Form 10-Q
period 2011-06-30
SunCoke Energy, Inc.
filed 2011-08-03
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35423

SUNCOKE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0640593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Warrenville Road, Suite 600

Lisle, Illinois 60532

(630) 824-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of July 31, 2011, there were 70,000,000 shares of the Registrant’s Common Stock outstanding.

SUNCOKE

PART I - FINANCIAL INFORMATION

Explanatory Note

The information contained in this report relates to periods that ended prior to the completion of the initial public offering (the “IPO”) of SunCoke Energy, Inc. (“SunCoke Energy”) and prior to the effective dates of the agreements SunCoke Energy entered into with Sunoco, Inc. (“Sunoco”) in connection with the IPO and SunCoke Energy’s separation from Sunoco. Consequently, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the operations that comprise the cokemaking and coal mining operations of Sunoco prior to their transfer to SunCoke Energy. See Note 1 to the accompanying unaudited combined financial statements for information concerning the closing of the IPO.

On July 26, 2011, SunCoke Energy completed the initial public offering of 13,340,000 shares of its common stock. Such amount includes 1,740,000 shares of common stock issued pursuant to the exercise of the underwriters’ over-allotment option on July 22, 2011. While management believes that the financial statements contained herein are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), these financial statements may not necessarily be indicative of the financial results which will be reported by SunCoke Energy for periods subsequent to the IPO and the separation from Sunoco. The information contained in this report should be read in conjunction with the information contained in SunCoke Energy’s prospectus dated July 20, 2011, as filed with the SEC on July 22, 2011, for additional financial information regarding the pro forma financial results of SunCoke Energy and the agreements it entered into with Sunoco, as well as SunCoke Energy’s Current Report on Form 8-K filed with the SEC on August 1, 2011.

SunCoke

Combined Statements of Income

(Unaudited)

Item 1. Combined Financial Statements

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues
Sales and other operating revenue	$377,657	$350,345	$710,624	$678,569
Other income (loss)	301	(1,026)	652	(827)

Total revenues	377,958	349,319	711,276	677,742

Costs and operating expenses
Cost of products sold and operating expenses	319,214	266,803	600,543	518,986
Loss on firm purchase commitments (Note 5)	—	—	18,544	—
Selling, general and administrative expenses	22,704	13,550	38,864	26,805
Depreciation, depletion and amortization	14,605	11,107	27,625	21,819

Total costs and operating expenses	356,523	291,460	685,576	567,610

Operating income	21,435	57,859	25,700	110,132

Interest income—affiliate (Note 3)	5,680	6,035	11,362	11,779
Interest income	83	4	118	31
Interest cost—affiliate (Note 3)	(1,723)	(1,701)	(3,223)	(3,092)
Capitalized interest	399	127	711	215

Total financing income, net	4,439	4,465	8,968	8,933

Income before income tax expense	25,874	62,324	34,668	119,065
Income tax expense (Note 4)	1,881	14,774	5,020	28,776

Net income	23,993	47,550	29,648	90,289
Less: Net income (loss) income attributable to noncontrolling interests	1,573	3,256	(4,598)	6,972

Net income attributable to net parent investment	$22,420	$44,294	$34,246	$83,317

(See Accompanying Notes)

SunCoke

Combined Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$30,471	$40,092
Accounts receivable	71,671	44,606
Inventories (Note 5)	144,154	106,610
Interest receivable from affiliate	3,637	—
Deferred income taxes	552	1,140

Total current assets	250,485	192,448

Notes receivable from affiliate (Note 3)	289,000	289,000
Investment in Brazilian cokemaking operations	40,976	40,976
Properties, plants and equipment, net	1,311,621	1,173,518
Lease and mineral rights, net	53,990	6,690
Goodwill	9,388	3,400
Deferred charges and other assets	17,132	12,434

Total assets	$1,972,592	$1,718,466

Liabilities and Equity
Advances from affiliate (Note 3)	$1,033,237	$888,512
Accounts payable	131,897	106,350
Accrued liabilities	46,057	53,158
Taxes payable	10,065	7,704

Total current liabilities	1,221,256	1,055,724

Payable to affiliate (Note 3)	54,092	55,813
Accrual for black lung benefits	27,247	26,605
Retirement benefit liabilities (Note 6)	44,472	42,854
Deferred income taxes	134,681	85,930
Asset retirement obligations	12,070	11,014
Other deferred credits and liabilities	21,493	11,185
Commitments and contingent liabilities (Note 7)

Total liabilities	1,515,311	1,289,125

Equity
Net parent investment	403,265	369,541
Noncontrolling interests	54,016	59,800

Total equity	457,281	429,341

Total liabilities and equity	$1,972,592	$1,718,466

(See Accompanying Notes)

SunCoke

Combined Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$29,648	$90,289
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on firm purchase commitment (Note 5)	18,544	—
Depreciation, depletion and amortization	27,625	21,819
Deferred income tax expense	5,151	7,530
Payments in excess of expense for retirement plans	(225)	(4,191)
Changes in working capital pertaining to operating activities:
Accounts receivable	(23,795)	42,501
Inventories	(34,540)	(272)
Accounts payable and accrued liabilities	(5,105)	28,924
Taxes payable	2,361	1,263
Other	(3,248)	(3,466)

Net cash provided by operating activities	16,416	184,397

Cash Flows from Investing Activities:
Capital expenditures	(127,965)	(65,966)
Acquisition of business, net of cash received	(37,575)	—
Proceeds from sales of assets	—	573

Net cash used in investing activities	(165,540)	(65,393)

Cash Flows from Financing Activities:
Net increase (decrease) in advances from affiliate	144,725	(100,004)
Repayments of notes payable assumed in acquisition	(2,315)	—
Increase (decrease) in payable to affiliate	(1,721)	21,525
Cash distributions to noncontrolling interests in cokemaking operations	(1,186)	(14,909)

Net cash provided by (used in) financing activities	139,503	(93,388)

Net increase (decrease) in cash and cash equivalents	(9,621)	25,616
Cash and cash equivalents at beginning of period	40,092	2,741

Cash and cash equivalents at end of period	$30,471	$28,357

(See Accompanying Notes)

SunCoke

Combined Statements of Comprehensive Income and Equity

(Unaudited)

	Comprehensive Income(1)	Net Parent Investment	Noncontrolling Interests
	(Dollars in thousands)
At December 31, 2010		$369,541	$59,800
Net income (loss)	$29,648	34,246	(4,598)
Other comprehensive income (loss) (net of related tax expense of $749):
Retirement benefit plans funded status adjustment	(1,095)	(1,095)	—
Currency translation adjustment	573	573	—
Cash distributions to noncontrolling interests	—	—	(1,186)

Total	$29,126

At June 30, 2011		$403,265	$54,016

(1)	Comprehensive income attributable to net parent investment amounted to $33,724 for the first six months of 2011.

(See Accompanying Notes)

SunCoke

Notes to Combined Financial Statements

(Unaudited)

1. General

Description of Business

The accompanying combined financial statements include the accounts of all operations that comprise the cokemaking and coal mining operations of Sunoco, Inc. (collectively, “SunCoke” or the “Company”), after elimination of all intercompany balances and transactions within the combined group of companies. The Company is an independent owner and operator of four metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, VA; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, IN; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, OH; and Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, IL. The Company has also entered into an agreement with AK Steel under which the Company will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The metallurgical coal produced from underground mines in Virginia and West Virginia is used primarily at the Jewell cokemaking facility. In January 2011, the Company acquired Harold Keene Coal Company, Inc. and its affiliated companies (the “HKCC Companies”), which include two active underground mines and one active surface and highwall mine that are contiguous to the Company’s existing mines for approximately $52.0 million, including working capital and contingent consideration (Note 2).

In December 2010, Sunoco, Inc. formed SunCoke Energy, Inc. (“SunCoke Energy”) to acquire, own, and operate the cokemaking and coal mining operations of Sunoco which constitute the businesses set forth in these combined financial statements. As part of the separation of the cokemaking and coal mining operations from Sunoco, Sunoco contributed to SunCoke Energy the subsidiaries, assets and liabilities that are primarily related to its cokemaking and coal mining businesses.

Just prior to the initial public offering (“IPO”) of SunCoke Energy’s common stock, which was completed on July 26, 2011 (see below), the ownership of these businesses was transferred to SunCoke Energy in exchange for 70,000,000 shares of SunCoke Energy common stock, representing 100% of its outstanding equity securities. This transfer represents a reorganization of entities under common control and will be recorded at historical cost. Sunoco has also announced its intent to distribute its remaining equity interest in SunCoke Energy after the IPO to holders of Sunoco’s common stock through a spin-off at a later date.

Reclassifications

Certain amounts in the prior period Combined Financial Statements have been reclassified to conform to the current year presentation.

Quarterly Reporting

The accompanying combined financial statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission. In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Subsequent Events

Initial Public Offering

On July 26, 2011, SunCoke Energy completed its IPO of 13,340,000 shares of its common stock at a public offering price of $16.00 per share. The 13,340,000 shares included 1,740,000 shares that were issued pursuant to the exercise of the underwriters’ over-allotment option. Prior to the IPO, SunCoke Energy was a wholly-owned subsidiary of Sunoco. Instead of selling its shares of SunCoke Energy’s common stock directly to the underwriters in the IPO, Sunoco exchanged the shares to be sold in the IPO for indebtedness of Sunoco held by Credit Suisse AG, Cayman Islands Branch (the “debt exchange party”). The debt exchange party then sold such shares in the IPO. As a result, the debt exchange party (not Sunoco or SunCoke Energy) received the proceeds from the sale of the shares in the IPO and the proceeds from the sale of shares pursuant to the exercise of the underwriters’ over-allotment option.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

SunCoke Energy has authorized capital stock of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. Immediately following the IPO, Sunoco owned 56,660,000 shares of SunCoke Energy’s common stock, or 80.9% of the outstanding common stock. Sunoco plans to distribute all of the shares of SunCoke Energy’s common stock it then owns to Sunoco’s shareholders on or before the date that is 12 months after the completion of the IPO by means of a spin-off, which is a pro rata distribution by Sunoco of the shares of SunCoke Energy’s common stock it owns to holders of Sunoco’s common stock. Sunoco’s agreement to complete the distribution is contingent on the satisfaction or waiver of a variety of conditions. In addition, Sunoco has the right to terminate its obligations to complete the distribution if, at any time, Sunoco’s Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of Sunoco or its shareholders. As a result, the distribution may not occur by the contemplated time or at all.

Credit Facilities and Senior Notes

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement dated as of July 26, 2011 with JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. SunCoke Energy has $300 million outstanding under the Term Loan as of the date of these financial statements.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. SunCoke Energy does not have any outstanding borrowings under the Revolving Facility as of the date of these financial statements.

Borrowings under the Credit Agreement bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00% per annum and (ii) in the case of LIBOR loans 3.00% per annum. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid.

On July 26, 2011, SunCoke Energy issued $400 million aggregate principal of senior notes (the “Notes”) in a private placement. The Notes bear interest at a rate of 7.625% per annum and will mature in 2019 with all principal paid at maturity. The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of SunCoke Energy’s existing and future domestic restricted subsidiaries that guarantee the credit facilities described above.

The gross proceeds of $400 million from the Notes and $300 million from the Term Loan were used to repay certain intercompany indebtedness to Sunoco of $575 million, to pay related fees and expenses and for general corporate purposes.

Share-based Compensation

Effective July 13, 2011, SunCoke Energy’s Board of Directors approved the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). The SunCoke LTPEP provides for the grant of equity-based rewards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP. The plan authorizes the issuance of up to 6,000,000 shares of SunCoke common stock pursuant to new awards under the SunCoke LTPEP.

In connection with the IPO, SunCoke Energy granted 0.3 million stock units and 1.5 million stock options to SunCoke Energy’s executives and selected high potential employees. The stock options have a ten-year term, a $17.39 per-share exercise price, which was equal to the average of the high and low prices of SunCoke common stock on July 21, 2011, the date of grant, and generally will vest in three equal annual installments on the first, second and third anniversaries of the date of grant (in each case subject to continued employment through the applicable vesting date). The SunCoke stock units will generally vest as follows: (1) 50% of each SunCoke stock unit award generally will vest in three equal annual installments, on the first, second and third anniversaries of the date of grant and (2) the remaining 50% of each SunCoke stock unit award will vest on the fourth anniversary of the date of grant (in each case subject to continued employment through the applicable vesting date).

SunCoke

Notes to Combined Financial Statements

(Unaudited)

Arrangements Between Sunoco and SunCoke Energy, Inc.

In connection with the IPO, SunCoke Energy and Sunoco entered into certain agreements that effected the separation of SunCoke Energy’s business from Sunoco, provide a framework for its relationship with Sunoco after the separation and provide for the allocation between SunCoke Energy and Sunoco of Sunoco’s assets, employees, liabilities and obligations attributable to periods prior to, at and after SunCoke Energy’s separation from Sunoco.

Separation and Distribution Agreement. On July 18, 2011, SunCoke Energy and Sunoco entered into the separation and distribution agreement, which sets forth the agreements between SunCoke Energy and Sunoco regarding the principal corporate transactions required to effect SunCoke Energy’s separation from Sunoco, the IPO and the distribution, if any, of SunCoke Energy’s shares to Sunoco’s shareholders, and other agreements governing the relationship between Sunoco and SunCoke Energy.

The separation and distribution agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to each of SunCoke Energy and Sunoco as part of the separation of Sunoco into two companies. Except as expressly provided, all assets were transferred on an “as is,” “where is” basis. In general, each party to the separation and distribution agreement assumes liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters. In addition, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of SunCoke Energy’s business with it and financial responsibility for the obligations and liabilities of Sunoco’s business with Sunoco.

The separation and distribution agreement allocates responsibility with respect to certain employee related matters, particularly with respect to Sunoco employee benefit plans in which any SunCoke Energy employees participate or SunCoke Energy employee benefit plans which hold assets in joint trusts with Sunoco. In addition, the separation and distribution agreement provides for certain adjustments with respect to Sunoco equity compensation awards that will occur if Sunoco completes the distribution.

Transition Services Agreement. On July 18, 2011, SunCoke Energy and Sunoco entered into a transition services agreement in connection with the separation to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, consistent with the services provided by the parties to each other before the separation. Pursuant to the transition services agreement, SunCoke Energy will provide Sunoco with various services related to the businesses not transferred to SunCoke Energy that had received services from SunCoke Energy prior to the separation, including, among others, certain administrative, human resources, enterprise information technology and other support services. Sunoco will also provide certain support services to SunCoke Energy, including, among others, payroll, human resources, information systems and various other corporate services, as well as procurement and sourcing support. The charges for the transition services generally are intended to allow the providing company to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The services provided under the transition services agreement will terminate at various times specified in the agreement (generally ranging from three months to one year after the completion of the separation). The receiving party may terminate certain specified services by giving prior written notice to the provider of such services and paying any applicable termination charge.

Tax Sharing Agreement. SunCoke Energy and Sunoco entered into a tax sharing agreement, dated July 18, 2011 that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the tax sharing agreement:

•

With respect to any periods ending at or prior to the distribution, SunCoke Energy is responsible for any U.S. federal income taxes and any U.S. state or local income taxes reportable on a consolidated, combined or unitary return, in each case, as would be applicable to SunCoke Energy as if it filed tax returns on a standalone basis. With respect to any periods beginning after the distribution, SunCoke Energy will be responsible for any U.S. federal, state or local income taxes of it or any of its subsidiaries.

•

Sunoco is responsible for any income taxes reportable on returns that include only Sunoco and its subsidiaries (excluding SunCoke Energy and its subsidiaries), and SunCoke Energy is responsible for any income taxes filed on returns that include only it and its subsidiaries.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

•

Sunoco is responsible for any non-income taxes reportable on returns that include only Sunoco and its subsidiaries (excluding SunCoke Energy and its subsidiaries), and SunCoke Energy is responsible for any non-income taxes filed on returns that include only it and its subsidiaries.

SunCoke Energy is generally not entitled to receive payment from Sunoco in respect of any of SunCoke Energy’s tax attributes or tax benefits or any reduction of taxes of Sunoco. Moreover, Sunoco is generally entitled to refunds of income taxes with respect to periods ending at or prior to the distribution. If SunCoke Energy realizes any refund, credit or other reduction in otherwise required tax payments in any period beginning after the distribution as a result of an audit adjustment resulting in taxes for which Sunoco would otherwise be responsible, then, subject to certain exceptions, SunCoke Energy must pay Sunoco the amount of any such taxes for which Sunoco would otherwise be responsible. Further, if any taxes result to Sunoco as a result of a reduction in SunCoke Energy’s tax attributes for a period ending at or prior to the distribution pursuant to an audit adjustment (relative to the amount of such tax attribute reflected on Sunoco’s tax return as originally filed), then, subject to certain exceptions, SunCoke Energy is generally responsible to pay Sunoco the amount of any such taxes.

SunCoke Energy has also agreed to certain restrictions that are intended to preserve the tax-free status of the contribution and the distribution. These covenants include restrictions on SunCoke Energy’s: issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements); and sales of assets outside the ordinary course of business; and entering into any other corporate transaction which would cause SunCoke Energy to undergo a 50 percent or greater change in its stock ownership.

SunCoke Energy has generally agreed to indemnify Sunoco and its affiliates against any and all tax-related liabilities incurred by them relating to the contribution or the distribution to the extent caused by an acquisition of SunCoke Energy’s stock or assets, or other of its actions. This indemnification applies even if Sunoco has permitted SunCoke Energy to take an action that would otherwise have been prohibited under the tax-related covenants as described above.

Guaranty, Keep Well, and Indemnification Agreement. On July 18, 2011, SunCoke Energy and Sunoco entered into a guaranty, keep well, and indemnification agreement. Under this agreement, SunCoke Energy: (1) guarantees the performance of certain obligations of its subsidiaries, prior to the date that Sunoco or its affiliates may become obligated to pay or perform such obligations, including the repayment of a loan from Indiana Harbor Coke Company L.P.; (2) indemnifies, defends, and holds Sunoco and its affiliates harmless against all liabilities relating to these obligations; and (3) restricts the assets, debts, liabilities and business activities of one of its wholly owned subsidiaries, so long as certain obligations of such subsidiary remain unpaid or unperformed. In addition, SunCoke Energy releases Sunoco from its guaranty of payment of a promissory note owed by one of its subsidiaries to another of its subsidiaries.

Registration Rights Agreement. On July 26, 2011, SunCoke Energy and Sunoco entered into a registration rights agreement pursuant to which SunCoke Energy agreed that, upon the request of Sunoco, SunCoke Energy will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of SunCoke Energy common stock retained by Sunoco following the IPO. Such registration rights could be used to effect any sale of SunCoke Energy common stock by Sunoco requiring registration under the Securities Act.

The maximum number of registration requests that SunCoke Energy is required to effect is ten and, subject to certain exceptions, each request must cover more than five percent of the number of shares covered by the registration rights agreement. If SunCoke Energy files a registration statement in connection with a public offering of any of its securities on a form and in a manner that would permit the registration for offer and sale of its common stock held by Sunoco, Sunoco has the right to include its shares in that offering. The registration rights under the registration rights agreement will remain in effect with respect to any shares covered by the registration rights agreement until: such shares have been sold pursuant to an effective registration statement under the Securities Act; or such shares have been sold to the public pursuant to Rule 144 under the Securities Act and the shares are no longer restricted under the Securities Act; or such shares have been sold in a transaction in which the transferee is not entitled to the benefits of the registration rights agreement.

2. Acquisition

On January 14, 2011, the Company acquired 100% of the outstanding common shares of Harold Keene Coal Company, Inc. and its affiliated companies (“HKCC” or “the HKCC Companies”) for approximately $52.0 million, including working capital and contingent consideration. The results of HKCC have been included in the consolidated financial statements since that date and are included in the Coal Mining segment. HKCC engages in the business of coal mining and owns, leases, and operates mines in Russell County, Virginia. The operations of the HKCC Companies produce high volatile A and high volatile B metallurgical coals, which complement

SunCoke

Notes to Combined Financial Statements

(Unaudited)

the coal produced by the Company’s existing coal mining operations, and high quality steam coal. This acquisition adds between 250 and 300 thousand tons of coal production annually, with the potential to expand production in the future, and 21 million tons of proven and probable coal reserves located in two active underground mines and one active surface and highwall mine in Russell and Buchanan Counties in Virginia, contiguous to the Company’s existing metallurgical coal mining operations. The acquisition is part of the Company’s strategy to expand its domestic coal production and pursue selective reserve acquisitions. The goodwill of $6.0 million arising from the acquisition consists largely of synergies and cost reductions.

The aggregate noncontingent portion of the purchase price was $41.1 million, of which $37.6 million was paid in cash, net of cash received of $0.8 million. The remaining amounts relate to purchase price holdbacks of $3.5 million that are expected to be paid in June 2012.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the real property or leased property acquired by HKCC if production levels exceed 150,000 tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $42 million. The fair value of the contingent consideration is $10.9 million, and is based on significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions include (a) a discount rate range of 0.895 percent to 6.027 percent, which reflects the credit default spread for each period, and (b) probability adjusted production levels of HKCC operations between 300 thousand and 475 thousand tons per year.

The following table summarizes the consideration paid for HKCC and the fair value of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Consideration:
Cash, net of cash received	$37,575
Working capital adjustment and purchase price hold back	3,500
Contingent consideration arrangement	10,897

Fair value of total consideration transferred	$51,972

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$7,314
Property and equipment	15,466
Mineral rights	48,112
Other assets	2,429
Current liabilities	(1,507)
Deferred tax liabilities, net	(22,703)
Notes payable	(2,315)
Asset retirement obligations	(812)

Total identifiable net assets assumed	45,984
Goodwill	5,988

Total	$51,972

The fair value of the acquired intangible assets of $47.3 million, net of asset retirement obligations of $0.8 million, was determined by applying the income approach, and is based on significant inputs that are not observable in the market, or Level 3 inputs. The acquired intangible assets, all of which are mineral rights, are to be depleted as they are extracted, which is estimated to be over a period of 31 years.

Immediately upon acquisition, $2.3 million of liabilities were repaid.

The acquisition of HKCC increased revenues by $3.3 million and $8.8 million and gross margin by $0.3 million and $1.3 million in the second quarter and first six months of 2011, respectively. The acquisition of HKCC is not material to the Company’s combined results of operations. Therefore, pro forma information has not been presented.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

3. Related Party Transactions

The related party transactions with Sunoco and its affiliates are described below.

Advances from/to Affiliate

Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, serves as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due to Sunoco, Inc. (R&M) for the settlement of payables, which include advances to fund capital expenditures, amounted to $1,033.2 million and $864.3 million at June 30, 2011 and December 31, 2010, respectively. Interest on such advances is based on short-term money market rates. The weighted-average annual interest rates used to determine interest expense for these amounts due were 1.4 and 1.3 percent for the first six months of 2011 and 2010, respectively. As described in Note 1, on July 26, 2011, proceeds from the $400 million Notes and the $300 million Term Loan were used to repay $575 million of the advances from affiliate. The remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

At June 30, 2011, Jewell had a $10.0 million revolving credit agreement with Sunoco, Inc. (R&M) (the “Jewell Revolver”), which was terminated in conjunction with the IPO. There were no borrowings under the Jewell Revolver at June 30, 2011 or December 31, 2010.

Jewell was also a party to an agreement with Sunoco, Inc. (R&M) under which Sunoco, Inc. (R&M) financed any deficits of the Jewell cokemaking operations in excess of $10.0 million (the “Deficit Funding Agreement”). The agreement was terminated in conjunction with the IPO. There were no borrowings under the Deficit Funding Agreement at June 30, 2011 or December 31, 2010.

Indiana Harbor had a $30.0 million revolving credit agreement with Sunoco, Inc. (R&M) (the “Indiana Harbor Revolver”), which was terminated in conjunction with the IPO. There were no borrowings under the Indiana Harbor Revolver at June 30, 2011, while borrowings amounted to $24.2 million at December 31, 2010. The interest rates for advances under the Indiana Harbor Revolver were based on the one-month London Inter-Bank Offered Rate, as quoted by Bloomberg, L.P., plus 1 percent (1.26 percent at December 31, 2010).

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the combined statements of income and totaled $0.1 million and $0.6 million for the second quarter of 2011 and 2010, respectively, and $0.3 million and $0.8 million for the first six months of 2011 and 2010, respectively. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the combined statements of income and totaled $1.7 million for the second quarter of 2011 and 2010 and $3.2 million and $3.1 million for the first six months of 2011 and 2010, respectively.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a wholly owned subsidiary of Sunoco. The loan is evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which is paid quarterly, is included in interest income—affiliate in the combined statements of income and amounted to $3.6 million for the second quarter of 2011 and 2010 and $7.3 million for the first six months of 2011 and 2010.

In 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan is evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which is paid annually, is included in interest income—affiliate in the combined statements of income and amounted to $1.8 million for the second quarter of 2011 and 2010 and $3.6 million for the first six months of 2011 and 2010.

In connection with the IPO, Sunoco contributed Claymont to SunCoke Energy primarily to transfer certain intercompany receivables from and intercompany payable to SunCoke Energy, including the notes payable to Indiana Harbor and Jewell. Accordingly, these notes receivable are now receivables and payables of SunCoke Energy’s subsidiaries which will be eliminated in consolidation.

The Company has a non-interest bearing payable to affiliate totaling $54.1 million and $55.8 million at June 30, 2011 and December 31, 2010, respectively. This intercompany balance represents the difference between the taxes allocated to the Company by Sunoco under a tax-sharing arrangement and the taxes recognized by the Company on a separate-return basis as reflected in the combined financial statements. In connection with the IPO, the payable to affiliate was capitalized to net parent investment.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

Net Parent Investment

The net parent investment represents Sunoco’s equity investment in the Company and reflects capital contributions or returns of capital, net income attributable to Sunoco’s ownership and accumulated other comprehensive income (loss) which is all attributable to Sunoco’s ownership.

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-cost steam, which is being sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business. Such steam sales totaled $2.3 million and $2.4 million for the second quarter of 2011 and 2010, respectively, and $4.8 million and $4.2 million for the first six months of 2011 and 2010, respectively. SunCoke Energy expects these steam sales to continue post-IPO.

Allocated Expenses

Amounts were allocated from subsidiaries of Sunoco for employee benefit costs of certain executives of the Company as well as for the cost associated with the participation of such executives in Sunoco’s principal management incentive plans. The employee benefit costs were allocated as a percentage of the executives’ actual pay, while the incentive plan costs represented the actual costs associated to the executives. Indirect corporate overhead attributable to the operations of the Company has also been allocated from Sunoco. These overhead expenses incurred by Sunoco include costs of centralized corporate functions such as legal, accounting, tax, treasury, engineering, information technology, insurance and other corporate services. The allocation methods for these costs include: estimates of the costs and level of support attributable to SunCoke for legal, accounting, tax, treasury, and engineering; usage and headcount for information technology; and prior years’ claims information and historical cost of insured assets for insurance. The above allocations are included in cost of products sold and operating expenses and selling, general and administrative expenses in the combined statements of income and totaled $1.9 million and $1.7 million in the second quarter of 2011 and 2010, respectively, and $3.9 million and $3.5 million for the first six months of 2011 and 2010, respectively.

Concurrent with the IPO, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco will provide certain services, the use of facilities and other assistance on a transitional basis to SunCoke Energy for fees which approximate Sunoco’s cost of providing these services, see Note 1.

Guarantees and Indemnifications

For a discussion of certain guarantees that Sunoco, Inc. is providing to the current third-party investors of the Indiana Harbor cokemaking operations on behalf of the Company, see Note 7.

Agreements Entered Into in Connection with the IPO

Please see Note 1 for a discussion of certain agreements SunCoke Energy entered into with Sunoco in connection with the IPO.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

4. Income Taxes

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Income tax expense at U.S. statutory rate of 35 percent	$9,056	$21,814	$12,134	$41,673
Increase (reduction) in income taxes resulting from:
Loss (income) attributable to noncontrolling interests(1)	(551)	(1,139)	1,609	(2,440)
Nonconventional fuel credit	(4,331)	(6,083)	(6,502)	(11,543)
State and other income taxes, net of federal income tax effects	(2,359)	1,218	(2,072)	2,311
Percentage depletion	(8)	—	(569)	—
Manufacturers’ deduction	983	(1,246)	1,324	(1,625)
Other	(909)	210	(904)	400

	$1,881	$14,774	$5,020	$28,776

(1)	No income tax expense (benefit) is reflected in the combined statements of income for partnership income (loss) attributable to noncontrolling interests.

5. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, and coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Coal	$74,782	$68,659
Coke	42,072	13,152
Materials, supplies and other	27,300	24,799

	$144,154	$106,610

During the first quarter of 2011, the Company determined that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122,000 tons. To meet this volume shortfall, the Company entered into agreements to procure the coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in the Company’s contract with ArcelorMittal. This resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011.

In the second quarter of 2011, the Company received approximately 133,000 tons of coke procured under these agreements, of which 38,000 tons were sold to ArcelorMittal. The remaining 95,000 tons are currently in inventory. Operational improvements at Indiana Harbor resulting from recent maintenance and repairs at this facility have increased production during the second quarter and the Company now anticipates coke production at Indiana Harbor will be sufficient to meet its contractual requirements with ArcelorMittal. In the second quarter, the Company recorded a lower of cost or market adjustment of $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) on the purchased coke.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

6. Retirement Benefits Plans

Defined Benefit Pension Plan and Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan (“defined benefit plan”), which provides retirement benefits for certain of its employees. The Company also has plans which provide health care and life insurance benefits for all of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company.

Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. The Company also amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits were capped. As a result of these changes to its postretirement benefit plans, the Company’s postretirement benefit liability declined $36.7 million during 2010. Most of the benefit of this liability reduction is being amortized into income through 2016. The Company’s pension plan assets are currently invested in a trust with the assets of other pension plans of Sunoco and shall be separated from the Sunoco trust no later than the distribution date, as defined by the Separation and Distribution Agreement. Upon separation of the SunCoke Energy plan assets from the Sunoco trust, such assets shall be transferred to a newly formed trust or funding arrangements established for such plan in accordance with the directions of the applicable plan sponsor or fiduciary.

Defined benefit plan (benefit) expense consisted of the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$—	$125	$—	$250
Interest cost on benefit obligations	374	399	748	798
Expected return on plan assets	(605)	(551)	(1,210)	(1,102)
Amortization of actuarial losses	142	164	284	328

	$(89)	$137	$(178)	$274

Postretirement benefit plans (benefit) expense consisted of the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$85	$92	$170	$524
Interest cost on benefit obligations	517	648	1,034	1,794
Amortization of:
Actuarial losses	340	592	680	872
Prior service benefit	(1,404)	(1,490)	(2,808)	(1,771)

Curtailment gain	—	—	—	(724)

	$(462)	$(158)	$(924)	$695

7. Commitments and Contingent Liabilities

The Company is subject to indemnity agreements with third-party investors of Indiana Harbor for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service (“IRS”) disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to IRS review. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2011, the maximum potential payment under these tax indemnifications would have been approximately $20.0 million. Sunoco also guarantees SunCoke’s performance under the indemnification to the third-party investors.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

On March 24, 2011, the Company received a demand notice from the United States Environmental Protection Agency (“EPA”) assessing a civil penalty for alleged Clean Air Act violations at the Haverhill, Ohio and Granite City, Illinois plants. At this stage, negotiations are ongoing and the Company is unable to estimate a range of reasonably possible loss. The Company does not believe any probable loss would be material to its cash flows, financial position or results of operations.

The Company is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from claims would not be material in relation to the combined financial position, results of operations or cash flow of the Company at June 30, 2011.

8. Restructuring

In 2010, in connection with the separation of the Company from Sunoco, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, which was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company incurred pre-tax restructuring expenditures of $5.7 million in the first six months of 2011. These charges consist of employee-related costs, primarily related to relocation, and lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in thousands)
Year ended December 31, 2010	$155	$279	$—	$434
Three months ended March 31, 2011	1,378	279	—	1,657
Three months ended June 30, 2011	1,766	326	1,914	4,006

Charges recorded through June 30, 2011	$3,299	$884	$1,914	$6,097

The total amount of restructuring charges, including those recorded as set forth in the table above, are expected to be approximately $8 million for employee-related costs primarily related to relocation and approximately $2 million of lease terminations. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity as of and for the six months ended June 30, 2011 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in thousands)
Balance at December 31, 2010	$155	$—	$155
Charges	3,144	1,914	5,058
Cash payments	2,671	—	2,671

Balance at June 30, 2011	$628	$1,914	$2,542

SunCoke

Notes to Combined Financial Statements

(Unaudited)

9. Comprehensive Income

The following table sets forth the components comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net income attributable to SunCoke and noncontrolling interest	$23,993	$47,550	$29,648	$90,289
Other comprehensive income (loss):
Retirement benefit plans funded status adjustment	(524)	1,596	(1,095)	19,915
Currency translation adjustment	392	(97)	573	(212)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	1,573	3,256	(4,598)	6,972

Comprehensive income attributable to SunCoke	$22,288	$45,793	$33,724	$103,020

10. Fair Value Measurements

The Company’s cash equivalents, which amounted to $21.6 million and $37.8 million at June 30, 2011 and December 31, 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets (Level 1). Contingent consideration related to the HKCC acquisition (Note 2) amounted to $10.5 million at June 30, 2011 and is based on significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions at June 30, 2011 include (a) a discount rate range of 0.519 percent to 6.632 percent, which reflects the credit default spread for each period, and (b) probability adjusted production levels of HKCC operations between 300 thousand and 475 thousand tons per year.

No other assets or liabilities were measured at fair value in the Company’s combined balance sheet at June 30, 2011 and December 31, 2010.

The Company’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and these items are recorded at cost (except as discussed above) in the combined balance sheets. The estimated fair value of these financial instruments approximates their carrying amounts. The estimated fair value of the receivables from affiliate was $342.4 million and $338.4 million at June 30, 2011 and December 31, 2010, respectively. The carrying amount of these receivables was $289.0 million on each of these dates. The fair value of these receivables from affiliate was estimated based upon the market interest rates applicable to Sunoco at the respective balance sheet dates for similar terms.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

11. Business Segment Information

SunCoke is an independent owner and operator of four metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The Company’s cokemaking operations are reported as three segments: Jewell Coke, Other Domestic Coke and International Coke. The Jewell Coke segment consists of the operations of the Company’s cokemaking facilities in Vansant, VA. The Indiana Harbor cokemaking facility located in East Chicago, IL, the Haverhill cokemaking facility, located in Franklin Furnace, OH, and the Granite City cokemaking facility, located in Granite City, IL have been aggregated into the Other Domestic Coke segment. Each of these facilities produces metallurgical coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, SunCoke management believes that the facilities in the Other Domestic Coke segment have similar long-term economic characteristics. The International Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The International Coke segment also earns income from a dividend on its preferred stock investment assuming that certain minimum production levels are achieved at the plant.

The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility, centered in Vansant, VA with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell Coke segment for conversion into metallurgical coke. Some coal is also sold to the Other Domestic Coke facilities and third-parties. Intersegment coal revenues for sales to the Jewell Coke and Other Domestic Coke segments are based on the prices that the coke customers of the Other Domestic Coke segment have agreed to pay for the internally produced coal, which approximate the market prices for this quality of metallurgical coal. In January 2011, the Company acquired the HKCC Companies, which include two active underground mines and one active surface and highwall mine that are contiguous to the Company’s existing mines (Note 2), and the results of operations from the date of acquisition forward are included in the Coal Mining segment.

Overhead expenses that can be identified with a segment have been included as deductions in determining segment income. The remainder is included in Corporate and Other. Net financing income, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Identifiable assets are those assets that are utilized within a specific segment.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

	Three Months Ended June 30, 2011
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$62,136	$299,835	$9,979	$5,707	$—		$377,657

Intersegment sales	$—	$—	$—	$46,199	$—		$—

Operating income (loss)	$11,559	$14,059	$788	$5,964	$(10,935)		$21,435
Less: operating income attributable to noncontrolling interest	—	(594)	—	—	—		(594)

Operating income (loss) attributable to net parent investment	$11,559	$13,465	$788	$5,964	$(10,935)		20,841

Net financing income attributable to net parent investment							3,460	(1)

Pretax income attributable to net parent investment							24,301
Income tax expense							1,881

Net income attributable to net parent investment							$22,420

Depreciation, depletion and amortization	$1,333	$9,636	$55	$3,180	$401		$14,605

Capital expenditures	$92	$3,373	$—	$8,889	$56,131	(2)	$68,485

Identifiable assets	$85,101	$954,433	$53,592	$173,537	$705,929	(3)	$1,972,592

(1)	After deducting $1.0 million of income attributable to noncontrolling interests.
(2)	Includes $51.2 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $346.1 million.

	Three Months Ended June 30, 2010
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$91,743	$249,001	$9,439	$162	$—		$350,345

Intersegment sales	$—	$—	$—	$32,604	$—		$—

Operating income (loss)	$51,945	$10,793	$(18)	$(1,818)	$(3,043)		$57,859
Less: operating income attributable to noncontrolling interest	—	(2,236)	—	—	—		(2,236)

Operating income (loss) attributable to net parent investment	$51,945	$8,557	$(18)	$(1,818)	$(3,043)		55,623

Net financing income attributable to net parent investment							3,445	(1)

Pretax income attributable to net parent investment							59,068
Income tax expense							14,774

Net income attributable to net parent investment							$44,294

Depreciation, depletion and amortization	$1,099	$7,923	$25	$1,925	$135		$11,107

Capital expenditures	$96	$6,211	$43	$2,600	$47,272	(2)	$56,222

Identifiable assets	$90,951	$933,846	$51,517	$67,409	$434,228	(3)	$1,577,951

(1)	After deducting $1.0 million of income attributable to noncontrolling interests.
(2)	Includes $47.0 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $113.8 million.

SunCoke

Notes to Combined Financial Statements

(Unaudited)

	Six Months Ended June 30, 2011
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke		Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$126,147	$547,280	$19,673		$17,524	$—		$710,624

Intersegment sales	$—	$—	$—		$85,006	$—		$—

Operating income (loss)	$29,512	$4,587	$1,724	(1)	$7,541	$(17,664)		$25,700
Less: operating loss attributable to noncontrolling interest	—	6,556	—		—	—		6,556

Operating income (loss) attributable to net parent investment	$29,512	$11,143	$1,724		$7,541	$(17,664)		32,256

Net financing income attributable to net parent investment								7,010	(1)

Pretax income attributable to net parent investment								39,266
Income tax expense								5,020

Net income attributable to net parent investment								$34,246

Depreciation, depletion and amortization	$2,434	$18,251	$109		$5,899	$932		$27,625

Capital expenditures	$156	$4,021	$107		$13,916	$109,765	(2)	127,965

Identifiable assets	$85,101	$954,433	$53,592		$173,537	$705,929	(3)	$1,972,592

(1)	After deducting $2.0 million of income attributable to noncontrolling interests.
(2)	Includes $103.9 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $346.1 million.

	Six Months Ended June 30, 2010
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$177,470	$481,258	$19,515	$326	$—		$678,569

Intersegment sales	$—	$—	$—	$66,451	$—		$—

Operating income (loss)	$101,544	$13,784	$540	$1,171	$(6,907)		$110,132
Less: operating income attributable to noncontrolling interest	—	(4,932)	—	—	—		(4,932)

Operating income (loss) attributable to net parent investment	$101,544	$8,852	$540	$1,171	$(6,907)		105,200

Net financing income attributable to net parent investment							6,893	(1)

Pretax income attributable to net parent investment							112,093
Income tax expense							28,776

Net income attributable to net parent investment							$83,317

Depreciation, depletion and amortization	$2,197	$15,635	$51	$3,712	$224		$21,819

Capital expenditures	$96	$10,478	$54	$5,545	$49,793	(2)	$65,966

Identifiable assets	$90,951	$933,846	$51,517	$67,409	$434,228	(3)	$1,577,951

(1)	After deducting $2.1 million of income attributable to noncontrolling interests.
(2)	Includes $49.2 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $113.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 26, 2011), refer to cokemaking and coal mining operations of Sunoco, Inc. prior to their transfer to SunCoke Energy, Inc. in connection with its initial public offering. References when used in the present tense or prospectively (after July 26, 2011), refer to SunCoke Energy, Inc. and its subsidiaries. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” on page 31 for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

You should read the following discussion of the financial condition and results of operations in conjunction with the historical combined financial statements and notes thereto and the pro forma combined financial statements included in SunCoke Energy’s prospectus dated July 20, 2011, as filed with the Securities and Exchange Commission (“SEC”) on July 22, 2011. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the following information.

Overview

We are the largest independent producer of high-quality metallurgical coke in the Americas, as measured by tons of coke produced each year, and have over 45 years of coke production experience. Metallurgical coke is a principal raw material in the integrated steelmaking process. We have designed, developed and built, and currently own and operate four metallurgical cokemaking facilities in the United States. We currently sell approximately 3.6 million tons of metallurgical coke per year to our three primary customers in the United States: ArcelorMittal, U.S. Steel, and AK Steel. Our current coke sales are made pursuant to long-term agreements with an average remaining term of approximately 9 years. All of these coke sales agreements contain take-or-pay provisions, which require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. We are currently constructing a fifth U.S. cokemaking facility that we also will own and operate and that is expected to be completed in the fourth quarter of 2011. Upon its completion, we expect that our total U.S. cokemaking capacity will increase to approximately 4.2 million tons of coke per year.

We also operate a cokemaking facility in Brazil on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, producing approximately 1.7 million tons of coke per year. We earn income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the United States and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazilian subsidiary of ArcelorMittal.

The following table sets forth information concerning the cokemaking facilities we own and/or operate:

Facility	Location	Year of Start Up	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	1962	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	1998	268	1,220	Heat for power generation
Haverhill Phase I	Franklin	2005	100	550	Process steam
Phase II	Furnace, Ohio	2008	100	550	Power generation
Granite City	Granite City, Illinois	2009	120	650	Steam for power generation
Middletown	Middletown, Ohio	2011 (expected)	100	550	Power generation

Total			830	4,240

Operated:
Vitória	Vitória, Brazil	2007	320	1,700	Steam for power generation

Total			1,150	5,940

We also own and operate coal mining operations in Virginia and West Virginia that have sold an average of approximately 1.2 million tons of metallurgical coal per year (including internal sales to our cokemaking operations) over the past three years. In January 2011, we acquired metallurgical coal mining assets contiguous to our existing mining operations that will increase our annual coal production by an additional 250 thousand to 300 thousand tons per year with the potential for future production expansion. An expansion plan is underway that we expect will increase our coal production from our underground mines. Reflecting existing tightness in the Appalachian labor market and, to a lesser degree, lower yields from newly developed mine seams, the Company expects to increase annualized production by approximately 350,000 tons in 2012 and to reach a 500,000 ton annualized increase by mid-2013. This would increase the annualized rate of coal sales to two million tons by mid-2013. We expect capital outlays for this project, primarily for new mining equipment, to total approximately $25 million, of which $10 million is expected to be spent in 2011.

Recent Developments

Global Coke Limited

In May 2011, we signed a memorandum of understanding to make a minority equity investment of approximately $30 million in Global Coke Limited, one of the leading metallurgical coke producers in India. In conjunction with the investment, we would provide operations, engineering and technology support to Global Coke. We are currently conducting due diligence in connection with the proposed transaction. Consummation of the transaction is subject to the satisfaction of customary closing conditions, including the execution of definitive agreements and the approval of management of the respective parties.

Revelation Energy Transactions

In June 2011, we entered into a series of coal transactions with Revelation Energy, LLC (“Revelation”). Under a contract mining agreement, Revelation will mine certain coal reserves at our Jewell coal mining operations that are not included in our current proven and probable reserve estimate. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period beginning in 2012 and is expected to produce approximately 1.3 million tons of predominantly metallurgical coal over such period. In addition, we intend to build a state-of-the-art rapid train coal loading facility in the proximity of our Jewell coal mining operations at an expected cost of approximately $20 million, of which $6 million is expected to be spent in 2011. Once completed, the throughput capacity of the loadout facility will be 2.6 million tons per year. The loadout facility will be operated by Revelation and rail service will be provided by Norfolk Southern.

Development of Other Facilities

We are currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. Our ability to enter into additional arrangements is dependent upon market conditions in the steel industry. One such potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. We are in the early stages of permitting for this potential facility in Kentucky, but we are also assessing alternative sites in other states.

Initial Public Offering

On July 26, 2011, SunCoke Energy completed its IPO of 13,340,000 shares of its common stock at a public offering price of $16.00 per share. The 13,340,000 shares included 1,740,000 shares that were issued pursuant to the exercise of the underwriters’ over-allotment option. Prior to the IPO, SunCoke Energy was a wholly-owned subsidiary of Sunoco. Instead of selling its shares of SunCoke Energy’s common stock directly to the underwriters in the IPO, Sunoco exchanged the shares to be sold in the IPO for indebtedness of Sunoco held by Credit Suisse AG, Cayman Islands Branch (the “debt exchange party”). The debt exchange party then sold such shares in the IPO. As a result, the debt exchange party (not Sunoco or SunCoke Energy) received the proceeds from the sale of the shares in the IPO and the proceeds from the sale of shares pursuant to the exercise of the underwriters’ over-allotment option.

SunCoke Energy has authorized capital stock of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. Immediately following the IPO, Sunoco owned 56,660,000 shares of SunCoke Energy’s common stock, or 80.9%. Sunoco plans to distribute all of the shares of SunCoke Energy’s common stock it then owns to Sunoco’s shareholders on or before the date that is 12 months after the completion of the IPO by means of a spin-off, which is a pro rata distribution by Sunoco of the shares of SunCoke Energy’s common stock it owns to holders of Sunoco’s common stock. Sunoco’s agreement to complete the distribution is contingent on the satisfaction or waiver of a variety of conditions. In addition, Sunoco has the right to terminate its obligations to complete the distribution if, at any time, Sunoco’s Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of Sunoco or its shareholders. As a result, the distribution may not occur by the contemplated time or at all.

Please see Note 1 to the unaudited Combined Financial Statements for a description of certain agreements SunCoke Energy entered into with Sunoco in connection with the IPO.

Issuance of Debt

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement dated as of July 26, 2011 with JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. We have $300 million outstanding under the Term Loan as of the date of this report.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. We do not have any outstanding borrowings under the Revolving Facility as of the date of this report.

On July 26, 2011, SunCoke Energy issued $400 million aggregate principal of senior notes (the “Notes”) in a private placement. The Notes bear interest at a rate of 7.625% per annum and will mature in 2019 with all principal paid at maturity. The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior basis by each of SunCoke Energy’s existing and future domestic restricted subsidiaries that guarantee the credit facilities described above.

See “Liquidity and Capital Resources” for additional information regarding the credit facilities and the senior notes.

Results of Operations

We report our business results through four segments:

•	Jewell Coke, which consists of our cokemaking operations located in Vansant, Virginia;

•

Other Domestic Coke, which consists of our Indiana Harbor, Haverhill and Granite City cokemaking and heat recovery operations located in East Chicago, Indiana, Franklin Furnace, Ohio and Granite City, Illinois, respectively;

•	International Coke, which consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal; and

•

Coal Mining, which consists of our metallurgical coal mining activities conducted in Virginia and West Virginia. In addition, we will include the results of the HKCC Companies that we acquired in January 2011 in this segment from the date of acquisition.

Analysis of Combined Statements of Income

The following table sets forth amounts from the unaudited combined statements of income for the three months and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues
Sales and other operating revenue	$377,657	$350,345	$710,624	$678,569
Other income (loss)	301	(1,026)	652	(827)

Total revenues	377,958	349,319	711,276	677,742

Costs and Operating Expenses
Cost of products sold and operating expenses	319,214	266,803	600,543	518,986
Loss on firm purchase commitment	—	—	18,544	—
Selling, general and administrative expenses	22,704	13,550	38,864	26,805
Depreciation, depletion and amortization	14,605	11,107	27,625	21,819

Total costs and operating expenses	356,523	291,460	685,576	567,610

Operating income	21,435	57,859	25,700	110,132

Interest income – affiliate	5,763	6,039	11,480	11,810
Interest cost—affiliate	(1,723)	(1,701)	(3,223)	(3,092)
Capitalized interest	399	127	711	215

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Total financing income, net	4,439	4,465	8,968	8,933

Income before income tax expense	25,874	62,324	34,668	119,065
Income tax expense	1,881	14,774	5,020	28,776

Net income	23,993	47,550	29,648	90,289
Less: Net income (loss) attributable to noncontrolling interests	1,573	3,256	(4,598)	6,972

Net income attributable to net parent investment	$22,420	$44,294	$34,246	$83,317

Revenues. Total revenues were $378.0 million for the three months ended June 30, 2011 compared to $349.3 million for the corresponding period of 2010. Total revenues were $711.3 million for the six months ended June 30, 2011 compared to $677.7 million for the corresponding period of 2010. The increases in each comparative period were primarily driven by higher sales in our Other Domestic Coke segment due to higher coal costs and increased fees and the contribution from HKCC Companies, which was acquired in January 2011. These factors were offset by a lower sales price in the Jewell Coke segment resulting from contractual amendments with ArcelorMittal that became effective in the first quarter of 2011.

Costs and Operating Expenses. Total costs and operating expenses were $356.5 million for the three months ended June 30, 2011 compared to $291.5 million for the corresponding period in 2010. Total costs and operating expenses were $685.6 million for the six months ended June 30, 2011 compared to $567.6 million for the corresponding period in 2010. The increases in each comparative period were driven by higher coal production costs, increased coal and coke volumes, the impact of HKCC and higher corporate expenses associated with public company readiness, increased headcount and relocation costs.

Net Financing Income and Income Taxes. See “Analysis of Segment Earnings” discussed below.

The following tables set forth the unaudited sales and other operating revenues and the operating income (loss) attributable to net parent investment, or segment earnings, of our segments and other financial and operating data for the three months and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010
	(Dollars in thousands)
Sales and other operating revenues:
Jewell Coke	$62,136	$91,743	$126,147	$177,470
Other Domestic Coke	299,835	249,001	547,280	481,258
International Coke	9,979	9,439	19,673	19,515
Coal Mining	5,707	162	17,524	326
Coal Mining intersegment sales	46,199	32,604	85,006	66,451
Elimination of intersegment sales	(46,199)	(32,604)	(85,006)	(66,451)

Total	$377,657	$350,345	$710,624	$678,569

Earnings:
Jewell Coke	$11,559	$51,945	$29,512	$101,544
Other Domestic Coke(1)	13,465	8,557	11,143	8,852
International Coke	788	(18)	1,724	540
Coal Mining	5,964	(1,818)	7,541	1,171
Corporate and Other:
Corporate expenses	(10,935)	(3,043)	(17,664)	(6,907)
Net financing(1)	3,460	3,445	7,010	6,893

Pretax income attributable to net parent investment	24,301	59,068	39,266	112,093
Income tax expense	1,881	14,774	5,020	28,776

Net income attributable to net parent investment	$22,420	$44,294	$34,246	$83,317

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	99	99	98	99
Other Domestic Coke	100	95	97	93
Total	100	96	97	94

Coke production volumes (thousands of tons):
Jewell Coke	177	178	351	355
Other Domestic Coke	745	705	1,432	1,370
International Coke—operated facility	412	422	776	835

Coke sales volumes (thousands of tons):
Jewell Coke	170	191	345	363
Other Domestic Coke	757	718	1,454	1,379

Total	927	909	1,799	1,742

Coal Operating Data(2):
Coal sales volumes (thousands of tons):
Internal use	293	314	593	641
Third parties	41	—	127	—

Total	334	314	720	641

Coal production (thousands of tons)(3)	340	265	675	576
Purchased coal (thousands of tons)	24	23	75	41
Coal sales price per ton (excludes transportation costs)(4)	$154.87	$103.90	$142.10	$103.73
Coal cash production cost per ton(5)	$126.29	$104.33	$121.09	$95.08
Purchased coal cost per ton(6)	$84.66	$48.63	$117.53	$46.07
Total coal production cost per ton(7)	$131.33	$104.71	$128.41	$97.29

(1)	Excludes income (loss) attributable to noncontrolling investors in our Indiana Harbor cokemaking operations.
(2)	Includes production from company and contractor-operated mines.
(3)	Includes HKCC coal production of 84 thousand tons and 150 thousand tons for the second quarter and first six months of 2011, respectively.
(4)

Includes sales to affiliates, including sales to Jewell Coke established via a transfer pricing agreement. The transfer price per ton to Jewell Coke was $156.12 and $103.86 for the second quarter of 2011 and 2010, respectively, and $144.99 and $103.71 for the first six months of 2011 and 2010, respectively.

(5)	Mining and preparation costs for tons produced, excluding depreciation, depletion and amortization, divided by coal production volume.
(6)	Costs of purchased raw coal divided by purchased coal volume.
(7)	Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $9.50 and $6.12 for the second quarter of 2011 and 2010, respectively and $8.19 and $5.79 for the first six months of 2011 and 2010, respectively.

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $29.6 million, or 32 percent, to $62.1 million in the second quarter of 2011 compared to $91.7 million in second quarter of 2010. This decline was due to lower pricing, which contributed $22.5 million of the decrease and lower volumes which contributed $7.1 million of the decrease. Volume in 2011 decreased due to the absence of 11 thousand tons of spot sales made in the second quarter of 2010 and the timing of coke shipments to ArcelorMittal. Effective January 1, 2011, our contract with ArcelorMittal was amended to eliminate the fixed adjustment factor in the coke pricing formula and increase the operating cost and fixed fee components. This amendment was the primary driver of the decrease in sales and other operating revenue.

Prior to January 1, 2011, the component of the coke price attributable to coal was equal to the delivered cost of coal applicable to our sales to ArcelorMittal from our Haverhill facility, increased by the application of a fixed adjustment factor. As a result of this pricing formula, as coal prices increased, the sales and profitability of our Jewell facility increased, and as coal prices decreased, the sales and profitability of our Jewell cokemaking facility decreased.

Segment Earnings

Segment earnings from our Jewell Coke segment decreased $40.3 million, or 78 percent, to $11.6 million in the second quarter of 2011 compared to $51.9 million in the second quarter of 2010.

The decline in segment earnings was largely driven by a $38.9 million decrease in operating margins, which were adversely impacted by lower sales pricing and higher internal coal transfer pricing. Comparability between periods is impacted by the contract amendment discussed above. The amendment eliminated the fixed adjustment factor, and as a result, beginning in 2011 the impact of coal sales prices on the financial results of the Jewell Coke segment have been significantly reduced. As a result of the contract change, the component of the coke sales price attributable to coal decreased 40 percent and resulted in a $30.6 million decrease in segment earnings. In addition, lower volumes reduced earnings by $3.5 million. These decreases were partially offset by a $7.0 million combined increase in operating fees and fixed fee revenue also attributable to the contract amendment.

Internal coal transfer pricing increased from $103.86 per ton in the second quarter of 2010 to $156.12 per ton in the second quarter of 2011 and negatively impacted Jewell Coke segment earnings by $13.6 million with a corresponding increase in the earnings of the Coal Mining segment. Had the internal transfer price of coal been equal to the contract price of $165 per ton in the Jewell segment’s coke sales price, earnings would have decreased by $2.3 million in the Jewell segment with an equal and offsetting increase in the Coal Mining segment.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue rose $50.8 million, or 20 percent, to $299.8 million in the second quarter of 2011 compared to $249.0 million in the second quarter of 2010.

The increase was mainly attributable to higher pricing driven by higher coal costs and increased fees for reimbursement of operating costs which contributed $44.1 million of the increase. Coke sales volumes also increased 5 percent in the second quarter of 2011 compared to the second quarter of 2010. Operational improvements at Indiana Harbor, resulting from recent maintenance repairs at this facility, increased capacity utilization from 92 percent in the second quarter of 2010 to 99 percent in the second quarter of 2011 and favorably impacted volume and sales. Also contributing to the increase in volume and sales was increased capacity utilization at Granite City which improved from 94 percent in the second quarter of 2010 to 100 percent in the second quarter of 2011. Granite City also had steam sales of $4.8 million in the second quarter of 2011 compared to $2.3 million in the second quarter of 2010.

Segment Earnings

Other Domestic Coke segment earnings increased $4.9 million, or 57 percent, to $13.5 million in the second quarter of 2011 compared to $8.6 million in the second quarter of 2010. Based on the operating results of Indiana Harbor, operating income attributable to noncontrolling interests decreased $1.6 million in the second quarter of 2011 compared to the second quarter of 2010.

The increase in segment earnings is attributable to the Haverhill-ArcelorMittal contract changes that increased operating cost reimbursement and fixed fee revenue by $4.3 million. Additionally, beginning in 2011, the operating cost reimbursement mechanism in the Haverhill-AK Steel contract changed from a fixed recovery mechanism to one based on annually budgeted costs, increasing operating cost recovery by $3.7 million. In addition, lower operating costs at Haverhill also contributed $1.5 million to the improvement in operating cost results. Higher steam sales at Granite City contributed $2.5 million in segment earnings.

These increases were partially offset by $7.5 million in unfavorable operating margins at Indiana Harbor due to higher maintenance and repair costs to address oven reliability issues, approximately $3.7 million of which were not recoverable from our customer, $2.3 million in lower coal-to-coke yield recovery and a $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) lower of cost or market adjustment on the purchased coke in the second quarter of 2011.

Increased depreciation expense of $1.2 million at Granite City and $0.5 million at Haverhill related to prior year capital expenditures further decreased segment earnings for the second quarter of 2011 compared to the second quarter of 2010.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $0.6 million, or 6 percent, to $10.0 million in the second quarter of 2011 compared to $9.4 million in the second quarter of 2010. Sales and other operating revenue rose due to higher operating and license fees.

Segment Earnings

Segment earnings in the International Coke segment increased $0.8 million, to $0.8 million in the second quarter of 2011 from essentially break-even in the second quarter of 2010. The increase is due primarily to currency transaction losses recorded in the second quarter of 2010.

Coal Mining

Sales and Other Operating Revenue

Sales and other operating revenue is historically generated largely by sales of coal to the Jewell cokemaking facility and other domestic cokemaking facilities. Intersegment sales increased $13.6 million, or 42 percent, to $46.2 million in the second quarter of 2011 compared to $32.6 million in the second quarter of 2010 due mainly to an increase in sales price from $103.90 per ton in the second quarter of 2010 to $154.87 per ton in the second quarter of 2011. The increase in price was partially offset by a 7 percent decrease in internal sales volume.

Third party sales in the second quarter of 2011 increased $5.5 million from $0.2 million in the second quarter of 2010 to $5.7 million in the second quarter of 2011. Existing operations contributed $2.2 million to the increase and the acquisition of HKCC contributed $3.3 million in third party sales during the second quarter of 2011.

Segment Earnings

Segment earnings increased $7.8 million from a loss of $1.8 million in the second quarter of 2010 to income of $6.0 million in the second quarter of 2011.

The increase in segment earnings was driven by higher intersegment sales to the Jewell Coke segment (due to an increase in transfer pricing) and higher third party sales partially offset by an increase in operating costs, as coal production costs increased from $104.71 per ton in second quarter of 2010 to $131.33 per ton in the second quarter of 2011. Higher coal production costs were a result of higher coal cash production cost, higher purchased coal cost and higher depreciation. Coal cash production cost increased from $104.33 per ton in the second quarter of 2010 to $126.29 per ton in the second quarter of 2011 due to operational disruptions from the interference with a gas well, lower productivity due to labor shortages, incremental costs associated with training and variations in the thickness and quality of coal seams that reduced Jewell production volumes offset partially by the contribution of HKCC. Coal cash production costs absorbed in inventory increased $6.5 million for the second quarter of 2011 compared to the second quarter of 2010. Purchased coal cost per ton increased from $48.63 in the second quarter of 2010 to $84.66 in the second quarter of 2011 and contributed $1.0 million in increased operating costs. Increased depreciation, depletion and amortization of $1.2 million related to capital expenditures and the acquisition of HKCC further decreased segment earnings for the second quarter of 2011 compared to the second quarter of 2010. Had the internal transfer price of coal been equal to the contract price of $165 per ton in the Jewell segment’s coke sales price, earnings would have increased by $2.3 million in the Coal Mining segment with an equal and offsetting decrease in the Jewell Coke segment.

Corporate and Other

Corporate expenses increased $7.9 million to $10.9 million for the three months ended June 30, 2011 compared to $3.0 million for the corresponding period of 2010. The increase in corporate expenses was driven by additional headcount required to operate as a public company and $4.0 million in restructuring costs. Net financing income was $3.5 million and $3.4 million in the three months ended June 30, 2011 and 2010, respectively.

Income Taxes

Income tax expense decreased $12.9 million to $1.9 million for the second quarter of 2011 compared to $14.8 million for the corresponding period of 2010. During the second quarter of 2011, we recorded an income tax benefit of $2.8 million related to the enacted reduction in the State of Indiana statutory tax rate. Our effective tax after deducting income attributable to noncontrolling interests and excluding nonconventional fuel tax credits and the statutory tax rate change was 37.1 percent for 2011 compared to 35.3 percent for 2010. The increase in the effective tax rate was largely attributable to the loss of prior year manufacturers’ deduction due to the expected carryback of a 2011 projected tax loss. Nonconventional fuel tax credits declined $1.8 million to $4.3 million for the second quarter of 2011 from $6.1 million in same period of 2010. The decline is primarily a result of timing, as recognition of such credits in interim tax provisions is based upon the proportion of projected full year income realized, rather than when the actual coke sales occur. For the second quarter of 2011, we recognized a lower percentage of our projected full year income than we did in the corresponding period of 2010. In addition, we recorded a $1.0 million tax benefit in the second quarter of 2011 related to certain assets placed in service in 2009 that qualified for a gasification investment tax credit.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $51.4 million, or 29 percent, to $126.1 million in the first six months of 2011 compared to $177.5 million in first six months of 2010. This decline was attributable to lower pricing, which contributed $45.0 million of the decrease as a result of the ArcelorMittal contract amendment effective January 1, 2011. The 2010 period included 17 thousand of spot sales, the absence of which contributed $6.3 million of the decrease.

Segment Earnings

Segment earnings from our Jewell Coke segment decreased $72.0 million, or 71 percent, to $29.5 million in the first six months of 2011 compared to $101.5 million in the first six months of 2010.

The decline in segment earnings was largely driven by a $70.0 million decrease in operating margins, which were adversely impacted by lower sales pricing and higher internal coal transfer pricing. Comparability between periods is impacted by the contract amendment previously discussed. As a result of the contract change, the component of the coke sales price attributable to coal decreased 40 percent and resulted in a $60.7 million decline in segment earnings. In addition, lower volumes reduced earnings by $3.0 million. These decreases were partially offset by a $13.6 million combined increase in operating fees and fixed fee revenue also attributable to the contract amendment.

Internal coal transfer pricing increased from $103.71 per ton in the first half of 2010 to $144.99 per ton in the first half of 2011 and negatively impacted Jewell Coke segment earnings by $21.3 million with a corresponding increase in the earnings of the Coal Mining segment. Had the internal transfer price of coal been equal to the contract price of $165 per ton, earnings would have decreased by $10.3 million in the Jewell segment with an equal and offsetting increase in the Coal Mining segment.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue rose $66.0 million, or 14 percent, to $547.3 million in the first six months of 2011 compared to $481.3 million in the first six months of 2010.

The increase was mainly attributable to higher pricing driven by higher coal costs and increased fees for reimbursement of operating costs which contributed $50.8 million of the increase. Coke sales volumes also increased 5 percent in the first six months of 2011 compared to the first six months of 2010.

Operational improvements at Haverhill increased capacity utilization from 95 percent in the first six months of 2010 to 99 percent in the first six months of 2011, which favorably impacted volume and sales, including energy sales. Also contributing to the increase in volume and sales was increased capacity utilization at Granite City from 89 percent in the first six months of 2010 to 100 percent in the first six months of 2011. Granite City also had steam sales of $10.0 million in the first six months of 2011 compared to $2.3 million in the first six months of 2010.

Segment Earnings

Other Domestic Coke segment earnings increased $2.2 million, or 25 percent, to $11.1 million in the first six months of 2011 compared to $8.9 million in the first six months of 2010. The increase in segment earnings is mainly attributable to favorable operating margins and increased volumes at Haverhill and Granite City partially offset by unfavorable operating margins at Indiana Harbor. Based on the operating results of Indiana Harbor, operating income attributable to noncontrolling interests decreased $11.5 million in the first six months of 2011 compared to the first six months of 2010.

The increase in segment earnings is attributable to the Haverhill-ArcelorMittal contract changes that increased operating cost reimbursement and fixed fee revenue by $8.5 million. Additionally, beginning in 2011, the operating cost reimbursement mechanism in the Haverhill-AK Steel contract changed from a fixed recovery mechanism to one based on annually budgeted costs, increasing operating cost recovery by $6.6 million. In addition, lower operating costs and higher yield at Haverhill also contributed $2.2 million and $2.0 million, respectively, to the improvement in operating results. Higher recovery of operating costs at Granite City increased segment earnings by $2.5 million due to higher contractual recovery rates. These increases were partially offset by unfavorable operating margins at Indiana Harbor.

During the first three months of 2011, we determined that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122,000 tons. We entered into contracts to procure the coke from third parties to meet the entire volume shortfall. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), all of which was recorded during the first three months of 2011. Operational improvements at Indiana Harbor resulting from recent maintenance and repairs at this facility increased volume during the second quarter. We now anticipate that coke production at Indiana Harbor will be sufficient to meet contractual requirements with ArcelorMittal. In the second quarter, we recorded a lower of cost or market adjustment of $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) on the purchased coke.

Excluding the loss on firm purchase contract for Indiana Harbor and the lower of cost or market adjustment, operating margins at Indiana Harbor decreased $21.2 million due primarily to higher maintenance and repair costs to address oven reliability issues, approximately $11.7 million of which were not recoverable from our customer, and lower coal-to-coke yield recovery which contributed $8.6 million to lower operating margins.

Volume increases contributed $13.8 million to segment earnings in the first six months of 2011 compared to the first six months of 2010, which was inclusive of higher steam sales at Granite City and Haverhill. Haverhill volume rose due to higher productivity and improved equipment reliability. Granite City volume was up in the first six months of 2011 due to the resolution of startup issues experienced in the first six months of 2010.

Increased depreciation expense of $1.6 million at Granite City and $1.0 million at Haverhill related to prior year capital expenditures further decreased segment earnings for the first six months of 2011 compared to the first six months of 2010. Selling, general and administrative expenses increased by approximately $1.4 million at Granite City due to a change in the corporate allocation methodology.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue were essentially unchanged at $19.7 million in the first six months of 2011 compared to $19.5 million in the first six months of 2010.

Segment Earnings

Segment earnings in the International Coke segment increased $1.2 million to $1.7 million in the first six months of 2011 compared to $0.5 million in the first six months of 2010. The increase is due primarily to lower selling, general and administration costs in the first six months of 2011 and currency transaction losses recognized in the first six months of 2010.

Coal Mining

Sales and Other Operating Revenue

Sales and other operating revenue is historically generated largely by sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $18.5 million, or 28 percent, to $85.0 million in the first six months of 2011 compared to $66.5 million in the first six months of 2010 due mainly to an increase in sales price from $103.73 per ton in the first six months of 2010 to $142.10 per ton in the first six months of 2011. The increase in price was partially offset by a 7 percent decrease in internal sales volume.

Third party sales in the first six months of 2011 increased $17.2 million from $0.3 million in the first half of 2010 to $17.5 million in the first half of 2011. Existing operations contributed $8.4 million to the increase and the acquisition of HKCC contributed $8.8 million in third party sales during the second quarter of 2011.

Segment Earnings

Segment earnings increased $6.3 million from $1.2 million in the first six months of 2010 compared to $7.5 million in the first six months of 2011.

The increase in segment earnings was driven by higher intersegment sales to the Jewell Coke segment (due to an increase in transfer pricing) and higher third party sales partially offset by an increase in operating costs, as coal production costs increased from $97.29 per ton in first half of 2010 to $128.41 per ton in the first half of 2011. Higher coal production costs were a result of higher coal cash production cost, higher purchased coal cost and higher depreciation. Coal cash production cost increased from $95.08 per ton in the first half of 2010 to $121.09 per ton in the first half of 2011 due to operational disruptions from the interference with a gas well, lower productivity due to labor shortages, incremental costs associated with training and variations in the thickness and quality of coal seams that reduced Jewell production volumes offset partially by the contribution of HKCC. Coal cash production costs absorbed in inventory increased $6.0 million for the first six months of 2011 compared to the first six months of 2010. Purchased coal cost per ton increased from $46.07 in the first six months of 2010 to $117.53 in the first six months of 2011 and contributed $2.9 million in increased operating costs while higher volumes of purchased coal further contributed costs of $4.0 million. Depreciation, depletion and amortization of $2.2 million related to capital expenditures and the acquisition of HKCC further decreased segment earnings for the first six months of 2011 compared to the first six months of 2010. Had the internal transfer price of coal been equal to the contract price of $165 per ton, earnings would have increased by $10.3 million in the Coal Mining segment with an equal and offsetting decrease in the Jewell Coke segment.

Corporate and Other

Corporate expenses increased $10.8 million to $17.7 million for the six months ended June 30, 2011 compared to $6.9 million for the corresponding period of 2010. The increase in corporate expenses was driven by additional headcount required to operate as a public company and $5.7 million in restructuring costs. Net financing income was $7.0 million and $6.9 million in the six months ended June 30, 2011 and 2010, respectively.

Income Taxes

Income tax expense decreased $23.8 million to $5.0 million for the first half of 2011 compared to $28.8 million for the corresponding period of 2010. During the second quarter of 2011, we recorded an income tax benefit of $2.8 million related to the enacted reduction in the State of Indiana statutory tax rate. Our effective tax after deducting income attributable to noncontrolling interests and excluding nonconventional fuel tax credits and the statutory rate change was 36.8 percent for 2011 compared to 35.9 percent for 2010. The increase in the effective tax rate was largely attributable to the loss of prior year manufacturers’ deduction due to the expected carryback of a 2011 projected tax loss. Nonconventional fuel tax credits declined $5.0 million to $6.5 million for the first half of 2011 from $11.5 million in the same period of 2010. The decline is primarily a result of timing, as recognition of such credits in interim tax provisions is based upon the proportion of projected full year income realized, rather than when the actual coke sales occur. For the first half of 2011, we recognized a lower percentage of our projected full year income than we did in the corresponding period of 2010. In addition, we recorded a $1.0 million tax benefit in the second quarter of 2011 related to certain assets placed in service in 2009 that qualified for a gasification investment tax credit.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash from operations and borrowings from Sunoco. Our funding from Sunoco had been through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco. At June 30, 2011 and December 31, 2010, we had advances from affiliates totaling $1,033.2 million and $888.5 million, respectively. Sunoco funded our cash needs through July 26, 2011. The agreements between Sunoco and our company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled pursuant to the separation and distribution agreement described in Note 1.

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement dated as of July 26, 2011 with JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. We have $300 million outstanding under the Term Loan as of the date of this report.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. We do not have any outstanding borrowings under the Revolving Facility as of the date of this report.

Borrowings under the Credit Agreement bear interest, at our option, at either (i) base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00% per annum and (ii) in the case of LIBOR loans 3.00% per annum. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, maintaining a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio and limitations on the ability of the Company and certain of the Company’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. In addition, under certain circumstances, the Term Loan is subject to mandatory principal prepayments.

The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement, dated as of July 26, 2011, among the Company, the subsidiaries of the Company party thereto and JPMorgan Chase Bank, N.A, as administrative agent.

Concurrently with the IPO, SunCoke Energy issued $400 million aggregate principal amount of 7.625% Senior Notes due 2019 (the “Notes”). The Notes were issued pursuant to an indenture dated as of July 26, 2011 (the “Indenture”) among the Company, the Notes Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

Interest on the Notes accrues at the rate of 7.625% per annum and is payable semi-annually in cash in arrears on August 1 and February 1 of each year, commencing on February 1, 2012. The Notes are the Company’s senior unsecured obligations, and are guaranteed on a senior unsecured basis by each of the Company’s existing and future subsidiaries that guarantees the Company’s credit facilities (collectively, the “Notes Guarantors”). The Company may redeem some or all of the Notes prior to August 1, 2014 by paying a “make-whole” premium. The Company also may redeem some or all of the Notes on or after August 1, 2014 at specified redemption prices. In addition, prior to August 1, 2014, the Company may redeem up to 35% of the Notes using the proceeds of certain equity offerings.

The Company is obligated to offer to purchase the Notes at a price of (a) 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the Indenture.

The gross proceeds of $400 million from the Notes and $300 million from the Term Loan were used to repay certain intercompany indebtedness to Sunoco of $575 million, to pay related fees and expenses and for general corporate purposes.

Our primary source of liquidity will be cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities	$16,416	$184,397
Net cash used in investing activities	(165,540)	(65,393)
Net cash provided by (used in) financing activities	139,503	(93,388)

Net increase (decrease) in cash and cash equivalents	$(9,621)	$25,616

Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $168.0 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010. The decrease was primarily attributable to increases in working capital in 2011 largely due to an increase in coke inventory to meet the projected shortfall at Indiana Harbor and to a lesser extent higher coal inventory, higher accounts receivable and lower accrued liabilities. Lower net income also contributed to the decrease in cash flow from operations. The 2010 period included reduction in working capital largely attributable to lower accounts receivable balances from a customer that deferred payment at December 31, 2009.

Cash Used in Investing Activities

Cash used in investing activities increased $100.1 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010. The increase was due to the acquisition of the HKCC Companies in January 2011 and capital expenditures associated with the construction of the Middletown facility.

For a more detailed discussion of our capital expenditures for the six months ended June 30 2011 and 2010, see “Capital Requirements and Expenditures” below.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $232.9 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010. The increase in cash provided by financing activities was primarily a result of increased borrowings from a Sunoco affiliate during 2011 while the prior period included repayments to the Sunoco affiliate.

Capital Requirements and Expenditures

Our cokemaking and coal mining operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist, primarily of:

•	ongoing capital expenditures, such as those required to maintain equipment reliability, the integrity and safety of our coke ovens and coal mines and to comply with environmental regulations; and

•

expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities, such as projects that increase coal production from existing mines or that increase metallurgical coke production from existing oven batteries.

The following table summarizes ongoing and expansion capital expenditures for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30
	2011	2010
	(Dollars in thousands)
Ongoing capital	$17,787	$16,777
Expansion capital(1)
Coal Mining	6,297	—
Middletown	103,881	49,189

	110,178	49,189

Total	$127,965	$65,966

(1)	Excludes the acquisition of the HKCC Companies.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes to our accounting policies during the six months ended June 30, 2011. Please refer to SunCoke Energy, Inc.’s Prospectus dated July 20, 2011 for a summary of these policies.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, effects resulting from our separation from Sunoco, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements.

Such risks and uncertainties include economic, business, competitive and/or regulatory factors affecting the Company’s business, as well as uncertainties related to the outcomes of pending or future litigation, legislation, or regulatory actions. Among such risks are: changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke; variation in availability, quality and supply of metallurgical coal used in the cokemaking process; effects of railroad, barge, truck and other transportation performance and costs; changes in the marketplace that may affect supply and demand for the Company’s metallurgical coal and/or coke products; relationships with, and other conditions affecting, customers; the deferral of contracted shipments of coal or coke by customers; ability to collect payments from customers; volatility and cyclical downturns in the carbon steel industry and other industries in which the Company’s customers operate; the ability to secure new coal supply agreements or to renew existing coal supply agreements or to enter into new long-term agreements for the supply of metallurgical coke to domestic and/or foreign steel producers; the ability to acquire or develop coal reserves in an economically feasible manner; defects in title or the loss of one or more mineral leasehold interests; effects of geologic conditions, weather, natural disasters and other inherent risks beyond the Company’s control; age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in the Company’s coal mining and/or cokemaking operations, and in the operations of major customers and/or suppliers; changes in the expected operating levels of the Company’s assets; ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in coke sales agreements; disruptions in the quantities of coal produced by contract mine operators; ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in coal mining operations; availability of skilled employees and other workplace factors; changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures; effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions); changes in product specifications; ability to identify, execute and integrate acquisitions and have them perform at anticipated levels; ability to enter into joint ventures and other similar arrangements under favorable terms; changes in the availability and cost of equity and debt financing; the amount of, and ability to service, outstanding indebtedness and to comply with the restrictions imposed by financing arrangements; changes in credit terms required by suppliers; changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of insurers to meet their obligations; changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions; changes in financial markets impacting pension expense and funding requirements; risks related to labor relations and workplace safety; nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations; the accuracy of estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by the Company; the availability of future permits authorizing the disposition of certain mining waste; claims of noncompliance with any statutory and regulatory requirements; changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings; the possibility that Sunoco may not effect its currently intended distribution of its remaining equity stake in the Company; and the Company’s incremental costs as a stand-alone public company.

These and other risks are described in SunCoke Energy, Inc.’s prospectus dated July 20, 2011 included in the Registration Statement on Form S-1, as amended (File No. 333-173022), in this Quarterly Report on Form 10-Q and in other filings with the SEC. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by SunCoke Energy, Inc. Other factors not discussed herein could also have material adverse effects on SunCoke Energy, Inc. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. SunCoke Energy, Inc. undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2010, there have been no material changes in our interest rate and foreign currency exposures. For a discussion of the Company’s exposure to market risk, refer to SunCoke Energy, Inc.’s prospectus dated July  20, 2011.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2011 because of the material weaknesses discussed below.

Identification of Material Weaknesses

In its Annual Report on Form 10-K for the year ended December 31, 2010, Sunoco reported that its internal control over financial reporting was not effective as a result of a material weakness in internal control over financial reporting related to its accounting for income taxes. Sunoco’s management identified the following control deficiencies that, in the aggregate, represent a material weakness in the design and operation of its internal controls over the computation of the income tax provision and determination of the appropriate classification of income taxes payable and deferred income taxes: (1) Sunoco’s management relied on spreadsheets that were extremely complex and difficult to prepare and review; (2) a lack of readily available data to facilitate the accounting for complex, non-routine transactions resulted in a reasonable possibility that adjustments to balances would not be detected on a timely basis; and (3) inexperience with Sunoco’s income tax accounting processes, procedures and controls due to recent employee turnover resulted in insufficient review of the income tax accounts.

The amounts reflected in our financial statements for income tax expense and deferred income taxes have been prepared by Sunoco’s income tax department using processes similar to those used in the preparation of Sunoco’s consolidated financial statements. While we intend to establish our own tax accounting process after the separation, it is expected that some or all of Sunoco’s processes will continue to be used at least through the date of Sunoco’s planned distribution of our shares of common stock to its shareholders. As a result, it is possible that errors in the computation of income tax expense, taxes payable or deferred income taxes could occur and be included in our financial statements if such errors were not detected.

Remediation of Material Weaknesses in Process

Sunoco has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, Sunoco has: hired additional experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; updated process documentation to reflect improvements made for internal control compliance; and is in the process of completing the implementation of computer software that will assist in determining, documenting and calculating our income tax provision.

Sunoco believes that the measures described above should remediate the material weakness identified and strengthen its internal controls over income tax accounting. Sunoco management is committed to improving its internal control processes. As Sunoco continues to evaluate and improve its internal control over income tax accounting, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. Sunoco expects to complete the required remedial actions during 2011.

Sunoco and we are committed to finalizing the remediation action plans and implementing the necessary enhancements to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

There has been no material change in our legal proceedings from those set forth in our prospectus dated July 20, 2011 under the heading “Business- Legal Proceedings” and “Business-Legal and Regulatory Requirements”. See Note 7 (“Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item  1.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Prospectus dated July 20, 2011, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2011, SunCoke Energy, Inc. issued 69,999,000 shares of its common stock to Sunoco in a private placement pursuant to Section 4(2) of the Securities Act of 1933 in exchange for the assets and liabilities of the SunCoke business contributed by Sunoco to SunCoke Energy, Inc. Sunoco exchanged some of these shares for indebtedness of Sunoco held by Credit Suisse AG, Cayman Islands Branch (the “debt exchange party”). The debt exchange party subsequently offered 13,340,000 shares of SunCoke Energy Inc.’s common stock, including 1,740,000 shares subject to the underwriters’ over-allotment option, in the IPO at a public offering price of $16 per share. SunCoke Energy, Inc. did not receive any proceeds from the IPO.

The issuance of SunCoke Energy, Inc.’s common stock to the public was made pursuant to its Registration Statement on Form S-1 (File No. 333-173022) as declared effective by the Securities and Exchange Commission on July 20, 2011.

Item 5. Other Information

We are committed to maintaining a safe work environment and ensuring strict environmental compliance across all of our operations as the health and safety of our employees and the communities in which we operate are critical to our success. We believe that we employ best practices and conduct continual training programs to ensure that all of our employees are focused on safety. Furthermore, we are in the process of implementing a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance.

We have consistently operated our metallurgical coke operations within or near the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute. Historically, our coal mining operations have been among the safest in the United States, consistently operating in the first quartile for the U.S. Department of Labor’s Mine Safety and Health Administration, or MSHA, recordable injury rates for underground bituminous coal mining. We have also won the Sentinels of Safety award for 2008 from the MSHA for having the mine with the most employee hours worked without experiencing a lost-time injury.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, requires the disclosure of certain information relating to citations or orders for violations of standards under the Mine Act. The following disclosures respond to that legislation. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.

Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation which describes the violation and fixes a time within which the operator must abate the violation. In these situations, MSHA typically proposes a civil penalty, or fine, as a result of the violation, that the operator is ordered to pay. In evaluating the below information regarding mine safety and health, investors should take into account factors such as: (1) the number of citations and orders will vary depending on the size of a coal mine, (2) the number of citations issued will vary from inspector to inspector and mine to mine, and (3) citations and orders can be contested and appealed, and during that process are often reduced in severity and amount, and are sometimes dismissed.

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended June 30, 2011, we have received no written notice from MSHA of: (1) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury; (2) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (3) the potential to have such a pattern. There were no mining-related fatalities during the three months that ended June 30, 2011.

The following table presents the additional information that is required by the Dodd-Frank Act for each mine during the three months ended June 30, 2011:

Alleged Citations, Orders and Violations and

Proposed Assessments and Legal Proceedings by Mine(1)

for the Three Months Ended June 30, 2011

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations(2)	Section 104(b) Orders(3)	Section 104(d) Citations and Orders(4)	Section 110(b)(2) Violations(5)	Section 107(a) Orders(6)	Total Proposed Assessments (Dollars in thousands)(7)	Legal Proceeding(8)
4406499	Dominion 7	24	—	—	—	—	$42	9
4406718	Dominion 26	3	—	—	—	—	4	—
4406748	Dominion 30	25	—	—	—	—	34	8
4406759	Dominion 36	114	—	8	—	—	9	3
4406839	Dominion 34	20	—	2	—	—	10	—
4407220	Dominion 44	25	—	1	—	—	10	1
4400649	Preparation Plant 2	—	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

Total		211	—	11	—	—	$109	21

(1)

The foregoing tables do not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where we have not begun operations, or (iii) mines that are operated on our behalf by contractors who hold the MSHA numbers and have the MSHA liabilities.

(2)	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(3)	Alleged failures to totally abate a citation within the period of time specified in the citation.
(4)	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
(5)	Alleged flagrant violations issued.
(6)	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
(7)	Amounts shown include assessments proposed during the three months ended June 30, 2011, on the citations and orders reflected in these tables.
(8)

This number reflects legal proceedings initiated during the three months ended June 30, 2011, which remain pending before the Federal Mine Safety and Health Review Commission, or the FMSHRC, as of June 30, 2011. The FMSHRC has jurisdiction to hear not only challenges to citations, orders, and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the FMSHRC has assigned a docket number and which remain pending as of June 30, 2011.

The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.2 to Amendment No. 1 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on May 11, 2011, File No. 333-173022)

4.1	Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

4.2	Indenture, dated as of July 26, 2011, among SunCoke Energy, Inc. and the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference herein to Exhibit 4.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

4.3	Form of 7 5/8% Senior Notes due 2019 (included in Exhibit A to the Indenture filed as Exhibit 4.2)

4.4	Registration Rights Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

4.5	Registration Rights Agreement, dated July 26, 2011, among SunCoke Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, acting as the representative of the initial purchasers (incorporated by reference herein to Exhibit 4.3 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

10.1	Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.2	Transition Services Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.3	Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.4	SunCoke Energy, Inc. Senior Executive Incentive Plan (Effective as of January 1, 2012)

10.5	SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (Effective as of July 21, 2011)

10.6	SunCoke Energy, Inc. Special Executive Severance Plan (Effective as of July 27, 2011)

10.7	SunCoke Energy, Inc. Executive Involuntary Severance Plan (Effective as of July 27, 2011)

10.8	Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.9	Amendment No. 1 to Letter Agreement between Frederick A. Henderson and Sunoco, Inc. dated May 25, 2011 (incorporated by reference herein to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.10	SunCoke Energy, Inc. Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11	SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12	Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

10.13	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Michael J. Thomson

10.14	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.15	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.16	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.17	Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

10.18	Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road, 6th Floor Lisle, Illinois 60532

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: August 3, 2011	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws (incorporated by reference herein to Exhibit 3.2 to Amendment No. 1 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on May 11, 2011, File No. 333-173022)

4.1	Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

4.2	Indenture, dated as of July 26, 2011, among SunCoke Energy, Inc. and the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference herein to Exhibit 4.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

4.3	Form of 7 5/8% Senior Notes due 2019 (included in Exhibit A to the Indenture filed as Exhibit 4.2)

4.4	Registration Rights Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

4.5	Registration Rights Agreement, dated July 26, 2011, among SunCoke Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, acting as the representative of the initial purchasers (incorporated by reference herein to Exhibit 4.3 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

10.1	Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.2	Transition Services Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.3	Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.4	SunCoke Energy, Inc. Senior Executive Incentive Plan (Effective as of January 1, 2012)

10.5	SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (Effective as of July 21, 2011)

10.6	SunCoke Energy, Inc. Special Executive Severance Plan (Effective as of July 27, 2011)

10.7	SunCoke Energy, Inc. Executive Involuntary Severance Plan (Effective as of July 27, 2011)

10.8	Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc.

10.9	Amendment No. 1 to Letter Agreement between Frederick A. Henderson and Sunoco, Inc. dated May 25, 2011 (incorporated by reference herein to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.10	SunCoke Energy, Inc. Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11	SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to Amendment No. 4 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12	Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011)

10.13	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Michael J. Thomson

10.14	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.15	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.16	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson

10.17	Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

10.18	Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text