Form 10-Q
period 2011-09-30
SunCoke Energy, Inc.
filed 2011-11-02
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒  Yes    ☐  No

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

☐  Yes    ☒  No

As of October 31, 2011, there were 70,005,781 shares of the Registrant's Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Explanatory Note

On July 18, 2011 (“Separation Date”), Sunoco, Inc. (“Sunoco”) contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to SunCoke Energy, Inc. (“SunCoke Energy” or the “Company”) in exchange for 69,999,000 shares of SunCoke Energy common stock (“the Separation”). On July 26, 2011, SunCoke Energy completed the initial public offering (“IPO”) of 13,340,000 shares of its common stock. The unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report for periods prior to the Separation Date pertain to the operations that comprised the cokemaking and coal mining operations of Sunoco prior to their transfer to SunCoke Energy and prior to the effective dates of the agreements SunCoke Energy entered into with Sunoco in connection with the IPO and the Separation. The unaudited consolidated financial statements and related discussion of financial condition and results of operations contained in this report for periods after the Separation Date pertain to the operations of SunCoke Energy. See Note 2 to the accompanying unaudited combined and consolidated financial statements for information concerning the closing of the IPO and Sunoco’s current ownership of 80.9% of the outstanding common stock of SunCoke Energy.

SunCoke Energy, Inc.

Combined and Consolidated Statements of Income

(Unaudited)

Item 1. Combined and Consolidated Financial Statements

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars and shares in thousands, except per share amounts)
Revenues
Sales and other operating revenue	$403,100	$330,628	$1,113,724	$1,009,197
Other income, net	399	1,007	1,051	180

Total revenues	403,499	331,635	1,114,775	1,009,377

Costs and operating expenses
Cost of products sold and operating expenses	332,723	254,524	933,266	773,510
Loss on firm purchase commitments (Note 7)	—	—	18,544	—
Selling, general and administrative expenses	25,939	14,732	64,803	41,537
Depreciation, depletion and amortization	14,752	14,013	42,377	35,832

Total costs and operating expenses	373,414	283,269	1,058,990	850,879

Operating income	30,085	48,366	55,785	158,498

Interest income—affiliate (Note 5)	1,123	6,186	12,485	17,965
Interest income	166	2	284	33
Interest cost—affiliate (Note 5)	(342)	(1,330)	(3,565)	(4,422)
Interest cost	(8,860)	—	(8,860)	—
Capitalized interest	4,633	206	5,344	421

Total financing (expense) income	(3,280)	5,064	5,688	13,997

Income before income tax expense	26,805	53,430	61,473	172,495
Income tax expense (Note 6)	5,073	12,490	10,093	41,266

Net income	21,732	40,940	51,380	131,229
Less: Net income (loss) income attributable to noncontrolling interests	3,372	3,494	(1,226)	10,466

Net income attributable to SunCoke Energy, Inc. / net parent investment	$18,360	$37,446	$52,606	$120,763

Earnings per common share (Note 14):
Basic	$0.26	$0.53	$0.75	$1.73
Diluted	$0.26	$0.53	$0.75	$1.73
Weighted average common shares outstanding (Note 14):
Basic	70,000	70,000	70,000	70,000
Diluted	70,000	70,000	70,000	70,000

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
	(Dollars and shares in thousands, except per share amounts)
Assets
Cash and cash equivalents	$110,850	$40,092
Accounts receivable	52,033	44,606
Inventories (Note 7)	222,436	106,610
Receivable from affiliate	672	—
Deferred income taxes	552	1,140

Total current assets	386,543	192,448

Notes receivable from affiliate (Note 5)	—	289,000
Investment in Brazilian cokemaking operations	40,976	40,976
Properties, plants and equipment, net	1,353,499	1,173,518
Lease and mineral rights, net	53,392	6,690
Goodwill	9,388	3,400
Deferred charges and other assets	35,396	12,434

Total assets	$1,879,194	$1,718,466

Liabilities and Equity
Advances from affiliate (Note 5)	$—	$888,512
Accounts payable	185,184	106,350
Current portion of long-term debt	3,000	—
Accrued liabilities	51,996	53,158
Taxes payable	11,593	7,704

Total current liabilities	251,773	1,055,724

Long-term debt (Note 9)	694,784	—
Payable to affiliate (Note 5)	—	55,813
Accrual for black lung benefits	27,538	26,605
Retirement benefit liabilities (Note 8)	45,281	42,854
Deferred income taxes	223,840	85,930
Asset retirement obligations	12,236	11,014
Other deferred credits and liabilities	19,247	11,185
Commitments and contingent liabilities (Note 10)

Total liabilities	1,274,699	1,289,125

Equity
Preferred stock, $0.01 par value. Authorized 50,000 shares; no issued and outstanding shares at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value. Authorized 300,000 shares; issued and outstanding 70,006 shares at September 30, 2011 and no shares outstanding at December 31, 2010	700	—
Additional paid-in capital	556,292	—
Accumulated other comprehensive income	437	—
Retained earnings	12,003	—
Net parent investment	—	369,541

Total SunCoke Energy, Inc. stockholders’ equity / net parent investment	569,432	369,541
Noncontrolling interests	35,063	59,800

Total equity	604,495	429,341

Total liabilities and equity	$1,879,194	$1,718,466

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$51,380	$131,229
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on firm purchase commitment (Note 7)	18,544	—
Depreciation, depletion and amortization	42,377	35,832
Deferred income tax expense	14,630	10,885
Payments less than (in excess of) expense for retirement plans	267	(3,081)
Changes in working capital pertaining to operating activities:
Accounts receivable	(4,157)	41,994
Inventories	(112,822)	(1,353)
Accounts payable and accrued liabilities	53,904	42,590
Taxes payable	(2,236)	2,836
Other	(3,208)	(7,007)

Net cash provided by operating activities	58,679	253,925

Cash Flows from Investing Activities:
Capital expenditures	(184,217)	(135,833)
Acquisition of business, net of cash received	(37,575)	—
Proceeds from sales of assets	—	72

Net cash used in investing activities	(221,792)	(135,761)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	698,500	—
Debt issuance costs	(18,874)	—
Repayment of long-term debt	(750)	—
Purchase of noncontrolling interest in Indiana Harbor facility	(34,000)	—
Net decrease in advances from affiliate	(412,783)	(113,636)
Repayments of notes payable assumed in acquisition	(2,315)	—
Increase (decrease) in payable to affiliate	5,279	30,296
Cash distributions to noncontrolling interests in cokemaking operations	(1,186)	(19,296)

Net cash provided by (used in) financing activities	233,871	(102,636)

Net increase in cash and cash equivalents	70,758	15,528
Cash and cash equivalents at beginning of period	40,092	2,741

Cash and cash equivalents at end of period	$110,850	$18,269

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statement of Equity

(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Net Parent Investment	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	(Dollars and shares in thousands)
At December 31, 2010	—	$—	$—	$—	$—	$369,541	$369,541	$59,800	$429,341
Net income (loss) from January 1, 2011 to July 18, 2011	—	—	—	—	—	40,603	40,603	(5,041)	35,562
Net income from July 19, 2011 to September 30, 2011	—	—	—	—	12,003	—	12,003	3,815	15,818
Retirement benefit plans funded status adjustment	—	—	—	(617)	—	(1,095)	(1,712)	—	(1,712)
Currency translation adjustment	—	—	—	(1,847)	—	573	(1,274)	—	(1,274)

Comprehensive income (loss)							49,620	(1,226)	48,394

Capital contribution from Sunoco, Inc. in connection with contribution of business	—	—	—	—	—	156,542	156,542	—	156,542
Issuance of common stock in exchange for cokemaking and coal mining operations of Sunoco, Inc.	70,000	700	562,563	2,901	—	(566,164)	—	—	—
Share-based compensation expense	6	—	926	—	—	—	926	—	926
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,186)	(1,186)
Purchase of noncontrolling interests, net of related tax benefit of $4,695	—	—	(7,197)	—	—	—	(7,197)	(22,325)	(29,522)

At September 30, 2011	70,006	$700	$556,292	$437	$12,003	$—	$569,432	$35,063	$604,495

(See Accompanying Notes)

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

1. General

Description of Business

SunCoke Energy, Inc. (“SunCoke Energy” or the “Company”) is an independent owner and operator of four metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, VA; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, IN; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, OH; and Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, IL. In October 2011, the Company commenced operations at the Middletown Coke Company, Inc. (“Middletown”) cokemaking facility and associated cogeneration power plant in Middletown, OH, which is adjacent to AK Steel’s steelmaking facility.

In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The metallurgical coal produced from underground mines in Virginia and West Virginia is used primarily at the Jewell cokemaking facility. In January 2011, the Company acquired Harold Keene Coal Company, Inc. and its affiliated companies (“HKCC” or the “HKCC Companies”), which include two active underground mines and one active surface and highwall mine that are contiguous to the Company’s existing mines for approximately $52.0 million, including working capital and contingent consideration (Note 3).

In December 2010, Sunoco, Inc. (“Sunoco”) formed SunCoke Energy as a wholly-owned subsidiary. Sunoco contributed $1,000 to SunCoke Energy in exchange for 1,000 shares of SunCoke Energy common stock. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to SunCoke Energy in exchange for 69,999,000 shares of SunCoke Energy common stock. As of the Separation Date, Sunoco owned 100% of the outstanding common stock of SunCoke Energy. The contribution represented a reorganization of entities under common control and was recorded at Sunoco’s carrying value. On July 26, 2011, SunCoke Energy completed the initial public offering (“IPO”) of 13,340,000 shares of its common stock. Sunoco plans to distribute the remaining shares of SunCoke Energy common stock it owns to Sunoco’s shareholders by means of a spin-off, which Sunoco expects to occur no later than one year after the IPO. SunCoke Energy did not receive any of the proceeds of the IPO.

Concurrent with the reorganization just prior to the IPO, substantially all related party balances were settled in connection with the issuance of common stock to Sunoco, with the exception of $575 million which was repaid in cash on July 26, 2011 with a portion of the proceeds from SunCoke Energy’s issuance of approximately $700 million in debt.

The historical combined statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical combined financial statements also include allocations of certain Sunoco corporate expenses. SunCoke Energy management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by SunCoke Energy if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. See Note 5 for further information regarding allocated expenses. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Sunoco’s net investment in the Company is presented as net parent investment, rather than stockholders’ equity, in the combined balance sheets for periods prior the Separation Date.

Reclassifications

Certain amounts in the prior period Combined and Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Quarterly Reporting

The accompanying combined and consolidated financial statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

2. Initial Public Offering and Related Transactions

Initial Public Offering

In December 2010, Sunoco formed SunCoke Energy as a wholly-owned subsidiary. Sunoco contributed $1,000 to SunCoke Energy in exchange for 1,000 shares of SunCoke Energy common stock. On the Separation Date, Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to SunCoke Energy in exchange for 69,999,000 shares of SunCoke Energy common stock. As of the Separation Date, Sunoco owned 100% of the outstanding common stock of SunCoke Energy. On July 26, 2011, SunCoke Energy completed the IPO of 13,340,000 shares of its common stock.

Immediately following the IPO, Sunoco owned 56,660,000 shares of SunCoke Energy common stock, or 80.9% of the outstanding common stock. Sunoco plans to distribute all of the shares of SunCoke Energy common stock it owns by means of a spin-off, which is a pro rata distribution by Sunoco of the shares of SunCoke Energy common stock it owns to holders of Sunoco’s common stock. Sunoco expects that the spin-off will occur no later than one year after the IPO. Sunoco’s agreement to complete the distribution is contingent on the satisfaction or waiver of a variety of conditions. In addition, Sunoco has the right to terminate its obligations to complete the distribution if, at any time, Sunoco’s Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of Sunoco or its shareholders. As a result, the distribution may not occur by the contemplated time or at all.

Arrangements Between Sunoco and SunCoke Energy, Inc.

In connection with the IPO, SunCoke Energy and Sunoco entered into certain agreements that effected the separation of SunCoke Energy’s business from Sunoco (the “Separation”), provided a framework for its relationship with Sunoco after the separation and provided for the allocation between SunCoke Energy and Sunoco of Sunoco’s assets, employees, liabilities and obligations attributable to periods prior to, at and after SunCoke Energy’s separation from Sunoco.

Separation and Distribution Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into the separation and distribution agreement, which set forth the agreements between SunCoke Energy and Sunoco regarding the principal corporate transactions required to effect SunCoke Energy’s separation from Sunoco, the IPO and the distribution, if any, of SunCoke Energy’s shares to Sunoco’s shareholders (the “Distribution”), and other agreements governing the relationship between Sunoco and SunCoke Energy.

The separation and distribution agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to each of SunCoke Energy and Sunoco as part of the separation of Sunoco into two companies. Except as expressly provided, all assets were transferred on an “as is,” “where is” basis. In general, each party to the separation and distribution agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and will indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters. In addition, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of SunCoke Energy’s business with SunCoke Energy and financial responsibility for the obligations and liabilities of Sunoco’s business with Sunoco.

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

Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For a detailed discussion of the tax sharing agreement, see Note 6.

Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement in connection with the separation. Pursuant to the transition services agreement, Sunoco provides certain support services to SunCoke Energy, including, among others, information technology, treasury, risk management and insurance, tax, internal audit

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

and various other corporate services, in each case consistent with the services provided by Sunoco to SunCoke Energy before the separation. The charges for the transition services generally are intended to allow Sunoco to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The services provided under the transition services agreement will terminate at various times specified in the agreement (generally terminating upon completion of the Distribution). SunCoke Energy may terminate certain specified services by giving prior written notice to Sunoco of such services and paying any applicable termination charge.

Guaranty, Keep Well, and Indemnification Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a guaranty, keep well, and indemnification agreement. Under this agreement, SunCoke Energy: (1) guarantees the performance of certain obligations of its subsidiaries, prior to the date that Sunoco or its affiliates may become obligated to pay or perform such obligations, including the repayment of a loan from Indiana Harbor Coke Company L.P.; (2) indemnifies, defends, and holds Sunoco and its affiliates harmless against all liabilities relating to these obligations; and (3) restricts the assets, debts, liabilities and business activities of one of its wholly owned subsidiaries, so long as certain obligations of such subsidiary remain unpaid or unperformed. In addition, SunCoke Energy releases Sunoco from its guaranty of payment of a promissory note owed by one of its subsidiaries to another of its subsidiaries.

Registration Rights Agreement. On July 26, 2011, SunCoke Energy and Sunoco entered into a registration rights agreement pursuant to which SunCoke Energy agreed that, upon the request of Sunoco, SunCoke Energy will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of SunCoke Energy common stock retained by Sunoco following the IPO. Such registration rights could be used to effect any sale of SunCoke Energy common stock by Sunoco requiring registration under the Securities Act of 1933, as amended (the “Securities Act”).

The registration rights under the registration rights agreement will remain in effect with respect to any shares covered by the registration rights agreement until such shares have been sold pursuant to an effective registration statement under the Securities Act, such shares have been sold to the public pursuant to Rule 144 under the Securities Act and the shares are no longer restricted under the Securities Act or such shares have been sold in a transaction in which the transferee is not entitled to the benefits of the registration rights agreement.

3. Acquisition

Harold Keene Coal Company, Inc.

On January 14, 2011, the Company acquired 100% of the outstanding common shares of HKCC for approximately $52.0 million, including working capital and contingent consideration. The results of HKCC have been included in the consolidated financial statements since that date and are included in the Coal Mining segment. HKCC engages in the business of coal mining and owns, leases, and operates mines in Russell County, Virginia. The operations of the HKCC Companies produce high volatile A and high volatile B metallurgical coals, which complement the coal produced by the Company’s existing coal mining operations, and high quality thermal coal. This acquisition adds between 250,000 and 300,000 tons of coal production annually, with the potential to expand production in the future, and 21 million tons of proven and probable coal reserves located in two active underground mines and one active surface and highwall mine in Russell and Buchanan Counties in Virginia, contiguous to the Company’s existing metallurgical coal mining operations. The acquisition is part of the Company’s strategy to expand its domestic coal production and pursue selective reserve acquisitions. The goodwill of $6.0 million arising from the acquisition consists largely of synergies and cost reductions.

The aggregate noncontingent portion of the purchase price was $41.1 million, of which $37.6 million was paid in cash, net of cash received of $0.8 million. The remaining amount relates to a purchase price holdback of $3.5 million that is expected to be paid in June 2012.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the real property or leased property if production levels exceed 150,000 tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $42 million. The fair value of the contingent consideration was $10.9 million, and was based on significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions include (a) a risk-adjusted discount rate range of 0.895 percent to 6.027 percent, which reflects the credit spread adjustment for each period, and (b) probability adjusted production levels of HKCC operations between 300,000 and 475,000 tons per year.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

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

The fair value of the acquired intangible assets, representing mineral rights, of $47.3 million, net of asset retirement obligations of $0.8 million, was determined by applying the income approach, and is based on significant inputs that are not observable in the market, or Level 3 inputs. The acquired intangible assets, all of which are mineral rights, are to be depleted as they are extracted, which is estimated to be over a period of 31 years.

Immediately upon acquisition, $2.3 million of notes payable were repaid.

The acquisition of HKCC increased revenues by $4.3 million and $13.1 million in the third quarter and first nine months of 2011, respectively and increased gross margin by $0.6 million and $2.0 million in the third quarter and first nine months of 2011, respectively. The acquisition of HKCC is not material to the Company’s combined and consolidated results of operations. Therefore, pro forma information has not been presented.

4. Purchase of Noncontrolling Interest

On September 30, 2011, the Company acquired the entire 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility held by an affiliate of GE Capital for $34.0 million. As a result of this transaction, the Company now holds an 85% interest in the partnership. The remaining 15% interest in the partnership is owned by an affiliate of DTE Energy Company.

The Company accounted for the increase in ownership as an equity transaction and resulted in a $22.3 million decrease in noncontrolling interest and a $7.2 million decrease in additional paid-in capital, net of income taxes. Direct costs of $0.2 million related to the increase in ownership were also accounted for as part of the equity transaction.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

5. Related Party Transactions

The related party transactions with Sunoco and its affiliates are described below.

Advances from/to Affiliate

Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due to Sunoco, Inc. (R&M) for the settlement of payables, which included advances to fund capital expenditures, amounted to $864.3 million at December 31, 2010. Interest on such advances is based on short-term money market rates. The weighted-average annual interest rates used to determine interest expense for these amounts due were 1.4 percent for the first nine months of 2011 and 2010. As described in Note 9, on July 26, 2011, proceeds from debt issuances were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

Indiana Harbor had a $30.0 million revolving credit agreement with Sunoco, Inc. (R&M) (the “Indiana Harbor Revolver”), which was terminated in conjunction with the Separation. Borrowings amounted to $24.2 million at December 31, 2010. The interest rates for advances under the Indiana Harbor Revolver were based on the one-month London Inter-Bank Offered Rate, as quoted by Bloomberg, L.P., plus 1 percent (1.26 percent at December 31, 2010).

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the combined and consolidated statements of income and totaled $0 million and $0.6 million for the third quarter of 2011 and 2010, respectively, and $0.5 million and $1.4 million for the first nine months of 2011 and 2010, respectively. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the combined and consolidated statements of income and totaled $0.3 million and $1.3 million for the third quarter of 2011 and 2010, respectively, and $3.6 million and $4.4 million for the first nine months of 2011 and 2010, respectively.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income—affiliate in the combined and consolidated statements of income and amounted to $0.7 million and $3.8 million for the third quarter of 2011 and 2010, respectively, and $8.0 million and $11.1 million for the first nine months of 2011 and 2010, respectively.

In 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income—affiliate in the combined and consolidated statements of income and amounted to $0.4 million and $1.8 million for the third quarter of 2011 and 2010, respectively, and $4.0 million and $5.5 million for the first nine months of 2011 and 2010, respectively.

In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy primarily to transfer certain intercompany receivables from and intercompany payables to SunCoke Energy, including the notes payable to Indiana Harbor and Jewell. Accordingly, these notes receivable are now receivables and payables of SunCoke Energy’s subsidiaries and the balances and related interest income are now eliminated in consolidation.

The Company had a non-interest bearing payable to affiliate totaling $55.8 million at December 31, 2010. This intercompany balance represented the difference between the taxes allocated to the Company by Sunoco under a tax-sharing arrangement and the taxes recognized by the Company on a separate-return basis as reflected in the combined financial statements. In connection with the Separation, the payable to affiliate at the Separation Date was capitalized to net parent investment as discussed in the Net Parent Investment/SunCoke Energy, Inc. Stockholders’ Equity section below.

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is being sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business. In the third quarter of 2011, Sunoco entered into an agreement to sell this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia would assume Sunoco’s obligations under the agreement. Such steam sales totaled $2.2 million and $2.6 million for the third quarter of 2011 and 2010, respectively, and $7.0 million and $6.8 million for the first nine months of 2011 and 2010, respectively.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

Allocated Expenses

Prior to the Separation, amounts were allocated from subsidiaries of Sunoco for employee benefit costs of certain executives of the Company as well as for the cost associated with the participation of such executives in Sunoco’s principal management incentive plans. The employee benefit costs were allocated as a percentage of the executives’ actual pay, while the incentive plan costs represented the actual costs associated to the executives. Indirect corporate overhead attributable to the operations of the Company was also allocated from Sunoco. These overhead expenses incurred by Sunoco include costs of centralized corporate functions such as legal, accounting, tax, treasury, engineering, information technology, insurance and other corporate services. The allocation methods for these costs include estimates of the costs and level of support attributable to SunCoke for legal, accounting, tax, treasury, and engineering, usage and headcount for information technology and prior years’ claims information and historical cost of insured assets for insurance.

Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provides certain services, the use of facilities and other assistance on a transitional basis to SunCoke Energy for fees which approximate Sunoco’s cost of providing these services (Note 2).

The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the combined and consolidated statements of income and totaled $1.9 million and $1.7 million in the third quarter of 2011 and 2010, respectively, and $5.8 million and $5.2 million for the first nine months of 2011 and 2010, respectively.

Net Parent Investment/SunCoke Energy, Inc. Stockholders’ Equity

Prior to the contribution of the cokemaking and coal mining operations to SunCoke Energy, the net parent investment represented Sunoco’s equity investment in the Company and reflected capital contributions and returns of capital, net income attributable to Sunoco’s ownership and accumulated other comprehensive income (loss), which was all attributable to Sunoco’s ownership.

In connection with the Separation, Sunoco made a capital contribution to SunCoke Energy under the terms of the Separation and Distribution Agreement which eliminated certain assets and obligations of SunCoke Energy previously reflected in its combined balance sheet. The following summarizes the impact on SunCoke Energy’s combined balance sheet:

Increase (decrease) in capital contribution (dollars in thousands):

Interest receivable from affiliate	$4,732
Notes receivable from affiliate	289,000
Advances from affiliate	(487,323)
Payable to affiliate	(61,092)
Deferred income taxes (Note 6)	98,141

Net capital contribution from Sunoco	$156,542

In connection with the contribution of assets for shares of SunCoke Energy common stock, the appropriate components of the total net parent investment were capitalized to stockholders’ equity.

During the third quarter of 2010, certain entities which are part of the Company made noncash distributions comprised of $535.5 million of amounts receivable from Sunoco, Inc. (R&M) as a distribution of prior years’ earnings of such subsidiaries to Sunoco. The receivables, which had been offset against amounts due to Sunoco, Inc. (R&M) in the combined balance sheet, were established by prior cash deposits to Sunoco, Inc. (R&M) resulting primarily from the subsidiaries’ earnings. This transaction was treated as a noncash increase in advances from affiliate and a decrease in net parent investment. Accordingly, it is not reflected in the combined statement of cash flows for the nine months ended September 30, 2010.

Guarantees and Indemnifications

For a discussion of certain guarantees that Sunoco, Inc. is providing to the current and former third-party investors of the Indiana Harbor cokemaking operations and the former third-party investors of the Jewell cokemaking facility on behalf of the Company, see Note 10.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

Agreements Entered Into in Connection with the Separation and the IPO

See Note 2 for a discussion of certain agreements SunCoke Energy entered into with Sunoco in connection with the Separation and the IPO.

6. Income Taxes

The Company and certain subsidiaries of Sunoco are included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, the provisions for income taxes included in the combined and consolidated statements of income have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax-sharing arrangement. Also under this previous arrangement, net operating losses and tax credit carryforwards generated on a separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets notwithstanding the fact that such losses and credits may actually have been realized on Sunoco’s consolidated income tax returns.

On the Separation Date, SunCoke Energy and Sunoco entered into new a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the tax sharing agreement:

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

SunCoke Energy has also agreed to certain restrictions that are intended to preserve the tax-free status of the contribution and the Distribution. These covenants include restrictions on SunCoke Energy’s issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business and entering into any other corporate transaction which would cause SunCoke Energy to undergo a 50 percent or greater change in its stock ownership.

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

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

Under the new tax sharing agreement, certain deferred tax benefits attributable to tax loss and credit carry forwards and other deferred tax assets which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a standalone basis will no longer be realizable by SunCoke Energy. Accordingly, deferred tax benefits totaling $98.1 million were eliminated from the deferred income tax balance with a corresponding reduction in the net capital contribution from Sunoco recorded by SunCoke Energy in connection with the contribution of Sunoco’s cokemaking and coal mining operations to SunCoke Energy.

The following table sets forth the deferred income tax benefits which were removed from SunCoke Energy’s deferred income tax balance (dollars in thousands):

Nonconventional fuel credit carryforward	$54,198
Gasification investment tax credit carryforward	40,663
Federal tax credit carryforward	2,694
State tax credit carryforward, net of federal income tax effects	586

$98,141

SunCoke Energy’s tax provisions continue to be determined on a theoretical separate-return basis subsequent to the effectiveness of the new tax sharing agreement. To the extent any tax assets or liabilities computed on this basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. SunCoke Energy’s tax provisions continue to be determined on a theoretical separate-return basis subsequent to the effectiveness of the new tax sharing agreement. To the extent any tax assets or liabilities computed on this basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. As of September 30, 2011, SunCoke Energy estimates that there are approximately $112.0 million in deferred tax benefits that may not be realized by SunCoke Energy. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy and hence will not be realizable in its standalone tax filings.

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)
Income tax expense at U.S. statutory rate of 35 percent	$9,382	$18,701	$21,516	$60,374
Increase (reduction) in income taxes resulting from:
Loss (income) attributable to noncontrolling interests(1)	(1,180)	(1,223)	429	(3,663)
Nonconventional fuel credit	(7,187)	(5,142)	(13,689)	(16,685)
State and other income taxes, net of federal income tax effects	3,876	1,030	1,804	3,341
Percentage depletion	(1,123)	—	(1,692)	—
Manufacturers’ deduction	1,375	(1,053)	2,699	(2,678)
Other	(70)	177	(974)	577

	$5,073	$12,490	$10,093	$41,266

(1)	No income tax expense (benefit) is reflected in the combined and consolidated statements of income for partnership income (loss) attributable to noncontrolling interests.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

7. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, and coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Coal	$148,322	$68,659
Coke	9,184	13,152
Materials, supplies and other	28,701	24,799
Consigned coke inventory	36,229	—

	$222,436	$106,610

The increase in coal inventory at September 30, 2011 was due in part to a $12.5 million increase related to the start-up of Middletown operations and a $62.7 million increase in the Other Domestic Coke segment. Approximately $50 million of the increase in Other Domestic Coke inventory was due to higher coal inventory volumes with the remainder of the increase due to coal price increases. The increase in coal inventory volumes is a result of make-up purchases made in the third quarter of 2011 in response to force majeure events from multiple coal suppliers experienced in the first and second quarters of 2011.

During the first quarter of 2011, the Company estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122,000 tons. To meet this anticipated volume shortfall, the Company entered into agreements to procure the coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in the Company’s contract with ArcelorMittal. This resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011. The Company procured approximately 133,000 tons of coke under the third party agreements. In the second quarter of 2011, the Company sold 38,000 tons to ArcelorMittal.

Operational improvements at Indiana Harbor resulting from recent maintenance and repairs at this facility have increased production since the first quarter and the Company now anticipates coke production at Indiana Harbor will be sufficient to meet its contractual requirements with ArcelorMittal. In the second quarter, the Company recorded a lower of cost or market adjustment of $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) on the purchased coke. In the third quarter of 2011, the Company entered into an agreement to sell approximately 95,000 tons of such coke to a customer on a consignment basis that will expire on the earlier of July 31, 2012 or full consumption of, and payment for, the coke. If, after July 31, 2012, the customer has not consumed all of the consigned coke, the Company will remove any of the remaining coke from the customer’s facility and will be entitled to collect a commitment removal fee.

8. Retirement Benefits Plans

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

Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. The Company also amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits were capped. As a result of these changes to its postretirement benefit plans, the Company’s postretirement benefit liability declined $36.7 million during 2010. Most of the benefit of this liability reduction is being amortized into income through 2016. The Company’s pension plan assets are currently invested in a trust with the assets of other pension plans of Sunoco and shall be separated from the Sunoco trust no later than the distribution date, as defined by the Separation and Distribution Agreement described in Note 2. Upon separation of the SunCoke Energy plan assets from the Sunoco trust, such assets shall be transferred to a newly formed trust or funding arrangements established for such plan in accordance with the directions of the applicable plan sponsor or fiduciary.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

Defined benefit plan (benefit) expense consisted of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$—	$125	$—	$375
Interest cost on benefit obligations	374	399	1,122	1,197
Expected return on plan assets	(605)	(551)	(1,815)	(1,653)
Amortization of actuarial losses	142	164	426	492

	$(89)	$137	$(267)	$411

Postretirement benefit plans (benefit) expense consisted of the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$85	$92	$255	$615
Interest cost on benefit obligations	517	648	1,551	2,443
Amortization of:
Actuarial losses	340	592	1,020	1,465
Prior service benefit	(1,404)	(1,490)	(4,212)	(3,262)
Curtailment gain	—	—	—	(724)

	$(462)	$(158)	$(1,386)	$537

9. Debt

Credit Facilities

On July 26, 2011, SunCoke Energy entered into a Credit Agreement which provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. SunCoke Energy has $299.3 million outstanding under the Term Loan as of September 30, 2011. The proceeds from the Term Loan were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. SunCoke Energy does not have any outstanding borrowings under the Revolving Facility as of September 30, 2011.

Borrowings under the Credit Agreement bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00% or LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00% per annum and (ii) in the case of LIBOR loans, 3.00% per annum. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid. The weighted-average interest rate for borrowings outstanding under the Credit Agreement during the third quarter of 2011 was 4.29 percent.

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

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement, dated as of July 26, 2011, among the Company, the subsidiaries of the Company party thereto and JPMorgan Chase Bank, N.A, as administrative agent.

Senior Notes

On July 26, 2011, SunCoke Energy issued $400 million aggregate principal of senior notes (the “Notes”) in a private placement. The Notes bear interest at a rate of 7.625% per annum and will mature in 2019 with all principal paid at maturity. Interest on the Notes is payable semi-annually in cash in arrears on August 1 and February 1 of each year, commencing on February 1, 2012. The proceeds from the Notes were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes.

The Notes offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

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

The Company recorded the Notes and the Term Loan on the consolidated balance sheet of $698.5 million, which is net of a debt discount of $1.5 million. In addition, the Company recorded $18.9 million of deferred financing fees related to the issuance of the Notes and Credit Facilities.

Interest Rate Swaps

Effective on August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. See Note 15 for further information on the interest rate swaps.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

10. Commitments and Contingent Liabilities

The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership's statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $53 million, may be still open for the limited partners and subject to examination. As of September 30, 2011, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco, Inc. also guarantees SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco, Inc. was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.

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

The Company is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from claims would not be material in relation to the combined and consolidated financial position, results of operations or cash flow of the Company at September 30, 2011.

11. Restructuring

In 2010, in connection with the Separation, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, which was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company incurred pre-tax restructuring expenditures of $7.3 million in the first nine months of 2011. These charges consist of employee-related costs, primarily related to relocation, and lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in thousands)
Year ended December 31, 2010	$155	$279	$—	$434
Three months ended March 31, 2011	1,378	279	—	1,657
Three months ended June 30, 2011	1,766	326	1,914	4,006
Three months ended September 30, 2011	1,621	—	34	1,655

Charges recorded through September 30, 2011	$4,920	$884	$1,948	$7,752

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

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

The following table presents accrued restructuring and related activity as of and for the nine months ended September 30, 2011 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in thousands)
Balance at December 31, 2010	$155	$—	$155
Charges	4,765	1,948	6,713
Cash payments	4,890	92	4,982

Balance at September 30, 2011	$30	$1,856	$1,886

12. Comprehensive Income

The following table sets forth the components comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$21,732	$40,940	$51,380	$131,229
Other comprehensive income (loss):
Retirement benefit plans funded status adjustment	(617)	(458)	(1,712)	19,457
Currency translation adjustment	(1,847)	495	(1,274)	283
Less: Comprehensive income/(loss) attributable to noncontrolling interest	3,372	3,494	(1,226)	10,466

Comprehensive income attributable to SunCoke Energy, Inc. / net parent investment.	$15,896	$37,483	$49,620	$140,503

Impact of Purchase of Noncontrolling Interests on Equity Attributable to SunCoke Energy

The purchase of an additional 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility during the third quarter of 2011 decreased equity attributable to SunCoke Energy by $7.2 million, net of $4.7 million in deferred taxes, for the third quarter and first nine months of 2011 (Note 2).

13. Share-Based Compensation

Effective July 13, 2011, SunCoke Energy’s Board of Directors approved the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). The SunCoke LTPEP provides for the grant of equity-based rewards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP. The plan authorizes the issuance of up to 6,000,000 shares of SunCoke Energy common stock pursuant to new awards under the SunCoke LTPEP.

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis.

Stock Options

During the three months ended September 30, 2011, the Company granted stock options to certain employees to acquire 1,533,944 shares of common stock. The stock options have a ten-year term and a $17.25 per share weighted average exercise price, which was equal to the average of the high and low prices of SunCoke Energy common stock on the dates of grant. Approximately 1,349,240 stock options will vest in three equal annual installments on the first, second and third anniversaries of the dates of grant (in each case subject to continued employment through the applicable vesting date). Additionally, the Company issued 184,704 options that will vest in three equal annual installments beginning September 1, 2013. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2011 was $6.93 using the following weighted-average assumptions:

Nine Months Ended September 30
2011
Risk Free Interest Rate	1.54%
Expected Term	5 years
Volatility	44%
Dividend Yield	—%
Weighted-Average Exercise Price	$17.25

The Company uses the average implied volatility of a peer group (comprised of related industries, including steel, steel suppliers, industrial gas and coal) coupled with the implied volatility of the S&P 500. Since the Company does not have a stand-alone trading history or a direct peer group it believes this approach provides a reasonable implied volatility.

The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a zero forfeiture rate to the option fair values calculated by the Black-Scholes option pricing model. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.

As of September 30, 2011, the Company had 1,454,651 stock options outstanding; 79,293 options were cancelled during the period. The Company recognized $0.6 million in compensation expense during the three months ended September 30, 2011 related to stock options. As of September 30, 2011, there was $9.5 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 3.0 years.

Restricted Stock Units

During the three months ended September 30, 2011, the Company issued a total of 286,422 restricted stock units (RSU) to certain employees for shares of the Company’s common stock. Approximately 144,069 RSUs will vest as follows: (1) 50% of each RSU award generally will vest in three equal annual installments, on the first, second and third anniversaries of the date of grant and (2) the remaining 50% of each RSU award will vest on the fourth anniversary of the date of grant (in each case subject to continued employment through the applicable vesting date). The Company issued 112,941 RSUs that will vest in three equal annual installments beginning on September 1, 2013. The Company also issued 29,412 RSUs that vest in 12 months. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.

As of September 30, 2011, the Company had 272,800 RSUs outstanding; 13,542 RSUs were cancelled during the period. The Company recognized $0.3 million in compensation expense during the three months ended September 30, 2011 related to RSUs. As of September 30, 2011, there was $4.4 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 3.1 years.

14. Earnings Per Share Data

The weighted average number of common shares outstanding for all periods presented includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to SunCoke Energy and related capitalization. For the three–month and nine-month periods ended September 30, 2011, diluted earnings per share is calculated to give effect to share-based compensation awards granted in connection with the IPO, using the treasury stock method. There is no difference between basic and diluted earnings per share for the 2011 or 2010 periods presented, since there were no dilutive securities outstanding during these periods.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Shares in thousands)
Weighted-average number of common shares outstanding-basic	70,000	70,000	70,000	70,000
Add effect of dilutive share-based compensation awards	—	—	—	—

Weighted-average number of shares-diluted	70,000	70,000	70,000	70,000

15. Fair Value Measurements

The Company measures certain financial and non-financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•

Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

•	Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $102.4 million and $37.8 million at September 30, 2011 and December 31, 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.

The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815 – Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. Effective August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. These agreements expire in three years. Under the interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.314 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in the results of operations. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.

The fair value of the swap agreement at September 30, 2011 was a liability of approximately $0.3 million. The mark to market impact of the swap arrangement on interest expense was an increase of approximately $0.3 million in the three months and nine months ended September 30, 2011. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent consideration related to the HKCC acquisition (Note 3) is measured at fair value and amounted to $8.6 million at September 30, 2011. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at September 30, 2011 include (a) a risk-adjusted discount rate range of 2.285 percent to 9.286 percent, which reflects the credit spread adjustment for each period, and (b) probability adjusted production levels of HKCC operations between 300,000 and 475,000 tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $1.9 million and $2.2 million in the three and nine months ended September 30, 2011, respectively.

•	Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2011, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

•	Certain Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2011, the estimated fair value of the Company’s long-term debt was estimated to be $679.3 million, compared to a carrying amount of $697.8 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.

At December 31, 2010, the estimated fair value of the Company’s receivables from affiliate was $338.4 million, compared to a carrying amount of $289.0 million on that date. The fair value of these receivables from affiliate was estimated based upon the market interest rates applicable to Sunoco at December 31, 2010 for similar terms.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

16. Business Segment Information

The Company is an independent owner and operator of four metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The Company’s cokemaking operations are reported as three segments: Jewell Coke, Other Domestic Coke and International Coke. The Jewell Coke segment consists of the operations of the Company’s cokemaking facilities in Vansant, VA. The Indiana Harbor cokemaking facility located in East Chicago, IN, the Haverhill cokemaking facility, located in Franklin Furnace, OH, and the Granite City cokemaking facility, located in Granite City, IL have been aggregated into the Other Domestic Coke segment. Each of these facilities produces metallurgical coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Other Domestic Coke segment have similar long-term economic characteristics. The International Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The International Coke segment also earns income from a dividend on its preferred stock investment assuming that certain minimum production levels are achieved at the plant.

The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility, centered in Vansant, VA with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell Coke segment for conversion into metallurgical coke. Some coal is also sold to the Other Domestic Coke facilities and third-parties. Intersegment coal revenues for sales to the Jewell Coke and Other Domestic Coke segments are based on the prices that the coke customers of the Other Domestic Coke segment have agreed to pay for the internally produced coal, which approximate the market prices for this quality of metallurgical coal. In January 2011, the Company acquired the HKCC Companies, which include two active underground mines and one active surface and highwall mine that are contiguous to the Company’s existing mines (Note 3), and the results of operations from the date of acquisition forward are included in the Coal Mining segment.

Overhead expenses that can be identified with a segment have been included as deductions in determining segment income. The remainder is included in Corporate and Other. Net financing (expense) income, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Identifiable assets are those assets that are utilized within a specific segment.

The Company recently completed a fifth U.S. cokemaking facility in Middletown, Ohio that it also owns and operates. The Middletown cokemaking facility commenced operations in October 2011. This facility produces metallurgical coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for this facility is sold directly to an integrated steel producer under a contract which provides for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. The Company’s management believes that the Middletown facility has similar long-term economic characteristics as the other facilities in the Other Domestic Coke segment and beginning in the fourth quarter of 2011 will be included in those segment results. Prior to the commencement of operations, all costs associated with Middletown were included in Corporate and Other.

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2011
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$71,029	$309,970	$9,412	$12,689	$—		$403,100

Intersegment sales	$—	$—	$—	$44,450	$—		$—

Operating income (loss)	$13,075	$24,485	$1,670	$5,477	$(14,622)		$30,085
Less: operating income attributable to noncontrolling interests	—	(2,392)	—	—	—		(2,392)

Operating income (loss) attributable to SunCoke Energy, Inc. / net parent investment	$13,075	$22,093	$1,670	$5,477	$(14,622)		27,693

Net financing expense attributable to SunCoke Energy, Inc. / net parent investment							(4,260	)(1)

Pretax income attributable to SunCoke Energy, Inc. / net parent investment							23,433
Income tax expense							5,073

Net income attributable to SunCoke Energy, Inc. / net parent investment							$18,360

Depreciation, depletion and amortization	$1,211	$9,843	$57	$3,320	$321		$14,752

Capital expenditures	$147	$4,458	$68	$8,092	$43,487	(2)	$56,252

Identifiable assets	$77,735	$990,583	$52,662	$178,284	$579,930	(3)	$1,879,194

(1)	After deducting $1.0 million of income attributable to noncontrolling interests.
(2)	Includes $41.5 million attributable to the Middletown facility.
(3)	Includes Middletown facility construction-in-progress totaling $387.6 million.

	Three Months Ended September 30, 2010
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$65,518	$255,399	$9,598	$113	$—		$330,628

Intersegment sales	$1,941	$—	$—	$32,511	$—		$—

Operating income (loss)	$27,009	$26,932	$555	$(2,664)	$(3,466)		$48,366
Less: operating income attributable to noncontrolling interests	—	(2,474)	—	—	—		(2,474)

Operating income (loss) attributable to net parent investment	$27,009	$24,458	$555	$(2,664)	$(3,466)		45,892

Net financing income attributable to net parent investment							4,044	(1)

Pretax income attributable to net parent investment							49,936
Income tax expense							12,490

Net income attributable to net parent investment							$37,446

Depreciation, depletion and amortization	$1,099	$10,714	$26	$1,965	$209		$14,013

Capital expenditures	$644	$6,154	$634	$5,239	$57,196	(2)	$69,867

Identifiable assets	$82,079	$931,318	$50,726	$71,444	$492,366	(3)	$1,627,933

(1)	After deducting $1.0 million of income attributable to noncontrolling interests.
(2)	Includes $56.9 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $294.5 million and Middletown facility construction-in-progress totaling $178.6 million.

SunCoke Energy, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2011
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$197,176	$857,250	$29,085	$30,213	$—		$1,113,724

Intersegment sales	$—	$—	$—	$129,456	$—		$—

Operating income (loss)	$42,587	$29,072	$3,394	$13,018	$(32,286)		$55,785
Less: operating loss attributable to noncontrolling interests	—	4,164	—	—	—		4,164

Operating income (loss) attributable to SunCoke Energy, Inc. / net parent investment	$42,587	$33,236	$3,394	$13,018	$(32,286)		59,949

Net financing income attributable to SunCoke Energy, Inc. / net parent investment							2,750	(1)

Pretax income attributable to SunCoke Energy, Inc. / net parent investment							62,699
Income tax expense							10,093

Net income attributable to SunCoke Energy, Inc. / net parent investment							$52,606

Depreciation, depletion and amortization	$3,645	$28,094	$166	$9,219	$1,253		$42,377

Capital expenditures	$303	$8,479	$175	$22,008	$153,252	(2)	184,217

Identifiable assets	$77,735	$990,583	$52,662	$178,284	$579,930	(3)	$1,879,194

(1)	After deducting $2.9 million of income attributable to noncontrolling interests.
(2)	Includes $145.4 million attributable to the Middletown facility.
(3)	Includes Middletown facility construction-in-progress totaling $387.6 million.

	Nine Months Ended September 30, 2010
	(Dollars in thousands)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$242,988	$736,657	$29,113	$439	$—		$1,009,197

Intersegment sales	$1,941	$—	$—	$98,962	$—		$—

Operating income (loss)	$128,552	$40,715	$1,095	$(1,493)	$(10,371)		$158,498
Less: operating income attributable to noncontrolling interests	—	(7,406)	—	—	—		(7,406)

Operating income (loss) attributable to net parent investment	$128,552	$33,309	$1,095	$(1,493)	$(10,371)		151,092

Net financing income attributable to net parent investment							10,937	(1)

Pretax income attributable to net parent investment							162,029
Income tax expense							41,266

Net income attributable to net parent investment							$120,763

Depreciation, depletion and amortization	$3,296	$26,349	$77	$5,677	$433		$35,832

Capital expenditures	$741	$16,632	$688	$10,784	$106,988	(2)	$135,833

Identifiable assets	$82,079	$931,318	$50,726	$71,444	$492,366	(3)	$1,627,933

(1)	After deducting $3.1 million of income attributable to noncontrolling interests.
(2)	Includes $106.1 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $294.5 million and Middletown facility construction-in-progress totaling $178.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 18, 2011), refer to the cokemaking and coal mining operations of Sunoco, Inc. (“Sunoco”) prior to their transfer to SunCoke Energy, Inc. in connection with its initial public offering (“IPO”). References when used in the present tense or prospectively (after July 18, 2011), refer to SunCoke Energy, Inc. and its subsidiaries. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Important Information Regarding Forward-Looking Statements” for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

You should read the following discussion of the financial condition and results of operations in conjunction with the historical combined financial statements and notes thereto and the pro forma combined financial statements included in SunCoke Energy's prospectus dated July 20, 2011, as filed with the Securities and Exchange Commission (“SEC”) on July 22, 2011. Among other things, those historical financial statements include more detailed information regarding the basis of presentation for the following information.

Overview

Business Overview

We are the largest independent producer of high-quality metallurgical coke in the Americas, as measured by tons of coke produced each year, and have over 45 years of coke production experience. Metallurgical coke is a principal raw material in the integrated steelmaking process. We currently sell approximately 3.6 million tons of metallurgical coke per year to our three primary customers in the United States: ArcelorMittal, U.S. Steel, and AK Steel. Our current coke sales are made pursuant to long-term agreements with an average remaining term of approximately 9 years. All of these coke sales agreements contain take-or-pay provisions, which require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. We have designed, developed and built, and currently own and operate four metallurgical cokemaking facilities in the United States. We recently completed a fifth U.S. cokemaking facility in Middletown, Ohio that we also own and operate and that commenced operations in October 2011. With the completion of our Middletown facility, we expect that our total U.S. cokemaking capacity will increase to approximately 4.2 million tons of coke per year.

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

The following table sets forth information concerning the cokemaking facilities we own and/or operate:

Facility	Location	Year of Start Up	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	1962	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	1998	268	1,220	Heat for power generation
Haverhill Phase I	Franklin	2005	100	550	Process steam
Phase II	Furnace, Ohio	2008	100	550	Power generation
Granite City	Granite City, Illinois	2009	120	650	Steam for power generation
Middletown	Middletown, Ohio	2011	100	550	Power generation

Total			830	4,240

Operated:
Vitória	Vitória, Brazil	2007	320	1,700	Steam for power generation

Total			1,150	5,940

We also own and operate coal mining operations in Virginia and West Virginia that have sold an average of approximately 1.2 million tons of mid-volatility metallurgical coal per year (including internal sales to our cokemaking operations) over the past three years. In January 2011, we acquired metallurgical coal mining assets contiguous to our existing mining operations that will increase our annual coal production by an additional 250,000 to 300,000 tons per year of high-volatility metallurgical coal with the potential for future production expansion.

IPO

In December 2010, Sunoco formed SunCoke Energy as a wholly-owned subsidiary. Sunoco contributed $1,000 to SunCoke Energy in exchange for 1,000 shares of SunCoke Energy common stock. On July 18, 2011, (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to SunCoke Energy in exchange for 69,999,000 shares of SunCoke Energy common stock. As of the Separation Date, Sunoco owned 100% of the outstanding common stock of SunCoke Energy. On July 26, 2011, SunCoke Energy completed the IPO of 13,340,000 shares of its common stock.

Immediately following the IPO, Sunoco owned 56,660,000 shares of SunCoke Energy’s common stock, or 80.9% of the outstanding common stock. Sunoco plans to distribute all of the shares of SunCoke Energy’s common stock it owns by means of a spin-off, which is a pro rata distribution by Sunoco of the shares of SunCoke Energy common stock it owns to holders of Sunoco’s common stock. Sunoco expects that the spin-off will occur no later than one year after the IPO. Sunoco’s agreement to complete the distribution is contingent on the satisfaction or waiver of a variety of conditions. In addition, Sunoco has the right to terminate its obligations to complete the distribution if, at any time, Sunoco’s Board of Directors determines, in its sole discretion, that the distribution is not in the best interests of Sunoco or its shareholders. As a result, the distribution may not occur by the contemplated time or at all.

See Note 2 to the unaudited Combined and Consolidated Financial Statements for a description of certain agreements SunCoke Energy entered into with Sunoco in connection with the IPO.

Issuance of Debt

In connection with the Separation and IPO, SunCoke Energy entered into credit facilities and issued senior notes. See “Liquidity and Capital Resources” for information regarding the credit facilities and senior notes.

Recent Developments

Indiana Harbor Facility

The Indiana Harbor facility is owned by a partnership (the “Partnership”) in which we are the general partner and in which we now own an 85% interest with the remaining interest owned by a third-party. The initial term of the Partnership’s coke sales agreement with the customer ends in October 2013. In preparation for negotiation of a new long-term contract, we are conducting an engineering study at the Partnership’s Indiana Harbor facility to identify major maintenance projects necessary to facilitate a long-term contract renewal. In accordance with the preliminary findings of this engineering study, we now expect to spend approximately $50 million in the 2011 through 2013 timeframe to refurbish the facility, rather than approximately $50 million to $100 million, as previously reported. This estimate does not include additional spending that may be required in connection with the settlement of the previously reported Notice of Violation (“NOV”) at the Indiana Harbor facility. The majority of the spending to complete this refurbishment will take place in 2012 and 2013 and will be contingent on reaching commercially agreeable terms for a long-term contract extension with our customer and the third-party investor in the Partnership. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached.

Our customer also has a contractual relationship to purchase steam and electricity from Cokenergy, Inc. (“Cokenergy”), an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from the Partnership’s Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The Partnership also has an agreement with Cokenergy under which the Indiana Harbor facility supplies flue gas to Cokenergy and Cokenergy processes such flue gas. The agreement between the Partnership and Cokenergy ends in October 2013. In the first six months of the final year of the agreement between the Partnership and Cokenergy the parties are obligated to negotiate in good faith for an extension to the term of the agreement. In the event that the parties cannot reach agreement on an extension of the term of the agreement, and subject to the rights of our customer to purchase the energy facility from Cokenergy, the Partnership may purchase the energy facility from Cokenergy for its fair market value upon written notice to Cokenergy not later than six months prior to the expiration of the agreement. To the extent the Partnership does not exercise its right to purchase the Cokenergy energy facility, Cokenergy at its option may either abandon or remove all or any of the heat recovery equipment of the energy facility.

On September 30, 2011, the Company acquired the entire 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility held by an affiliate of GE Capital for $34.0 million. As a result of this transaction, we now hold an 85% interest in the partnership. The remaining 15% interest in the partnership is owned by an affiliate of DTE Energy Company.

Development of Other Facilities

We are currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. One such potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. We are in the early stages of permitting for this potential facility in Kentucky, but we are also assessing alternative sites in other states. In light of the current economic and business outlook, we expect to defer seeking customer commitments for this potential facility until we make further progress on obtaining permits, which we anticipate receiving in the latter half of 2012. Our ability to construct a new facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

Global Coke Limited

In May 2011, we signed a memorandum of understanding to make a minority equity investment of approximately $30 million in Global Coke Limited, one of the leading metallurgical coke producers in India. In conjunction with the investment, we would provide operations, engineering and technology support to Global Coke. We have conducted due diligence in connection with the proposed transaction and are currently negotiating the proposed terms of our investment. Consummation of the transaction is subject to the approval of management of the respective parties, execution of definitive agreements and the satisfaction of customary closing conditions.

Coal Expansion

We had previously announced an expansion plan that we expected to increase coal production from our Jewell underground mines. We had expected to increase annualized production by approximately 350,000 tons in 2012 and to reach a 500,000 ton annualized increase by mid-2013, increasing the annualized rate of coal sales to 2.0 million tons by mid-2013. Reflecting continued tightness in the Appalachian labor market, lower yields from existing and newly developed mine seams and higher costs related to new mining safety regulations, we plan to slow the ramp-up of the expansion plan and delay opening additional new mines until 2013. The increased headcount and additional equipment will be used to increase productivity and augment compliance activities at existing mines in 2012. We now anticipate coal production at our Jewell mines of approximately 1.05 million tons in 2011, approximately 1.15 million tons in 2012 and approximately 1.45 million tons in 2013. We continue to expect capital outlays for the expansion plan, primarily for new mining equipment, to total approximately $30 million, of which $10 million is expected to be spent in 2011.

In early June 2011, we entered into a series of coal transactions with Revelation Energy, LLC (“Revelation”). Under a contract mining agreement, Revelation will mine certain coal reserves at our Jewell coal mining operations that are not included in our current proven and probable reserve estimate. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period beginning late in the fourth quarter of 2011 and is now expected to produce approximately 1.2 million tons of coal over such period, rather than approximately 1.3 million tons, as previously reported. We anticipate 75 percent of production to be mid-volatility metallurgical coal, with the remaining 25 percent thermal coal. In addition, we intend to build a state-of-the-art rapid train coal loading facility in the proximity of our Jewell coal mining operations at an expected cost of approximately $20 million, of which $4 million is expected to be spent in 2011. Once completed, the throughput capacity of the loadout facility will be 2.6 million tons per year. The loadout facility will be operated by Revelation and rail service will be provided by Norfolk Southern.

Black Lung Obligation

The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. We are currently evaluating the impact of PPACA based on available trend rates and other current information. We have not concluded our evaluation but believe that the impact of PPACA, coupled with anticipated changes in discount rates and other assumptions, may increase our black lung benefit obligation by approximately $4 to $6 million. We anticipate that we will complete our evaluation in the fourth quarter of 2011.

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

•

Coal Mining, which consists of our metallurgical coal mining activities conducted in Virginia and West Virginia. In addition, we have included the results of the HKCC Companies that we acquired in January 2011 in this segment from the date of acquisition.

Analysis of Combined and Consolidated Statements of Income

The following table sets forth amounts from the unaudited combined and consolidated statements of income:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands)
Revenues
Sales and other operating revenue	$403,100	$330,628	$1,113,724	$1,009,197
Other income, net	399	1,007	1,051	180

Total revenues	403,499	331,635	1,114,775	1,009,377

Costs and Operating Expenses
Cost of products sold and operating expenses	332,723	254,524	933,266	773,510
Loss on firm purchase commitment	—	—	18,544	—
Selling, general and administrative expenses	25,939	14,732	64,803	41,537
Depreciation, depletion and amortization	14,752	14,013	42,377	35,832

Total costs and operating expenses	373,414	283,269	1,058,990	850,879

Operating income	30,085	48,366	55,785	158,498

Interest income—affiliate	1,123	6,186	12,485	17,965
Interest income	166	2	284	33
Interest cost—affiliate	(342)	(1,330)	(3,565)	(4,422)
Interest cost	(8,860)	—	(8,860)	—
Capitalized interest	4,633	206	5,344	421

Total financing (expense) income	(3,280)	5,064	5,688	13,997

Income before income tax expense	26,805	53,430	61,473	172,495
Income tax expense	5,073	12,490	10,093	41,266

Net income	21,732	40,940	51,380	131,229
Less: Net income (loss) attributable to noncontrolling interests	3,372	3,494	(1,226)	10,466

Net income attributable to SunCoke Energy, Inc. / Net Parent Investment	$18,360	$37,446	$52,606	$120,763

Revenues. Total revenues were $403.5 million for the three months ended September 30, 2011 compared to $331.6 million for the corresponding period of 2010. Total revenues were $1,114.8 million for the nine months ended September 30, 2011 compared to $1,009.4 million for the corresponding period of 2010. The increases in each comparative period were primarily driven by higher sales in our Other Domestic Coke segment due to higher coal costs and increased fees and the contribution from HKCC Companies, which was acquired in January 2011. Comparability between periods is impacted by a lower coke sales price in the Jewell Coke segment resulting from contractual amendments with ArcelorMittal that became effective in the first quarter of 2011.

Costs and Operating Expenses. Total costs and operating expenses were $373.4 million for the three months ended September 30, 2011 compared to $283.3 million for the corresponding period in 2010. Total costs and operating expenses were $1,059.0 million for the nine months ended September 30, 2011 compared to $850.9 million for the corresponding period in 2010. The increases in each comparative period were driven by higher coal production costs, increased coal and coke volumes, the impact of HKCC and higher corporate expenses associated with public company readiness, increased headcount and relocation costs.

Net Financing (Expense) Income and Income Taxes. See “Analysis of Segment Earnings” discussed below.

The following tables set forth the unaudited sales and other operating revenues and the operating income (loss) attributable to SunCoke Energy, Inc. / net parent investment, or segment earnings, of our segments and other financial and operating data.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
	(Dollars in thousands, except per ton data)
Sales and other operating revenue:
Jewell Coke	$71,029	$65,518	$197,176	$242,988
Jewell Coke intersegment sales	—	1,941	—	1,941
Other Domestic Coke	309,970	255,399	857,250	736,657
International Coke	9,412	9,598	29,085	29,113
Coal Mining	12,689	113	30,213	439
Coal Mining intersegment sales	44,450	32,511	129,456	98,962
Elimination of intersegment sales	(44,450)	(34,452)	(129,456)	(100,903)

Total	$403,100	$330,628	$1,113,724	$1,009,197

Earnings:
Jewell Coke	$13,075	$27,009	$42,587	$128,552
Other Domestic Coke(1)	22,093	24,458	33,236	33,309
International Coke	1,670	555	3,394	1,095
Coal Mining	5,477	(2,664)	13,018	(1,493)
Corporate and Other:
Corporate expenses	(14,622)	(3,466)	(32,286)	(10,371)
Net financing(1)	(4,260)	4,044	2,750	10,937

Pretax income attributable to SunCoke Energy, Inc./ net parent investment	23,433	49,936	62,699	162,029
Income tax expense	5,073	12,490	10,093	41,266

Net income attributable to SunCoke Energy, Inc. / net parent investment	$18,360	$37,446	$52,606	$120,763

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	98	99	98	99
Other Domestic Coke	105	103	100	96
Total	104	102	100	97
Coke production volumes (thousands of tons):
Jewell Coke	179	180	530	535
Other Domestic Coke	785	773	2,217	2,143

Total Domestic Coke	964	953	2,747	2,678
International Coke—operated facility	373	431	1,149	1,266
Coke sales volumes (thousands of tons):
Jewell Coke	191	196	536	559
Other Domestic Coke	777	788	2,231	2,167

Total	968	984	2,767	2,726

Coal Operating Data(2):
Coal sales volumes (thousands of tons):
Internal use	272	314	865	955
Third parties	99	—	226	—

Total	371	314	1,091	955

Coal production (thousands of tons)(3)	340	270	1,015	846
Purchased coal (thousands of tons)	22	51	97	92
Coal sales price per ton (excludes transportation costs)(4)	$153.81	$103.70	$146.08	$103.72
Coal cash production cost per ton(5)	$132.08	$105.84	$124.77	$98.52
Purchased coal cost per ton(6)	$78.79	$100.75	$108.52	$76.50
Total coal production cost per ton(7)	$133.73	$111.49	$130.22	$101.96

(1)	Excludes income (loss) attributable to noncontrolling investors in our Indiana Harbor cokemaking operations.
(2)	Includes production from Company and contractor-operated mines.
(3)	Includes HKCC coal production of 68 thousand tons and 218 thousand tons for the third quarter and first nine months of 2011, respectively.

(4)

Includes sales to affiliates, including sales to Jewell Coke established via a transfer pricing agreement. The transfer price per ton to Jewell Coke was $163.53 and $103.68 for the third quarter of 2011 and 2010, respectively, and $151.25 and $103.70 for the first nine months of 2011 and 2010, respectively.

(5)

Mining and preparation costs for tons produced, excluding $1.9 million HKCC favorable fair value adjustment for contingent consideration in the third quarter and first nine months of 2011 and depreciation, depletion and amortization, divided by coal production volume.

(6)	Costs of purchased raw coal divided by purchased coal volume.
(7)

Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $8.96 and $6.26 for the third quarter of 2011 and 2010, respectively and $8.45 and $5.94 for the first nine months of 2011 and 2010, respectively.

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $3.5 million, or 5 percent, to $71.0 million in the third quarter of 2011 compared to $67.5 million in third quarter of 2010, which included $1.9 million of intersegment sales. Effective January 1, 2011, our contract with ArcelorMittal was amended to eliminate the fixed adjustment factor in the coke pricing formula and increase the operating cost and fixed fee components. Prior to January 1, 2011, the component of the coke price attributable to coal was equal to the delivered cost of coal applicable to our sales to ArcelorMittal from our Haverhill facility, increased by the application of a fixed adjustment factor. As a result of this pricing formula, as Haverhill coal prices increased, the sales and profitability of our Jewell facility increased, and as Haverhill coal prices decreased, the sales and profitability of our Jewell cokemaking facility decreased. With the contract amendments, the coal component of the Jewell coke price is still based on coal prices at Haverhill, however the coke price is now fixed annually prior to the beginning of the calendar year in conjunction with the finalization of new coal purchase contracts for Haverhill.

The elimination of the fixed adjustment factor decreased sales revenue by $20.1 million, but was partially offset by higher operating and fixed fee components which increased sales revenues by $7.3 million. The combination of these factors resulted in a net decrease in sales revenue of $12.8 million over the prior year period due to the contract amendments. Lower sales volumes and the absence of attractively priced spot coke sales in the prior period further decreased sales revenues by $2.4 million. These decreases were offset by higher average Haverhill coal costs, which increased sales revenue by $17.0 million, and higher transportation fees, which increased sale revenues by $1.7 million, versus the prior year period.

Segment Earnings

Segment earnings from our Jewell Coke segment decreased $13.9 million, or 51 percent, to $13.1 million in the third quarter of 2011 compared to $27.0 million in the third quarter of 2010. Comparability between periods is impacted by the contract amendments discussed above, which decreased segment earnings by $12.8 million.

Internal coal transfer pricing increased from $103.68 per ton in the third quarter of 2010 to $163.53 per ton in the third quarter of 2011 and negatively impacted Jewell Coke segment earnings by $15.7 million, with a corresponding increase in the earnings of the Coal Mining segment. In addition, other items, including the absence of spot coke sales made in the third quarter of 2010 and slightly lower sales volumes, reduced segment earnings by approximately $2.4 million. However, these cost increases were largely offset by $17.0 million of higher revenues which resulted from the pass-through of higher coal prices as Haverhill average coal prices increased from approximately $100 per ton in the prior period to $165 per ton in the current period. Had the internal transfer price of coal been equal to the contract price of $165 per ton in the Jewell segment’s coke sales price, earnings would have decreased by $0.4 million in the Jewell segment in the third quarter of 2011, with an equal and offsetting increase in the Coal Mining segment.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $54.6 million, or 21 percent, to $310.0 million in the third quarter of 2011 compared to $255.4 million in the third quarter of 2010.

The increase was mainly attributable to higher pricing driven by higher coal costs which contributed $46.8 million of the increase. Higher fixed fee revenue and fees for the reimbursement of operating costs contributed $9.2 million to sales revenue, which was partly offset by a decrease in sales volume of 1.4 percent, or 11,000 tons. Capacity utilization in the third quarter of 2011 was 105 percent, up from 103 percent in the prior year period. In particular, operational improvements at Indiana Harbor, resulting from recent maintenance repairs at this facility, increased capacity utilization from 97 percent in the third quarter of 2010 to 102 percent in the third quarter of 2011, favorably impacting volume and sales. Production volume increased 12,000 tons in the third quarter of 2011 to 785,000 tons, but due to timing of coke shipments did not result in current period sales.

Segment Earnings

Other Domestic Coke segment earnings decreased $2.4 million, or 10 percent, to $22.1 million in the third quarter of 2011 compared to $24.5 million in the third quarter of 2010. Based on the operating results of Indiana Harbor, operating income attributable to noncontrolling interests decreased $0.1 million in the third quarter of 2011 compared to the third quarter of 2010.

Increases in fees at Haverhill as a result of the ArcelorMittal contract amendments increased earnings $4.9 million in the third quarter of 2011. Excluding the impact of contract amendments, segment earnings would have been $17.2 million, a decrease of $7.3 million in the third quarter of 2011 as compared to the third quarter of 2010. This decrease was mainly attributable to lower operating margins of $7.9 million.

At Haverhill, the recovery of coal and operating costs decreased $3.4 million as compared to the third quarter of 2010. This decrease was attributable to a change in the coke pricing mechanism under the Haverhill-AK Steel contract from fixed pricing during 2010 to pass through pricing in 2011, which reduced favorable coke margins by $1.4 million, as well as the absence of a favorable coal inventory adjustment in the prior period, which also reduced margins by $2.0 million. The recovery of coal costs and operating costs at Granite City and Indiana Harbor also decreased reducing margins by $2.9 million: $2.2 million at Granite City and $0.7 million at Indiana Harbor. This decrease was driven primarily by the absence of a favorable coal inventory adjustment at Granite City in the prior period, which reduced margins by $1.5 million, and less favorable coal-to-coke yields at both facilities higher coal moisture content and changing coal blends when compared with the more favorable yields in the third quarter of 2010. Lower steam and power sales decreased margins by $0.8 million primarily due to lower sales volumes. Lower sales volumes in the third quarter of 2011 further reduced margins by $0.7 million.

Other items, including depreciation expense and selling, general and administrative expenses, offset the decrease in margins by $0.7 million. Depreciation expense of $9.8 million decreased $0.9 million from the prior year period and increased segment earnings in the third quarter of 2011. The third quarter of 2010 included $1.2 million in accelerated depreciation for certain assets at Haverhill. Selling, general and administrative expenses in the third quarter of 2011 of $5.5 million increased $0.2 million due to higher legal costs.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $0.2 million, or 2 percent, to $9.4 million in the third quarter of 2011 compared to $9.6 million in the third quarter of 2010. Sales and other operating revenue fell due to lower operating and license fees due to lower production levels from the prior year period.

Segment Earnings

Segment earnings in the International Coke segment increased $1.1 million, to $1.7 million in the third quarter of 2011 from $0.6 million in the third quarter of 2010. The increase is due primarily to lower selling, general and administrative costs due to a change in the corporate allocation methodology.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue increased by $24.5 million, or 75%, in the third quarter of 2011 over the prior year period as a result of higher intersegment sales, which include sales of coal to the Jewell cokemaking facility and other domestic cokemaking facilities, and higher third party sales. Intersegment sales increased $11.9 million, or 37 percent, to $44.5 million in the third quarter of 2011 compared to $32.5 million in the third quarter of 2010. Sales to the Jewell cokemaking facility increased $15.7 million to $42.9 million in the third quarter of 2011 compared to $27.2 million in the third quarter of 2010 due mainly to an increase in transfer price from $103.68 per ton in the third quarter of 2010 to $163.53 per ton in the third quarter of 2011. Sales to other domestic cokemaking facilities decreased $3.8 million to $1.5 million in the third quarter of 2011 compared to $5.3 million in the third quarter of 2010 due mainly to an increase in price from $103.68 per ton in the third quarter of 2010 to $165 per ton in the third quarter of 2011 and a decrease of 42,000 tons sold. This increase in price was partially offset by a 13 percent decrease in internal sales volume to other domestic facilities.

Third party sales in the third quarter of 2011 were $12.7 million of which $8.4 million, or 51,000 tons, were from existing operations. The acquisition of HKCC contributed 48,000 tons, or $4.3 million in third party sales, during the third quarter of 2011. Third party sales were insignificant in the third quarter of 2010.

Segment Earnings

Segment earnings increased $8.2 million from a loss of $2.7 million in the third quarter of 2010 to income of $5.5 million in the third quarter of 2011.

The increase in segment earnings was driven by $11.9 million of higher intersegment sales and $12.7 million in higher third party sales, $4.3 million of which were contributed by HKCC. These increases were partially offset by an increase in operating costs. Had the internal transfer price of coal been equal to the contract price of $165 per ton in the Jewell segment’s coke sales price, earnings would have increased further by $0.4 million in the Coal Mining segment, with an equal and offsetting decrease in the Jewell Coke segment.

Operating costs increased $17.3 million with costs at existing operations increasing $13.7 million and the acquisition of HKCC contributing $3.6 million. The cost increase at existing operations in the third quarter of 2011 is a result of incremental expenses associated with training, higher wage rates and the implementation of a new bonus program to retain skilled mine employees and higher royalty payments. Additionally, lower productivity due to labor shortages for experienced miners and variations in the thickness and quality of coal seams reduced Jewell production volumes, which negatively impact operating costs per ton. Also impacting operating costs was a $1.9 million favorable fair value adjustment related to the HKCC contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the HKCC real property or leased property if production levels exceed 150,000 tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. This fair value adjustment decreased coal production costs by $5.08 per ton. Coal cash production costs absorbed in inventory decreased $2.2 million for the third quarter of 2011 compared to the third quarter of 2010. The impacts of these factors increased coal cash production cost per ton from $105.84 per ton in the third quarter of 2010 to $132.08 per ton in the third quarter of 2011.

Purchased coal cost per ton decreased from $100.75 in the third quarter of 2010 to $78.79 in the third quarter of 2011 and contributed $1.1 million in decreased operating costs while lower volumes of purchased coal further contributed $2.3 million in decreased operating costs. Increased selling, general and administrative expenses of $1.0 million and depreciation, depletion and amortization of $1.4 million related to the acquisition of HKCC and capital expenditures further decreased segment earnings for the third quarter of 2011 compared to the third quarter of 2010.

The combined impact of these operating cost and purchased coal factors resulted in coal production costs increasing from $111.49 per ton in third quarter of 2010 to $133.73 per ton in the third quarter of 2011.

Corporate and Other

Corporate expenses increased $11.1 million to $14.6 million for the third quarter of 2011 compared to $3.5 million for the third quarter of 2010. The increase in corporate expenses was driven by additional headcount and expenses required to operate as a public company, $2.5 million in additional headcount and costs related to the planned start-up of the Middletown operations and $1.7 million in restructuring costs. Beginning in the fourth quarter of 2011 and concurrent with the commencement of operations, all costs associated with Middletown operations will be included in the Other Domestic Coke segment.

Net financing expense was $4.3 million for the third quarter of 2011 compared to $4.0 million in financing income for the third quarter of 2010. The 2011 period reflects $8.9 million of interest expense associated with the issuance of debt, a $4.4 million increase in capitalized interest related to capital projects and a $5.1 million decrease in interest income from Claymont, a Sunoco subsidiary. In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy primarily to transfer certain intercompany receivables from and intercompany payables to SunCoke Energy, including the notes payable to Indiana Harbor and Jewell. Accordingly, these notes receivable are now receivables and payables of SunCoke Energy’s subsidiaries and the balances and related interest income are eliminated in consolidation. Beginning in the third quarter of 2011, the Company used its external interest rate as a basis for capitalization of interest, which was much higher than historical rates.

Income Taxes

Income tax expense decreased $7.4 million to $5.1 million for the third quarter of 2011 compared to $12.5 million for the third quarter of 2010. During the third quarter of 2011, we recorded a provision to return adjustment of $3.8 million related to state tax apportionment factors. Our effective tax rate after deducting income attributable to noncontrolling interests and excluding nonconventional fuel tax credits and the provision to return adjustment was 35.9 percent for 2011 compared to 35.3 percent for 2010. The increase in the effective tax rate was largely attributable to the loss of prior year manufacturers’ deduction due to the expected carryback of a 2011 projected tax loss. Nonconventional fuel tax credits increased $2.1 million to $7.2 million for the third quarter of 2011 from $5.1 million in the same period of 2010. The increase is primarily a result of timing, as recognition of such credits in interim tax provisions is based upon the proportion of projected full year income realized, rather than when the actual coke sales occur. For the third quarter of 2011, we recognized a higher percentage of our projected full year income than we did in the corresponding period of 2010.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $45.8 million, or 19 percent, to $197.2 million in the first nine months of 2011 compared to $243.0 million in first nine months of 2010. Comparability between periods was impacted by the ArcelorMittal contract amendments. As a result of the amendments, the absence of the fixed adjustment factor decreased sales revenue by $84.3 million while higher operating cost and fixed fee components from the amendments increased sales revenues by $22.0 million over the prior year period. The combination of these factors resulted in a net decrease of $62.3 million over the prior year period. Sales revenue further decreased $7.4 million due to a 4 percent decrease in volume. These factors were partially offset by higher average coal costs, which increased sales revenue by $20.6 million, and by higher transportation fees, which increased $2.8 million over the prior year period.

Segment Earnings

Segment earnings from our Jewell Coke segment decreased $86.0 million, or 67 percent, to $42.6 million in the first nine months of 2011 compared to $128.6 million in the first nine months of 2010. Comparability between periods is impacted by the ArcelorMittal contract amendments, which decreased segment earnings by $62.3 million. The decrease in volume negatively impacted segment earnings by $2.7 million.

Internal coal transfer pricing increased from $103.70 per ton in the first nine months of 2010 to $151.25 per ton in the first nine months of 2011 and negatively impacted Jewell Coke segment earnings by $36.9 million, with a corresponding increase in the earnings of the Coal Mining segment. Other items, including the absence of attractively priced spot coke sales that occurred in the prior period, the consolidated elimination of intersegment coke sales in the prior period, and higher operating expenses in the current period combined to further reduced segment earnings by $4.7 million. The impact to earnings due to these higher coal costs and other items was partially offset by $20.6 million of higher revenues, which resulted from an increase in coal prices included in the coke sales price. Had the internal transfer price of coal been equal to the contract price of $165 per ton, earnings would have decreased by $10.7 million in the Jewell segment, with an equal and offsetting increase in the Coal Mining segment.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $120.6 million, or 16 percent, to $857.3 million in the first nine months of 2011 compared to $736.7 million in the first nine months of 2010.

The increase was mainly attributable to higher pricing driven by higher coal costs, which contributed $64.5 million of the increase. Higher fixed fee revenue and fees for the reimbursement of operating costs contributed $34.4 million to sales revenue. Coke sales volumes also increased 64,000 tons, or three percent, in the first nine months of 2011 compared to the first nine months of 2010, which contributed $18.3 million of the increase. Capacity utilization in the first nine months of 2011 was 100 percent and increased from 96 percent in the prior year period. Increased capacity utilization at Haverhill and Granite City favorably impacted volume and sales, including energy sales.

Segment Earnings

Other Domestic Coke segment earnings were relatively flat in the first nine months of 2011 compared to the first nine months of 2010. Increases in segment earnings attributable to contract changes were largely offset by decreased recovery of coal and operating costs. Based on the operating results of Indiana Harbor, operating income attributable to noncontrolling interests decreased $11.5 million in the first nine months of 2011 compared to the first nine months of 2010.

Haverhill contract changes increased operating cost reimbursement and fixed fee revenue by $24.8 million in the first nine months of 2011. Increased recovery of operating costs at Granite City increased segment earnings by $3.1 million due to higher contractual recovery rates. Higher steam and power sales increased segment earnings by $8.0 million. Lower coal-to-coke yields at Haverhill and Granite City in the first nine months of 2011 partially offset the improvement in operating results by $2.8 million and $3.8 million, respectively.

These increases were partially offset by unfavorable operating margins at Indiana Harbor. During the first three months of 2011, we determined that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122,000 tons. We entered into contracts to procure the coke from third parties to meet the entire volume shortfall. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), all of which was recorded during the first three months of 2011. In the second quarter, we recorded a lower of cost or market adjustment of $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) on the purchased coke. Operational improvements at Indiana Harbor resulting from maintenance and repairs at this facility increased volume during the second and third quarters. We anticipate that coke production at Indiana Harbor will be sufficient to meet contractual requirements with ArcelorMittal.

Excluding the loss on firm purchase contract for Indiana Harbor and the lower of cost or market adjustment, operating margins at Indiana Harbor decreased $19.3 million for the first nine months of 2011 due primarily to higher maintenance and repair costs to address oven reliability issues, approximately $12.7 million of which was not recoverable from our customer as compared to $4.3 million in lower recovery of operating costs in the first nine months of 2010, and lower coal-to-coke yield recovery, which contributed $12.1 million to lower operating margins.

Increased depreciation expense of $2.0 million at Granite City and $1.6 million at Haverhill related to prior year capital expenditures further decreased segment earnings for the first nine months of 2011 compared to the first nine months of 2010. Additionally, the prior year period included $1.9 million in accelerated depreciation for certain assets at Haverhill. Selling, general and administrative expenses increased by approximately $1.6 million, which was driven primarily by a change in the corporate allocation methodology for Granite City.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue were unchanged at $29.1 million in the first nine months of 2011 compared to $29.1 million in the first nine months of 2010.

Segment Earnings

Segment earnings in the International Coke segment increased $2.3 million to $3.4 million in the first nine months of 2011 compared to $1.1 million in the first nine months of 2010. The increase is due primarily to lower selling, general and administrative expenses in the first nine months of 2011 and the absence of currency transaction losses recognized in the first nine months of 2010.

Coal Mining

Sales and Other Operating Revenue

Sales and other operating revenue is historically generated largely by sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $30.5 million, or 31 percent, to $129.5 million in the first nine months of 2011 compared to $99.0 million in the first nine months of 2010 due mainly to an increase in transfer price from $103.70 per ton in the first nine months of 2010 to $151.25 per ton in the first nine months of 2011. The increase in price was partially offset by a 9 percent decrease in internal sales volume.

Third party sales in the first nine months of 2011 increased $29.8 million from $0.4 million in the first nine months of 2010 to $30.2 million in the first nine months of 2011. Third party sales during the first nine months of 2010 were insignificant. Existing operations sold 102 thousand tons in the first nine months of 2011 and contributed $16.7 million to the increase. The acquisition of HKCC contributed 123 thousand tons, or $13.1 million in third party sales, during the first nine months of 2011.

Segment Earnings

Segment earnings increased $14.5 million from a loss of $1.5 million in the first nine months of 2010 compared to income of $13.0 million in the first nine months of 2011.

The increase in segment earnings was driven by $30.5 million of higher intersegment sales to the Jewell Coke segment (due to an increase in transfer pricing) and $29.8 million in higher third party sales, $13.1 million of which were contributed by HKCC. These increases were partially offset by an increase in operating costs. Had the internal transfer price of coal been equal to the contract price of $165 per ton, earnings would have further increased by $10.7 million in the Coal Mining segment, with an equal and offsetting decrease in the Jewell Coke segment.

Operating costs increased $45.8 million in the first nine months of 2011 compared to the first nine months of 2010, of which $26.6 million was a result of increased third party sales, operational disruptions from the interference with a gas well, lower productivity due to labor shortages for experienced miners, incremental costs associated with training, higher wage rates and implementation of a new bonus program to retain skilled mine employees and higher royalty payments. Additionally, variations in the thickness and quality of coal seams reduced Jewell production volumes and further increased costs. HKCC further contributed $11.0 million in operating costs, which also included a $2.2 million favorable fair value adjustment related to the HKCC contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the real property or leased property acquired by HKCC if production levels exceed 150,000 tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. This fair value adjustment decreased coal production costs by $1.73 per ton.

Purchased coal cost per ton increased from $76.50 in the first nine months of 2010 to $108.52 in the first nine months of 2011 and contributed $2.9 million in increased operating costs while higher volumes of purchased coal further contributed costs of $0.6 million. Increased selling, general and administrative expenses of $1.2 million and depreciation, depletion and amortization of $3.5 million related to the acquisition of HKCC and capital expenditures further decreased segment earnings for the first nine months of 2011 compared to the first nine months of 2010. Coal cash production costs absorbed in inventory increased $3.9 million for the first nine months of 2011 compared to the first nine months of 2010.

The combined impact of these factors resulted in coal production costs increasing from $101.96 per ton in the first nine months of 2010 to $130.22 per ton in the first nine months of 2011 and coal cash production increasing from $98.52 per ton in the first nine months of 2010 to $124.77 per ton in the first nine months of 2011.

Corporate and Other

Corporate expenses increased $21.9 million to $32.3 million for the nine months ended September 30, 2011 compared to $10.4 million for the corresponding period of 2010. The increase in corporate expenses was driven by additional headcount and fees required to operate as a public company, $2.9 million in additional headcount and costs related to the planned start-up of the Middletown operations and $7.3 million in restructuring costs.

Net financing income was $2.8 million and $10.9 million for the nine months ended September 30, 2011 and 2010, respectively. The 2011 period reflects $8.9 million of interest expense associated with the issuance of debt, a $4.9 million increase in capitalized interest related to capital projects and a $5.5 million decrease in interest income from Claymont, a Sunoco subsidiary. In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy primarily to transfer certain intercompany receivables from and intercompany payables to SunCoke Energy, including the notes payable to Indiana Harbor and Jewell. Accordingly, these notes receivable are now receivables and payables of SunCoke Energy’s subsidiaries and the balances and related interest income are eliminated in consolidation. Beginning in the third quarter of 2011, the Company used its external interest rates as a basis for capitalization of interest, which were much higher that historical rates.

Income Taxes

Income tax expense decreased $31.2 million to $10.1 million for the first nine months of 2011 compared to $41.3 million for the first nine months of 2010. Our effective tax after deducting income attributable to noncontrolling interests and excluding nonconventional fuel tax credits and state tax adjustments was 36.4 percent for 2011 compared to 35.7 percent for 2010. The increase in the effective tax rate was largely attributable to the loss of prior year manufacturers’ deduction due to the expected carryback of a 2011 projected tax loss. Nonconventional fuel tax credits declined $3.0 million to $13.7 million for the first nine months of 2011 from $16.7 million in the same period of 2010. The decline is primarily a result of timing, as recognition of such credits in interim tax provisions is based upon the proportion of projected full year income realized, rather than when the actual coke sales occur. For the first nine months of 2011, we recognized a lower percentage of our projected full year income than we did in the corresponding period of 2010.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash from operations and borrowings from Sunoco. Our funding from Sunoco had been through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled pursuant to the separation and distribution agreement described in Note 2.

Concurrently with the IPO, SunCoke Energy entered into the Credit Agreement dated as of July 26, 2011 that provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. We have $299.3 million outstanding under the Term Loan as of September 30, 2011.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. In the fourth quarter of 2011, we anticipate utilizing the Revolving Facility to fund the completion and start-up of our Middletown facility. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. We do not have any outstanding borrowings under the Revolving Facility as of September 30, 2011.

Borrowings under the Credit Agreement bear interest, at our option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00% or LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00% per annum and (ii) in the case of LIBOR loans, 3.00% per annum. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid.

The Credit Agreement contains certain covenants, restrictions and events of default including, but not limited to, maintaining a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio and limitations on the ability of the Company and certain of the Company’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. In addition, under certain circumstances, the Term Loan is subject to mandatory principal prepayments. As of September 30, 2011, the Company is in compliance with all of its covenants under the Credit Agreement.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the Indenture. As of September 30, 2011, the Company is in compliance with all of its covenants under the Indenture.

Net proceeds from the issuance of the Notes and the Term Loan were $679.6 million, which reflected a discount reduction of $1.5 million and debt issuance costs and fees of $18.9 million. The net proceeds were used to repay certain intercompany indebtedness to Sunoco of $575 million and for general corporate purposes.

Our primary source of liquidity will be cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Net cash provided by operating activities	$58,679	$253,925
Net cash used in investing activities	(221,792)	(135,761)
Net cash provided by (used in) financing activities	233,871	(102,636)

Net increase in cash and cash equivalents	$70,758	$15,528

Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $195.2 million for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. The decrease was primarily attributable to increases in working capital in 2011 largely due to an increase in coal inventory, an increase in coke inventory to meet the projected shortfall at Indiana Harbor and higher accounts receivable, offset partly by higher accounts payable related to inventory purchases. The increase in coal inventory was due in part to the start-up of Middletown operations, which contributed $12.5 million to the increase. The remaining increase was in the Other Domestic Coke segment and was primarily due to an increase in volume. Coal inventory volume increased as a result of additional purchases made in the third quarter in response to tightness in coal supply due to force majeure events experienced by coal suppliers in the first and second quarters of 2011. The Company anticipates that this coal inventory will be utilized over the next two quarters. Lower net income also contributed to the decrease in cash flow from operations. The nine months ended September 30, 2010 included a reduction in working capital largely attributable to lower accounts receivable balances from a customer that deferred payment at December 31, 2009.

Cash Used in Investing Activities

Cash used in investing activities increased $86.0 million for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. The increase was due to the acquisition of the HKCC Companies in January 2011 and higher capital expenditures associated with the construction of the Middletown facility.

For a more detailed discussion of our capital expenditures for the nine months ended September 30 2011 and 2010, see “Capital Requirements and Expenditures” below.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities increased by $336.5 million for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. The increase in cash provided by financing activities was primarily a result of the issuance of the Notes and the Term Loan described above offset by repayments to the Sunoco affiliate. Additionally, on September 30, 2011, the Company acquired an additional 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility for $34.0 million.

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

The following table summarizes ongoing and expansion capital expenditures:

	Nine Months Ended September 30
	2011	2010
	(Dollars in thousands)
Ongoing capital	$29,852	$29,758
Expansion capital(1)
Coal Mining	9,001	—
Middletown	145,364	106,075

	153,465	106,075

Total	$184,217	$135,833

(1)	Excludes the acquisition of the HKCC Companies.

Off-Balance Sheet Arrangements

Other than the arrangements described in Note 10 to the Combined and Consolidated Financial Statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies

There have been no significant changes to our accounting policies during the nine months ended September 30, 2011. Please refer to SunCoke Energy, Inc.’s Prospectus dated July 20, 2011 for a summary of these policies.

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

Such risks and uncertainties include economic, business, competitive and/or regulatory factors affecting the Company's business, as well as uncertainties related to the outcomes of pending or future litigation, legislation, or regulatory actions. Among such risks are: changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke; variation in availability, quality and supply of metallurgical coal used in the cokemaking process; effects of railroad, barge, truck and other transportation performance and costs; changes in the marketplace that may affect supply and demand for the Company’s metallurgical coal and/or coke products; relationships with, and other conditions affecting, customers; the deferral of contracted shipments of coal or coke by customers; ability to collect payments from customers; volatility and cyclical downturns in the carbon steel industry and other industries in which the Company’s customers operate; the ability to secure new coal supply agreements or to renew existing coal supply agreements or to enter into new, or renew existing, long-term agreements for the supply of metallurgical coke to domestic and/or foreign steel producers; the ability to acquire or develop coal reserves in an economically feasible manner; defects in title or the loss of one or more mineral leasehold interests; effects of geologic conditions, weather, natural disasters and other inherent risks beyond the Company’s control; age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in the Company’s coal mining and/or cokemaking operations, and in the operations of major customers and/or suppliers; changes in the expected operating levels of the Company’s assets; ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in coke sales agreements; disruptions in the quantities of coal produced by contract mine operators; ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in coal mining operations; availability of skilled employees and other workplace factors; changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures; effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions); changes in product specifications; ability to identify, execute and integrate acquisitions and have them perform at anticipated levels; ability to enter into joint ventures and other similar arrangements under favorable terms; changes in the availability and cost of equity and debt financing; the amount of, and ability to service, outstanding indebtedness and to comply with the restrictions imposed by financing arrangements; changes in credit terms required by suppliers; changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of insurers to meet their obligations; changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions; changes in financial markets impacting pension expense and funding requirements; risks related to labor relations and workplace safety; nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners; changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations; the accuracy of estimates of reclamation and other mine closure obligations; the existence of hazardous substances or other environmental contamination on property owned or used by the Company; the availability of future permits authorizing the disposition of certain mining waste; claims of noncompliance with any statutory and regulatory requirements; changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings; the possibility that Sunoco may not effect its currently intended distribution of its remaining equity stake in the Company; and the Company’s incremental costs as a stand-alone public company.

These and other risks are described in SunCoke Energy, Inc.’s prospectus dated July 20, 2011 included in the Registration Statement on Form S-1, as amended (File No. 333-173022), in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, in this Quarterly Report on Form 10-Q and in other filings with the SEC. The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by SunCoke Energy. Other factors not discussed herein could also have material adverse effects on SunCoke Energy. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. SunCoke Energy. undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 2010, there have been no material changes in the market risks previously disclosed in SunCoke Energy, Inc.’s prospectus dated July 20, 2011, except as described below:

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Concurrently with the IPO, SunCoke Energy entered into the Credit Agreement which provides for a seven-year term loan in a principal amount of $300 million. Borrowings under the Credit Agreement bear interest, at our option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00% or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Additionally, the Company issued $400 million aggregate principal amount of 7.625% Senior Notes. After the impact of the related interest rate derivative instruments (described in Note 14), approximately 25 percent of our debt portfolio represented variable rate obligations. Our variable rate exposure relates to changes in LIBOR, only when LIBOR is greater than 1.00%. During the three months ended September 30, 2011, LIBOR was below the 1.00% floor that was established in the Credit Agreement. Therefore, the Company’s interest rate on the variable rate obligation was fixed and as such the Company was not subject to changes in interest rates. Assuming a 50 basis point change in LIBOR, interest expense would not have changed by a significant amount for the first nine months of 2011.

At September 30, 2011, we had cash and cash equivalents of $110.9 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would not have changed by a significant amount for the first nine months of 2011.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2011 because of the material weaknesses discussed below.

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

The amounts reflected in our financial statements for income tax expense and deferred income taxes have been prepared by Sunoco’s income tax department using processes similar to those used in the preparation of Sunoco’s consolidated financial statements. While we are in the process of establishing our own tax accounting process, it is expected that some or all of Sunoco’s processes will continue to be used at least through the date of Sunoco’s planned distribution of our shares of common stock to its shareholders. As a result, it is possible that errors in the computation of income tax expense, taxes payable or deferred income taxes could occur and be included in our financial statements if such errors were not detected.

Remediation of Material Weaknesses in Process

Sunoco has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, Sunoco has: hired additional experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; updated process documentation to reflect improvements made for internal control compliance; and is continuing to implement and utilize computer software that assists in calculating and documenting Sunoco’s income tax provision.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the U.S. Environmental Protection Agency (the “EPA”) has issued NOVs to us for the Haverhill and Granite City cokemaking facilities. These NOVs stem from alleged violations of the Company’s air emission operating permits for these facilities. We are currently working in a cooperative manner with the EPA and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at our Haverhill and Granite City facilities. As a result of our recent discussions with the EPA, we now expect these projects to cost approximately $80 million to $100 million and to be carried out over the 2011 through 2016 period, rather than a total cost of approximately $65 million over the 2011 through 2013 period as previously reported. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. The Company is currently engaged in penalty negotiations that may result in a penalty exceeding $100 thousand, but has not yet agreed to an amount.

In addition, SunCoke Energy has received an NOV from the EPA related to its Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management, resolution of the NOV has been postponed by mutual agreement of SunCoke Energy and the EPA because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. As a result, SunCoke Energy cannot yet assess any future injunctive relief or potential monetary penalty it may receive from the EPA pursuant to the NOV and any potential future citations.

Also see Note 10 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On the Separation Date, SunCoke Energy issued 69,999,000 shares of its common stock to Sunoco in a private placement pursuant to Section 4(2) of the Securities Act of 1933 in exchange for the assets and liabilities of the SunCoke business contributed by Sunoco to SunCoke Energy.

Item 5. Other Information

Safety

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

We have consistently operated our metallurgical coke operations within or near the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute. We work to maintain low recordable injury rates and have also won the Sentinels of Safety award for 2008 from the Mine Safety and Health Administration (“MSHA”) for having the mine with the most employee hours worked without experiencing a lost-time injury.

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

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended September 30, 2011, we have received no written notice from MSHA of: (1) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury; (2) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (3) the potential to have such a pattern. There were no mining-related fatalities during the three months that ended September 30, 2011.

The following table presents the additional information that is required by the Dodd-Frank Act for each mine:

Alleged Citations, Orders and Violations and

Proposed Assessments and Legal Proceedings by Mine (1)

for the Three Months Ended September 30, 2011

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations(2)	Section 104(b) Orders(3)	Section 104(d) Citations and Orders(4)	Section 110(b)(2) Violations(5)	Section 107(a) Orders(6)	Total Proposed Assessments (Dollars in thousands)(7)	Legal Proceeding(8)
4406499	Dominion 7	67	—	2	—	—	$78	43
4406718	Dominion 26	3	—	—	—	—	4	—
4406748	Dominion 30	13	—	—	—	—	20	15
4406759	Dominion 36	117	2	5	—	—	90	31
4406839	Dominion 34	9	—	—	—	—	3	—
4407220	Dominion 44	23	—	2	—	—	23	10
4400649	Preparation Plant 2	3	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

Total		235	2	9	—	—	$218	99

(1)

The foregoing tables do not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where we have not begun operations, or (iii) mines that are operated on our behalf by contractors who hold the MSHA numbers and have the MSHA liabilities.

(2)	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
(3)	Alleged failures to totally abate a citation within the period of time specified in the citation.
(4)	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
(5)	Alleged flagrant violations issued.
(6)	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
(7)	Amounts shown include assessments proposed during the three months ended September 30, 2011, on the citations and orders reflected in these tables.
(8)

This number reflects legal proceedings initiated during the three months ended September 30, 2011, which remain pending before the Federal Mine Safety and Health Review Commission, or the FMSHRC, as of September 30, 2011. The FMSHRC has jurisdiction to hear not only challenges to citations, orders, and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the FMSHRC has assigned a docket number and which remain pending as of September 30, 2011.

The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Shareholder Proposals

We intend to hold our first Annual Meeting of Shareholders (the “Annual Meeting”) on May 10, 2012 at a time and location to be determined and specified in the Company’s proxy statement for the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as December 1, 2011. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary, SunCoke Energy, Inc., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532, on or before December 1, 2011, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934.

In accordance with the advance notice requirements contained in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on January 10, 2012 and no later than the close of business on February 9, 2012, to our Corporate Secretary, SunCoke Energy, Inc., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532. These shareholder notices also must comply with the requirements of our amended and restated bylaws, and will not be effective otherwise.

Indemnification Agreements

On October 31, 2012, we entered into Indemnification Agreements (the “Indemnification Agreements”) with each of our directors (collectively, the “Directors”). The Indemnification Agreements are the same for each Director and provide contractual indemnification in addition to the indemnification provided by our amended and restated certificate of incorporation and amended and restated bylaws. The Indemnification Agreements provide each Director with indemnification to the fullest extent permitted by law. Subject to certain limitations and exceptions, the Indemnification Agreements provide, among other things, that we will indemnify each Director against expenses, liabilities, losses, judgments, fines and amounts paid in settlement incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Director is or was our director or by reason of the fact that the Director is or was serving at our request as a director, officer, manager, trustee, fiduciary, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, with certain stated exceptions. In addition, under the Indemnification Agreements, we are obligated to advance payment to each Director for all expenses reasonably incurred by such Director with respect to the events or occurrences specified in this paragraph, provided that such Director must repay the advanced expenses to the extent that it is ultimately determined that the Director is not entitled to indemnification under the terms of the Indemnification Agreements.

The foregoing description of the Indemnification Agreements is a summary of the material terms of such agreements and is qualified in its entirety by reference to the form of Indemnification Agreement, which is filed as Exhibit 10.16 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

See the Exhibit Index on page 45.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc.
Investor Relations 1011 Warrenville Road, 6th Floor
Lisle, Illinois 60532

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: November 2, 2011	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

4.1	Indenture, dated as of July 26, 2011, among SunCoke Energy, Inc. and the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference herein to Exhibit 4.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011, File No. 333-35243)

4.2	Form of 7 5/8% Senior Notes due 2019 (included in Exhibit A to the Indenture filed as Exhibit 4.2)

4.3	Registration Rights Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 4.4 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

4.4	Registration Rights Agreement, dated July 26, 2011, among SunCoke Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, acting as the representative of the initial purchasers (incorporated by reference herein to Exhibit 4.3 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011, File No. 333-35243)

10.1	Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.1 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.2	Transition Services Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.2 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.3	Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10-3 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.4	SunCoke Energy, Inc. Senior Executive Incentive Plan (Effective as of January 1, 2012) (incorporated by reference herein to Exhibit 10.4 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.5	SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (Effective as of July 21, 2011) (incorporated by reference herein to Exhibit 10.5 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.6	SunCoke Energy, Inc. Special Executive Severance Plan (Effective as of July 27, 2011) (incorporated by reference herein to Exhibit 10.6 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.7	SunCoke Energy, Inc. Executive Involuntary Severance Plan (Effective as of July 27, 2011) (incorporated by reference herein to Exhibit 10.7 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.8	Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.8 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.9	Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to SunCoke Energy, Inc.’s Form 8-K filed on August 1, 2011, File No. 333-35243)

10.10	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Michael J. Thomson (incorporated by reference herein to Exhibit 10.13 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.11	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.14 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.12	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.15 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.13	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.16 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.14	Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.17 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.15	Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.18 to SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

*10.16	Form of Indemnification Agreement, dated as of October 31, 2011, individually entered into between SunCoke Energy, Inc. and each director of the Company

*31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.