Form 10-K
period 2011-12-31
SunCoke Energy, Inc.
filed 2012-02-29
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-35243

SUNCOKE ENERGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	90-0640593
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Warrenville Road, Suite 600 Lisle, Illinois	60532
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (630) 824-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s stock was not publicly traded.

The number of shares of common stock outstanding as of February 17, 2012 was 70,084,410.

Selective portions of the SunCoke Energy, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

SUNCOKE ENERGY, INC.

PART I

Item 1.	Business

Overview

SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, “we”, “our” and “us”) is the largest independent producer of high-quality metallurgical coke in the Americas, as measured by tons of coke produced each year, and has almost 50 years of coke production experience. Metallurgical coke is a principal raw material in the integrated steelmaking process. We have designed, developed and built, and own and operate five metallurgical cokemaking facilities in the United States (“U.S.”) and designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer. Our fifth U.S. cokemaking facility in Middletown, Ohio was recently completed and commenced operations in October 2011. With the completion of our Middletown facility, our total U.S. cokemaking capacity has increased from approximately 3.7 million tons of coke per year to approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has cokemaking capacity of approximately 1.7 million tons of coke per year. We also have a preferred stock investment in the project company that owns the Brazil facility.

We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.4 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2011.

Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.” As discussed below, our two-step separation (“Separation”) from Sunoco, Inc. (“Sunoco”) was recently completed.

Our Separation from Sunoco

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco. Our separation from Sunoco occurred in two steps:

•

We were formed as a wholly-owned subsidiary of Sunoco. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100% of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1% of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9% of our outstanding common stock.

•

On the Distribution Date, Sunoco made a pro-rata, tax free distribution (the “Distribution”) of the remaining shares of our common stock that it owned in the form of a special stock dividend to Sunoco shareholders. Sunoco shareholders received 0.53046456 of a share of common stock for every share of Sunoco common stock held as of the close of business on the January 5, 2012, the record date for the Distribution. After the Distribution, Sunoco ceased to own any shares of our common stock.

Business Segments

We report our business results through four segments:

•	Jewell Coke consists of our cokemaking operations located in Vansant, Virginia.

•

Other Domestic Coke consists of our Indiana Harbor, Haverhill and Granite City cokemaking and heat recovery operations located in East Chicago, Indiana, Franklin Furnace, Ohio and Granite City, Illinois, respectively. Beginning in October 2011, we included the operating results of our Middletown cokemaking operations located in Middletown, Ohio in the Other Domestic Coke segment.

•	International Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal.

•

Coal Mining consists of our metallurgical and thermal coal mining activities conducted in Virginia and West Virginia. In January 2011, we acquired Harold Keene Coal Co., Inc. and its affiliated companies (the “HKCC Companies” or “HKCC”) whose results are included in this segment from the date of acquisition.

For additional information regarding our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 25 to our Combined and Consolidated Financial Statements.

Cokemaking Operations

The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	Arcelor Mittal	1962	2020	142	720	Partially used for thermal coal drying

Indiana Harbor	East Chicago, Indiana	Arcelor Mittal	1998	2013	268	1,220	Heat for power generation

Haverhill Phase I	Franklin	Arcelor Mittal	2005	2020	100	550	Process steam

Phase II	Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation

Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation

Middletown	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation

Total					830	4,240

Operated:

Vitória	Vitória, Brazil	Arcelor Mittal	2007	2023	320	1,700	Steam for power generation

Total					1,150	5,940

We are a technological leader in cokemaking. Our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”), standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities. We direct our cokemaking marketing efforts principally towards steelmaking facilities that require high quality metallurgical coke for their blast furnaces.

We make substantially all of our coke sales pursuant to long-term take-or-pay coke sales agreements with ArcelorMittal, U.S. Steel and AK Steel, which are three of the largest integrated steelmakers in North America. For the year ended December 31, 2011, ArcelorMittal, our largest customer, accounted for approximately 64 percent of our total revenues. We expect this concentration to decrease to approximately 55 percent when our

Middletown facility is at full production in 2012. This reduction also reflects the impact of our settlement in January 2011 with ArcelorMittal regarding the Jewell coke sales agreement described in “Item 3. Legal Proceedings.” For the year ended December 31, 2011, U.S. Steel and AK Steel accounted for 18 percent and 14 percent of our total revenues, respectively. The take-or-pay provisions in our coke sales agreements require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. To date, our customers have always satisfied their obligations under these agreements. With the exception of our Jewell cokemaking facility, where we mine our own coal, all of our current coke sales agreements also provide for the pass-through of actual coal costs, subject to meeting contractual coal-to-coke yields. The coal cost component of the coke price under the Jewell coke sales agreement reflects a market price for coal based upon third-party coal purchases under our Haverhill-ArcelorMittal contract. These features of our coke sales agreements reduce our exposure to coal price changes over the remaining terms of these agreements. Our coke sales agreements also include provisions for the pass-through of operating costs, taxes and transportation costs, where applicable. Additionally, the coke sales agreements include a fixed fee per ton of coke sold to the customer determined at the time each coke sales agreement is signed and is effective for the term of each sales agreement.

In addition, we operate a cokemaking facility in Vitória, Brazil under licensing and operating agreements with affiliates of ArcelorMittal. Revenues are derived from licensing and operating fees based upon the level of production from our customer. Our revenues also include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend.

Coal Mining Operations

Our underground metallurgical coal mining operations are located near our Jewell cokemaking facility. The acquisition of the HKCC Companies added between 250 thousand and 300 thousand tons of coal production annually and has the potential to expand production in the future. HKCC has 20 million tons of proven and probable coal reserves located in Russell and Buchanan Counties in Virginia, contiguous to our existing metallurgical coal mining operations.

Including the HKCC Companies, our mining operations consist of 14 active underground mines, two active surface mines and two active highwall mines as well as three preparation plants and four load-out facilities in Russell and Buchanan Counties, Virginia and McDowell County, West Virginia. Our coal mining operations have historically produced coal that possesses highly desirable coking properties: mid-volatility and low sulfur and ash content. Historically, substantially all of our mined coal has been used internally at our nearby Jewell cokemaking facility or at our other domestic cokemaking facilities. The operations of the recently acquired HKCC Companies produce high volatile A and high volatile B metallurgical coals, which can be blended with the mid-volatility coal produced by our existing coal mining operations, and high quality steam coal.

The majority of our reserves consist of coal seams ranging in thickness from two feet to four and a half feet, with the mining height ranging from three and a half feet to six feet. As a result of these relatively “thin” seams, all of our underground mines are operated via the “room and pillar” method and employ continuous mining equipment. We control a significant portion of our coal reserves through private leases. Substantially all of the leases are “life of mine” agreements that extend our mining rights until all reserves have been recovered. These leases convey mining rights to us in exchange for royalties and/or fixed fee payments.

All of the raw coal purchased at our Jewell coal mines is trucked to the central preparation plant. The trucking distance to the preparation plant varies by mine but averages approximately 20 miles. The raw coal is then processed through the 800 ton-per-hour preparation plant before it is shipped to our customers via rail, or transported to our adjacent Jewell cokemaking facility via conveyor. The rail loadout facility can load approximately 5,000 tons of coal per day. Most steelmakers require the blending of multiple metallurgical coals, up to eight or more in some cases, to meet coke quality requirements and avoid overexpansion of the coal blend in their coke ovens. Coal expansion can exert pressure on by-product coke ovens causing wall cracking or catastrophic failures. However, our coal can be used as a single coal blend to make high quality coke and is a contracting coal. When heated, our coal contracts and therefore does not place pressure on coke battery walls. Our coal also possesses other favorable properties generally preferred by customers. Although sulfur content can vary by seam, the average sulfur content of our coal varies between 0.7 percent and 1.0 percent. The ash content in our coal averages between 5.0 percent and 9.5 percent, and the volatile content of our coal ranges between 22 percent and 25 percent. We expect the metallurgical coal produced from our venture with Revelation Energy, LLC (“Revelation”), a contract surface mining operator, will have similar quality characteristics. Most of the high volatile A and high volatile B metallurgical coals of the HKCC Companies can be blended with the mid-volatility coal produced by our existing coal mining operations, sold to other companies for blending purposes or marketed as a premium utility coal.

Revenues from our Coal Mining operations are currently generated largely from sales of coal to our Jewell cokemaking facility for conversion into metallurgical coke. Some coal is also sold to our other domestic cokemaking facilities. In 2011, 72 percent of the coal we sold was used at our Jewell cokemaking facility and 6 percent was used at our other domestic cokemaking facilities. In 2010, 82 percent of the coal we sold was used at our Jewell cokemaking facility and 18 percent was used at our other domestic cokemaking facilities. Coal sales to third parties have historically been limited, but have increased as a result of the HKCC acquisition and were 22 percent of coal sold in 2011. Coal sales to third parties are expected to continue to increase as a result of our coal expansion project, described below. Intersegment coal revenues for sales to our Jewell Coke and Other Domestic Coke segments are based on prices that third parties or coke customers of our Other Domestic Coke segment have agreed to pay for our coal and which approximate the market price for the applicable quality of metallurgical coal. Most of the coal sales to these third parties and facilities are under contracts with one year terms, and, as a result, coal revenues lag the market for spot coal prices.

In 2011, we engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a new and comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we control proven and probable coal reserves of approximately 114 million tons as of December 31, 2011, which was an increase of 8 million tons from December 31, 2010. Without the addition of more coal reserves, we expect that our current reserves will sustain production levels through 2062.

We are implementing a coal expansion plan at our Jewell coal mining operations that we expect will increase our coal production from our underground mines. Coal production at our Jewell coal mining operations was 1.07 million tons in 2011, and we anticipate coal production to be approximately 1.15 million tons and 1.45 million tons in 2012 and 2013, respectively. We expect capital outlays for the expansion plan, primarily for new mining equipment, to total approximately $30 million. We spent approximately $11 million in 2011 and anticipate spending $10 million in 2012. Our coal expansion plan is contingent on market conditions, including the price of metallurgical coal.

In June 2011, we entered into a series of coal transactions with Revelation. Under a contract mining agreement, Revelation will mine certain coal reserves at our Jewell coal mining operations, of which 1.2 million tons is included in our current proven and probable reserve estimate. This coal will be mined, subject to obtaining necessary permits, over a three-year period beginning in the first quarter of 2012 and is expected to produce approximately 1.2 million tons of coal over such period. We anticipate 75 percent of production to be mid-volatility metallurgical coal and 25 percent to be thermal coal. In conjunction with this expansion project, we intend to build a state-of-the-art rapid train coal loading facility in the proximity of our Jewell coal mining operations at an expected cost of approximately $20 million, of which the majority is expected to be spent in 2012. Once completed, the throughput capacity of the loadout facility will be 2.6 million tons per year. The loadout facility will be operated by Revelation and rail service will be provided by Norfolk Southern.

Seasonality

Our revenues are tied to long-term take-or-pay contracts, and as such are not seasonal. However, our profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to coke yield component of our profitability tends to be more favorable in the third quarter.

Raw Materials

Metallurgical coal is the principal raw material for our cokemaking operations. Except for our Jewell cokemaking facility, where we self-source substantially all of the metallurgical coal from our coal mining operations, most of the metallurgical coal used to produce coke at our domestic cokemaking facilities is purchased from third parties. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our domestic cokemaking facilities without any significant disruption in coke production.

Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. In 2011, we purchased 4.8 million tons of metallurgical coal compared to 4.3 million tons in 2010. The increase was due primarily to the startup of the Middletown operations. Additionally, our Coal Mining segment mined 1.4 million tons, of which 1.1 million tons were used by our Jewell Coke segment and 0.3 million tons were sold to third parties.

Coal from third parties is generally purchased on an annual basis via one- to two-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. From time to time, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers.

While we generally pass coal costs through to our coke customers, all of our contracts include some form of coal-to-coke yield standard. To the extent that our actual yields are less than the standard in the contract, we are at risk for the cost of the excess coal used in the cokemaking process. Conversely, to the extent actual yields are higher than contractual standards, we are able to realize gains.

Most coal contract decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

Transportation and Freight

For inbound transportation of coal purchases, our facilities that access a single rail provider have long-term transportation, and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to subsidiaries of ArcelorMittal from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements held by us. All delivery costs are passed through to the customers. Sales to AK Steel from our Haverhill cokemaking facility are made with the customer arranging for transportation. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. External transportation and freight costs are not material to our Coal Mining segment.

Research and Development and Intellectual Property and Proprietary Rights

Our research and development program seeks to develop promising new technologies for cokemaking as well as improvements to our cokemaking and heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others. In total, we have ten active patents with expiration dates ranging from one year to nearly nineteen years.

For those cokemaking facilities where we do not own 100 percent of the entity owning the cokemaking facility (Indiana Harbor and Vitória, Brazil), we have licensing agreements in place for the entity’s use of our technology. At Indiana Harbor, we receive no payment for the licensing rights. At Vitória, we receive a licensing fee that is payable in conjunction with the operation of the facility. In the future, and especially in international markets, we may develop projects under similar structures where we do not own 100 percent of the facility but operate the facility and license our technology in exchange for fees.

Competition

Cokemaking

The metallurgical cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by integrated steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers.

Current production from our cokemaking business is largely committed under long-term contracts; therefore, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, both in the United States and internationally. The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include by-product coke oven engineering and construction companies, other merchant coke producers and competitors that have developed and are attempting to develop non-recovery and heat recovery cokemaking technology. Specifically, Chinese and Indian companies have successfully designed and built non-recovery and heat recovery facilities in China and India for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally.

There are also technologies being developed or in the process of commercialization that seek to produce carbonaceous substitutes for coke in the blast furnace or molten iron without a blast furnace (alternative ironmaking techniques). We monitor the development of competing technologies, and it is unclear to us at this time whether these technologies will be successful in commercialization.

We believe we are well-positioned to compete with other coke producers given that our proven, industry-leading technology with many proprietary features allows us to construct cokemaking facilities that, when compared to other proven technologies, produce virtually no organic hazardous air pollutants, produce consistently high quality coke and produce ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.

Coal Mining

During the last several years, the U.S. coal industry has experienced increased consolidation. Many of our competitors in the domestic coal industry have significantly greater financial resources than we do. Intense competition among coal producers may impact our ability to retain or attract customers and adversely affect our future revenues and profitability.

Domestic demand for, and the price of, our coal depends primarily upon metallurgical coal consumption patterns of the domestic steel industry. Metallurgical coal prices are also impacted by global supply and demand factors. The economic stability of the domestic steel industry has a significant effect on the demand for metallurgical coal and the level of competition among metallurgical coal producers. Instability in the domestic steel industry or a reduction in global demand, resulting in a decline in the metallurgical coal market, could materially and adversely affect our future revenues and profitability. The principal competitive factors affecting our coal business include coal quality and characteristics, price, reliability of supply and transportation cost.

Employees

As of December 31, 2011, we have approximately 1,160 employees in the United States. Approximately 320, or 28 percent, of our domestic employees, principally at our cokemaking operations, are currently represented by the United Steelworkers under various contracts. The collective bargaining agreements with respect to our Indiana Harbor and Haverhill cokemaking facilities expire on September 1, 2012 and November 1, 2012, respectively. As of December 31, 2011, we have approximately 210 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2012.

Legal and Regulatory Requirements

The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.

Permitting and Bonding

•

Permitting Process for Coal Mining Operations. The U.S. coal mining permit application process is initiated by collecting baseline data to adequately characterize, assess and model the pre-mine environmental condition of the permit area, including geologic data, soil and rock structures, cultural resources, soils, surface and ground water hydrology, and coal that we intend to mine. We use all of this data to develop a mine and reclamation plan, which incorporates the provisions of the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), state programs and complementary environmental programs that impact coal mining. The permit application includes the mine and reclamation plan, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System. Once a permit application is submitted to the regulatory agency, it goes through a completeness and technical review before a public notice and comment period. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through public hearings and intervention in the courts.

•

Bonding Requirements. Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other form of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. Surety providers are requiring greater amounts of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds or other forms of financial security to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2011, we have posted an aggregate of approximately $31.2 million in surety bonds or other forms of financial security for reclamation purposes.

•

Permitting Process for Cokemaking Facilities. While the permitting process for our cokemaking facilities is administered by the individual states, the main requirements for obtaining environmental construction permits are found in federal regulations. If all requirements are satisfied, a state or local agency produces a draft permit and supporting documents for public review and comment. The EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. The permit allows construction and commencement of operations of the facility and is generally valid for 18 months. Generally, construction must commence during this period, while some states allow this period to be extended in certain situations.

•

Air quality. Cokemaking facilities must employ MACT standards. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from our own Jewell cokemaking facility.

Under federal air quality regulations, permitting requirements differ depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the National Ambient Air Quality Standards (“NAAQS”), for certain pollutants, or in a “non-attainment” area:

•

In an attainment area, the facility must install air pollution control equipment or employ BACT. The facility must demonstrate, using air dispersion modeling, that the area will still meet NAAQS after the facility is constructed. An “additional impacts analysis” must be performed to evaluate the effect of the new facility on air, ground and water pollution.

•

In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Cost is generally not considered as part of a LAER analysis. Emissions of any pollutant in a non-attainment area must be offset by emission reductions obtained from existing sources located in the vicinity of the facility.

Two new and more stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010, although these are being challenged in court. These new standards have two impacts on permitting: (1) demonstrating compliance using dispersion modeling from a new facility will be more difficult and (2) many areas of the country will become non-attainment areas requiring states to implement emission reduction plans that bring the areas into attainment.

In May 2010, the EPA finalized a new rule requiring a new facility that is a major source of greenhouse gases (primarily carbon dioxide in the case of our facilities) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control greenhouse gases.

Several states have additional requirements and standards for compounds other than those in federal rules. Many states have lists of “air toxics” with emission limitations determined by dispersion modeling. States also often have specific regulations that deal with visible emissions, odors and nuisance. In some cases, the state delegates some or all of these functions to local agencies.

•	Wastewater. Our cokemaking facilities generally do not require a wastewater discharge permit other than a storm water permit.

•	Solid waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from the flue gas desulfurization operation, which is generally taken to a landfill.

•

U.S. Endangered Species Act. The Endangered Species Act and certain counterpart state legislations are intended to protect species whose populations allow for categorization as either endangered or threatened. Based on the species that have been identified on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.

Regulation of Operations

•

Clean Air Act. The Clean Air Act and similar state laws and regulations affect our coal mining and cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter and sulphur dioxide control. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NOx SIP Call; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. It is possible that more stringent NAAQS for particulate matter, nitrogen dioxide, sulfur dioxide and ozone will directly impact our mining operations by requiring additional controls of emissions from our mining equipment and vehicles. In addition, in September 2009, the EPA adopted new NSPS rules tightening and adding additional particulate matter emissions limits for coal preparation and processing plants constructed, reconstructed or modified after April 28, 2008.

•

MACT Standards. The Clean Air Act requires regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to the MACT standards for pushing and quenching. The EPA was required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary from this process by 2011. The EPA has yet to publish or propose any residual risk standards from these operations; therefore, the impact cannot be estimated at this time.

•

Clean Water Act of 1972. The Clean Water Act (“ CWA”) affects our operations by requiring effluent limitations and treatment standards for waste water discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. In addition, Section 404 of the CWA requires mining companies to obtain U.S. Army Corps of Engineers permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. Through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. Total Maximum Daily Load (“TMDL”) regulations established a process by which states designate stream segments as impaired (not meeting present water quality standards). Industrial dischargers, including coal mines, may be required to meet new TMDL effluent standards for these stream segments. States are also adopting anti-degradation regulations in which a state designates certain water bodies or streams as “high quality/exceptional use.” These CWA requirements could result in higher water treatment and permitting costs or permit delays, which could adversely affect our coal production costs or efforts.

•

Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.

•

Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a dramatic increase in the dollar penalties assessed for citations issued.

•

Use of Explosives. Our limited surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to strict regulatory requirements established by four different federal regulatory agencies.

Reclamation and Remediation

•

Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee is $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee will be reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under GAAP, we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2011, we had accrued $6.2 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

•

Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund, and similar state laws, responsibility for the entire cost of clean-up of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. In the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. Under CERCLA, we may be responsible for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

Other Regulatory Requirements

•

Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators also must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on U.S. coal production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4 percent of the gross sales price. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, changes in health care costs and the impact of PPACA.

•

Climate Change Legislation and Regulations. The EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane (from coal mines, for example) and other greenhouse gases present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of greenhouse gases under existing provisions of the Clean Air Act. The EPA has begun to implement greenhouse gas-related reporting and permitting rules. The impact of greenhouse gas-related legislation and regulations on us will depend on a number of factors, including but not limited to whether greenhouse gas sources in multiple sectors of the economy are regulated, the overall greenhouse gas emissions cap level, offsets, emission allowances and the indirect impact of carbon regulation on coal prices. We may not recover all costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

Environmental Matters and Compliance

Failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits, and other enforcement measures that could have the effect of limiting production from our operations.

The EPA has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the EPA and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at our Haverhill and Granite City facilities. As a result of our recent discussions with the EPA, we expect these projects to cost approximately $80 million to $100 million and to be carried out over the 2012 through 2016 time period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. We are currently engaged in penalty negotiations that may result in a penalty exceeding $100,000, but have not yet agreed to an amount.

In addition, we have received an NOV from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOV was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, we began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. At this time, we cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations.

See also Note 17 to our Combined and Consolidated Financial Statements.

On February 9, 2010, the Ohio Department of Environmental Protection (“OEPA”) issued a New Source Review permit-to-install (“NSR PTI”) for our Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission (“ERAC”), challenging OEPA’s issuance of the NSR PTI. Discovery, expert discovery and depositions have concluded with respect to this matter and dispositive motions have been filed. In late 2011, ERAC agreed to a continuance of the hearing from early 2012 until May 2012 so that the parties could continue settlement negotiations. In February 2012, we reached an agreement in principle with the parties and are finalizing the terms of a settlement agreement. The terms of the agreement are not material to the combined and consolidated financial position, results of operations or cash flow of the Company at December 31, 2011. Our Middletown cokemaking facility commenced operations in October 2011.

Available Information

We make available free of charge on our website, www.suncoke.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Executive Officers of the Registrant

Our executive officers and their ages as of February 20, 2012 were as follows:

Name	Age	Position
Frederick A. Henderson	53	Chairman and Chief Executive Officer
Michael J. Thomson	53	President and Chief Operating Officer
Denise R. Cade	49	Senior Vice President, General Counsel and Corporate Secretary
Mark E. Newman	48	Senior Vice President and Chief Financial Officer
Fay West	42	Vice President and Controller

Frederick A. Henderson. Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke Energy, Inc. in December 2010. He also served as a Senior Vice President of Sunoco (a petroleum refiner and chemicals manufacturer with interests in logistics) from September 2010 until the IPO. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Compuware Corp. (a technology performance company), where he serves on its audit committee. Mr. Henderson is also Trustee of the Alfred P. Sloan Foundation.

Michael J. Thomson. Mr. Thomson was appointed President and Chief Operating Officer, SunCoke Energy, Inc., in December 2010. Since May 2008, he had been President, SunCoke Technology and Development LLC. He was Vice President, Sunoco (a petroleum refiner and chemicals manufacturer with interests in logistics) and Executive Vice President, SunCoke Technology and Development LLC from March 2007 to May 2008 and held the additional position of Chief Operating Officer of SunCoke Technology and Development LLC from January 2008 to May 2008. He also served as a Senior Vice President of Sunoco from May 2008 until the IPO. He was President of PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated (a diversified energy group), from August 2003 to February 2007.

Denise R. Cade. Ms. Cade was appointed Senior Vice President and General Counsel of SunCoke Energy, Inc. in March 2011 and was elected Corporate Secretary of SunCoke Energy, Inc. in June 2011. Prior to joining SunCoke Energy, Inc., Ms. Cade was with PPG Industries, Inc. (“PPG”) (a coatings and specialty products company) from March 2005 to March 2011. At PPG, she served as Assistant General Counsel and Corporate Secretary from July 2009 until March 2011, as Corporate Counsel, Securities and Finance, from September 2007 until July 2009, and as Chief Mergers and Acquisition Counsel and General Counsel of the glass and fiber glass division from March 2005 until September 2007. Ms. Cade began her legal career in private practice in 1990, specializing in corporate and securities law matters and corporate transactions. She was a partner at Shaw Pittman LLP in Washington, D.C. before her move to PPG.

Mark E. Newman. Mr. Newman was appointed Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in March 2011. From May 2008 until February 2011, Mr. Newman was Vice President, Remarketing, Ally Financial, Inc. (an automotive financial services company) and managing director of SmartAuction (Ally Financial’s online used vehicle auction). Mr. Newman was GM North America Vice President and Chief Financial Officer and Vice Chairman, GMAC Bank, of GMAC Financial Services LLC (an automotive financial services company) from January 2007 until April 2008. He was GM North America Vice President and CFO of General Motors Corporation (a global automotive company) from February 2006 until December 2006 and was Assistant Treasurer and General Director of General Motors Corporation from August 2002 until January 2006. Mr. Newman was Vice President and CFO of Shanghai General Motors Ltd. from November 1999 until July 2002 and was Director, Investor Relations of General Motors Corporation from September 1998 until October 1999.

Fay West. Ms. West was appointed Vice President and Controller of SunCoke Energy, Inc. in February 2011. Prior to joining us, she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2005 through March 2010.

Item 1A.	Risk Factors

In addition to the other information included in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Unfavorable economic conditions may cause our customers to reduce their demand for our products or default on their obligations to us, both of which could adversely affect our cash flows, financial position or results of operations.

Economic conditions in the United States and throughout much of the world experienced a sudden, sharp downturn in 2008 and 2009. If such unfavorable economic conditions were to occur again, certain of our metallurgical coke customers may reduce their demand for our coke and coal, seek to delay shipments, or may struggle or fail to meet their obligations to us, especially if they experience defaults on receivables due from their customers. Our steel industry customers experience significant fluctuations in demand for steel products because of economic conditions, consumer demand, raw material and energy costs, and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. Unfavorable economic conditions, including the reduced availability of credit, may cause a reduction in the demand for steel products, which, in turn, could adversely affect our customers’ demand for our products. During periods of weak demand for steel or coal, our customers may seek to renegotiate or cancel their existing coke and coal purchase commitments to us, or decline to renew existing agreements with us when such agreements expire. As a result, we may not be able to sell all the coke and coal that we produce.

Future disruptions of the credit markets may result in financial instability of some of our customers and, in some cases, lead to their insolvency and/or bankruptcy. Such instability could cause our customers to default on their obligations to us. In addition, competition with other suppliers of coke or coal could force us to extend credit to customers and on terms that could increase the risk of payment default. Any of these events ultimately could have an adverse effect on our cash flows, financial position or results of operations.

We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations.

Environmental, Health and Safety Laws

Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to protection of the environment and health and safety matters, including those legal requirements pursuant to the Clean Air Act and other laws that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the protection of groundwater quality and availability, plant and wildlife protection, reclamation and restoration of properties after mining or drilling is completed, the installation of various safety equipment in our facilities, control of surface subsidence from underground mining protection of employee health and safety. Complying with these requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or continuation of exploration or production operations.

Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could limit our operations. We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business—Legal and Regulatory Requirements.”

In addition, greenhouse gas emissions may be subject to future federal regulation. The EPA has begun to implement greenhouse gas-related reporting and permitting rules, and the U.S. Congress has considered “cap and trade” legislation that would establish an economy-wide cap on emissions of greenhouse gases and require most sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. Federal or state regulations requiring us, or our customers, to employ expensive technology to capture and sequester carbon dioxide could adversely affect our future revenues, or profitability.

Healthcare Laws

The Patient Protection and Affordable Care Act, or “PPACA”, which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. The impact of the PPACA in 2011, based on available trend rates and other current information, was approximately $2.0 million.

Equipment upgrades, equipment failures and deterioration of assets may lead to production curtailments, shutdowns or additional expenditures.

Our cokemaking and coal mining operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition.

In addition, assets critical to the operations of our cokemaking and coal mining operations, including our cokemaking facilities and equipment and our coal mines, may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.

We are also required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. If we are required to incur impairment charges in the future, our results of operations in the period taken could be materially and adversely affected.

We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flow or profitability.

Our cokemaking facilities and coal mining operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with cokemaking and coal mining. These include permits used by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking facilities or coal mines. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizen’s lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of cokemaking or coal mining activities. For example, environmental groups have challenged our permit-to-install for our Middletown, Ohio facility on the basis that the facility fails to satisfactorily meet the requirements of the Clean Air Act. See “Item 1. Business—Legal and Regulatory Requirements— Environmental Matters and Compliance.” If this challenge succeeds, or any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our cokemaking or coal mining operations, our cash flows or profitability could be materially and adversely affected.

Our businesses are subject to inherent risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.

We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.

We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for these sanctions, costs and liabilities, our operations and our profitability could be adversely affected.

Our operating results have been and may continue to be affected by fluctuations in our costs of production, and, if we cannot pass increases in our costs of production to our customers, our financial condition, results of operations and cash flows may be negatively affected.

Over the course of the last two to three years, many of the components of our cost of produced coke and coal revenues, including cost of supplies, equipment and labor, have experienced significant price inflation, and such price inflation may continue in the future. Our coal mining operations, for example, require a reliable supply of mining and industrial equipment, replacement parts, fuel and steel-related products, including roof control and lubricants. The supplier base providing such mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, resulting in a situation where purchases of certain underground mining equipment are concentrated in single suppliers. The price of such components is also highly volatile. Our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected if the costs of production increase significantly and we cannot pass such increases in our costs of production to our customers.

If we fail to maintain satisfactory labor relations, we may be adversely affected. Union represented labor creates an increased risk of work stoppages and higher labor costs.

If some, or all, of our non-union operations become unionized, we may be subject to an increased risk of work stoppages, other labor disputes and higher labor costs, which may adversely affect the stability of production and reduce our future revenues, or profitability. Legislation has been proposed to the U.S. Congress to enact a law allowing for workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if such legislation is enacted into law, it will be administratively easier for labor unions to organize into collective bargaining units and may lead to more of our operations becoming unionized.

We have obligations for long-term employee plan benefits that may involve expenses that are greater than we have assumed.

We are required to provide various long-term employee benefits to retired employees and current employees who will retire in the future. At December 31, 2011, these obligations included:

•	pension benefits of $35.8 million; and

•	postretirement medical and life insurance of $49.7 million.

We have estimated certain of these unfunded obligations based on actuarial assumptions described in the notes to our financial statements. However, if our assumptions are inaccurate, we could be required to expend materially greater amounts than anticipated. Approximately 84 percent of the pension benefits were funded on an accounting basis at December 31, 2011, while the post-retirement medical and life insurance obligations are unfunded. If we are required to expend materially greater amounts than anticipated, it could have a material and adverse effect on our financial condition, results of operations and cash flows.

We currently are, and likely will be, subject to litigation, the disposition of which could have a material adverse effect on our cash flows, financial position or results of operations.

The nature of our operations exposes us to possible litigation claims in the future, including disputes relating to our operations and commercial and contractual arrangements. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. In January 2011, we settled a significant litigation matter with certain operating subsidiaries of ArcelorMittal USA, the customer purchasing coke from our Jewell cokemaking facility. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to significant environmental and other government regulation, which sometimes results in various administrative proceedings.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior notes and the credit facilities.

We have a significant amount of indebtedness. As of December 31, 2011, our total debt was approximately $726.4 million, excluding $150.0 million of unused commitments under the credit facilities. Additionally, the credit agreement provides for up to $75.0 million in uncommitted incremental facilities that are available subject to the satisfaction of certain conditions, $30.0 million of which was outstanding as of December 31, 2011.

Subject to the limits contained in the credit agreement that governs the credit facilities (which term includes our new revolving, term loan and incremental facilities), the Indenture that governs the notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a competitive disadvantage to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indenture that governs the notes and the credit agreement governing our credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may decide not to maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Risks Related to Our Cokemaking Business

Our customers operate in a competitive and cyclical industry, and their default or non-compliance on their contractual obligations to purchase coke from us, or the failure of our customers to continue to purchase coke from us at similar prices under similar arrangements, may have a material and adverse effect on our financial position, results of operations and cash flows.

All of our coke sales agreements contain take-or-pay provisions, pursuant to which our customers are required to either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. During periods of weak demand for steel, our steel industry customers may experience significant reductions in their operations, or substantial declines in the prices of the steel they sell. These and other factors may lead some customers to seek renegotiation or cancellation of their existing long-term coke purchase commitments to us. We have, and will continue to, work constructively with our customers to resolve issues, and, where appropriate, we will actively pursue legal process to protect our rights. Customer defaults on existing contractual obligations to purchase our coke may have a material and adverse effect on our financial position, results of operations and cash flows.

If a substantial portion of our agreements to supply metallurgical coke are modified or terminated or if force majeure is exercised, we may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain or renew long-term agreements at favorable prices, compared either to market conditions or to our cost structure. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility.

From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of metallurgical coke to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke from us under long-term coke sales agreements. If any one or more of these customers were to significantly reduce their purchases of coke from us, or if we were unable to sell coke to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position and results of operations may be materially and adversely affected.

Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continuously operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries, which may have a material and adverse effect on our financial position, results of operations and cash flows.

The financial performance of our cokemaking business is substantially dependent upon three customers in the steel industry, and any failure by them to perform under their contracts with us could adversely affect our financial condition, results of operations and cash flows.

Substantially all of our domestic coke sales are currently made under long-term contracts with ArcelorMittal, U.S. Steel and AK Steel. For the year ended December 31, 2011, ArcelorMittal, U.S. Steel and AK Steel accounted for approximately 64, 18 and 14 percent of our total revenues, respectively. We expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. If any one or more of these customers were to significantly reduce its purchases of coke from us, or default on their agreements with us, or fail to renew or terminate its agreements with us, or if we were unable to sell coke to any one or more of these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position and results of operations could be materially and adversely affected.

We may not be able to successfully implement our North American growth strategy and develop, design, construct, start up, or operate new cokemaking facilities in North America.

We may not be able to complete construction of, or efficiently operate, cokemaking facilities that we develop in the future. Further development of future cokemaking facilities may not be within the expected time line or budget. We cannot predict the effect that any failed expansion may have on our core business. Regardless of whether we are successful in constructing and/or operating additional cokemaking facilities, the negotiations for development of such facilities could disrupt our ongoing business, distract management and increase our expenses. If we are not able to successfully execute our plans for the development and expansion of our North American cokemaking operations, whether as a result of unfavorable market conditions in the steel industry or otherwise, our future revenues and profitability could be materially and adversely affected.

We may not be able to successfully implement our international growth strategy and develop, design, construct, start up and operate new, or make investments in existing, cokemaking facilities outside of North America.

A central element of our growth strategy involves the international expansion of our business. We expanded our cokemaking business internationally in 2007 through our development and operation of our customer’s cokemaking facility in Vitória, Brazil. We are currently exploring opportunities with steel companies for developing new cokemaking facilities in foreign countries, which could be either wholly owned or developed through other business structures.

We also are exploring opportunities with respect to making investments in entities that own and operate, or forming a joint venture or similar arrangement with respect to assets comprising, existing cokemaking facilities in foreign countries, principally in India and China. In the event we make an investment in an entity that owns and operates an existing cokemaking facility, or form a joint venture or other similar arrangement with respect to assets comprising an existing cokemaking facility, we would share ownership and management with one or more parties who may not have the same goals, strategies, priorities, or resources as we do. Such arrangements are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Making an investment in an entity that owns and operates an existing cokemaking facility or operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. We would be required to pay close attention to our relationship with our co-owners as well as with the existing entity or joint venture, and if a co-owner changes, our relationship may be materially adversely affected. The benefits from a successful investment in an existing entity or joint venture would be shared among the co-owners, so that we would not receive all the benefits from a successful investment.

Our ability to expand internationally by entering into additional arrangements in non-U.S. markets and to successfully implement our international growth strategy is subject to a variety of risks, including, but not limited to:

•	the possibility of negative developments in the demand for steel in non-U.S. markets;

•	the difficulty or costs associated with complying with industry guidelines or laws or regulations of non-U.S. markets;

•

the possibility that language and other cultural differences may inhibit our development and operations efforts and create internal communication problems among our U.S. and non-U.S. teams, increasing the difficulty of managing multiple, remote locations performing various development and quality assurance projects;

•	compliance with non-U.S. laws that may be unfamiliar to our management and employees;

•	currency risk due to the fact that our revenues and expenses for our international operations may be denominated in different currencies; and

•	economic or political instability or legal restrictions could affect our ability to efficiently invest and repatriate our capital from the local country.

If we are not able to successfully execute our plans for international development and expansion of our cokemaking operations, as a result of unfavorable market conditions in the steel industry or otherwise, our future revenues and profitability could be materially and adversely affected.

Excess capacity in the global steel industry, including in China, may weaken demand for steel produced by our U.S. steel industry customers, which, in turn, may reduce demand for our coke.

In some countries, such as China, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries

(often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. The availability of this steel at such prices may negatively affect our steelmaking customers, who may not be able to increase the prices that they charge for steel as the supply of steel increases. As a result, the profitability and financial position of our steelmaking customers may be adversely affected, which in turn, could adversely affect the certainty of our long-term relationships with those customers and our own financial position, results of operations and cash flows.

Increased exports of coke from China may weaken our customers’ demand for new coke capacity.

A World Trade Organization (the “WTO”) appeals panel recently ruled that China’s export duties and export quotas on certain raw materials, including coke, violated global trade rules. The WTO’s dispute-settlement body will decide whether to adopt the appeals panel report. If the report is adopted, China will be required to put measures in place to comply with the ruling. While we do not know the nature or timing of any such measures that China may be required to enact, such measures could result in increased exports of coke from China. Increased exports of coke from China could reduce our customers’ demand for new coke capacity, which would limit our ability to construct a potential new U.S. plant and to enter into new commercial arrangements with our steel industry customers and materially and adversely affect our future revenues and profitability.

We face increasing competition both from alternative steelmaking and cokemaking technologies that have the potential to reduce or completely eliminate the use of metallurgical coke, may reduce the demand for the coke we produce and which could have an adverse effect on our results of operations.

Historically, metallurgical coke has been used as a main input in the production of steel in blast furnaces, and nearly all integrated steel mills still use blast furnace technology. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as pulverised coal injectant and natural gas, and the use of these coke substitutes could increase in the future. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of metallurgical coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for metallurgical coke, including the coke we produce, may be significantly reduced, and this reduction could have a material and adverse effect on our financial position, results of operations and cash flows.

We also face competition from alternative cokemaking technologies, including both by-product and non-recovery technologies. As these technologies improve and as new technologies are developed, we anticipate that competition among non-conventional coke producers will intensify. Such increased competition may adversely affect our future revenues and profitability.

Certain provisions in our long-term coke sales agreements, resulting in suspension of the performance due to force majeure, or imposition of economic penalties for failure to meet minimum volume requirements or other required specifications, may have an adverse effect on our future revenues, or profitability.

All of our coke sales agreements contain provisions requiring us to supply minimum volumes of coke to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement coke supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. For example, in 2010, we did not meet our contractual volume minimums at our Indiana Harbor cokemaking facility. Because our customer did not require the additional coke, we were not required to replace the shortfall nor did we incur financial penalties. In the first quarter of 2011, we again expected that production volumes at our Indiana Harbor cokemaking facility would be below the contractual minimum levels and as such, contracted for third party coke supply to meet the expected shortfall at a cost that exceeded our contract selling price. However, operational improvements have increased production and coke production was sufficient to meet our contractual requirements at our Indiana Harbor facility in 2011. If future shortfalls occur at any of our facilities, we will work with our customers to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or for cover damages, either of which could adversely affect our future revenues and profitability.

Most of our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements, any or all of which could adversely affect our future revenues and profitability.

Our coke sales agreements contain force majeure provisions allowing temporary suspension of performance by our customers during the duration of specified events beyond the control of our customers. Declaration of force majeure, coupled with a lengthy suspension of performance under one or more coke sales agreements, may seriously and adversely affect our cash flows, financial position and results of operations.

Income from operation of the Vitória, Brazil cokemaking facility may be affected by global and regional economic and political factors and the policies and actions of the Brazilian government.

The Vitória cokemaking facility is owned by a project company controlled by a Brazilian affiliate of ArcelorMittal. We earn income from the Vitória, Brazil operations through licensing and operating fees earned at the Brazilian cokemaking facility payable to us under long-term agreements with the project company and an annual preferred dividend from the project company guaranteed by the Brazilian affiliate of ArcelorMittal. These revenues depend on continuing operations and, in some cases, certain minimum production levels being achieved at the Vitória cokemaking facility. In the past, the Brazilian economy was characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change monetary, taxation, credit, tariff and other policies to influence Brazil’s economy in the future. If the operations at Vitória cokemaking facility are interrupted or if certain minimum production levels are not achieved, we will not be able to earn the same licensing and operating fees as we are currently earning, which could have an adverse affect on our financial position, results of operations and cash flows.

To the extent we do not meet coal-to-coke yield standards in our coke sales agreements, we are responsible for the cost of the excess coal used in the cokemaking process, which could adversely impact our results of operations and profitability.

Our ability to pass through our coal costs to our customers under our coke sales agreements is generally subject to our ability to meet some form of coal-to-coke yield standard. To the extent that we do not meet the yield standard in the contract, we are responsible for the cost of the excess coal used in the cokemaking process. We may not be able to meet the yield standards at all times, and as a result we may suffer lower margins on our coke sales and our results of operations and profitability could be adversely affected.

Disruptions to our supply of coal and coal blending services may reduce the amount of coke we produce and deliver and, if we are not able to cover the shortfall in coal supply or obtain replacement blending services from other providers, our results of operations and profitability could be adversely affected.

Most of the metallurgical coal used to produce coke at our cokemaking facilities, other than our Jewell facility, is purchased from third parties under one- to two-year contracts. While we believe there is an ample supply of metallurgical coal available and we have been able to supply these facilities without any significant disruption in coke production in the past, economic, environmental and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. The failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations if we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources.

Other than at our Jewell cokemaking facility, we rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are co-terminous with our coke sales agreements. Generally, we store an inventory of blended coal at or near our cokemaking facilities to cover approximately 15 to 30 days of coke production. There are limited alternative providers of coal blending services and disruptions from our current service providers could materially and adversely impact our results of operations.

Limitations on the availability and reliability of transportation, and increases in transportation costs, particularly rail systems, could materially and adversely affect our ability to obtain a supply of coal and deliver coke to our customers.

Our ability to obtain coal depends primarily on third-party rail systems and to a lesser extent river barges. If we are unable to obtain rail or other transportation services, or are unable to do so on a cost-effective basis, our results of operations could be adversely affected. Alternative transportation and delivery systems are generally inadequate and not suitable to handle the quantity of our shipments or to ensure timely delivery. The loss of access to rail capacity could create temporary disruption until the access is restored, significantly impairing our ability to receive coal and resulting in materially decreased revenues. Our ability to open new cokemaking facilities may also be affected by the availability and cost of rail or other transportation systems available for servicing these facilities.

Our coke production obligations at our Jewell cokemaking facility and one half of our Haverhill cokemaking facility require us to deliver coke to certain customers via railcar. We have entered into long-term rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term impair, our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.

The Brazilian licensing agreement for certain of our Brazilian patents used at the Vitória cokemaking facility may terminate if we are not able to maintain or supplement the patents subject to the licensing agreement, which may have an adverse effect on our future revenues and profitability.

We currently collect certain fees in connection with the licensing of certain of our Brazilian patents at the Vitória cokemaking facility pursuant to a Brazilian licensing agreement with a term that runs through 2023. The validity of these patents is being challenged in Brazil, and the patents will otherwise expire by May 2014. We have two patent applications (one of which has been opposed by the party challenging our existing Brazilian patents) awaiting examination that, if approved, we expect will permit the Brazilian licensing agreement to continue through at least 2023. If the challenge to our existing Brazilian patents is successful, or if such Brazilian patents expire prior to a new Brazilian patent becoming subject to the Brazilian licensing agreement, and we no longer have any technology licensed under any applicable licensing agreement, we will no longer receive any licensing fees. The loss of these licensing fees would adversely affect our results of operations. We recorded licensing fees of $5.2 million, $5.9 million and $5.8 million in 2011, 2010 and 2009, respectively.

Labor disputes with the unionized portion of our workforce could affect us adversely.

As of December 31, 2011, we have approximately 1,160 employees in the United States. Approximately 320, or 28 percent, of our domestic employees, principally at our cokemaking operations, are currently represented by the United Steelworkers under various contracts. As of December 31, 2011, we have approximately 210 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union. When these agreements expire or terminate, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our production and profitability.

Risks Related to Our Coal Mining Business

Coal prices are volatile, and a substantial or extended decline in prices could adversely affect our profitability and the value of our coal reserves.

Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive for coal in the future depend upon factors beyond our control, including:

•	the domestic and foreign demand and supply for metallurgical coal;

•	the quantity and quality of coal available from domestic and foreign competitors;

•	the demand for steel, which may lead to price fluctuations in the re-pricing of our metallurgical coal contracts;

•	competition within our industry;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•

legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions; and

•	the proximity, capacity and cost of transportation facilities.

A substantial or extended decline in the prices we receive for our future coal sales could adversely affect our profitability and the value of our coal reserves.

Extensive governmental regulations pertaining to employee health and safety and mandated benefits for retired coal miners impose significant costs on our mining operations, which could materially and adversely affect our results of operations.

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as employee health and safety and mandated benefits for retired coal miners. Compliance with these requirements imposes significant costs on us and can result in reduced productivity. Moreover, the possibility exists that new health and safety legislation and/or regulations and orders may be adopted that may materially and adversely affect our mining operations. We must compensate employees for work-related injuries. If we do not make adequate provisions for our workers’ compensation liabilities, it could harm our future operating results. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries and materially and adversely affect our operating results.

Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely harmed. At December 31, 2011, our liabilities for coal workers’ black lung benefits totaled $33.5 million, which included the estimated impact of PPACA. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. See “Item 1. Business—Legal and Regulatory Requirements—Other Regulatory Requirements.”

Federal or state regulatory agencies have the authority to order our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine and may incur fines. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or termination of customers’ contracts. Our coal operations also provide substantially all of the coal used at our Jewell cokemaking facility. The inability to deliver the required coal to this facility could significantly impact operations at the facility. Any of these actions could have a material adverse effect on our business and results of operations.

Extensive environmental regulations impose significant costs on our mining operations, and future regulations could materially increase those costs, impose new or increased liabilities, limit our ability to produce and sell coal, or require us to change our operations significantly, any one or more of which could materially and adversely affect our financial position and/or results of operations.

Our coal mining operations are subject to increasingly strict regulation by federal, state and local authorities with respect to environmental matters such as:

•	limitations on land use;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	the storage, treatment and disposal of wastes;

•	remediation of contaminated soil and groundwater, including with respect to past or legacy mining operations;

•	air quality standards;

•	water pollution;

•	protection of human health, plant-life and wildlife, including endangered or threatened species;

•	protection of wetlands;

•	the discharge of materials into the environment;

•	the effects of mining on surface water and groundwater quality and availability; and

•	the management of electrical equipment containing polychlorinated biphenyls.

The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters can be costly and time-consuming, and could delay commencement or continuation of expansion or production operations. We may not have been, or may not be, at all times in compliance with the applicable laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially and adversely affected.

New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, also may require us to change operations significantly, or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. See “Item 1. Business—Legal and Regulatory Requirements” for further information about the various governmental regulations affecting us.

Our coal mining operations are subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses and a decrease in our production levels.

Factors beyond our control could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	poor mining conditions resulting from geological, hydrologic or other conditions that may cause damage to nearby infrastructure or mine personnel;

•	variations in the thickness and quality of coal seams, and variations in the amounts of rock and other natural materials overlying the coal being mined;

•	a major incident at a mine site that causes all or part of the operations of the mine to cease for some period of time;

•	mining, processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers;

•	unexpected or accidental surface subsidence from underground mining;

•	accidental mine water discharges, fires, explosions or similar mining accidents; and

•	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction.

If any of these conditions or events occur, our coal mining operations may be disrupted, we could experience a delay or halt of production or shipments, operating costs could increase significantly, and we could incur substantial losses. In particular, our Jewell cokemaking facility currently obtains essentially all of its metallurgical coal requirements from our existing coal mining operations. Disruptions in our coal mining operations, resulting in decreased production of metallurgical coal, could seriously and adversely affect production at our Jewell cokemaking facility.

If transportation for our coal becomes unavailable or uneconomical for our customers, it may impair our ability to sell coal, and our results of operations may be adversely affected.

Transportation costs represent a significant portion of the total cost of coal and the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs and the lack of sufficient rail and port capacity could lead to reduced coal sales. For example, all of our coal mining operations are substantially dependent on, and only have access to, a single rail provider. A substantial amount of the metallurgical coal produced from our coal mining operations is used in our adjacent Jewell cokemaking facility. However, future disruption of transportation services (due to weather-related problems, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, underperformance of port and rail infrastructure, congestion and balancing systems used to manage vessel queuing and demurrage, transportation delays or other reasons) may temporarily impair our ability to supply coal to other customers and adversely affect our results of operations.

We face numerous uncertainties in estimating economically recoverable coal reserves, and inaccuracies in estimates may result in lower than expected revenues, higher than expected costs and decreased profitability.

Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. We base our estimates of reserves on engineering, economic and geological data assembled, analyzed and reviewed by internal and third-party engineers and consultants. We update our estimates of the quantity and quality of proven and probable coal reserves as needed to reflect production of coal from the reserves, updated geological models and mining recovery data, tonnage contained in newly acquired lease areas and estimated costs of production and sales prices.

There are numerous factors and assumptions that affect economically recoverable reserve estimates, including:

•	quality of the coal;

•	historical production from the area compared with production from other producing areas;

•	geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•	assumptions concerning the timing for the development of the reserves; and

•

assumptions concerning equipment and productivity, future coal prices, operating costs, including costs for critical supplies such as fuel and tires, capital expenditures and development and reclamation costs.

Each of these factors may vary considerably. As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary materially due to changes in the foregoing factors and assumptions. Therefore, our estimates may not accurately reflect our actual reserves. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material. We engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a new and comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we control proven and probable coal reserves of approximately 114 million tons as of December 31, 2011, which was an increase of 8 million tons from December 31, 2010. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.

Our inability to develop coal reserves in an economically feasible manner could materially and adversely affect our business.

Our future success depends upon our ability to continue developing economically recoverable coal reserves. If we fail to develop additional coal reserves, our existing reserves eventually will be depleted. We may not be able to obtain replacement reserves when we require them. Replacement reserves may not be available or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. Our ability to develop coal reserves in the future also may be limited by the availability of cash we generate from our operations or available financing, restrictions under our existing or future financing arrangements, the lack of suitable opportunities or the inability to acquire coal properties or leases on commercially reasonable terms. If we are unable to develop replacement reserves, our future production may decrease significantly and this may have a material and adverse impact on our cash flows, financial position and results of operations.

Mining in Central Appalachia is more complex and involves more regulatory constraints than mining in other areas of the United States, which could affect our mining operations and cost structures in these areas.

Our coal mines are located in Virginia and West Virginia, in what is known as the Central Appalachian region. The geological characteristics of Central Appalachian coal reserves, such as coal seam thickness, make them complex and costly to mine. As compared to mines in other regions, permitting, licensing and other environmental and regulatory requirements are more costly and time consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of coal produced at our mines in Central Appalachia.

A defect in title or the loss of a leasehold interest in certain property could limit our ability to mine our coal reserves or result in significant unanticipated costs.

We conduct a significant part of our coal mining operations on properties that we lease. A title defect or the loss of a lease could adversely affect our ability to mine the associated coal reserves. We may not verify title to our leased properties or associated coal reserves until we have committed to developing those properties or coal reserves. In some cases, the seller or lessor warrants property title. In other cases, separate title confirmation may not be required for leasing reserves where mining has occurred previously. Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist, or if our leasehold interests are subject to superior property rights of third parties. In order to conduct our mining operations on properties where such defects exist, we may incur unanticipated costs. In addition, some leases require us to produce a minimum quantity of coal and require us to pay minimum production royalties. Our inability to satisfy those requirements may cause the leasehold interest to terminate. In addition, we may not be able to successfully negotiate new leases for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

Disruptions in the quantities of coal produced by our contract mine operators could impair our ability to fill customer orders or increase our operating costs.

We use independent contractors to mine coal at certain of our mining operations. Some of our contract miners may experience adverse geologic mining conditions, operational difficulties, escalated costs, financial difficulties or other factors beyond our control that could affect the availability, pricing and quality of coal produced for us. In addition, market volatility and price increases for coal or freight could result in non-performance by third-party suppliers under existing contracts with us, in order to take advantage of the higher prices in the current market. Disruptions in the quantities of coal produced by independent contractors for us could impair our ability to supply our cokemaking facilities and to fill our customer orders. Our profitability or exposure to loss on transactions or relationships such as these depends upon the reliability of the supply or the ability to substitute, when economical, third-party coal sources, with internal production or coal purchased in the market and other factors. Non-performance by contract miners may adversely affect our ability to fulfill deliveries under our coal supply agreements. If we are unable to fill a customer order, or if we are required to purchase coal from other sources in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.

We require a skilled workforce to run our coal mining business. If we or our contractors cannot hire qualified people to meet replacement or expansion needs, our labor costs may increase and we may not be able to achieve planned results.

Efficient coal mining using modern techniques and equipment requires skilled workers in multiple disciplines, including experienced foremen, electricians, equipment operators, engineers and welders, among others. In 2011, we experienced lower productivity due to continued tightness in the Appalachian labor market and higher employee costs related to training costs and bonus and retention payments. Our future success depends greatly on our continued ability to attract and retain highly skilled and qualified personnel. We have an aging workforce, and an extended effort to recruit new employees to replace those who retire or a sustained shortage of skilled labor in the areas in which we operate could make it difficult to meet our staffing needs or result in higher labor rates. We also may be forced to hire novice miners, who are required to be accompanied by experienced workers as a safety precaution. These measures could adversely affect our productivity and operating costs. A lack of qualified people also may affect companies that we use to perform certain specialized work. If we or our contractors cannot find enough qualified workers, it may delay completion of projects and increase our costs.

We have reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we may be required to expend significantly greater amounts than anticipated.

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, our reclamation and mine-closing liabilities are unfunded. If these accruals are insufficient, or our cash requirements in a particular year are greater than currently anticipated, our future operating results and cash flows could be adversely affected.

Our failure to obtain or renew surety bonds on acceptable terms could materially and adversely affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal.

Our reclamation and mine-closing liabilities are unfunded. Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. We are also subject to increases in the amount of surety bonds required by federal and state laws as these laws, or interpretations of these laws, change. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain (or inability to acquire) these bonds would have a material and adverse impact on us. That failure could result from a variety of factors, including the following: lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the post-mining reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.

Risks Related to Ownership of Our Common Stock

Your percentage ownership in us may be diluted by future issuances of capital stock or securities or instruments that are convertible into our capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our incentive plans, shares of our authorized but unissued preferred stock and securities and instruments that are convertible into our common stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

We have no plans to pay dividends on our common stock, so you may not receive funds without selling your common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock are limited by restrictive covenants contained in our debt agreements, and will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

Further, we may not have sufficient surplus under Delaware law to be able to pay any dividends in the future. The absence of sufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves.

Provisions of our amended and restated articles of incorporation, our amended and restated by-laws and the Delaware General Corporation Law, or DGCL, could discourage potential acquisition proposals and could deter or prevent a change in control.

Our amended and restated articles of incorporation and amended and restated by-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:

•	a board of directors that is divided into three classes with staggered terms;

•	action by written consent of stockholders may only be taken unanimously by holders of all our shares of common stock;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•	limitations on the right of stockholders to remove directors; and

•	limitations on our ability to be acquired.

The DGCL also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is in our best interests and that of our stockholders.

Any or all of the foregoing provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Risks Related to Our Separation from Sunoco

We have a limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.

Our historical financial information for the periods ended prior to the Separation included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Sunoco.

Accordingly, the historical financial information included here do not necessarily reflect the results of operations, financial position and cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to the Separation, our business was operated by Sunoco as part of its broader corporate organization, rather than as an independent company. Sunoco or one of its affiliates performed various corporate functions for us, including, but not limited to, legal services, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including internal audit and compliance with the Sarbanes-Oxley Act of 2002) and external reporting. Our historical financial results reflect allocations of corporate expenses from Sunoco for these and similar functions. These allocations are likely less than the comparable expenses we believe we would have incurred had we operated as a separate public company.

•

Previously, our business was integrated with the other businesses of Sunoco. Historically, we have shared economies of scale in costs, employees, vendor relationships and customer relationships. While we entered into transition agreements with Sunoco in connection with the Separation that govern certain commercial and other relationships between us, those transitional arrangements may not fully capture the benefits our businesses have enjoyed as a result of being integrated with the other businesses of Sunoco. The loss of these benefits could have an adverse effect on our cash flows, financial position and results of operations.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions, research and development and capital expenditures, have historically been satisfied as part of the enterprise-wide cash management policies of Sunoco. In connection with the Separation and the IPO, we obtained financing in the form of our credit facilities and notes. In the future, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•

The cost of capital for our business may be higher than Sunoco’s cost of capital prior to the Separation. Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a public company separate from Sunoco. The adjustments and allocations we have made in preparing our historical Combined and Consolidated Financial Statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity, or what the actual effect of our Separation from Sunoco will be.

We may experience increased costs resulting from a decrease in the purchasing power as a result of our Separation from Sunoco.

Historically, we have been able to take advantage of Sunoco’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller and less diversified company than Sunoco, and we may not have access to financial and other resources comparable to those available to Sunoco prior to the Separation. As a separate, stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Separation, which could have a material adverse effect on our business, financial condition and results of operations.

The Separation may adversely affect our business, and we may not achieve some or all of the expected benefits of the Separation.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. These benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different customer needs and the changing economic environment;

•

allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, as well as resolving competition for capital among Sunoco’s businesses;

•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our common stock; and

•

facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the Separation will not adversely affect our business.

If there is a determination that the Distribution is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the Internal Revenue Service (“IRS”) private letter ruling or tax opinion are incorrect or for any other reason, then Sunoco and its shareholders could incur significant U.S. federal income tax liabilities and we could incur significant liabilities.

Sunoco has received a private letter ruling from the IRS, substantially to the effect that, among other things, the contribution and the distribution qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. In addition, Sunoco has received an opinion of Wachtell, Lipton, Rosen & Katz, counsel to Sunoco, to the effect that the contribution and the distribution will qualify as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Sunoco and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Sunoco and its shareholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Sunoco or us after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, Sunoco and its shareholders could incur significant U.S. federal income tax liabilities and we could incur significant liabilities. See Note 8 to the Combined and Consolidated Financial Statements for a description of the sharing of such liabilities between Sunoco and us.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

As a public company, we are required to file annual and quarterly reports and other information pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC. We are required to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the NYSE listing standards and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to commit significant resources and management oversight to such requirements, which may cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention may be diverted from other business concerns. In addition, we might not be successful in implementing these requirements.

As is further described in “Item 9A. Controls and Procedures,” Sunoco’s management believes that it has remediated the previously identified material weakness and, that, as of December 31, 2011, Sunoco’s internal control over financial reporting was effective. However, we have not yet tested our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we and our independent registered public accounting firm may not be able to report on the adequacy of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis and may suffer adverse regulatory consequences or violations of NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

To preserve the tax-free treatment to Sunoco of the contribution and the Distribution, we may not be able to engage in certain transactions.

To preserve the tax-free treatment to Sunoco of the contribution and the Distribution, under the tax sharing agreement we are restricted from taking any action that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including use of our common stock to make acquisitions and equity capital market transactions, that might increase the value of our business. See Note 8 to the Combined and Consolidated Financial Statements for more information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We own the following real property:

•

Approximately 66 acres in Vansant (Buchanan County), Virginia, on which the Jewell cokemaking facility is located, along with an additional approximately 2,550 acres including the offices, warehouse and support buildings for our Jewell coal and coke affiliates located in Buchanan County, Virginia, as well as other general property holdings and unoccupied land in Buchanan County, Virginia and McDowell County, West Virginia. In addition, we own certain mineral rights on approximately 1,650 acres of property in Buchanan, Dickenson and Wise Counties, Virginia.

•

Approximately 250 acres in Russell County, Virginia owned by the HKCC Companies, which include a warehousing facility, two coal preparation plants and certain coal loadout facilities as well as unoccupied land.

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, on which the Haverhill cokemaking facility (both the first and second phases) is located.

•

Approximately 41 acres in Granite City (Madison County), Illinois, adjacent to the U.S. Steel Granite City Works facility, on which the Granite City cokemaking facility is located. Upon the earlier of ceasing production at the facility or the end of 2044, U.S. Steel has the right to repurchase the property, including the facility, at the fair market value of the land. Alternatively, U.S. Steel may require us to demolish and remove the facility and remediate the site to original condition upon exercise of its option to repurchase the land.

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

We lease the following real property:

•

Approximately 88 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and, through a sublease, the coal handling and blending facilities that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 22 acres of land located in Buchanan County, Virginia, on which one of our coal preparation plants is located.

•

Our former corporate headquarters located in Knoxville, Tennessee, under a ten year lease which commenced in 2007. Beginning in the second quarter of 2011, concurrent with our move to Lisle, Illinois, this space was subleased to another tenant for the remainder of the lease term, although we remain directly liable to the landlord under the original lease.

•	Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.

In addition, through our Jewell coal affiliates and the HKCC Companies, we lease small parcels of land, mineral rights and coal mining rights for approximately 127 thousand acres of land in Buchanan and Russell Counties, Virginia and McDowell County, West Virginia. Substantially all of the leases are “life of mine” agreements that extend our mining rights until all reserves have been recovered. These leases convey mining rights to us in exchange for payment of certain royalties and/or fixed fees. We use internal land managers and attorneys to perform title reviews on properties prior to obtaining coal leases.

Set forth below is a map depicting the properties and facilities of our coal mining operations.

We engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a new and comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we control proven and probable coal reserves of approximately 114 million tons as of December 31, 2011, which was an increase of 8 million tons from December 31, 2010.

The table below sets forth the proven and probable metallurgical coal reserves at our Jewell coal mining operations as of December 31, 2011:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Hagy	0.60	0.44	0.16	0.24	0.37	0.00	0.60	0.24	0.37	0.00	0.60
Middle Splashdam	1.58	1.42	0.16	0.26	1.31	0.00	1.58	0.26	1.31	0.00	1.58
Upper Banner	0.52	0.41	0.11	0.00	0.52	0.00	0.52	0.00	0.52	0.00	0.52
Kennedy	2.93	2.45	0.48	0.19	2.74	0.00	2.93	0.34	2.59	0.00	2.93
Red Ash	27.07	16.93	10.14	3.39	23.68	0.00	27.07	7.80	19.27	0.00	27.07
Jawbone Rider	7.29	4.28	3.01	0.00	7.29	0.00	7.29	0.00	7.29	0.00	7.29
Jawbone (JB30)	41.57	24.96	16.61	9.16	32.41	0.34	41.23	7.52	34.06	0.00	41.57
Tiller	12.60	9.34	3.26	7.65	4.95	0.85	11.75	8.16	4.43	0.00	12.60

Grand Total	94.16	60.23	33.93	20.89	73.27	1.19	92.97	24.32	69.84	0.00	94.16

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, preparation plant efficiency, and moisture factors.
(2)	Amounts may not add to totals due to rounding.

The table below sets forth a summary of the proven and probable metallurgical coal reserves of the HKCC Companies as of December 31, 2011:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Lower Banner	2.91	2.02	0.89	2.91	0.00	1.58	1.33	0.04	2.87	0.03	2.88
Kennedy	3.34	2.91	0.43	3.34	0.00	0.19	3.15	0.64	2.70	0.04	3.30
Red Ash	4.98	4.52	0.46	4.98	0.00	0.00	4.98	0.00	4.98	0.00	4.98
Jawbone Rider	7.60	6.76	0.84	7.60	0.00	0.00	7.60	0.00	7.60	0.00	7.60
Jawbone (JB20-30 & JB 10-30)	1.44	1.43	0.01	1.44	0.00	0.00	1.44	0.00	1.44	0.00	1.44

Grand Total	20.27	17.64	2.63	20.27	0.00	1.77	18.50	0.68	19.59	0.07	20.20

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, and moisture factors.
(2)	Amounts may not add to totals due to rounding.

The table below sets forth the historical amount of coal produced at our coal mining operations:

Mine	Years Ended December 31
	2011		2010	2009	2008	2007
Company Operated Mines	842		878	823	879	824
Contractor Operated Mines	522	(1)	226	311	300	396

Total	1,364		1,104	1,134	1,179	1,220

(1)	These amounts include coal production of the HKCC Companies, which we acquired in January 2011.

Item 3.	Legal Proceedings

Beginning in July 2009, ArcelorMittal initiated legal proceedings challenging the prices we charged ArcelorMittal under the Jewell coke sales agreement. In January 2011, we participated in a mediation ordered by the U.S. District Court for the Northern District of Ohio (Eastern Division) with ArcelorMittal that resulted in a commercial resolution of the litigation. We entered into a settlement agreement with ArcelorMittal to resolve the lawsuit concerning coke pricing for the Jewell facility. The parties agreed to amend the Jewell and Haverhill coke sales agreements effective January 1, 2011 to eliminate the fixed coal cost adjustment factor in the Jewell agreement and increase the operating cost and fixed fee components of the coke price under both agreements. The parties also agreed that the take-or-pay provisions of these coke sales agreements would remain in effect through the end of the terms of these agreements in December 2020. Prior to the settlement, these take-or-pay provisions were scheduled to change in the second half of 2012 into annually adjusted provisions that would have only required ArcelorMittal to purchase coke from us for its projected requirements above certain fixed thresholds. If the amendments to the Jewell and Haverhill coke supply agreements had been in place during 2010, our pretax earnings would have been reduced by approximately $51 million.

On August 3, 2010, ArcelorMittal (through its main United States subsidiary) gave the partnership (the “Partnership”) that owns the Indiana Harbor cokemaking facility, in which we are the general partner and currently own an 85 percent interest, written notice that it intended to arbitrate certain outstanding issues under the Indiana Harbor coke sales agreement. ArcelorMittal claimed that it has been subject to substantial overcharges and losses as a result of: (1) alleged improper force majeure notifications issued by the Partnership in 2010, (2) the alleged overstatement of the coal cost component of the coke price, (3) the Partnership allegedly failing to provide the ongoing anticipated capital needs of the Indiana Harbor cokemaking facility, and (4) the alleged inadequacy of the Partnership’s procedures to control coal inventory loss. We entered into a settlement agreement with ArcelorMittal to resolve the Indiana Harbor arbitration claims. The settlement was effective January 1, 2011 and will not significantly impact our future income.

The EPA has issued NOVs to us for our Haverhill, Granite City and Indiana Harbor cokemaking facilities described under “Item 1. Legal and Regulatory Requirements—Environmental Matters and Compliance.”

Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our combined and consolidated financial position, results of operations or cash flows at December 31, 2011.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock, which is traded under the stock trading symbol “SXC”, have been trading since July 21, 2011, when our stock was listed on the NYSE. As a result, our table below only provides data with respect to the third and fourth quarters of 2011. Quarterly price ranges of our common stock are based on the high and low prices from intraday trades.

	2011
	High	Low
Third Quarter	$18.00	$10.78
Fourth Quarter	13.11	9.20

Holders

As of February17, 2012, we had a total of 70,084,410 issued and outstanding shares of our common stock and had 17,358 holders of record of our common stock.

Dividends

Since our formation, we have not paid any dividends on our common stock. We have no current plans to pay any dividends on our common stock. Our payment of dividends in the future, if any, will be determined by our board of directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.

Share Repurchase Program

The Company did not repurchase any of its common stock on the open market during the year ended December 31, 2011. On February 16, 2012, our board of directors authorized a program to repurchase an aggregate amount of up to 3,500,000 shares of our common stock through the end of 2015 from time to time in the open market, through privately negotiated transactions, block transactions or otherwise in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. As of the date of this filing, we have not repurchased any shares under our stock repurchase program.

Item 6.	Selected Financial Data

The following table presents summary combined and consolidated operating results and other information of SunCoke Energy and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Combined and Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

The historical Combined Financial Statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical Combined Financial Statements also include allocations of certain Sunoco corporate expenses. Our management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. See Note 6 to our Combined and Consolidated Financial

Statements for further information regarding allocated expenses. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Sunoco’s net investment in us is presented as net parent investment, rather than stockholders’ equity, in the Combined Balance Sheets for periods prior the Separation Date.

The weighted average number of common shares outstanding used in the computation of earnings attributable to SunCoke Energy, Inc. / net parent investment per common share for all periods presented includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to us and related capitalization.

	Years Ended December 31
	2011	2010	2009	2008	2007
					(Unaudited)
	(Dollars in millions, except per share amounts)
Operating Results:
Sales and other operating revenue	$1,527.6	$1,316.5	$1,124.0	$838.9	$515.2
Operating income	$67.5	$174.2	$211.6	$150.7	$14.9
Net income	$58.9	$146.3	$211.2	$132.9	$50.3
Net income attributable to SunCoke Energy, Inc. / net parent investment	$60.6	$139.2	$189.6	$113.9	$30.5
Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.87	$1.99	$2.71	$1.63	$0.44
Diluted	$0.87	$1.99	$2.71	$1.63	$0.44
Other Information:
Cash and cash equivalents	$127.5	$40.1	$2.7	$23.0	$22.4
Total assets	$1,941.8	$1,718.4	$1,546.7	$1,312.9	$992.5
Long-term debt, including current portion (due to unrelated parties)	$726.4	$—	$—	$—	$—
SunCoke Energy, Inc. stockholders’ equity / net parent investment	$525.5	$369.5	$742.0	$552.4	$445.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 18, 2011), refer to the cokemaking and coal mining operations of Sunoco prior to their transfer to the Company in connection with the Separation. References when used in the present tense or prospectively (after July 18, 2011), refer to SunCoke Energy, Inc. and its subsidiaries.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.

Overview

SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, “we”, “our” and “us”) is the largest independent producer of high-quality metallurgical coke in the Americas, as measured by tons of coke produced each year, and has almost 50 years of coke production experience. Metallurgical coke is a principal raw material in the integrated steelmaking process. We have designed, developed and built, and own and operate five metallurgical cokemaking facilities in the United States (“U.S.”). Our fifth U.S. cokemaking facility in Middletown, Ohio was recently completed and commenced operations in October 2011. During 2011, we sold approximately 3.8 million tons of metallurgical coke to our three primary customers in the United States: ArcelorMittal, U.S. Steel, and AK Steel. All of these coke sales agreements contain take-or-pay provisions, which require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. With the completion of our Middletown facility, our total U.S. cokemaking capacity has increased to approximately 4.2 million tons of coke per year.

We also designed and operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year. We earn income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the United States and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazilian subsidiary of ArcelorMittal.

Metallurgical coke, which is made from metallurgical coal, is primarily consumed by the steel industry. Approximately 80 percent of all coke produced is used in blast furnace steelmaking and other steelmaking processes. Consequently, the cokemaking industry is largely dependent on the outlook for steelmaking and particularly blast furnace steel making. U.S. and Canada demand for blast furnace coke in 2012 is estimated to be approximately 18 million tons. Blast furnace steel production and coke demand is expected to remain relatively flat in the near term, but we estimate it could increase by up to two million tons per year by 2015 with a recovery in the U.S. economy and resulting increase in steel demand.

We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.4 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2011. Our mining area consists of 14 active underground mines, two active surface mines and two active highwall mines as well as three preparation plants and four load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia. Our underground metallurgical coal mining operations near our Jewell cokemaking facility had approximately 114 million tons of proven and probable coal reserves at December 31, 2011.

Metallurgical coal is the key raw material in the production of metallurgical coke. Our mining operations have historically produced coal that we believe possesses highly desirable coking properties, mid-volatility and average sulfur and ash content. Historically, substantially all of our mined coal has been used internally at our nearby Jewell cokemaking facility or at our other domestic cokemaking facilities. The operations of the recently acquired HKCC Companies produce high volatile A and high volatile B metallurgical coals, which can be blended with the mid-volatility coal produced by our existing coal mining operations, and high quality steam coal. Approximately 80 percent of total expected 2012 production volumes, including production of the HKCC Companies and our surface mining venture with Revelation Energy, LLC (“Revelation”), are contracted for sale at an average price of $171 per ton. Approximately 88 percent of our mid-volatility metallurgical coal is contracted for sale at an average price of $177 per ton, including the carryover of 200,000 tons from 2011 at a price of $165 per ton.

Our Separation from Sunoco

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco. Our separation from Sunoco occurred in two steps:

•

We were formed as a wholly-owned subsidiary of Sunoco. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100% of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1% of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9% of our outstanding common stock.

•

On the Distribution Date, Sunoco made a pro-rata, tax free distribution (the “Distribution”) of the remaining shares of our common stock that it owned in the form of a special stock dividend to Sunoco shareholders. Sunoco shareholders received 0.53046456 of a share of common stock for every share of Sunoco common stock held as of the close of business on the January 5, 2012, the record date for the Distribution. After the Distribution, Sunoco ceased to own any shares of our common stock.

2011 Key Financial Results

•

Revenues in 2011 increased 16 percent to $1,538.9 million primarily due to higher sales in our Other Domestic Coke segment, driven by the pass-through of higher coal prices and fees. Higher sales in our Coal Mining segment, which reflects higher coal prices and the acquisition of HKCC, also contributed to the increase in revenues.

•

Net income attributable to stockholders was $60.6 million in 2011 compared to $139.2 million in 2010. The decrease was due to the impact of the ArcelorMittal contract amendments, operating challenges at the Indiana Harbor facility, expenses related to becoming a public company, headquarter relocation costs and increased financing costs. These decreases were partially offset by favorable results in our Coal Mining segment.

•	Adjusted EBITDA was $140.5 million in 2011 compared to $227.3 million in 2010.

•	Cash generated from operating activities was $101.3 million in 2011 compared to $296.6 million in 2010.

Our Focus in 2011

2011 was a year of transformation for SunCoke Energy as we completed our IPO and took the necessary steps to position the Company to separate from Sunoco, including building a strong management team to support the requirements of being a public company. In 2011, we strengthened our foundation and positioned our business for growth in 2012 and beyond. Our 2011 business and growth strategies were as follows:

•	Maintain a consistent focus on operational excellence, safety and environmental stewardship.

•	Execute successful startup of our Middletown cokemaking operations.

•	Begin permitting work for a potential new U.S. plant in anticipation of a market recovery.

•	Grow international footprint in key growth markets with immediate focus on India.

•	Expand domestic coal production from existing reserves and improve efficiency of existing mines.

•	Establish solid liquidity to position business for growth.

Maintain our consistent focus on operational excellence, including safety and environmental stewardship.

Operating our cokemaking facilities reliably and at low cost while producing consistently high quality coke is critical to maintaining the satisfaction of our existing customers and our ability to grow with new and existing customers. We have developed and instituted a management program to drive the reliable and cost-efficient operation of our facilities through standardized processes, procedures and management systems incorporating best practices that we refer to as the “SunCoke Way.” We believe that the SunCoke Way provides the foundation to achieve operational excellence at our facilities and represents a key component of the future growth of our business. Our expertise at developing, constructing and operating our facilities will enable us to continue growing with our customers, and others, as they construct new blast furnaces and their existing cokemaking facilities require replacement. We are also committed to maintaining a safe work environment and ensuring strict compliance with applicable laws and regulations at both our cokemaking and coal mining operations. To support these objectives, we are in the process of implementing a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance. We also seek to foster good relationships with regulators, policymakers, state and local officials and the communities in which we operate.

•

Indiana Harbor. Some ovens and associated equipment at our Indiana Harbor cokemaking facility have experienced differential heaving and settling as a result of the instability of the ground on which it was constructed. This differential movement reduced production and required corrective action to certain ovens, ancillary equipment and structures. During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. To meet this anticipated volume shortfall, we entered into contracts to procure the coke from third parties to meet the projected volume shortfall at a cost that exceeded our contract selling price. However, operational improvements at Indiana Harbor resulting from maintenance and repairs at this facility increased volume during the balance of the year and coke production was sufficient to meet our contractual requirements.

The initial term of our Indiana Harbor coke sales agreement with the customer ends on September 30, 2013. In preparation for negotiation of a new long-term contract, we are conducting an engineering study at this facility to identify major maintenance projects necessary to facilitate a long-term contract renewal. In accordance with the preliminary findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to refurbish the facility. This estimate does not include additional spending that may be required in connection with the settlement of the NOV at the Indiana Harbor facility. See the section entitled “Business—Legal and Regulatory Requirements—Environmental Matters and Compliance.” The majority of the spending to complete this refurbishment will take place in 2012 and 2013 and will, in part, be contingent on reaching commercially agreeable terms for a long-term contract extension with our customer and the third-party investor in the partnership (the “Partnership”) that owns the Indiana Harbor cokemaking facility. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached.

Our customer also has a contractual relationship to purchase steam and electricity from Cokenergy, Inc. (“Cokenergy”), an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from the Partnership’s Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The Partnership also has an agreement with Cokenergy under which the Indiana Harbor facility supplies flue gas to Cokenergy and Cokenergy processes such flue gas. The agreement between the Partnership and Cokenergy ends on September 30, 2013. In the first six months of the final year of the agreement between the Partnership and Cokenergy, the parties are obligated to negotiate in good faith for an extension to the term of the agreement. In the event that the parties cannot reach agreement on an extension of the term of the agreement, and subject to the rights of our customer to purchase the energy facility from Cokenergy, the Partnership may purchase certain assets, specifically the flue gas desulfurization system and heat recovery equipment, necessary for the continued operation of the Indiana Harbor cokemaking facility from Cokenergy at fair market value upon written notice to Cokenergy not later than six months prior to the expiration of the agreement. To the extent the Partnership does not exercise such right, Cokenergy at its option may either abandon or remove all or any of the heat recovery equipment of the energy facility.

•

Haverhill and Granite City. We have undertaken capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at our Haverhill and Granite City cokemaking facilities. As a result of our discussions with the EPA, we expect these projects to cost approximately $80 million to $100 million and to be carried out over the 2012 through 2016 period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. For more information, see the section entitled “Business—Legal and Regulatory Requirements—Environmental Matters and Compliance.”

Middletown cokemaking operations.

Our Middletown cokemaking facility commenced operations in October 2011. The facility consists of 100 ovens and a cogeneration facility for the production of electric energy. When fully operational, we expect that the Middletown cokemaking facility will have cokemaking capacity of approximately 550 thousand tons of coke per year and provide, on average, 44 megawatts of electric power per hour. As anticipated during the start-up phase, current production levels are less than full production capacity. We anticipate that these operations will reach full production during the second quarter of 2012.

Begin permitting work for a potential new U.S. plant in anticipation of market recovery.

We are currently discussing opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. One potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. We are in the early stages of permitting for this potential facility in Kentucky, but we are also assessing alternative sites in other states. In light of the current economic and business outlook, we expect to defer seeking customer commitments for this potential facility until we make further progress on obtaining permits, which we anticipate receiving in the latter half of 2012. Our ability to construct a new facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

Grow international footprint in key growth markets with immediate focus on India.

During 2011, we actively researched international markets for metallurgical coke and coke business opportunities, specifically in India and China. As part of this effort, we entered into a memorandum of understanding to make a minority equity investment in an independent metallurgical coke producer in India. After conducting due diligence, we decided in February 2012 not to pursue the investment opportunity. We will continue to explore opportunities to implement our India entry strategy and to grow our international footprint.

Increased coal production.

We are implementing a coal expansion plan at our Jewell coal mining operations that we expect will increase our coal production from our Jewell underground mines. Coal production at our Jewell coal mining operations was 1.07 million tons in 2011 and we anticipate coal production to be approximately 1.15 million tons and 1.45 million tons in 2012 and 2013, respectively. We expect capital outlays for the expansion plan to total approximately $30 million primarily for new mining equipment between 2011 and 2013. We spent approximately $11 million in 2011 and anticipate spending $10 million in 2012. Our coal expansion plan is contingent on market conditions, including the price of metallurgical coal.

Our coal expansion plan also includes growth in surface mining. In June 2011, we entered into a series of coal transactions with Revelation. Under a contract mining agreement, Revelation will mine certain coal reserves at our Jewell coal mining operations that are included in our current proven and probable reserve estimate. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period beginning in the first quarter of 2012 and is expected to produce approximately 1.2 million tons of coal over this period. We anticipate 75 percent of production to be mid-volatility metallurgical coal, with the remaining 25 percent thermal coal. In addition, we intend to build a state-of-the-art rapid train coal loading facility in the proximity of our Jewell coal mining operations at an expected cost of approximately $20 million, of which the majority is expected to be spent in 2012. Once completed, the throughput capacity of the loadout facility will be 2.6 million tons per year. The loadout facility will be operated by Revelation and rail service will be provided by Norfolk Southern.

Establish solid liquidity to position business for growth.

We raised $730.0 million in debt in 2011 and our year end cash and cash-equivalents position was $127.5 million. Additionally, we have $150.0 million available on our revolving credit facility and $45.0 million available on our incremental facility. See the section entitled “Liquidity and Capital Resources” for more information. Our aim is to maintain liquidity and capital resources at levels that will permit us to continue to finance additional growth projects that are likely to require significant capital investment.

Our Focus and Outlook for 2012

In 2012, we will continue to execute the strategies already in place. Our primary focus will be to:

•	Execute the ramp up of our Middletown cokemaking operations; we anticipate that these operations will reach full production during the second quarter of 2012.

•	Achieve targeted domestic coke production volume of 4.0 to 4.2 million tons through continued focus on operational excellence, including safety and environmental stewardship, at all facilities.

•	Continue permitting work for a potential new U.S. plant in anticipation of a market recovery.

•	Continue pursuing and exploring opportunities to profitably expand our cokemaking presence in global markets, with a focus on India and China.

•	Expand domestic coal production from existing reserves and improve efficiency of existing mines.

We expect 2012 net income attributable to stockholders to be in the range of $98 million to $122 million and Adjusted EBITDA to be in the range of $250 million to $280 million. In 2012, we expect diluted earnings per share attributable to SunCoke Energy, Inc. stockholders to be in the range of $1.30 to $1.65. This compares to 2011 diluted earnings per share attributable to SunCoke Energy, Inc. stockholders of $0.87. We expect that these increases will be driven by the full year contribution of the Middletown cokemaking operations, improved operational performance at the Indiana Harbor cokemaking facility and increased volumes and pricing in our Coal Mining segment. We expect free cash flow in 2012 to exceed $50 million (see “Non-GAAP Financial Measures” at the end of this Item). Domestic coke production in 2012 is expected to be between 4.0 million and 4.2 million tons. Coal production in 2012 is expected to be approximately 1.8 million tons.

Items Impacting Comparability

•

Resolution of Contract Disputes with ArcelorMittal. Beginning in July 2009, ArcelorMittal initiated legal proceedings challenging the prices charged to ArcelorMittal under the Jewell coke sales agreement. In January 2011, we participated in court ordered mediation with ArcelorMittal which resulted in a commercial resolution of the litigation. The parties agreed to amend the Jewell and Haverhill coke sales agreements effective January 1, 2011 to eliminate the fixed coal cost adjustment factor in the Jewell agreement and increase the operating cost and fixed fee components of the coke price under both agreements. The parties also agreed that the take-or-pay provisions of these coke sales agreements would remain in effect through the end of the terms of these agreements in December 2020. Prior to the settlement, these take-or-pay provisions were scheduled to change in the second half of 2012 into annually adjusted provisions that would have only required ArcelorMittal to purchase coke from us for its projected requirements above certain fixed thresholds. This extension provides us a guaranteed outlet for coke production through 2020. We also expect that the settlement will significantly reduce the concentration of our profitability in the Jewell coke sales agreement. For example, once our Middletown facility is in full production, which we expect to occur during the second quarter of 2012, we anticipate that none of our coke sales agreements will constitute more than approximately 20 percent of our overall operating income excluding corporate overhead costs, whereas the Jewell coke sales agreement accounted for nearly 80 percent of such income in 2010. If the amendments to the coke supply agreements had been in place during 2010 and 2009, the pretax earnings of the Jewell Coke segment would have been reduced by approximately $69 million and $84 million, respectively, and the pretax earnings of Haverhill facility included in the Other Domestic Coke segment would have been increased by approximately $18 million and $13 million, respectively. We also entered into a settlement agreement with ArcelorMittal to resolve the Indiana Harbor arbitration claims. This settlement was effective January 2011 and will not significantly impact our future income.

•

Indiana Harbor. On September 30, 2011, we acquired the 19 percent interest held by an affiliate of GE Capital in the Partnership that owns the Indiana Harbor facility for $34.0 million. As a result of this transaction, we now hold an 85 percent interest in the Partnership. The remaining 15 percent interest in the Partnership is owned by an affiliate of DTE Energy Company.

In the fourth quarter of 2011, we recorded approximately $7.0 million related to the resolution of certain contract and billing issues with our customer. The Company is taking measures to mitigate the future impact of this item and does not anticipate that it will have a material impact on our financial results in 2012.

•

Acquisition of HKCC Companies. In January 2011, we acquired the HKCC Companies and its affiliated companies for approximately $52 million, consisting of net cash payment of $38 million and contingent consideration of $14 million. This acquisition adds between 250 thousand and 300 thousand tons of coal production annually, with the potential to expand production in the future. HKCC has 20 million tons of proven and probable coals reserves located in Russell and Buchanan Counties in Virginia, contiguous to our existing metallurgical coal mining operations.

•

Middletown Project Execution. We commenced operations at our new Middletown, Ohio cokemaking facility in October 2011. Once fully operational, we expect this facility to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of electricity per hour. Total costs of the project were approximately $410 million.

•

Corporate Separation Transactions. Historically, our operating expenses have included allocations of certain general and administrative costs of Sunoco for services provided to us by Sunoco. Throughout 2011, we have replaced most services provided by Sunoco prior to the Distribution Date and have developed the internal functions, such as financial reporting, tax, regulatory compliance, legal, corporate governance, treasury, internal audit and investor relations, necessary to fulfill our responsibilities as a stand-alone public company. The incremental impact of these operating costs in 2011 was $14.9 million. Additionally, we incurred $7.2 million in nonrecurring operating expense related to headquarter relocation costs and costs associated with hiring key senior management personnel.

•

Black Lung Obligations. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. The impact of PPACA, coupled with changes in discount rates and other assumptions, increased our black lung benefit obligation by approximately $6.0 million during 2011.

•

Loss on Firm Purchase Commitments. During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), all of which was recorded during the first quarter of 2011. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor resulting from maintenance and repairs of this facility have increased production since the first quarter and coke production at Indiana Harbor has since met its contractual requirements with ArcelorMittal. We subsequently recorded lower of cost or market adjustments of $1.9 million ($1.4 million attributable to SunCoke Energy, Inc./net parent investment and $0.5 million attributable to noncontrolling interests) on this purchased coke.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire on the earlier of July 31, 2012 or full consumption of, and payment for, the coke. If, after July 31, 2012, the customer has not consumed all of the consigned coke, the Company will remove any of the remaining coke from the customer’s facility and will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In January 2012, the customer consumed 7,500 tons of coke.

•

Financing Activities. Prior to the IPO, our primary source of liquidity was cash from operations and borrowings from Sunoco. Our funding from Sunoco was through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled. Prior to the Separation Date, we also earned interest income on $289.0 million in notes receivable from The Claymont Investment Company (“Claymont”), a then wholly owned subsidiary of Sunoco. In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy. As a result, we no longer earn interest income for these notes, as the balances and related interest are eliminated in our consolidated results. For periods prior to the Separation Date, interest income exceeded interest expense.

Since July 26, 2011, SunCoke Energy has issued $730.0 million in debt. For periods subsequent to the Separation Date, interest expense exceeded interest income. For more information, see the section entitled “Liquidity and Capital Resources.”

Results of Operations

The following table sets forth amounts from the Combined and Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,527.6	$1,316.5	$1,124.0
Other income, net	11.3	10.0	21.0

Total revenues	1,538.9	1,326.5	1,145.0

Costs and Operating Expenses
Cost of products sold and operating expenses	1,305.8	1,036.9	860.9
Loss on firm purchase commitments	18.5	—	—
Selling, general and administrative expenses	88.7	67.2	40.2
Depreciation, depletion and amortization	58.4	48.2	32.3

Total costs and operating expenses	1,471.4	1,152.3	933.4

Operating income	67.5	174.2	211.6

Interest income (primarily from affiliate)	12.9	23.7	24.5
Interest cost — affiliate	(3.5)	(5.4)	(5.7)
Interest cost	(20.6)	—	—
Capitalized interest	9.8	0.7	1.5

Total financing (expense) income, net	(1.4)	19.0	20.3

Income before income tax expense	66.1	193.2	231.9
Income tax expense	7.2	46.9	20.7

Net income	58.9	146.3	211.2
Less: Net (loss) income attributable to noncontrolling interests	(1.7)	7.1	21.6

Net income attributable to SunCoke Energy, Inc./net parent investment	$60.6	$139.2	$189.6

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Revenues. Our total revenues, net of sales discounts, were $1,538.9 million for the year ended December 31, 2011 compared to $1,326.5 million for the corresponding period of 2010. The increase was primarily driven by higher sales in our Other Domestic Coke segment due to the pass-through of higher coal prices and an increase in fees. Higher sales in our Coal Mining segment, due to higher coal prices and the contribution from HKCC Companies, also contributed to the increase in revenues. Comparability between periods is impacted by a lower coke sales price in the Jewell Coke segment resulting from contractual amendments with ArcelorMittal that became effective in the first quarter of 2011. Sales price discounts provided to our customers in connection with sharing of nonconventional fuels tax credits were $12.9 million and $12.0 million for the year ended December 31, 2011 and 2010, respectively.

Costs and Operating Expenses. Total operating expenses were $1,471.4 million for the year ended December 31, 2011 compared to $1,152.3 million for the corresponding period of 2010. The increase in cost of products sold and operating expenses was driven by higher purchased coal costs, increased coal and coke volumes and higher coal mining costs. Selling, general and administrative expenses (“SG&A”) increased $21.5 million in 2011 due to higher corporate expenses associated with public company readiness, increased headcount and relocation costs and higher pre-start up Middletown costs. SG&A expenses in 2010 included legal fees and settlement charges related to the resolution of the Jewell Coke contract amendments and a settlement agreement with ArcelorMittal that resolved Indiana Harbor arbitration claims. Depreciation, depletion and amortization expense increased due to the addition of the Middletown cokemaking facility, the acquisition of HKCC and higher depreciation at our Granite City facility due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $1.4 million for the year ended December 31, 2011 compared to $19.0 million in net financing income for the year ended December 31, 2010. The 2011 period reflects $20.6 million of interest expense associated with the issuance of debt and a $10.8 million decrease in interest income from Claymont, a former Sunoco subsidiary, offset by a $9.1 million increase in capitalized interest related to capital projects. Beginning in the third quarter of 2011, the Company used its external interest rate as a basis for capitalizing interest, which was higher than historical rates.

Income Taxes. Income tax expense decreased $39.7 million to $7.2 million for the year ended December 31, 2011 compared to $46.9 million for the corresponding period of 2010. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits and the effects of the Indiana and Illinois statutory rate changes recorded during the second and third quarters of 2011, was 38.3 percent for the year ended December 31, 2011 compared to 35.4 percent for the corresponding period of 2010. Our effective tax rate was higher for the year ended December 31, 2011 compared to December 31, 2010 largely due to the loss of the 2010 manufacturer’s deduction for federal income tax purposes. We were not able to utilize this tax benefit in 2011 because we had a federal net operating loss for tax purposes. Nonconventional fuel tax credits increased $0.8 million to $19.8 million for the 2011 period from $19.0 million in the same period of 2010 driven by increased production from the Granite City and Haverhill cokemaking facilities.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Revenues. Our total revenues were $1,326.6 million for the year ended December 31, 2010 compared to $1,145.0 million for the corresponding period of 2009. The 16 percent increase was primarily due to sales from our Granite City cokemaking facility which commenced operations in the fourth quarter of 2009. Sales price discounts provided to our customers in connection with sharing of nonconventional fuels tax credits were $12.0 million and $7.8 million for the year ended December 31, 2010 and 2009, respectively.

Costs and Operating Expenses. Total operating expenses were $1,152.3 million for the year ended December 31, 2010 compared to $933.4 million for the corresponding period of 2009. The increase in cost of products sold and operating expenses was primarily attributable to expenses at our Granite City facility and higher purchased coal costs due to higher coke sales volumes at our Haverhill facility also contributed to the increase. SG&A expenses were higher compared to the prior year period due to legal fees and settlement charges related to the resolution of the Jewell Coke contract amendments and a settlement agreement with ArcelorMittal that resolved Indiana Harbor arbitration claims. Depreciation, depletion and amortization expense increased in 2010 due to a full year of depreciation at our Granite City facility, which commenced operations in the fourth quarter of 2009.

Financing (Expense) Income, Net. Net financing income decreased $1.3 million to $19.0 million for the year ended December 31, 2010 compared to $20.3 million for the corresponding period of 2009. The decrease in net financing income was primarily due to a reduction in capitalized interest and lower interest income.

Income Taxes. Income tax expense increased $26.2 million to $46.9 million for the year ended December 31, 2010 compared to $20.7 million for the corresponding period of 2009. Our effective tax rate after deducting income attributable to noncontrolling interests and excluding tax credits was 35.4 percent for the year ended December 31, 2010 compared to 38.3 percent for the corresponding period of 2009. The decrease in the effective tax rate was partially attributable to the recognition of the manufacturing deduction for federal income tax purposes in 2010. We did not realize this benefit in the 2009 period because we had a net operating loss for tax purposes due primarily to bonus depreciation from the Granite City cokemaking facility that was placed in service in the fourth quarter of 2009. The state income tax rate was also lower due to increased income from the Haverhill cokemaking facility, which has a lower effective tax rate. Tax expense increased due to the absence of a one-time $40.7 million gasification investment tax credit associated with the commencement of operations at our Granite City facility in the fourth quarter of 2009. Nonconventional fuels tax credits were essentially unchanged at $19.0 million for the 2010 period as higher tax credits associated with sales from our Granite City cokemaking facility and the second phase of the Haverhill cokemaking facility were partially offset by the absence of credits from sales at the Jewell facility and the first phase of the Haverhill facility, as eligibility for credits from these facilities expired on December 31, 2009.

Results of Reportable Business Segments

We report our business results through four segments:

•	Jewell Coke consists of our cokemaking operations located in Vansant, Virginia;

•

Other Domestic Coke consists of our Indiana Harbor, Haverhill and Granite City cokemaking and heat recovery operations located in East Chicago, Indiana, Franklin Furnace, Ohio and Granite City, Illinois, respectively. Beginning in the fourth quarter of 2011, our Other Domestic Coke segment included our Middletown, Ohio facility;

•	International Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal; and

•

Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia. In addition, we have included the results of the HKCC Companies that we acquired in January 2011 in this segment from the date of acquisition.

Our coke sales agreements in our Jewell Coke and Other Domestic Coke segments contain highly similar contract provisions. Specifically, each agreement includes:

•

Take-or-Pay Provisions. Substantially all of our current coke sales are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage maximum or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We do not have any significant spot coke sales; accordingly spot prices for coke do not generally affect our revenues.

•

Coal Cost Component with Pass-Through Provisions. The largest cost component of our metallurgical coke is the cost of purchased coal, including any transportation or handling costs. Under the contracts at our cokemaking facilities in the Other Domestic Coke segment, coal costs are a pass-through component of the coke price, provided that we realize certain targeted coal-to-coke yields. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains.

Under the Jewell coke sales agreement, prior to January 1, 2011, the component of the coke price attributable to coal was equal to the delivered cost of coal applicable to our sales to ArcelorMittal from our Haverhill facility increased by the application of a fixed adjustment factor. As a result of this pricing formula, as coal prices increased, the profitability of our Jewell facility increased, and as coal prices decreased, the profitability of our Jewell cokemaking facility decreased. The coal supply for our Haverhill cokemaking facility has generally been purchased under contracts with terms of one- to two- years. Accordingly, these coal costs were most impacted by market prices at the time these agreements were entered into and were generally not responsive to changes in coal prices during the year. The impact of coal prices on Jewell Coke profitability has therefore lagged the market for spot coal prices.

Beginning January 1, 2011, as a result of the settlement agreement with ArcelorMittal discussed above, the coal component of the price of coke under the Jewell coke sales agreement was amended. The coal component of the Jewell coke price will now be fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales. To the extent that contracts for third-party coal purchases at our Haverhill facility convert to pricing mechanisms of less than a year, the Jewell coke price will be adjusted accordingly during that year. The fixed adjustment factor has been eliminated, and as a result, coal prices will no longer significantly affect the financial results of the Jewell Coke segment. The transfer price for coal supplied from our coal mining operations for use at our Jewell cokemaking operations is based on the prices of our annual third-party coal sales agreements if such sales volumes exceed a minimum threshold. If third-party sales volumes do not exceed this threshold, the transfer price is based on annual prices for internal sales to our affiliates. As a result of the different coal pricing mechanisms in the Jewell coke sales agreement and the transfer agreement between Jewell cokemaking and our coal mining operations, the financial results of the Jewell Coke segment may be impacted by annual coal pricing differentials between the two mechanisms. However, because both our coal purchases for Haverhill, which establish the annual coal component for the Jewell coke price, and our third-party coal sales are generally concluded on an annual basis and at similar times of the year, we expect fluctuations to be limited.

•

Operating Cost Component with Pass-Through or Inflation Adjustment Provisions. Our coke prices include an operating cost component. Operating costs under three of our coke sales agreements are passed through to the respective customers subject to an annually negotiated budget in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Under our other two coke sales agreements, the operating cost component for our coke sales are fixed subject to an annual adjustment based on an inflation index. Accordingly, actual operating costs can have a significant impact on the profitability of all our domestic cokemaking facilities.

•

Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer and is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement.

•

Tax Component. Our coke sales agreements also contain provisions that generally permit the pass-through of all applicable taxes (excluding income taxes) related to the production of coke at our facilities.

•

Coke Transportation Cost Component. Where we deliver coke to our customers via rail, our coke sales agreements also contain provisions that permit the pass-through of all applicable transportation costs related to the transportation of coke to our customers.

Our domestic coke facilities have also realized, and some continue to realize, certain federal income tax credits. Specifically, energy policy legislation enacted in August 2005 created nonconventional fuel tax credits for U.S. federal income tax purposes pertaining to a portion of the coke production at our Jewell cokemaking facility, all of the production at our Haverhill and Granite City cokemaking facilities and all future domestic cokemaking facilities placed into service by January 1, 2010. The credits cover a four-year period, effective the later of January 1, 2006 or the date any new facility is placed into service prior to January 1, 2010. Accordingly, the credits attributable to a portion of production from our Jewell cokemaking facility and all production from the first phase of our Haverhill facility expired on December 31, 2009. The credits attributable to production from the second phase of our Haverhill and our Granite City facility will expire June 2012 and September 2013, respectively. In 2011, 2010 and 2009, the value of these credits was approximately $14.83, $14.67 and $14.55 per ton of coke produced, respectively. We currently share a portion of the tax credits with AK Steel and U.S. Steel for sales from the second phase of our Haverhill facility and our Granite City facility, respectively, through discounts to the sales price of coke.

We are currently receiving federal income tax credits for coke production from the second phase of our Haverhill cokemaking facility and our Granite City cokemaking facility. We have carried forward approximately $19.0 million in total of qualifying credits from the year ended December 31, 2010 and have generated approximately $19.8 million in qualifying credits for the year ended December 31, 2011. We expect that both the 2010 and 2011 qualifying credits will be used to reduce Sunoco’s, rather than SunCoke Energy’s, tax liability in future tax returns. To the extent Sunoco ultimately utilizes federal income tax credits for coke production for which it qualified prior to the Distribution, we expect to share a portion of the value of such credits with our customers, but we will not receive the benefits of such credits on our consolidated federal income tax return (pursuant to the tax sharing agreement we entered into in connection with our separation from Sunoco). Sales price discounts provided to our customers in connection with sharing of nonconventional fuels tax credits, which are reflected in the operating results of the Other Domestic Coke segment, totaled $12.9 million, $12.0 million and $7.8 million in the 2011, 2010 and 2009 periods, respectively. Following the Distribution, we will share a portion of the tax credits when we utilize the benefits of such credits on our consolidated federal income tax return. As a result of these discounts, our pretax results for these facilities reflect the impact of these sales discounts, while the actual tax benefits are reflected as a reduction of income tax expense. Accordingly, when the tax credits expire, the results of our Other Domestic Coke segment will increase, but this increase will be more than offset by the increase in our income tax expense.

Revenues from our International Coke segment are derived from licensing and operating fees based upon the level of production from a Brazilian subsidiary of ArcelorMittal. Our revenues also include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend.

Revenues from our Coal Mining segment are generated largely from sales of coal to the Jewell cokemaking facility for conversion into metallurgical coke. Some coal is also sold to our other domestic cokemaking facilities. Coal sales to third parties have historically been limited, but they have increased as a result of the HKCC acquisition. Intersegment coal revenues for sales to the Jewell Coke and Other Domestic Coke segments are based on prices that third parties or coke customers of the Other Domestic Coke segment have agreed to pay for our coal and which approximate the market price for this quality of metallurgical coal. Most of the coal sales to these third parties and facilities are under contracts with one- to two-year terms, and as a result coal revenues lag the market for spot coal prices. Accordingly, the revenues from the Coal Mining segment are most affected by the timing of the execution of coal sales agreements with third parties or the customers of our Other Domestic Coke segment. Coal production costs are the other critical factor in the financial results of the Coal Mining segment.

Overhead expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other.

Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with US GAAP. See “Non-GAAP Financial Measures” at the end of this Item.

Segment Operating Data

The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and other financial and operating data for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31
	2011	2010	2009
	(Dollars in millions)
Sales and other operating revenues:
Jewell Coke	$257.6	$298.0	$324.6
Jewell Coke intersegment sales	—	5.8	—
Other Domestic Coke	1,187.5	979.5	756.0
International Coke	38.0	38.4	40.4
Coal Mining	44.5	0.6	3.0
Coal Mining intersegment sales	172.1	132.3	119.5
Elimination of intersegment sales	(172.1)	(138.1)	(119.5)

Total	$1,527.6	$1,316.5	$1,124.0

Adjusted EBITDA (1):
Jewell Coke	$57.6	$151.5	$182.3
Other Domestic Coke	89.4	78.5	22.7
International Coke	13.7	15.0	23.3
Coal Mining	24.0	(3.6)	11.0
Corporate and Other	(44.2)	(14.1)	(9.1)

Total	$140.5	$227.3	$230.2

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	98	99	99
Other Domestic Coke(2)	100	97	87

Total	100	97	90
Coke production volumes (thousands of tons):
Jewell Coke	707	715	714
Other Domestic Coke	3,055	2,879	2,155

Total	3,762	3,594	2,869
International Coke production—operated facility (thousands of tons)	1,442	1,636	1,263
Coke sales volumes (thousands of tons):
Jewell Coke(3)	702	721	694
Other Domestic Coke	3,068	2,917	2,119

Total	3,770	3,638	2,813

Coal Operating Data(4):
Coal sales volumes (thousands of tons):
Internal use	1,128	1,275	1,189
Third parties	326	2	25

Total	1,454	1,277	1,214

Coal production (thousands of tons)	1,364	1,104	1,134
Purchased coal (thousands of tons)	117	149	73
Coal sales price per ton (excludes transportation costs)(5)	$148.64	$103.76	$100.45
Coal cash production cost per ton(6)	$132.27	$105.92	$92.07
Purchased coal cost per ton(7)	$103.11	$87.74	$43.10
Total coal production cost per ton(8)	$137.23	$108.67	$93.35

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP below.
(2)	Excludes Middletown capacity utilization.
(3)	Excludes 17 thousand tons of internal coke sales to our Indiana Harbor cokemaking operations during 2010.
(4)	Includes production from Company and contract-operated mines.
(5)	Includes sales to affiliates, including sales to Jewell Coke established via a transfer pricing agreement. The transfer price per ton to Jewell Coke was $153.98, $103.74 and $100.19 for 2011, 2010 and 2009, respectively.
(6)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume. Coal cash production cost per ton, excluding HKCC, was $142.29, $105.92 and $92.07 for 2011, 2010 and 2009, respectively.
(7)	Costs of purchased raw coal divided by purchased coal volume.
(8)	Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $8.89, $6.04 and $4.77 for 2011, 2010 and 2009, respectively.

Analysis of Segment Results

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $40.4 million, or 13.5 percent, to $257.6 million in 2011 compared to $298.0 million in 2010. Comparability between periods was impacted by the ArcelorMittal contract amendments. As a result of the amendments, the absence of the fixed adjustment factor decreased sales revenue by $96.8 million while higher operating cost and fixed fee components from the amendments increased sales revenues by $28.0 million over the prior year period. The combination of these factors resulted in a net decrease of $68.8 million over the prior year period. Sales revenue further decreased $10.3 million due to decreased external sales in 2011 compared to the prior year period. These factors were partially offset by higher average coal and transportation costs and an increase in tons sold to ArcelorMittal, which increased sales revenue by $32.6 million, $3.4 million and 2.8 million, respectively.

Adjusted EBITDA

Adjusted EBITDA from our Jewell Coke segment decreased $93.9 million, or 62 percent, to $57.6 million in 2011 compared to $151.5 million in 2010. Comparability between periods is impacted by the ArcelorMittal contract amendments, which decreased segment earnings by $68.8 million.

Internal coal transfer pricing increased from $103.74 per ton in 2010 to $153.98 per ton in 2011 and negatively impacted Jewell Coke segment earnings by $52.2 million, with a corresponding increase in the earnings of the Coal Mining segment. Other items, including the absence of attractively priced spot coke sales that occurred in the prior year, the consolidated elimination of intersegment coke sales in the prior period and higher operating expenses in the current period further reduced segment earnings by an aggregate of $11.6 million. Excluding the impact of these spot coke sales and intersegment coke sales, the impact of volume changes on Adjusted EBITDA was flat. The impact to earnings due to these higher coal costs and other items was partially offset by $38.7 million of higher revenues, primarily due to the pass-through of higher coal prices, which increased from $130 per ton to $165 per ton. Had the internal transfer price of coal been equal to the contract price of $165 per ton, 2011 earnings would have decreased by $11.5 million in the Jewell Coke segment, with an equal and offsetting increase in the Coal Mining segment.

Depreciation expense, which is not included in segment profitability, increased $0.5 million, from $4.4 million in 2010 to $4.9 million in 2011.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $208.0 million, or 21.2 percent, to $1,187.5 million in 2011 compared to $979.5 million in 2010. The start-up of Middletown operations in the fourth quarter of 2011 contributed $28.6 million to the increase in sales. Excluding Middletown, the increase was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed $115.9 million of the increase. Higher fixed fee revenue and fees for the reimbursement of operating costs contributed $34.9 million to sales revenue. Coke sales volumes also increased 83 thousand tons, or 3 percent, in 2011 compared to 2010, which contributed $27.8 million of the increase. Capacity utilization in 2011 was 100 percent and increased from 97 percent in 2010. Increased capacity utilization at Indiana Harbor and Granite City favorably impacted volume and sales, including energy sales. Sales decreased by $7.0 million in 2011 due to a resolution of certain contract and billing issues with our customer at Indiana Harbor. The Company is taking measures to mitigate the future impact of this item and does not anticipate that it will materially impact 2012.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $10.9 million, or 13.9 percent, to $89.4 million for 2011 compared to $78.5 million in 2010. The start-up of Middletown operations in the fourth quarter of 2011 decreased Adjusted EBITDA by $0.4 million. Excluding Middletown, increases in Adjusted EBITDA attributable to contract changes and steam sales were partially offset by decreased recovery of coal and operating costs primarily due to Indiana Harbor results in the first quarter of 2011. Based on the operating results of Indiana Harbor, loss on noncontrolling interest increased $8.8 million. Sales discounts also increased $0.9 million, which are excluded from Adjusted EBITDA.

Haverhill contract changes increased operating cost reimbursement and fixed fee revenue by $17.5 million in 2011. Higher steam and power sales increased segment earnings by $6.8 million.

These increases were partially offset by lower results at Indiana Harbor. During the first three months of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. We entered into contracts to procure the coke from third parties to meet the projected volume shortfall. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), all of which was recorded during the first three months of 2011. During the balance of the year, we recorded lower of cost or market adjustments totaling $1.9 million ($1.4 million attributable to SunCoke Energy stockholders’ equity and $0.5 million attributable to noncontrolling interests) on the purchased coke. Operational improvements at Indiana Harbor resulting from maintenance and repairs at this facility increased volume during the second, third and fourth quarters such that coke production at Indiana Harbor was sufficient to meet contractual requirements with ArcelorMittal. Additionally, higher maintenance and repair costs to address oven reliability issues of approximately $6.4 million, which was not recoverable from our customer, lowered recovery of operating costs in 2011. Finally, the resolution of certain contract and billing issues with our customer at Indiana Harbor decreased Adjusted EBITDA by $7.0 million in 2011. The Company is taking measures to mitigate the future impact of this item and does not anticipate that it will have a material impact in 2012.

Selling, general and administrative expenses decreased by approximately $9.1 million, which was driven primarily by settlement and legal cost incurred at Indiana Harbor in 2010, which was slightly offset by a change in the corporate allocation methodology for Granite City.

Depreciation expense, which is not included in segment profitability, increased $3.7 million, from $35.0 million in 2010 to $38.7 million in 2011.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $0.4 million, or 1 percent, to $38.0 million in 2011 compared to $38.4 million in 2010. Sales and other operating revenue decreased due to lower operating and license fees driven by a 12 percent decrease in coke production, partially offset by a higher pass-through of operating costs.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $1.3 million, or 9 percent, to $13.7 million in 2011 compared to $15.0 million in 2010. The decrease is due primarily to lower licensing and operating fees and higher selling, general and administrative expenses in 2011 partially offset by the absence of currency transaction losses recognized in 2010.

Depreciation expense, which is not included in segment profitability, was insignificant in both 2011 and 2010.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue increased by $83.7 million, or 63 percent, to $216.6 million in 2011 compared to $132.9 million in 2010 due to an increase in coal sales price per ton of $44.88 from $103.76 in 2010 to $148.64 in 2011 and an increase in volume of 177 thousand tons.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $39.8 million, or 30 percent, to $172.1 million in 2011 compared to $132.3 million in 2010 due mainly to an increase in transfer price from $103.74 per ton in 2010 to $153.98 per ton in 2011. The increase in price was partially offset by a 12 percent decrease in internal sales volume as sales to facilities in our Other Domestic Coke segment decreased.

Third party sales in 2011 increased $43.9 million from $0.6 million in 2010 to $44.5 million in 2011. Third party sales during 2010 were insignificant. Existing operations sold 150 thousand external tons in 2011 and contributed $24.7 million to the increase. The acquisition of HKCC contributed 176 thousand tons, or $19.2 million in third party sales, during 2011.

Adjusted EBITDA

Adjusted EBITDA increased $27.6 million to $24.0 million in 2011 from a loss of $3.6 million in 2010. Had the internal transfer price of coal been equal to the contract price of $165 per ton, 2011 earnings would have increased by $11.5 million in the Coal Mining segment, with an equal and offsetting decrease in the Jewell Coke segment.

The increase in Adjusted EBITDA was driven by higher sales offset by higher operating costs of $56.1 million. Our existing mining operations contributed $39.5 million of the increase in operating costs. This increase was driven by increasing reject rates due to variations in the thickness and quality of coal seams, lower productivity due to labor shortages for experienced miners and regulatory compliance requirements, incremental costs associated with training, higher wage rates and implementation of a new bonus program to retain skilled mine employees, and higher royalty payments.

HKCC further contributed $16.7 million in operating costs, which also included a $1.9 million favorable fair value adjustment related to the HKCC contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the real property or leased property acquired by HKCC if production levels exceed 150 thousand tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. This fair value adjustment decreased coal production costs by $1.32 per ton.

Lower volumes of purchased coal improved Adjusted EBITDA by $1.0 million. Increased selling, general and administrative expenses of $1.0 million related to the acquisition of HKCC and capital expenditures further decreased Adjusted EBITDA for 2011 compared to 2010. Finally, coal cash production costs absorbed in inventory increased $5.8 million for 2011 compared to 2010.

The combined impact of these factors resulted in coal production costs increasing from $108.67 per ton in 2010 to $137.23 per ton in 2011 and coal cash production costs increasing from $105.92 per ton in 2010 to $132.27 per ton in 2011.

Depreciation expense, which is not included in segment profitability, increased $5.2 million, from $7.7 million in 2010 to $12.9 million in 2011 due primarily to the acquisition of HKCC.

Corporate and Other

Corporate expenses increased $30.1 million to $44.2 million in 2011 compared to $14.1 million in 2010. The increase in corporate expenses was driven by $14.9 million in additional headcount and fees required to operate as a public company, $3.6 million in additional headcount and costs related to the planned start-up of the Middletown operations, $7.2 million in headquarters relocation costs and $2.6 million in costs related to Black Lung obligations.

Depreciation expense, which is not included in segment profitability, increased $0.7 million, from $1.0 million in 2010 to $1.7 million in 2011 due primarily to accelerated depreciation and asset write-offs as a result of our corporate headquarters relocation.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $26.6 million, or 8 percent, to $298.0 million in 2010 compared to $324.6 million in 2009. This decrease was mainly attributable to lower pricing, which contributed $37.2 million of the decrease, offset partially by a $10.6 million increase due to higher sales volumes. In 2010 and 2009, the component of the coke price attributable to coal was equal to the delivered cost of coal applicable to our sales to ArcelorMittal from our Haverhill facility, increased by the application of a fixed adjustment factor. As a result of this pricing formula, as coal prices increased, the sales and profitability of our Jewell facility increased, and as coal prices decreased, the sales and profitability of our Jewell cokemaking facility decreased. In 2010, Jewell pricing and sales were adversely impacted by lower average coal costs at our Haverhill facility, which were $217.37 per ton of coke in 2010 compared to $251.55 per ton of coke in the 2009 period. Jewell Coke also had intercompany sales of approximately 17 thousand tons to Indiana Harbor during 2010.

Adjusted EBITDA

Adjusted EBITDA from our Jewell Coke segment decreased $30.8 million, or 17 percent, to $151.5 million in 2010 compared to $182.3 million in 2009. The decrease in segment earnings was largely driven by a $33.1 million decrease in operating margins due to lower sales pricing and higher internal coal transfer pricing, partially offset by the favorable impact of volume increases. Selling, general and administrative costs increased $3.6 million due to higher legal fees associated with the ArcelorMittal litigation and also contributed to the decrease in segment earnings. As described above, the sales price at Jewel Coke was adversely impacted by lower average coal costs at our Haverhill facility and was the primary driver for the decrease in Adjusted EBITDA in 2010. Margins were also adversely impacted by higher internal coal transfer pricing, which increased 2.9 percent on a per ton basis in 2010. Higher sales volumes had a $6.0 million favorable offset to the decrease in Adjusted EBITDA and were largely due to the timing of shipments for December 2009 production.

Depreciation expense, which is not included in segment profitability, decreased $0.1 million, from $4.5 million in 2009 to $4.4 million in 2010.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $223.5 million, or 30 percent, to $979.5 million in 2010 compared to $756.0 million in 2009. The increase was mainly attributable to the incremental impact of a full year of sales at our Granite City operations, higher pass through costs and volume increases. Granite City commenced operations in the fourth quarter of 2009 and contributed $185.2 million to this increase.

Coke sales volumes, excluding Granite City operations, increased 11.0 percent in 2010 compared to 2009 and contributed $21.2 million to the increase in sales and other operating revenue. Operational improvements at Haverhill increased capacity utilization from 84 percent in 2009 to 100 percent in 2010, which favorably impacted volume and sales, including higher energy sales volumes. This favorable variance was offset by lower volume at Indiana Harbor. Sales and other operating revenue at the Indiana Harbor operations was unfavorably impacted by lower capacity utilization, which decreased from 95 percent in 2009 to 93 percent in 2010. In 2010, capacity utilization at this facility was adversely impacted by operational and force majeure issues and as a result, we did not meet our contractual production minimums. Because our customer did not require the additional coke, we did not incur any contractual penalty for the shortfall. The estimated impact to sales and other operating revenue in 2010 was approximately $13.5 million and is included in the variance above.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $55.8 million to $78.5 million for 2010 compared to $22.7 million in 2009. The increase in Adjusted EBITDA was mainly attributable to the incremental impact of a full year of operations at Granite City, which contributed $10.7 million, volume increases and favorable operating margins at Haverhill. This increase was offset partially by higher selling, general and administrative costs, which increased $12.7 million largely due to higher legal and related costs incurred in connection with the resolution of the Indiana Harbor arbitration, and lower operating margins at Indiana Harbor. The change in operating income attributable to noncontrolling interests increased Adjusted EBITDA by $14.3 million in 2010 based on the results of Indiana Harbor. Sales discounts, which are added back to Adjusted EBITDA, also increased $4.2 million as a result of a full year of operations of Granite City and increased volume at Haverhill.

Volume, excluding the impact of Granite City, contributed $14.0 million to the increase in segment earnings. Haverhill volume increased largely due to the resolution of operating difficulties experienced in 2009. Indiana Harbor volume decreased slightly in 2010 compared with 2009 due to operational issues and lower utilization and force majeure events, which impacted segment earnings by $2.9 million.

Operating margins excluding depreciation expense were favorable to the prior year and contributed $25.2 million to the increase in segment earnings. Higher recovery of coal and operating costs at Haverhill was offset partially by a lower recovery at Indiana Harbor. In August 2009, we terminated our coke sales agreement with OAO Severstal and entered into a coke sales agreement with AK Steel. Under the new agreement with AK Steel, certain coal costs related to existing purchase contracts could not be recovered, which adversely impacted segment margins at Haverhill in 2009. Higher coal costs were recovered in 2010, which favorably impacted coal margin at Haverhill. This favorable variance was partially offset by a decline in coal-to-coke yield results at Indiana Harbor. Indiana Harbor coal-to-coke yield results decreased from an $18.1 million benefit in 2009 to a loss of $1.5 million in 2010 due primarily to the adjustment of the contractual coal-to-coke yield standard. Operating margins were also impacted by the absence of $1.5 million in payments received in 2009 at Indiana Harbor for customer-requested reductions in production levels that occurred in the 2009 period.

Depreciation expense, which is not included in segment profitability, increased $13.5 million, from $21.5 million in 2009 to $35.0 million in 2010 primarily as a result of a full year of operations at Granite City.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $2.0 million, or 5 percent, to $38.4 million in 2010 compared to $40.4 million in 2009. Sales and other operating revenue decreased due to lower pass-through operating costs offset partially by higher operating and license fees driven by a 30 percent increase in coke production.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $8.3 million, or 36 percent, to $15.0 million in 2010 compared to $23.3 million in 2009. This decrease was primarily attributable to the recognition of preferred dividend income in 2009 that related to 2008. We receive an annual preferred dividend on our preferred stock investments in the company that owns the Brazilian facility. In 2009, we recognized both the 2009 and 2008 dividends; $9.5 million of which was attributable to 2008 and was recognized in the second quarter after we determined the preferred dividend to be realizable. In 2009, we completed a restructuring of our operating agreement with ArcelorMittal and now recognize preferred dividend income in the fourth quarter of each year if we have met certain minimum production requirements. Offsetting this decline were higher licensing and operating fees in 2010 due to an increase in coke production.

Depreciation expense, which is not included in segment profitability, was insignificant in both 2010 and 2009.

Coal Mining

Sales and Other Operating Revenue

Sales and other operating revenue is generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $12.8 million to $132.3 million in 2010 compared to $119.5 million in 2009 due mainly to a 7.2 percent increase in volume. Sales prices increased from $100.45 per ton in 2009 to $103.76 per ton in 2010 and contributed $3.9 million to the increase in sales and other operating revenue. Sales prices for intercompany sales are based on prices that third parties or coke customers of the Other Domestic Coke segment have agreed to pay and approximate market at the time of contract execution. Sales to third parties are limited at this time and decreased $2.4 million in 2010 due to lower volume.

Adjusted EBITDA

Adjusted EBITDA decreased $14.6 million in 2010 to a loss of $3.6 million compared to earnings of $11.0 million in 2009. This decrease was primarily driven by lower operating margins and a $2.5 million increase in selling, general and administrative costs. Operating margins were unfavorable to the prior year and contributed $12.1 million to the decrease in segment earnings. Production costs increased $15.32 per ton which was largely attributable to higher spending for materials and supplies, fuel and raw coal purchases. Increased labor costs, in part due to staffing in anticipation of the mine expansion, also contributed to the higher production costs. Slightly higher coal sales prices and volumes partially offset these negative factors.

Depreciation expense, which is not included in segment profitability, increased $1.9 million, from $5.8 million in 2009 to $7.7 million in 2010.

Corporate and Other

Corporate expenses increased $5.0 million to $14.1 million for the year ended December 31, 2010 compared to $9.1 million for the corresponding period of 2009. The increased expenses were largely attributable to higher business development and corporate staffing costs.

Depreciation expense, which is not included in segment profitability, increased $0.6 million, from $0.4 million in 2009 to $1.0 million in 2010.

Liquidity and Capital Resources

Prior to the Separation Date, our primary source of liquidity was cash from operations and borrowings from Sunoco. Our funding from Sunoco had been through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly- owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled pursuant to the Separation and Distribution Agreement described in Note 3 to the Combined and Consolidated Financial Statements.

Concurrently with the IPO, SunCoke Energy also entered into the Credit Agreement dated as of July 26, 2011 that provides for a seven-year term loan in a principal amount of $300 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00 percent of the original principal amount per year, with the balance payable on the final maturity date. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facilities (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. On December 15, 2011, we borrowed an additional $30.0 million Term Loan as part of the Incremental Facilities. As of December 31, 2011, there was $45.0 million of capacity under the Incremental Facilities. We have $328.4 million outstanding under the Term Loan as of December 31, 2011.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. In the fourth quarter of 2011, we utilized the Revolving Facility to fund the completion and start-up of our Middletown facility. We did not have any outstanding borrowings under the Revolving Facility as of December 31, 2011.

Concurrently with the IPO, SunCoke Energy issued $400 million aggregate principal amount of senior notes (the “Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.

Net proceeds from the issuance of the Notes, Term Loan and Incremental Facilities were $708.8 million, which reflected a discount reduction of $2.1 million and debt issuance costs and fees of $19.1 million. The net proceeds were used to repay certain intercompany indebtedness to Sunoco of $575.0 million and for general corporate purposes.

Following the Separation Date, our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31
	2011	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$101.3	$296.6	$187.2
Net cash used in investing activities	(275.7)	(213.9)	(215.1)
Net cash provided by (used in) financing activities	261.8	(45.3)	7.6

Net increase (decrease) in cash and cash equivalents	$87.4	$37.4	$(20.3)

Cash Provided by Operating Activities

Net cash provided by operating activities of $101.3 million decreased by $195.3 million for the year ended December 31, 2011 as compared to the corresponding period in 2010. The decrease was primarily attributable to increases in working capital in 2011 largely due to an increase in coal inventory, an increase in coke inventory to meet the projected shortfall at Indiana Harbor and higher accounts receivable, offset partly by higher accounts payable related to inventory purchases. The increase in coal inventory was due in part to the start-up of Middletown operations, which contributed $20.9 million to the increase. The remaining increase was in the Other Domestic Coke segment and was primarily due to an increase in coal inventory volume that resulted from additional purchases made in the third quarter in response to tightness in coal supply due to force majeure events experienced by coal suppliers in the first and second quarters of 2011. The Company anticipates that coal inventory levels will be reduced over the first two quarters of 2012. Lower net income also contributed to the decrease in cash flow from operations. The year ended December 31, 2010 included a reduction in working capital largely attributable to lower accounts receivable balances from a customer that deferred payment at December 31, 2009.

Net cash provided by operating activities increased by $109.4 million for the year ended December 31, 2010 as compared to the corresponding period in 2009. The increase was primarily attributable to reductions in working capital in 2010 largely due to collection of a payment deferred by one customer in December 2009 and an increase in accounts payable and accrued liabilities, which was primarily attributable to the timing of coal payments. Lower net income in 2010 partially offset the cash generated by working capital reductions.

Cash Used in Investing Activities

Cash used in investing activities of $275.7 million increased $61.8 million for the year ended December 31, 2011 as compared to the corresponding period in 2010. The increase was due to higher capital expenditures primarily associated with the construction of the Middletown facility and the acquisition of the HKCC Companies.

Cash used in investing activities decreased by $1.2 million for the year ended December 31, 2010 compared to the corresponding period of 2009. The decrease was largely due to lower expansion capital expenditures partially offset by higher ongoing capital expenditures.

For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $261.8 million increased by $307.1 million for the year ended December 31, 2011 compared to the corresponding period in 2010. The increase was primarily a result of the issuance of the Notes, Term Loan and Incremental Facilities described above offset by repayments to the Sunoco affiliate and the Company’s acquisition of an additional 19% ownership interest in the Partnership that owns the Indiana Harbor cokemaking facility for $34.0 million.

Net cash used in financing activities was $45.3 million and decreased by $52.9 million for the year ended December 31, 2010 compared to the corresponding period in 2009. This decrease was the result of reduced borrowings from an affiliate of Sunoco partially offset by the absence of repayments to affiliates of Sunoco of revolving credit and deficit funding arrangements during 2008.

Capital Requirements and Expenditures

Our cokemaking and coal mining operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to consist, primarily of:

•	ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens, steam generators and coal mines and to comply with environmental regulations;

•	environmental remediation capital expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and

•

expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities, such as projects that increase coal production from existing mines or that increase metallurgical coke production from existing facilities.

The following table summarizes ongoing and expansion capital expenditures:

	Years ended December 31
	2011	2010	2009
	(Dollars in millions)
Ongoing capital	$57.3	$45.9	$28.2
Expansion capital(1)
Middletown	169.4	169.7	25.4
Granite City	—	—	146.2
Haverhill	—	—	15.4
Coal Mining	11.4	—	—

	180.8	169.7	187.0

Total	$238.1	$215.6	$215.2

(1)	Excludes the acquisition of the HKCC Companies.

Our capital expenditures for 2012 are expected to be approximately $120 million, of which ongoing capital expenditures are anticipated to be approximately $60 million in 2012. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending $40 million for expansion capital in 2012 primarily related to our coal expansion project. We anticipate spending $20 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Environmental remediation capital expenditures in 2011, 2010 and 2009 were immaterial.

Our business is capital intensive, requiring capital to fund the construction or acquisition of assets and to maintain such assets. The level of future capital expenditures will depend on various factors, including market conditions and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditures levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.

Management believes our operating cash flows and the Revolving Facilities and the Incremental Facilities should provide sufficient funds to satisfy our capital expenditure needs.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2011:

	Total	Payment Due Dates
		2012	2013-2014	2015-2016	Thereafter
	(Dollars in millions)
Total Debt:
Principal	$728.4	$3.3	$6.6	$6.6	$711.9
Interest	323.7	45.2	89.0	88.2	101.3
Operating leases(1)	19.8	3.2	6.7	5.2	4.7
Purchase obligations:
Coal	1,059.8	1,059.8	—	—	—
Transportation and coal handling(2)	789.6	134.2	111.7	102.8	440.9
Obligations supporting financing arrangements(3)	7.0	4.7	2.3	—	—
Properties, plants and equipment	0.7	0.7	—	—	—
Other(4)	43.5	27.5	3.8	3.4	8.8

Total	$2,972.5	$1,278.6	$220.1	$206.2	$1,267.6

(1)	Our operating leases include leases for office space, land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.
(2)	Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coal purchases and coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.
(3)	Represents fixed and determinable obligations to secure coal handling services at the Indiana Harbor cokemaking facility.
(4)	Primarily represents open purchase orders for materials and supplies.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our principal purchase obligations in the ordinary course of business consist of coal and transportation and distribution services, including railroad services. We also have contractual obligations supporting financing arrangements of third parties, contracts to acquire or construct properties, plants and equipment, and other contractual obligations, primarily related to services and materials. Most of our coal purchase obligations are based on fixed prices. These purchase obligations generally include fixed or minimum volume requirements. Transportation and distribution obligations also typically include required minimum volume commitments. The purchase obligation amounts in the table above are based on the minimum quantities or services to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

Off-Balance Sheet Arrangements

Other than the arrangements described in Note 17 to the Combined and Consolidated Financial Statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Impact of Inflation

Although the impact of inflation has slowed in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees and we expect to continue this practice.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 2 to the Combined and Consolidated Financial Statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition. The preparation of our Combined and Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) properties, plants and equipment; (2) retirement benefit liabilities; (3) black lung benefit obligations; and (4) deferred income taxes. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our Combined and Consolidated Financial Statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Combined and Consolidated Financial Statements provide a meaningful and fair perspective of our financial condition.

Properties, Plants and Equipment

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets which are depreciated on a straight-line basis are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. The lease and mineral rights are capitalized and amortized to operations as depletion expense using the units-of-production method.

Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs were $93.7 million, $65.8 million and $48.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Cautionary Statement Concerning Forward-Looking Statements.”

A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2011, 2010 and 2009.

Retirement Benefit Liabilities

Pension Benefit Liabilities. We have obligations totaling $35.8 million in connection with a funded noncontributory defined benefit pension plan. Effective January 1, 2011, benefits under this plan were frozen for all eligible participants. In addition, we have postretirement welfare benefit plans that provide health care benefits for substantially all of our current retirees. Medical benefits under these plans were also phased out or eliminated for most non-mining employees with less than 10 years of service on January 1, 2011. Our future contributions for these plans will also be subject to an annual cap for all those who are still eligible for these benefits. The postretirement welfare benefit plans are unfunded and have historically been paid by us subject to deductibles and coinsurance that have been the responsibility of retirees. The principal assumptions that impact the determination of both expense and benefit obligations for our pension plan is the discount rate and the long-term expected rate of return on plan assets. The discount rate and the health care cost trend rate are the principal assumptions that impact the determination of expense and benefit obligations for our postretirement health care benefit plans. However, the impact of the health care trend rate has been greatly mitigated by the cap on our contributions.

We determine the discount rates for our pension and other postretirement welfare benefit obligations on the measurement date by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to each plans’ estimated future benefit payments. The present values of our future pension and other postretirement welfare obligations were determined using discount rates of 4.25 and 3.90 percent, respectively, at December 31, 2011 and 5.00 and 4.60 percent, respectively, at December 31, 2010. Our expense under these plans is generally determined using the discount rate as of the beginning of the year, or using a weighted-average rate when curtailments, settlements and/or other events require a plan remeasurement. The weighted-average discount rate for the pension plan was 5.00, 5.60 and 6.00 percent for 2011, 2010, and 2009, respectively. The weighted-average discount rate for postretirement welfare plans was 4.60, 5.30 and 6.05 percent for 2011, 2010 and 2009, respectively.

The long-term expected rate of return on plan assets was assumed to be 8.25 percent for each of the last three years. A long-term expected rate of return of 4.25 percent on plan assets is anticipated to be used to determine our pension expense for 2012. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities. For fiscal 2012, the target asset allocation and strategy was modified to implement a 100% allocation to a portfolio of investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan’s benefit obligation. Therefore, the long-term expected rate of return for 2012 has been modified to reflect the 20 year compound average of simulated expected returns of the new fixed income portfolio based on market conditions as of the beginning of 2012 and reflect blended reversion to long-term normative assumptions. In determining pension expense, we apply the expected rate of return to the fair market value of plan assets at the beginning of the year.

The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return, which is subject to considerable year-to-year variability. In each of the last three years, our pension plan assets were invested in a trust with the assets of other pension plans of Sunoco. Per the Separation and Distribution Agreement, these assets were separated from the Sunoco trust in January 2012 and were transferred to a newly formed trust established for our pension plan. For 2011, the pension plan assets generated a positive return of 6.7 percent compared to a return of 16.0 percent for 2010 and a return of 25.2 percent in 2009. For the 15-year period ended December 31, 2011, the compounded annual investment return on our pension plan assets was a positive return of 7.1 percent. While the 15-year period return is below our long-term expected rate of return for fiscal 2011, we believe that this is largely a result of the negative return during 2008, which was one of the worst asset return periods in history as a result of the financial crisis in the second half of that year. As permitted by existing accounting rules, we do not currently recognize in pension expense the difference between the expected and actual return on assets. Rather, the difference along with other actuarial gains or losses resulting from changes in actuarial assumptions used in accounting for the plans (primarily the discount rate) and differences between actuarial assumptions and actual experience are fully recognized in the Combined and Consolidated Balance Sheets. If such actuarial gains and losses on a cumulative basis exceed 10 percent of the projected benefit obligation (or the fair market value of plan assets, if larger), the excess is amortized into net income as a component of pension or postretirement welfare benefits expense generally over the average remaining service period of plan participants still employed with us, which currently is approximately 13 years for the pension plans and approximately 9 years for the postretirement welfare benefit plans. At December 31, 2011, the accumulated net actuarial loss (gain) for defined benefit and postretirement welfare benefit plans was $15.6 million and $18.7 million, respectively.

Other Post-Employment Benefit Liabilities. We also have unrecognized prior service benefits attributable to our postretirement benefit plans of approximately $24.0 million at December 31, 2011, which is primarily attributable to the phase down or elimination of retiree medical benefits described above. Most of the benefit of this liability reduction will be amortized into income through 2016.

The initial health care cost trend assumptions used to compute the accumulated postretirement welfare benefit obligation were increases of 9.00 percent, 7.75 percent and 8.25 percent at December 31, 2011, 2010 and 2009, respectively. These trend rates were assumed to decline gradually to 5.00 percent in 2020 as of December 31, 2011 and to 2017 as of December 31, 2010 and December 31, 2009; the trend assumption remains at that level thereafter.

Set forth below are the estimated increases in pension and postretirement welfare benefits expense and benefit obligations that would occur in 2012 from a change in the indicated assumptions:

	Change in Rate	Expense(2)	Benefit Obligations(1)(2)
	(Dollars in millions)
Pension benefits:
Decrease in the discount rate	0.25%	$—	$1.0
Decrease in the long-term expected rate of return on plan assets	0.25%	$0.1	$—
Postretirement welfare benefits:
Decrease in the discount rate	0.25%	$—	$1.0
Increase in the annual health care cost trend rates	1.00%	$—	$—

(1)	Represents both the increase in accumulated benefit obligation and the projected benefit obligation for our defined benefit pension plan and the accumulated postretirement benefit welfare obligations for our postretirement welfare benefit plans.
(2)	Certain expense and benefit obligation changes are less than $0.1 million and are not reflected in the table.

Black Lung Benefit Liabilities

We have obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our employees and former employees (and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine Health and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Charges against income for black lung benefits amounted to $8.7 million, $4.8 million and $0.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Our independent actuaries annually calculate the actuarial present value of the estimated black lung liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. For the years ended December 31, 2011, 2010 and 2009, the discount rate used to calculate the period end liability was 4.50, 5.00 and 6.00 percent respectively. A 0.25 percent decrease in the discount rate would have increased 2011 coal workers’ black lung expense by $1.1 million.

The estimated liability recognized in our financial statements at December 31, 2011 and 2010 was $33.5 million and $26.6 million, respectively. Changes in actuarial assumptions, including the discount rate, mortality assumptions and the impact of the PPACA, increased our black lung obligation by approximately $6.0 million at December 31, 2011. For the year ended December 31, 2011, we paid black lung benefits of approximately $2.1 million. Our obligations with respect to these liabilities are unfunded at December 31, 2011.

Deferred Income Taxes

Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Combined and Consolidated Financial Statements have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns, or may be realized in future Sunoco consolidated income tax returns (for periods through the Distribution Date). Our Combined and Consolidated Balance Sheets as of December 31, 2011 and 2010 included deferred income taxes assets (net of valuation allowances) attributable to tax credits and net operating loss carryforwards, determined on a theoretical separate-return basis, totaling $72.2 million and $121.5 million, respectively.

On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the new tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a standalone theoretical basis, are no longer realizable by SunCoke Energy. Accordingly, deferred tax benefits totaling $98.1 million and $18.8 million were eliminated from the Combined and Consolidated Balance Sheet in the 2011 third and fourth quarters, respectively, with a corresponding reduction in SunCoke Energy’s equity accounts.

Additionally, we do not expect to retain any of the remaining federal income tax credits or net operating loss carryforwards that have been previously recognized as deferred income tax assets or that may be generated prior to the Distribution Date. However, we may retain certain state tax credit or net operating loss carryforwards, which have been recognized as deferred tax assets on our Combined and Consolidated Balance Sheet and that may be used to reduce our future income tax liabilities. At December 31, 2011, we estimate that approximately $64.6 million in federal tax benefits and certain state tax benefits may not be realized by SunCoke Energy. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy, and hence, will not be realizable in SunCoke Energy’s standalone tax returns. To the extent any tax assets or liabilities computed on this basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to, or capital contribution from, Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement.

We are currently receiving federal income tax credits for coke production from the second phase of our Haverhill cokemaking facility and our Granite City cokemaking facility. These tax credits are earned for each ton of coke produced and sold and expire four years after the initial coke production at the facility. The tax credit eligibility for coke production from the second phase of the Haverhill facility and the Granite City facility will expire in June 2012 and September 2013, respectively. In 2011, 2010 and 2009, the value of these credits was approximately $14.83 per ton, $14.67 per ton and $14.55 per ton of coke produced, respectively. We share with our customers a portion of the value of these credits, when utilized, through sales discounts to their respective coke prices. Sales discounts provided to our customers were $12.9 million, $12.0 million and $7.8 million in 2011, 2010 and 2009, respectively. We have carried forward qualifying credits of approximately $19.0 million from the year ended December 31, 2010 and has generated approximately $19.8 million in total qualifying credits for the year ended December 31, 2011. We expect that both the 2010 and 2011 qualifying credits will be used to reduce Sunoco’s, and not SunCoke Energy’s, tax liability in future tax returns. To the extent Sunoco ultimately utilizes federal income tax credits for coke production for which it qualified prior to the Distribution, we expect to share a portion of the value of such credits with our customers but, pursuant to the tax sharing agreement we entered into in connection with our separation from Sunoco, we will not receive the benefits of such credits on our consolidated federal income tax return. At December 31, 2011, we had $24.9 million accrued related to sales discounts that had not yet been shared with our customers.

See Note 8 to our Combined and Consolidated Financial Statements for additional information.

Arrangements Between Sunoco and SunCoke Energy, Inc.

In connection with the IPO, SunCoke Energy and Sunoco entered into certain agreements that effected the separation of SunCoke Energy’s business from Sunoco, provided a framework for its relationship with Sunoco after the separation and provided for the allocation between SunCoke Energy and Sunoco of Sunoco’s assets, employees, liabilities and obligations attributable to periods prior to, at and after SunCoke Energy’s separation from Sunoco.

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

The separation and distribution agreement allocates responsibility with respect to certain employee related matters, particularly with respect to Sunoco employee benefit plans in which any SunCoke Energy employees participate or SunCoke Energy employee benefit plans which hold assets in joint trusts with Sunoco. In addition, the separation and distribution agreement provides for certain adjustments with respect to Sunoco equity compensation awards that occurred when Sunoco completed the distribution.

Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For a detailed discussion of the tax sharing agreement, see Note 8 to our Combined and Consolidated Financial Statements.

Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement in connection with the separation. Pursuant to the transition services agreement, Sunoco provides certain support services to SunCoke Energy, including, among others, information technology, treasury, risk management and insurance, tax, internal audit and various other corporate services, in each case consistent with the services provided by Sunoco to SunCoke Energy before the separation. The charges for the transition services generally are intended to allow Sunoco to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The services provided under the transition services agreement will terminate at various times specified in the agreement (generally terminating upon completion of the Distribution on January 17, 2012). SunCoke Energy may terminate certain specified services by giving prior written notice to Sunoco of such services and paying any applicable termination charge.

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

Recent Accounting Standards

There are no recently issued accounting standards which are not yet effective that we believe would materially impact our financial statements.

Non-GAAP Financial Measures

In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided certain non-GAAP financial measures which include Adjusted EBITDA and Free Cash Flow. Reconciliation from GAAP to non-GAAP measurements are presented below.

Our management, as well as certain investors, uses these non-GAAP measures to analyze our current and expected future financial performance. These measures are not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also reflects the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company’s net assets and is indicative of the Company’s ability to generate cash from operations.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Year Ended December 31
	2011	2010	2009
	(Dollars in millions)
Adjusted EBITDA	$140.5	$227.3	$230.2
Subtract: Depreciation, depletion and amortization	58.4	48.2	32.3
Subtract (Add): Financing expense (income), net	1.4	(19.0)	(20.3)
Subtract: Income tax expense	7.2	46.9	20.7
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	12.9	12.0	7.8
Subtract (Add): Net loss (income) attributable to noncontrolling interest	1.7	(7.1)	(21.5)

Net income	$58.9	$146.3	$211.2

Below is a reconciliation of 2012 Estimated Adjusted EBITDA to its closest estimated GAAP measure:

	2012
	Low	High
	(Dollars in millions)
Adjusted EBITDA	$250	$280
Subtract: Depreciation, depletion and amortization	74	72
Subtract: Financing expense, net	48	46
Subtract: Income tax expense	25	37
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	11	10
Add: Net income attributable to noncontrolling interest	6	7

Net income	$98	$122

Free Cash Flow. Free Cash Flow is the primary measure that management uses to monitor our cash flow performance, and therefore, management believes this information is useful to investors. We define Free Cash Flow as net cash provided by operating activities, less cash used in investing activities less distributions to noncontrolling interest holders. Free Cash Flow is a measure of cash that is available for financing activities, including debt service requirements and contractual obligations, or may be available for return to stockholders via dividends or share repurchases. This non-GAAP measure is provided as supplemental information and should not be considered in lieu of the GAAP measures.

The reconciliation to the most comparable GAAP measurement is calculated as follows:

	Year Ended December 31
	2011	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$101.3	$296.6	$187.2
Net cash used in investing activities	(275.7)	(213.9)	(215.1)
Distributions to noncontrolling interests	(1.6)	(20.9)	(18.6)

Free Cash Flow	$(176.0)	$61.8	$(46.5)

The GAAP measures of cash flows from financing activities for the period presented above are presented in our Combined and Consolidated Statements of Cash Flows and are as follows:

	Year Ended December 31
	2011	2010	2009
	(Dollars in millions)
Net cash provided by (used in) in financing activities	$261.8	$(45.3)	$7.6

Below is a reconciliation of 2012 Estimated Free Cash Flow:

		2012
Net cash provided by operating activities	In excess of	$204
Net cash used in investing activities		(150)
Distributions to noncontrolling interest		(4)

Free Cash Flow	In excess of	$50

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from Sunoco, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our board of directors and will be based upon circumstances then existing.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Annual Report on Form 10-K, except as required by applicable law.

The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	changes in the marketplace that may affect supply and demand for our metallurgical coal and/or coke products;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal, or coke, by our customers;

•	severe financial hardship or bankruptcy of one of more of our major customers, or the occurrence of other events affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms, for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control;

•

age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our coal mining and/or cokemaking operations, and in the operations of our major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	availability of skilled employees for our coal mining and/or cokemaking operations, and other workplace factors;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•

effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	changes in product specifications for either the coals or coke that we produce;

•	ability to identify acquisitions, execute them under favorable terms and integrate them into our existing businesses and have them perform at anticipated levels;

•	ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	risks related to labor relations and workplace safety;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to the environment and global warming;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of our noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	incremental costs as a stand-alone public company;

•	our substantial indebtedness; and

•	certain covenants in our debt documents.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have material adverse effects on us. All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary areas of market risk include changes in: (1) the price of coal, which is the key raw material for our cokemaking business and a product of our coal mining business; (2) interest rates; and (3) foreign currency exchange rates.

In our Coal Mining segment, we expect to sell approximately 1.8 million tons of coal in 2012 (including transfers to our cokemaking operations). Although we have historically had limited third-party sales from our coal mining operations, we generally sell coal pursuant to contracts with terms similar to the terms of the contracts pursuant to which we buy coal from third parties, including pricing. For 2012, approximately 79 percent of our projected sales are committed at established selling prices. Accordingly, increases and decreases in the market price of metallurgical coal can significantly impact our Coal Mining results.

For our Other Domestic Coke segment, the largest component of the price of our metallurgical coke is coal cost. However, under the coke sales agreements at all of our Other Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities.

Beginning January 1, 2011, as a result of a settlement agreement with ArcelorMittal, the coal component of the price of coke under the Jewell coke sales agreement was amended. The coal component of the Jewell coke price will now be fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales. To the extent that contracts for third-party coal purchases at our Haverhill facility convert to pricing mechanisms of less than a year, then the Jewell coke price will be adjusted accordingly during that year. The fixed adjustment factor has been eliminated, and as a result, coal prices will no longer significantly affect the financial results of the Jewell Coke segment.

The provisions of our coke sales agreements require us to meet minimum production levels and generally require us to secure replacement coke supplies at the prevailing contract price if we do not meet contractual minimum volumes. Because market prices for coke are generally highly correlated to market prices for metallurgical coal, to the extent any of our facilities are unable to produce their contractual minimum volumes, we are subject to market risk related to the procurement of replacement supplies.

We do not use derivatives to hedge any of our coal purchases or sales. In addition, although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Concurrently with the IPO, SunCoke Energy entered into the Credit Agreement which provides for a seven-year term loan in a principal amount of $300 million. The Credit Agreement also provides for up to $75.0 million of Incremental Facilities (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Borrowings under the Term Loan and Incremental Facilities bear interest, at our option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00 percent or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Revolving Facility bear interest either (i) base rate plus an applicable margin or (ii) at LIBOR plus an applicable margin. Additionally, the Company issued $400 million aggregate principal amount of fixed rate senior notes. After the impact of the related interest rate derivative instruments (described in Note 24 to our Combined and Consolidated Financial Statements), approximately 27.9 percent of our debt portfolio represented variable rate obligations. For the Term Loan, our variable rate exposure relates to changes in LIBOR, only when LIBOR is greater than 1.00 percent. During 2011, LIBOR was below the 1.00 percent floor that was established in the Credit Agreement. Therefore, the Company’s interest rate on Term Loan borrowings was fixed and as such the Company was not subject to changes in interest rates for Term Loan borrowings. For the Revolving Facility, the daily average outstanding balance was $2.3 million during the year ended December 31, 2011. Assuming a 50 basis point change in LIBOR, interest expense on the Term Loan and the Revolving Facility would not have changed by a significant amount for the full year 2011. As of December 31, 2011, there were no outstanding borrowings under the Revolving Facility.

At December 31, 2011, we had cash and cash equivalents of $127.5 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would not have changed by a significant amount for the year ended 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SunCoke Energy, Inc.

We have audited the accompanying combined and consolidated balance sheets of SunCoke Energy, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related combined and consolidated statements of income, cash flows and comprehensive income and equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of SunCoke Energy, Inc. at December 31, 2011 and 2010, and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 29, 2012

SunCoke Energy, Inc.

Combined and Consolidated Statements of Income

	Years Ended December 31
	2011	2010	2009
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,527.6	$1,316.5	$1,124.0
Other income, net	11.3	10.0	21.0

Total revenues	1,538.9	1,326.5	1,145.0

Costs and operating expenses
Cost of products sold and operating expenses	1,305.8	1,036.9	860.9
Loss on firm purchase commitments	18.5	—	—
Selling, general and administrative expenses	88.7	67.2	40.2
Depreciation, depletion, and amortization	58.4	48.2	32.3

Total costs and operating expenses	1,471.4	1,152.3	933.4

Operating income	67.5	174.2	211.6

Interest income—affiliate	12.5	23.7	24.1
Interest income	0.4	—	0.4
Interest cost—affiliate	(3.5)	(5.4)	(5.7)
Interest cost	(20.6)	—	—
Capitalized interest	9.8	0.7	1.5

Total financing (expense) income, net	(1.4)	19.0	20.3

Income before income tax expense	66.1	193.2	231.9
Income tax expense	7.2	46.9	20.7

Net income	58.9	146.3	211.2
Less: Net (loss) income attributable to noncontrolling interests	(1.7)	7.1	21.6

Net income attributable to SunCoke Energy, Inc. / net parent investment	$60.6	$139.2	$189.6

Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.87	$1.99	$2.71
Diluted	$0.87	$1.99	$2.71
Weighted average number of common shares outstanding:
Basic	70.0	70.0	70.0
Diluted	70.0	70.0	70.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Balance Sheets

	December 31
	2011	2010
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$127.5	$40.1
Accounts receivable	66.2	44.6
Inventories	219.7	106.6
Deferred income taxes	0.6	1.1

Total current assets	414.0	192.4

Notes receivable from affiliate	—	289.0
Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment, net	1,391.8	1,173.5
Lease and mineral rights, net	53.2	6.7
Goodwill	9.4	3.4
Deferred charges and other assets	32.4	12.4

Total assets	$1,941.8	$1,718.4

Liabilities and Equity
Advances from affiliate	$—	$888.5
Accounts payable	181.9	106.4
Current portion of long-term debt	3.3	—
Accrued liabilities	85.7	53.1
Taxes payable	10.6	7.7

Total current liabilities	281.5	1,055.7

Long-term debt	723.1	—
Payable to affiliate	—	55.8
Accrual for black lung benefits	33.5	26.6
Retirement benefit liabilities	50.6	42.9
Deferred income taxes	261.1	85.9
Asset retirement obligations	12.5	11.0
Other deferred credits and liabilities	19.6	11.2
Commitments and contingent liabilities

Total liabilities	1,381.9	1,289.1

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,012,702 shares at December 31, 2011 and no shares outstanding at December 31, 2010	0.7	—
Additional paid-in capital	511.3	—
Accumulated other comprehensive loss	(6.5)	—
Retained earnings	20.0	—
Net parent investment	—	369.5

Total SunCoke Energy, Inc. stockholders’ equity / net parent investment	525.5	369.5
Noncontrolling interests	34.4	59.8

Total equity	559.9	429.3

Total liabilities and equity	$1,941.8	$1,718.4

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Cash Flows

	Years ended December 31
	2011	2010	2009
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$58.9	$146.3	$211.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on firm purchase commitment	18.5	—	—
Depreciation, depletion and amortization	58.4	48.2	32.3
Deferred income tax expense	24.0	15.4	15.2
Payments (in excess of) less than expense for retirement plans	5.8	(6.0)	3.3
Changes in working capital pertaining to operating activities:
Accounts receivable	(18.3)	34.7	(38.6)
Inventories	(110.1)	—	(27.1)
Accounts payable and accrued liabilities	84.2	54.2	(8.3)
Taxes payable	(16.9)	1.9	(0.2)
Other	(3.2)	1.9	(0.6)

Net cash provided by operating activities	101.3	296.6	187.2

Cash Flows from Investing Activities:
Capital expenditures	(238.1)	(215.6)	(215.2)
Acquisition of business, net of cash received	(37.6)	—	—
Proceeds from sale of assets	—	1.7	0.1

Net cash used in investing activities	(275.7)	(213.9)	(215.1)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	727.9	—	—
Debt issuance costs	(19.1)	—	—
Repayment of long-term debt	(1.6)	—	—
Purchase of noncontrolling interest in Indiana Harbor facility	(34.0)	—	—
Net (decrease) increase in advances from affiliate	(412.8)	(56.2)	25.5
Repayments of notes payable assumed in acquisition	(2.3)	—	—
Contribution from parent	—	1.0	—
Increase in payable to affiliate	5.3	30.8	0.7
Cash distributions to noncontrolling interests in cokemaking operations	(1.6)	(20.9)	(18.6)

Net cash provided by (used in) financing activities	261.8	(45.3)	7.6

Net increase (decrease) in cash and cash equivalents	87.4	37.4	(20.3)
Cash and cash equivalents at beginning of year	40.1	2.7	23.0

Cash and cash equivalents at end of year	$127.5	$40.1	$2.7

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Comprehensive Income and Equity

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Net Parent Investment	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	(Dollars in millions)
At December 31, 2008	—	$—	$—	$—	$—	$552.4	$552.4	$70.7	$623.1

Net income (loss) from January 1, 2009 to December 31, 2009	—	—	—	—	—	189.7	189.7	21.5	211.2
Other Comprehensive income(loss)(net of related tax benefit of $1.4):
Reclassifications of prior service benefit and actuarial loss amortization to earnings	—	—	—	—	—	0.4	0.4	—	0.4
Retirement benefit plans funded status adjustment	—	—	—	—	—	(2.7)	(2.7)	—	(2.7)
Currency translation adjustment	—	—	—	—	—	2.2	2.2	—	2.2

Comprehensive income (loss)							189.6	21.5	211.1

Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(18.6)	(18.6)

At December 31, 2009	—	$—	$—	$—	$—	$742.0	$742.0	$73.6	$815.6

Net income from January 1, 2009 to December 31, 2010	—	—	—	—	—	139.2	139.2	7.1	146.3
Other Comprehensive income(loss)(net of related tax benefit of $13.8):
Reclassifications of prior service benefit and actuarial loss amortization to earnings	—	—	—	—	—	(1.7)	(1.7)	—	(1.7)
Retirement benefit plans funded status adjustment	—	—	—	—	—	24.1	24.1	—	24.1
Currency translation adjustment	—	—	—	—	—	0.4	0.4	—	0.4

Comprehensive income (loss)							162.0	7.1	169.1
Capital contribution from Sunoco, Inc.	—	—	—	—	—	1.0	1.0	—	1.0
Noncash distribution to affiliates.	—	—	—	—	—	(535.5)	(535.5)	—	(535.5)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(20.9)	(20.9)

At December 31, 2010	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3

SunCoke Energy, Inc.

Combined and Consolidated Statements of Comprehensive Income and Equity—(Continued)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Net Parent Investment	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	(Dollars in millions)
At December 31, 2010	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3

Net income (loss) from January 1, 2011 to July 18, 2011	—	—	—	—	—	40.6	40.6	(5.0)	35.6
Net income from July 19, 2011 to December 31, 2011	—	—	—	—	20.0	—	20.0	3.3	23.3
Other Comprehensive income(loss)(net of related tax benefit of $5.5):
Reclassifications of prior service benefit and actuarial loss amortization to earnings	—	—	—	(1.1)	—	(1.1)	(2.2)	—	(2.2)
Retirement benefit plans funded status adjustment	—	—	—	(6.3)	—	—	(6.3)	—	(6.3)
Currency translation adjustment	—	—	—	(2.0)	—	0.6	(1.4)	—	(1.4)

Comprehensive income (loss)							50.7	(1.7)	49.0

Capital contribution from Sunoco, Inc. in connection with contribution of business	—	—	—	—	—	156.5	156.5	—	156.5
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	(45.3)	—	—	—	(45.3)	—	(45.3)
Issuance of common stock in exchange for cokemaking and coal mining operations of Sunoco, Inc.	70,000,000	0.7	562.5	2.9	—	(566.1)	—	—	—
Share-based compensation expense	—	—	2.1	—	—	—	2.1	—	2.1
Cash distributions to noncontrolling interests	—	—	(0.2)	—	—	—	(0.2)	(1.4)	(1.6)
Purchase of noncontrolling interests, net of related tax benefit of $4.1	—	—	(7.8)	—	—	—	(7.8)	(22.3)	(30 .1)
Shares issued to directors	12,702	—	—	—	—	—	—	—	—

At December 31, 2011	70,012,702	$0.7	$511.3	$(6.5)	$20.0	$—	$525.5	$34.4	$559.9

SunCoke Energy, Inc.

Notes to Combined and Consolidated Financial Statements

1. General

Description of Business and Basis of Presentation

SunCoke Energy, Inc. (“SunCoke Energy” or the “Company”) is an independent owner and operator of five metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, VA; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, IN; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, OH; Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, IL; and Middletown Coke Company, Inc. (“Middletown”) in Middletown, OH, which commenced operations in October 2011.

In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The metallurgical coal produced from underground mines in Virginia and West Virginia is used primarily at the Jewell cokemaking facility. In January 2011, the Company acquired Harold Keene Coal Company, Inc. and its affiliated companies (“HKCC” or the “HKCC Companies”), for approximately $52.0 million, exclusive of contingent consideration (Note 4).

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco, Inc. (“Sunoco”). Our separation from Sunoco occurred in two steps:

•

We were formed as a wholly-owned subsidiary of Sunoco. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100% of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1% of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9% of our outstanding common stock.

•

On the Distribution Date, Sunoco made a pro-rata, tax free distribution (the “Distribution”) of the remaining shares of our common stock that it owned in the form of a special stock dividend to Sunoco shareholders. Sunoco shareholders received 0.53046456 of a share of common stock for every share of Sunoco common stock held as of the close of business on the January 5, 2012, the record date for the Distribution. After the Distribution, Sunoco ceased to own any shares of our common stock.

Concurrent with the reorganization just prior to the IPO, substantially all related party balances were settled in connection with the issuance of common stock to Sunoco, with the exception of $575 million, which was repaid on July 26, 2011 in cash with a portion of the proceeds from SunCoke Energy’s debt issuance.

The historical Combined Financial Statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical Combined Financial Statements also include allocations of certain Sunoco corporate expenses. SunCoke Energy management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by SunCoke Energy if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. See Note 6 for further information regarding allocated expenses. Because a direct ownership relationship did not exist among all the various entities comprising the Company, Sunoco’s net investment in the Company is presented as net parent investment, rather than stockholders’ equity, in the combined balance sheets for periods prior the Separation Date. The Consolidated Financial Statements for the period after the Separation Date pertains to the operations of SunCoke Energy.

A variable interest entity (“VIE”) is a legal entity in which equity investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: (1) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the expected losses of the legal entity; or (3) the right to receive the expected residual returns of the legal entity. A company with a variable interest or interests in a VIE is required to consolidate that VIE if it has a controlling financial interest, which will have both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company entered into an agreement in March 1997 with Lakeshore Coal Handling Corporation (“Lakeshore”), which provides coal handling services at the Indiana Harbor cokemaking facility. Under accounting principles generally accepted in the United States (GAAP), it is possible that Lakeshore would be a VIE and that the Company should be considered Lakeshore’s primary beneficiary. However, Lakeshore has declined to provide the Company with the financial information to make this determination. Accordingly, the Company does not include Lakeshore’s accounts in its Combined and Consolidated Financial Statements as permitted by a transition provision of the VIE accounting guidance. In addition, the Company has no obligations to Lakeshore under the agreement other than the amounts payable for the coal handling services (Note 17). The Company will continue to make efforts to obtain this information.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Combined and Consolidated Financial Statements and accompanying notes. Actual amounts could differ from these estimates.

Reclassifications

Certain amounts in the prior period Combined and Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Currency Translation

The functional currency of the Company’s Brazilian operations is the Brazilian real. The Company’s Brazilian operations translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process is shown as cumulative translation adjustments within accumulated other comprehensive loss in the Combined and Consolidated Balance Sheets. The revenue and expense accounts of foreign subsidiaries are translated into U.S. dollars at the average exchange rates that prevailed during the period.

Some transactions of the Company’s Brazilian operations are conducted in currencies different from their functional currency. Gains and losses from these foreign currency transactions are included in income as they occur and were not material to the results of operations during the years ended December 31, 2011, 2010 and 2009.

Revenue Recognition

The Company sells metallurgical coal and coke as well as steam and electricity to third-party customers. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs.

Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Licensing fees, which are determined on a per ton basis, are recognized when coke is produced in accordance with the contract terms. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.

As discussed in Note 7, substantially all of the metallurgical coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2011, 2010 and 2009.

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for the cost of coal inventory in our Coal Mining segment and the Company’s materials and supplies inventory, which are determined using the average-cost method.

The Company utilizes the selling prices under its long-term coke supply contracts (Note 7) to record lower of cost or market inventory adjustments.

Properties, Plants and Equipment

Plants and equipment and capitalized coal mine development costs are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. All depreciation, depletion and amortization is excluded from cost of products sold and operating expenses and presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.

The Company’s coal mining operations lease small parcels of land, mineral rights and coal mining rights. Substantially all of the leases are “life of mine” agreements that extend the Company’s mining rights until all reserves have been recovered. These leases convey mining rights to the Company in exchange for payment of certain royalties and/or fixed fees. The lease and mineral rights are capitalized and amortized as depletion expense using the units-of-production method. Only proven and probable coal reserves are included in the depletion base.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets.

Goodwill and Intangibles

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually. There was no impairment of goodwill or intangibles during the periods presented. Intangible assets with finite useful lives are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed.

Investment in Brazilian Cokemaking Operations

SunCoke Energy’s investment in preferred shares of the company that owns the cokemaking facility in Vitória, Brazil, that SunCoke Energy operates under licensing and operating agreements, is accounted for at cost. Income received by SunCoke Energy from this investment, which is in the form of a dividend, is contingent upon achieving certain minimum production levels at the facility and payment is guaranteed by the parent company of the plant’s owner, which is a lessee of the facility. Accordingly, the Company recognizes income from this investment when certain required production levels have been met and the amount is deemed collectible, typically in the fourth quarter.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge against the risk of adverse movements in interest rates. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 24 to the Combined and Consolidated Financial Statements.

Cash received or paid upon settlement of derivative financial instruments are classified in the same category as the cash flows from items being hedged in the Combined and Consolidated Statements of Cash Flows.

Income Taxes

Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Combined and Consolidated Financial Statements have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns, or may be realized in future consolidated income tax returns covering the period through the Distribution Date.

On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the new tax sharing agreement, we do not expect to retain any of the federal income tax credits or net operating loss carryforwards that the Company has recognized as deferred income tax assets or that may be generated prior to the Distribution Date. However, the Company may retain certain state tax credits or net operating loss carryforwards, which have been recognized as deferred tax assets on our Combined and Consolidated Balance Sheet and that may be used to reduce the Company’s future income tax liabilities. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the new tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy and hence will not be realizable in its standalone tax filings. To the extent any tax assets or liabilities computed on this basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to, or capital contribution from, Sunoco when such amounts have been effectively settled under the terms of the new tax sharing agreement.

The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. Unrecognized tax benefits and accruals for interest and penalties are included in other deferred credits and liabilities in the Combined and Consolidated Balance Sheets. The Company recognizes interest related to unrecognized tax benefits in interest cost and penalties in income tax expense in the Combined and Consolidated Statements of Income.

Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.

Retirement Benefit Liabilities

The funded status of defined benefit and postretirement benefit plans is fully recognized on the Combined and Consolidated Balance Sheets. It is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefit plans. Actuarial gains (losses) and prior service (benefits) costs which have not yet been recognized in net income are recognized as a credit (charge) to accumulated other comprehensive loss. The credit (charge) to accumulated other comprehensive loss, which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of defined benefit plans and postretirement benefit plans expense. In addition, the credit (charge) may also be recognized in net income as a result of a plan curtailment or settlement.

Asset Retirement Obligations

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. The Company’s asset retirement obligations primarily relate to costs associated with restoring land to its original state.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold and operating expenses.

Stock-based Compensation

We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced by estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis.

Fair Value Measurements

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

Recently Issued Pronouncements

There are no recently issued accounting standards which are not yet effective that we believe would materially impact our Combined and Consolidated Financial Statements.

Labor Concentrations

As of December 31, 2011, the Company has approximately 1,160 employees in the United States. Approximately 320, or 28 percent, of the Company’s domestic employees, principally at the Company’s cokemaking operations, are currently represented by the United Steelworkers under various contracts. The collective bargaining agreements with respect to the Company’s Indiana Harbor and Haverhill cokemaking facilities expire on September 1, 2012 and November 1, 2012, respectively. As of December 31, 2011, the Company has approximately 210 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2012.

3. Arrangements Between Sunoco and SunCoke Energy, Inc.

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

The separation and distribution agreement allocates responsibility with respect to certain employee related matters, particularly with respect to Sunoco employee benefit plans in which any SunCoke Energy employees participate or SunCoke Energy employee benefit plans which hold assets in joint trusts with Sunoco. In addition, the separation and distribution agreement provided for certain adjustments with respect to Sunoco equity compensation awards that occurred when Sunoco completed the Distribution.

Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For a detailed discussion of the tax sharing agreement, see Note 8.

Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement in connection with the separation. Pursuant to the transition services agreement, Sunoco provides certain support services to SunCoke Energy, including, among others, information technology, treasury, risk management and insurance, tax, internal audit and various other corporate services, in each case consistent with the services provided by Sunoco to SunCoke Energy before the Separation. The charges for the transition services generally are intended to allow Sunoco to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses, generally without profit. The services provided under the transition services agreement will terminate at various times specified in the agreement (generally terminating upon completion of the Distribution on January 17, 2012). SunCoke Energy may terminate certain specified services by giving prior written notice to Sunoco of such services and paying any applicable termination charge.

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

4. Acquisition

Harold Keene Coal Company, Inc.

On January 14, 2011, the Company acquired 100% of the outstanding common shares of HKCC for approximately $52.0 million, including working capital and contingent consideration. The results of HKCC have been included in the Consolidated Financial Statements since that date and are included in the Coal Mining segment. HKCC engages in the business of coal mining and owns, leases, and operates mines in Russell County, Virginia. The operations of the HKCC Companies produce high volatile A and high volatile B metallurgical coals, which complement the coal produced by the Company’s existing coal mining operations, and high quality thermal coal. This acquisition adds between 250 thousand and 300 thousand tons of coal production annually, with the potential to expand production in the future. HKCC has approximately 20 million tons of proven and probable coal reserves located in Russell and Buchanan Counties in Virginia, contiguous to the Company’s existing metallurgical coal mining operations. The acquisition is part of the Company’s strategy to expand its domestic coal production and pursue selective reserve acquisitions. The goodwill of $6.0 million arising from the acquisition consists largely of synergies and cost reductions.

The aggregate noncontingent portion of the purchase price was $41.1 million, of which $37.6 million was paid in cash, net of cash received of $0.8 million. The remaining amount relates to a purchase price holdback of $3.5 million that is expected to be paid in June 2012.

The purchase price includes a contingent consideration arrangement that requires the Company to pay the former owners of HKCC $2.00 per ton of coal for each ton produced from the real property or leased property if production levels exceed 150 thousand tons in a calendar year for a period of 20 years or until full exhaustion, whichever comes sooner. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $42 million. The fair value of the contingent consideration at the acquisition date was $10.9 million, and was based on significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions include (a) a risk-adjusted discount rate range of 0.895 percent to 6.027 percent, which reflects the credit spread adjustment for each period, and (b) probability adjusted production levels of HKCC operations between 300 thousand and 475 thousand tons per year.

The following table summarizes the consideration paid for HKCC and the fair value of the assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Consideration:
Cash, net of cash received	$37.6
Working capital adjustment and purchase price hold back	3.5
Contingent consideration arrangement	10.9

Fair value of total consideration transferred	$52.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$7.3
Property and equipment	15.5
Mineral rights	48.1
Other assets	2.4
Current liabilities	(1.5)
Deferred tax liabilities, net	(22.7)
Notes payable	(2.3)
Asset retirement obligations	(0.8)

Total identifiable net assets assumed	46.0
Goodwill	6.0

Total	$52.0

The fair value of the acquired intangible assets, representing mineral rights, of $47.3 million, net of asset retirement obligations of $0.8 million, was determined by applying the income approach, and is based on significant inputs that are not observable in the market, or Level 3 inputs. The acquired mineral rights will be depleted as they are extracted, which is estimated to be over a period of 31 years.

Immediately upon acquisition, $2.3 million of notes payable were repaid.

The acquisition of HKCC increased revenues and gross margin by $19.4 million and $2.7 million, respectively in 2011. The acquisition of HKCC is not material to the Company’s combined and consolidated results of operations. Therefore, pro forma information has not been presented.

5. Purchase of Noncontrolling Interest

On September 30, 2011, the Company acquired the entire 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility held by an affiliate of GE Capital for $34.0 million. As a result of this transaction, the Company now holds an 85% interest in the partnership. The remaining 15% interest in the partnership is owned by an affiliate of DTE Energy Company.

The Company accounted for the increase in ownership as an equity transaction, which resulted in a $22.3 million decrease in noncontrolling interest and a $7.8 million decrease in additional paid-in capital, net of income taxes. Direct costs of $0.2 million related to the increase in ownership were also accounted for as part of the equity transaction.

6. Related Party Transactions

The related party transactions with Sunoco and its affiliates are described below.

Advances from/to Affiliate

Prior to the Separation Date, Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due to Sunoco, Inc. (R&M) for the settlement of payables, which included advances to fund capital expenditures, amounted to $864.3 million at December 31, 2010. Interest on such advances was based on short-term money market rates. The weighted-average annual interest rates used to determine interest expense for these amounts due were 1.6 percent at December 31, 2010 and 2009. As described in Note 1, on July 26, 2011, proceeds from debt issuances were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

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

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the Combined and Consolidated Statements of Income and totaled $0.5 million, $1.5 million, and $1.8 million in 2011, 2010, and 2009 respectively. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the Combined and Consolidated Statements of Income and totaled $3.6 million, $5.4 million, and $5.7 million in 2011, 2010 and 2009, respectively.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $8.0 million, $14.9 million and $14.9 million in 2011, 2010 and 2009, respectively.

During 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $4.0 million, $7.3 million, and $7.3 million in 2011, 2010, and 2009, respectively.

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

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing complex formerly owned and operated by Sunoco’s chemicals business. In 2011, Sunoco sold this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia has assumed Sunoco’s obligations under the agreement. Steam sales to Sunoco’s chemicals business totaled $7.7 million, $9.6 million and $7.8 million in 2011, 2010 and 2009, respectively.

Allocated Expenses

Prior to the Separation, amounts were allocated from subsidiaries of Sunoco for employee benefit costs of certain executives of the Company as well as for the cost associated with the participation of such executives in Sunoco’s principal management incentive plans. The employee benefit costs were allocated as a percentage of the executives’ actual pay, while the incentive plan costs represented the actual costs associated to the executives. Indirect corporate overhead attributable to the operations of the Company was also allocated from Sunoco. These overhead expenses incurred by Sunoco include costs of centralized corporate functions such as legal, accounting, tax, treasury, engineering, information technology, insurance and other corporate services. The allocation methods for these costs include estimates of the costs and level of support attributable to SunCoke Energy for legal, accounting, tax, treasury and engineering, usage and headcount for information technology and prior years’ claims information and historical cost of insured assets for insurance.

Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provides certain services, the use of facilities and other assistance on a transitional basis to SunCoke Energy for fees which approximate Sunoco’s cost of providing these services (Note 3).

The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the Combined and Consolidated Statements of Income and totaled $7.0 million, 7.1 million, and $6.3 million in 2011, 2010, and 2009, respectively.

Net Parent Investment/SunCoke Energy, Inc. Stockholders’ Equity

Prior to the contribution of the cokemaking and coal mining operations to SunCoke Energy, the net parent investment represented Sunoco’s equity investment in the Company and reflected capital contributions and returns of capital, net income attributable to Sunoco’s ownership and accumulated other comprehensive loss, which was all attributable to Sunoco’s ownership.

In connection with the Separation, Sunoco made a capital contribution to SunCoke Energy under the terms of the separation and distribution agreement which eliminated certain assets and obligations of SunCoke Energy previously reflected in its combined balance sheet. The following summarizes the impact on SunCoke Energy’s Combined and Consolidated Balance Sheet:

Increase (decrease) in capital contribution (dollars in millions):

Interest receivable from affiliate	$4.8
Notes receivable from affiliate	289.0
Advances from affiliate	(487.3)
Payable to affiliate	(61.1)
Deferred income taxes (Note 8)	98.1

Net capital contribution from Sunoco	$156.5

In connection with the contribution of assets for shares of SunCoke Energy common stock, the appropriate components of the total net parent investment were capitalized to stockholders’ equity.

Post Separation, SunCoke Energy made noncash distributions of $45.3 million related to the settlement of tax attributes under the new tax sharing agreement with Sunoco. A corresponding reduction was made to SunCoke Energy’s equity account. See Note 8 for additional information.

During 2010, certain entities which are part of the Company made noncash distributions comprised of $535.5 million of amounts receivable from Sunoco, Inc. (R&M) as a distribution of prior years’ earnings of such subsidiaries to Sunoco. The receivables, which had been offset against amounts due to Sunoco, Inc. (R&M) in the combined balance sheet, were established by prior cash deposits to Sunoco, Inc. (R&M) resulting primarily from the subsidiaries’ earnings. This transaction was treated as a noncash increase in advances from affiliate and a decrease in net parent investment. Accordingly, it is not reflected in the Combined Statement of Cash Flows for the year ended December 31, 2010.

Guarantees and Indemnifications

For a discussion of certain guarantees that Sunoco, Inc. is providing to the current and former third-party investors of the Indiana Harbor cokemaking operations and the former third-party investors of the Jewell cokemaking facility on behalf of the Company, see Note 17.

7. Customer Concentrations

In 2011, the Company sold approximately 3.8 million tons of metallurgical coke per year to its three primary customers in the United States: ArcelorMittal, U.S. Steel, and AK Steel. Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately one-half of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. The remaining balance of coke sales produced at the Haverhill facility, which commenced operations in 2008 and became fully operational in 2009, were initially sold to affiliates of OAO Severstal and then to AK Steel under long-term contracts. All coke sales from the Granite City cokemaking facility, which commenced operations in the fourth quarter of 2009, are made pursuant to a long-term contract with U.S. Steel. All coke sales from the Middletown cokemaking facility, which commenced operations in the fourth quarter of 2011, are made pursuant to a long-term contract with AK Steel. In addition, the licensing and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operations, are payable to the Company under long-term contracts with a Brazilian subsidiary of ArcelorMittal.

The Company generally does not require any collateral with respect to its accounts receivable. At December 31, 2011, the Company’s accounts receivable balances were primarily due from ArcelorMittal, U.S. Steel and AK Steel.

Substantially all of the coke production from the Jewell operations is sold to ArcelorMittal. Under the coke sales agreement, the Company is required to provide ArcelorMittal with up to 710 thousand tons of coke annually. Prior to the restructuring of this contract described below, the term of that agreement ran through September 2020 (concurrent with the term of the Haverhill agreement with ArcelorMittal). Under the agreement, coke was being supplied on a take-or-pay basis through October 2012, and thereafter was to be adjusted annually and based upon the projected annual coke requirements of ArcelorMittal above certain fixed thresholds.

Production from the Indiana Harbor facility is sold and delivered principally to ArcelorMittal’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor cokemaking facility. The coke sales agreement, which expires in 2013, requires the Company to provide ArcelorMittal with 1.22 million tons of coke annually on a take-or-pay basis.

The Company is supplying approximately 550 thousand tons per year of coke from its Haverhill plant to affiliates of ArcelorMittal. Prior to the restructuring of this contract, described below, coke was being supplied to affiliates of ArcelorMittal on a take-or-pay basis through September 2012, and thereafter was to be adjusted annually and based upon the projected annual coke requirements of ArcelorMittal above certain fixed thresholds through October 2020. The coke price under the coke agreement at Haverhill with affiliates of ArcelorMittal reflects the pass through of coal and transportation costs, all applicable taxes (excluding property and income taxes), and coke transportation costs, as well as an operating cost component and fixed cost component. ArcelorMittal is entitled to receive under the Haverhill agreement, as a credit to the price of coke, an amount representing a percentage of the realized value of certain applicable nonconventional fuels tax credits, to the extent such credits are available.

Beginning in July 2009, ArcelorMittal initiated legal proceedings challenging the prices charged to ArcelorMittal under the Jewell coke purchase agreement. In August 2010, ArcelorMittal presented the Company with additional bases for challenging the prices charged for coke produced at the Jewell facility as well as its Haverhill facility and also presented its notice of intent to arbitrate outstanding issues relating to the Indiana Harbor facility, including, among other things, the prices charged for coke produced at that facility. The Company and ArcelorMittal participated in court ordered mediation in January 2011, which resulted in a commercial resolution of the litigation. The parties agreed to amend the Jewell and Haverhill coke supply agreements effective January 1, 2011 to eliminate the fixed coal cost adjustment factor in the Jewell agreement and increase the operating cost and fixed fee components payable to the Company under both agreements. The parties also agreed that the take-or-pay provisions of these coke sales agreements would remain in effect through the end of the terms of these agreements in December 2020. This extension provides the Company a guaranteed outlet for this coke production through 2020. If the amendments to the Jewell and Haverhill agreements had been in place during 2010, the Company’s pretax income would have been reduced by approximately $51 million (unaudited). ArcelorMittal and the Company also entered into a settlement agreement to resolve the Indiana Harbor arbitration claims. The settlement was effective January 1, 2011 and will not significantly impact the Company’s future earnings.

The Company is the operator of a cokemaking facility in Vitória, Brazil and has a preferred stock investment of $41.0 million in the project company that owns the Vitória facility. The Company is the sole subscriber of preferred shares. The project company is a VIE for which the Company is not the primary beneficiary. As such, the Company does not include the project company’s accounts in its Combined and Consolidated Financial Statements. Originally, under a series of agreements with the local project company, in which ArcelorMittal Brasil (“AMB”) is the major shareholder, AMB agreed to purchase all of the coke and steam produced at the cokemaking facility under a long-term tolling agreement and the Company agreed to operate the cokemaking facility through 2023 and receive fees for operating the plant as well as for the licensing of the Company’s proprietary technology. The Company is also entitled to a $9.5 million annual dividend for its preferred stock investment until 2023. Receipt of the dividend generally requires that certain minimum production levels are achieved at the facility. Dividend income of $9.5 million was recognized in the second quarter of 2009 when it was determined that amounts attributable to 2008 were realizable. A dividend of $9.5 million was recognized in the fourth quarters of 2011, 2010 and 2009. These amounts are included in other income, net, in the Combined and Consolidated Statements of Income. In addition, AMB and the Company have a call and put option, respectively, on the Company’s investment in the project company, which can be exercised in 2024. The option price is $41.0 million, the amount of SunCoke Energy’s investment, plus any unpaid dividends and related interest. In the fourth quarter of 2009, the commercial and investment structure was modified to allow the local project company to lease the coke facility to AMB rather than enter into a long-term tolling agreement for coke. As part of this restructuring, the long-term operating agreement with the Company was assigned and restated with AMB and AMB has guaranteed the dividend payable by the local project company to SunCoke Energy.

Coke sales to ArcelorMittal and licensing and operating fees from AMB, in total, accounted for $989.1 million, $899.8 million and $937.9 million, or 64, 68 and 82 percent, for the years ended December 31, 2011, 2010 and 2009, respectively, of the Company’s total revenues and are recorded in the Jewell Coke, Other Domestic Coke and International segments.

In February 2008, the Company entered into an agreement with U.S. Steel under which the Company would build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, IL. Construction of this facility was completed in the fourth quarter of 2009. In connection with this agreement, U.S. Steel has agreed to purchase, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

Coke sales to U.S. Steel, in total, accounted for $231.4 million and $197.3 million, or 15 percent, for the years ended December 31, 2011 and 2010, respectively, of the Company’s total revenues and are recorded in the Other Domestic Coke segment.

In connection with the expansion of the Haverhill facility in 2008, the Company entered into coke purchase agreements with affiliates of OAO Severstal. Under these coke sales agreements, the affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year from the facility. In August 2009, the Company entered into a 12-year coke sales agreement and companion energy sales agreement with AK Steel, which replaced the take-or-pay contract with the affiliates of OAO Severstal effective September 1, 2009 and January 1, 2010, respectively. Under the new agreement, AK Steel had a limited purchase obligation of 13.5 thousand tons of coke for 2009, and beginning January 1, 2010, AK Steel is required to purchase all 550 thousand tons of coke per year from this facility. In addition, under the energy sales agreement, AK Steel began purchasing 50 percent of the electricity produced at the associated cogeneration power plant in May 2010. These contracts are subject to early termination by AK Steel after November 2014, under limited circumstances, provided AK Steel has given at least two years notice of its intention to terminate and certain other conditions are met.

In March 2008, the Company entered into an agreement with AK Steel with the Company to build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. The Company completed the facility and began operations in the fourth quarter of 2011. The plant has capacity to produce approximately 550 thousand tons of coke per year and, on average, 44 megawatts of power per hour. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities.

Coke sales to AK Steel, in total, accounted for $215.2 million and $176.1 million, or 14 and 13 percent, for the years ended December 31, 2011 and 2010, respectively, of the Company’s total revenues and are recorded in the Other Domestic Coke segment.

8. Income Taxes

Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Combined and Consolidated Financial Statements have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns, or may be realized in future consolidated income tax returns covering the period through the Distribution Date.

On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the tax sharing agreement:

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

SunCoke Energy is generally not entitled to receive payment from Sunoco in respect of any of SunCoke Energy’s tax attributes or tax benefits or any reduction of taxes of Sunoco. Moreover, Sunoco is generally entitled to refunds of income taxes with respect to periods ending at or prior to the Distribution. If SunCoke Energy realizes any refund, credit or other reduction in otherwise required tax payments in any period beginning after the Distribution Date as a result of an audit adjustment resulting in taxes for which Sunoco would otherwise be responsible, then, subject to certain exceptions, SunCoke Energy must pay Sunoco the amount of any such taxes for which Sunoco would otherwise be responsible. Further, if any taxes result to Sunoco as a result of a reduction in SunCoke Energy’s tax attributes for a period ending at or prior to the Distribution Date pursuant to an audit adjustment (relative to the amount of such tax attribute reflected on Sunoco’s tax return as originally filed), then, subject to certain exceptions, SunCoke Energy is generally responsible to pay Sunoco the amount of any such taxes.

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

Under the new tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a theoretical separate-return basis, are no longer realizable by SunCoke Energy. Accordingly, current and deferred tax benefits totaling $98.1 million and $45.3 million were eliminated from the Combined and Consolidated Balance Sheets in the third and fourth quarter of 2011, respectively, with a corresponding reduction to SunCoke Energy’s equity accounts.

The following table sets forth the income tax benefits which were eliminated from SunCoke Energy’s income tax balances (dollars in millions):

	2011
	Third Quarter	Fourth Quarter
Nonconventional fuel credit carryforward	$54.2	$—
Gasification investment tax credit carryforward	40.7	—
Federal net operating loss carryback	—	26.9
Federal tax credit carryforward	2.7	18.8
State tax credit carryforward, net of federal income tax effects	0.5	—
Other	—	(0.4)

	$98.1	$45.3

SunCoke Energy’s tax provision continues to be determined on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on this basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. As of December 31, 2011, SunCoke Energy estimates that there are approximately $64.6 million in tax benefits that may not be realized by SunCoke Energy. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy and hence will not be realizable in its standalone tax filings.

The components of income before income tax expense are as follows:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Domestic	$59.8	$187.0	$226.9
Foreign	6.3	6.2	5.0

	$66.1	$193.2	$231.9

The components of income tax expense are as follows:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Income taxes currently payable (receivable):
U.S. federal	$(16.8)	$23.7	$(10.3)
State	(3.2)	5.2	13.0
Foreign	3.2	2.6	2.8

	(16.8)	31.5	5.5

Deferred tax (benefit):
U.S. federal	20.0	14.8	15.1
State	4.0	0.6	0.1

	24.0	15.4	15.2

	$7.2	$46.9	$20.7

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$23.1	$67.6	$81.2
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests(1)	0.6	(2.5)	(7.5)
Nonconventional fuel credit	(19.8)	(19.0)	(19.3)
Gasification investment tax credit(2)	—	—	(40.7)
State and other income taxes, net of federal income tax effects	(0.8)	3.8	8.5
Percentage depletion	(0.2)	—	(0.5)
Return-to-provision adjustments	(1.2)	—	—
Change in valuation allowance	1.3	—	—
Domestic production activity deduction	4.2	(2.8)	—
Other	—	(0.2)	(1.0)

	$7.2	$46.9	$20.7

(1)	No income tax expense is reflected in the Combined and Consolidated Statements of Income for partnership income attributable to noncontrolling interests.
(2)	Recognized under the flow-through method of accounting for investment tax credits.

The tax effects of temporary differences that comprise the net deferred income tax liability are as follows:

	December 31
	2011	2010
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$22.3	$17.6
Black lung benefit liabilities	12.5	10.1
Nonconventional fuel credit carryforward(1)	38.8	73.2
Gasification investment tax credit carryforward(1)	—	40.7
Federal net operating loss and tax credit carryforward(2)	25.6	2.7
State tax credit carryforward, net of federal income tax effects	6.5	4.9
State net operating loss carryforward, net of federal income tax effects	2.6	—
Other liabilities not yet deductible	11.3	11.6
Other	2.9	1.0

Deferred tax asset	122.5	161.8
Less valuation allowance	(1.3)	—

Deferred tax asset, net	121.2	161.8
Deferred tax liabilities:
Properties, plants and equipment	(284.3)	(245.4)
Investment in partnerships	(97.4)	(1.2)

Deferred tax liability	(381.7)	(246.6)

Net deferred tax liability	$(260.5)	$(84.8)

(1)	Nonconventional fuel credit would expire on a separate-return basis from 2030 through 2031. These credits are expected to be utilized by Sunoco on its consolidated income tax return.
(2)	Operating loss carryforward would expire on a separate-return basis in 2031. These credits are expected to be utilized by Sunoco on its consolidated income tax return.

The net deferred income tax liability is classified in the combined balance sheets as follows:

	December 31
	2011	2010
	(Dollars in millions)
Current asset	$0.6	$1.1
Noncurrent liability	(261.1)	(85.9)

	$(260.5)	$(84.8)

Cash payments, including settlements for income taxes as required under the tax sharing arrangement with Sunoco, amounted to $7.3 million, $32.4 million and $6.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Sunoco’s consolidated federal income tax returns, which include SunCoke Energy, have been examined by the Internal Revenue Service (“IRS”) for all years through 2006. Sunoco has entered into an agreement with the IRS to resolve the federal tax examination for the 2007 and 2008 tax years. State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. There are no outstanding controversies applicable to SunCoke Energy which would require recognition of a liability for unrecognized tax benefits at December 31, 2011, and the Company has recorded no liabilities for unrecognized tax benefits, interest or penalties during the years ended December 31, 2011, 2010 and 2009. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

9. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	December 31
	2011	2010
	(Dollars in millions)
Coal	$138.8	$68.7
Coke	15.1	13.1
Materials, supplies and other	29.4	24.8
Consigned coke inventory	36.4	—

	$219.7	$106.6

The increase in coal inventory at December 31, 2011 was due in part to a $20.9 million increase related to the start-up of Middletown operations and a $43.3 million increase in the Other Domestic Coke segment. The increase in coal inventory volumes in the Other Domestic Coke segment is a result of make-up purchases made in the third quarter of 2011 in response to force majeure events from multiple coal suppliers experienced in the first and second quarters of 2011. Further, coal inventory levels at December 31, 2010 were low due to weather-related issues in the prior year.

During the first quarter of 2011, the Company estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. To meet this anticipated volume shortfall, the Company entered into agreements to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in the Company’s contract with ArcelorMittal. This resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal.

Operational improvements at Indiana Harbor resulting from maintenance and repairs at this facility have increased production since the first quarter and coke production at Indiana Harbor has since met its contractual requirements with ArcelorMittal. The Company recorded lower of cost or market adjustments of $1.9 million ($1.4 million attributable to SunCoke Energy, Inc./net parent investment and $0.5 million attributable to noncontrolling interests) on this purchased coke.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of the purchased coke to a customer on a consignment basis that will expire on the earlier of July 31, 2012 or full consumption of, and payment for, the coke. If, after July 31, 2012, the customer has not consumed all of the consigned coke, the Company will remove any of the remaining coke from the customer’s facility and will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In January 2012, the customer consumed 7,500 tons of coke.

During the fourth quarter of 2011, we recorded a $3.9 million out-of-period adjustment in our Combined and Consolidated Financial Statements for the year ended December 31, 2011. The Company identified that the inventory balance at the end of the third quarter was not properly valued at our Indiana Harbor facility. We recorded a $3.9 million decrease to cost of products sold in the fourth quarter of 2011; however, the $3.9 million should have been recognized as a decrease to cost of products sold in the third quarter of 2011. The adjustment had no impact on the full year 2011 financial results. Management has assessed the impact of this adjustment and does not believe the amount is quantitatively or qualitatively material, individually or in the aggregate, to the financial statements in the period in which it occurred as well as the period in which it was corrected.

10. Properties, Plants and Equipment, Net

The components of net properties, plants and equipment were as follows:

	December 31(1)
	2011	2010
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$1,488.9	$1,037.0
Mining plant, machinery and equipment	164.3	120.2
Land and land improvements	60.8	56.6
Construction-in-progress	26.0	263.1
Other	34.5	27.2

Gross investment, at cost	1,774.5	1,504.1
Less: Accumulated depreciation	(382.7)	(330.6)

Total properties, plants and equipment, net	$1,391.8	$1,173.5

(1)	Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $966.0 million and $544.8 million and accumulated depreciation of $140.3 million and $118.4 million at December 31, 2011 and December 31, 2010, respectively, which are subject to long-term contracts to sell metallurgical coke and are deemed to contain operating leases.

11. Asset Retirement Obligations

The Company’s asset retirement obligations arise primarily from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. The Company also has asset retirement obligations related to certain contractual obligations, including the retirement and removal of long-lived assets from certain properties. We do not have any unrecorded asset retirement obligations.

The following table provides a reconciliation of changes in the asset retirement obligation during each period (in millions):

Balance at January 1, 2010	$10.3
Liabilities incurred	—
Liabilities settled	—
Accretion expense(1)	0.7
Revisions in estimated cash flows	—

Balance at December 31, 2010	$11.0

Liabilities incurred	0.8
Liabilities settled	(0.2)
Accretion expense(1)	0.8
Revisions in estimated cash flows	0.1

Balance at December 31, 2011	$12.5

(1)	Included in cost of products sold and operating expenses.

12. Goodwill

The Company had goodwill of $9.4 million and $3.4 million as of December 31, 2011 and 2010, respectively. During 2011, the Company recorded goodwill of $6.0 million in connection with its acquisition of HKCC, which was allocated to the Coal Mining segment (Note 4).

13. Retirement Benefits Plans

Defined Benefit Pension Plan and Postretirement Health Care and Life Insurance Plans

The Company has a noncontributory defined benefit pension plan (“defined benefit plan”), which provides retirement benefits for certain of its employees. The Company also has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company.

Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. The Company also amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits were capped. As a result of these changes to its postretirement benefit plans, the Company’s postretirement benefit liability declined $36.7 million during 2010. Most of the benefit of this liability reduction is being amortized into income through 2016. At December 31, 2011, the Company’s pension plan assets were invested in a trust with the assets of other pension plans of Sunoco. These plan assets were separated from the Sunoco trust in January 2012 and were transferred to a newly formed trust established for the Company’s plan.

Defined benefit plan (benefit) expense consisted of the following components:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Service cost	$—	$0.5	$0.5
Interest cost on benefit obligations	1.5	1.6	1.6
Expected return on plan assets	(2.4)	(2.2)	(1.7)
Amortization of:
Actuarial losses	0.5	0.6	0.9

	$(0.4)	$0.5	$1.3

Postretirement benefit plans (benefit) expense consisted of the following components:

	Years Ended December 31
	2011	2010	2009
	(Dollars in millions)
Service cost	$0.3	$0.7	$1.6
Interest cost on benefit obligations	2.1	3.1	4.7
Amortization of:
Actuarial losses	1.2	2.1	1.3
Prior service benefit	(5.6)	(4.8)	(1.6)

	(2.0)	1.1	6.0
Curtailment gain	—	(0.7)	—

	$(2.0)	$0.4	$6.0

Amortization of actuarial losses for 2012 is estimated at $0.9 million for the defined benefit plan. Amortization of actuarial losses and prior service benefit for 2012 is estimated to be $1.4 and $(5.6) million, respectively, for postretirement benefit plans.

Defined benefit plan and postretirement benefit plans expense (benefit) is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements, and/or other events require a plan remeasurement. The following assumptions were used to determine defined benefit plan and postretirement benefit plans expense (benefit):

	Defined Benefit Plan			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Discount Rate	5.00%	5.60%	6.00%	4.60%	5.30%	6.05%
Long-term expected rate of return on plan assets	8.25%	8.25%	8.25%	—	—	—

For the years ended December 31, 2011, 2010 and 2009, the long-term expected rate of return on plan assets was estimated based on a variety of factors, including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities.

The following amounts were recognized as components of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009:

	Defined Benefit Plan			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.5	$0.6	$0.9	$1.2	$1.9	$1.3
Prior service benefit amortization	—	—	—	(5.6)	(5.3)	(1.6)
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	(6.0)	0.2	2.2	(3.9)	7.4	(6.5)
Prior service benefit	—	—	—	—	31.3	—

	$(5.5)	$0.8	$3.1	(8.3)	35.3	$(6.8)

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2011 and 2010, as well as the funded status at December 31, 2011 and 2010:

	Defined Benefit Plan		Postretirement Benefit Plans
	2011	2010	2011	2010
	(Dollars in millions)
Benefit obligations at beginning of year(1)	$30.9	$29.0	$46.8	$85.1
Service cost	—	0.5	0.3	0.7
Interest cost	1.5	1.6	2.1	3.1
Actuarial losses (gains)	5.4	1.8	3.9	(5.6)
Plan amendments	—	—	—	(31.3)
Curtailments	—	—	—	(1.8)
Benefits paid	(2.0)	(2.0)	(3.4)	(3.4)

Benefit obligations at end of year(1)	$35.8	$30.9	$49.7	$46.8

Fair value of plan assets at beginning of year(2)	$30.4	$24.6
Actual income on plan assets	1.7	4.3
Employer contribution	—	3.5
Benefits paid from plan assets	(2.0)	(2.0)

Fair value of plan assets at end of year(2)	$30.1	$30.4

Funded status at end of year(3)	$(5.7)	$(0.5)	$(49.7)	$(46.8)

(1)	Represents both the accumulated benefit obligation and the projected benefit obligation for the defined benefit plan and the accumulated postretirement benefit obligations (“APBO”) for the postretirement benefit plans.
(2)	There are no plan assets invested in Sunoco, Inc. common stock at December 31, 2011 (see below).
(3)	Represents retirement benefit liabilities (including current portion) in the combined balance sheets. The current portion of retirement liabilities, which totaled $4.8 and $4.4 million at December 31, 2011 and 2010, respectively, is classified in accrued liabilities in the combined balance sheets.

In 2010, the Company contributed $3.5 million to its defined benefit plan consisting of $1.0 million in cash and approximately 99 thousand shares of Sunoco common stock which was purchased from Sunoco.

The following table sets forth the cumulative amounts not yet recognized in net income at December 31, 2011 and 2010:

	Defined Benefit Plan		Postretirement Benefit Plans
	2011	2010	2011	2010
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$15.6	$10.2	$18.7	$16.0
Prior service benefits	—	—	(24.0)	(29.6)

Accumulated other comprehensive (income) loss (before related tax benefit)	$15.6	$10.2	$(5.3)	$(13.6)

The following table sets forth the plan assets in the funded defined benefit plan measured at fair value, by input level, at December 31, 2011 and 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
	(Dollars in millions)
Equity securities:
Sunoco, Inc. common stock	$—	$2.0	$—	$—	$—	$—	$—	$2.0
Domestic	—	2.4	—	—	—	—	—	2.4
International	—	0.2	—	—	—	—	—	0.2
Fixed income securities:
Government and Federal-sponsored agency obligations	—	2.0	2.1	—	—	—	2.1	2.0
Corporate and other debt	—	—	9.5	7.6	—	—	9.5	7.6
Mutual and collective trust funds:
Equity securities:
Domestic	—	1.2	6.8	4.5	—	—	6.8	5.7
International	—	1.4	4.7	4.0	—	—	4.7	5.4
Fixed income securities:
Government and Federal-sponsored agency obligations	—	—	—	—	—	—	—	—
Corporate and other debt instruments	—	—	2.7	1.8	—	—	2.7	1.8
Private equity investments	—	—	—	—	3.0	2.3	3.0	2.3
Cash and cash equivalents(1)	1.3	1.0	—	—	—	—	1.3	1.0

	$1.3	$10.2	$25.8	$17.9	$3.0	$2.3	$30.1	$30.4

(1)	Substantially all of these funds are held in connection with fixed income investment strategies.

The following table sets forth the change in fair value for plan assets measured using significant unobservable inputs (level 3):

	2011	2010
	(Dollars in millions)
Balance at the beginning of the year	$2.3	$1.7
Actual gain on plan assets:
Assets held at end of year	0.7	0.4
Assets sold during the year	—	—
Investments	0.4	0.5
Return on Capital	(0.4)	(0.3)

Balance at the end of the year	$3.0	$2.3

Investments in equity and fixed income securities that are publicly traded are valued at the closing market prices on the last business day of the year. Other equity and fixed income securities are generally valued using other observable inputs to estimate fair value on the last business day of the year. Investments in mutual funds and collective trust funds are primarily based on the closing market price of the assets held in the funds on the last business day of the year.

The asset allocations attributable to the defined benefit plan at December 31, 2011 and 2010 and the target allocation of plan assets for 2012 (excluding the Sunoco common stock contributed in early 2010), by asset category, are as follows (in percentages):

		December 31
	2012 Target	2011	2010
Asset category:
Equity securities	—%	38%	52%
Fixed income securities(1)	100%	52%	41%
Private equity investments	—%	10%	7%

Total	100%	100%	100%

(1)	Includes cash and cash equivalents which are held to manage duration in connection with fixed income investment strategies.

For fiscal 2012, the target asset allocation and strategy was modified to implement a 100% allocation to a portfolio of investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan’s benefit obligation. The objective of this strategy change is to reduce the volatility of investment returns, funded status of the plan and required contributions.

The expected benefit payments through 2021 for the defined benefit plan and postretirement benefit plans are as follows:

	Defined Benefit Plan	Postretirement Benefit Plans(1)
	(Dollars in millions)
Year ending December 31:
2012	$2.2	$5.0
2013	$2.2	$5.2
2014	$2.2	$5.1
2015	$2.3	$4.7
2016	$2.3	$4.4
2017 through 2021	$11.3	$18.4

(1)	Net of premiums paid by participants and before total expected reimbursements of $2.4 million from 2011 through 2020 under the Medicare Prescription Drug Act of 2003.

The measurement date for the Company’s defined benefit plan and postretirement benefit plans is December 31. The following discount rates were used at December 31, 2011 and 2010 to determine benefit obligations for the plans (in percentages):

	Defined Benefit Plan		Postretirement Benefit Plans
	2011	2010	2011	2010
Discount rate	4.25%	5.00%	3.90%	4.60%

The health care cost trend assumption used at December 31, 2011 to compute the APBO for the postretirement benefit plans was an increase of 9.00 percent (7.75 percent at December 31, 2010), which is assumed to decline gradually to 5.00 percent in 2020 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have an impact of less than $0.1 million on the total of service and interest cost components of postretirement benefits expense and APBO as of December 31, 2011 and 2010.

Defined Contribution Plans

The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $4.4 million, $1.8 million and $2.1 million in 2011, 2010 and 2009, respectively.

14. Accrued Liabilities

Accrued liabilities consist of following:

	2011	2010
	(Dollars in millions)
Interest payable	$15.9	$—
Accrued sales discounts	$24.9	$12.1
Other	$44.9	$41.0

Total	$85.7	$53.1

15. Debt

Credit Facilities

On July 26, 2011, SunCoke Energy entered into a Credit Agreement which provides for a seven-year term loan in a principal amount of $300.0 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00% of the original principal amount per year, with the balance payable on the final maturity date. Additionally, the Credit Agreement provides for up to $75.0 million of Incremental Facilities (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. On December 15, 2011, SunCoke Energy borrowed an additional $30.0 million Term Loan as part of the Incremental Facilities. As of December 31, 2011 there was $45.0 million of capacity remaining under the Incremental Facilities. SunCoke Energy has $328.4 million outstanding under the Term Loan and Incremental Facilities as of December 31, 2011. The proceeds from the Term Loan and Incremental Facilities were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes.

The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. SunCoke Energy does not have any outstanding borrowings under the Revolving Facility as of December 31, 2011.

Borrowings under the Term Loan bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00% or LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00% per annum and (ii) in the case of LIBOR loans, 3.00% per annum. Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid. The weighted-average interest rate for borrowings outstanding under the Credit Agreement during 2011 was 4.14 percent.

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

The Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. On January 25, 2012, we completed an exchange offer for the Notes for an equal principal amount of the Notes whose sale is registered under the Securities Act.

The Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by each of the Company’s existing and future subsidiaries that guarantees the Company’s credit facilities (collectively, the “Notes Guarantors”). The Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and senior in right of payment to all of the Company’s existing and future debt that is by its terms expressly subordinated in right of payment to the Notes. The Notes are subordinated to indebtedness under the Credit Agreement as well as any future secured debt to the extent of the value of the assets securing such debt.

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

Upon issuance, the Company recorded the Notes and the Term Loan on the consolidated balance sheet of $727.9 million, which is net of a debt discount of $2.1 million. In addition, the Company recorded $19.1 million of deferred financing fees related to the issuance of the Notes and Credit Facilities.

Debt maturities for each of the next five years is $3.3 million.

Interest Rate Swaps

On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. See Note 24 for further information on the interest rate swaps.

16. Black Lung Benefit Obligations

The Company is responsible for making pneumoconiosis (“black lung”) benefit payments to certain of its employees and former employees and their dependents. Such payments are for claims under Title IV of the Federal Coal Mine Health and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Company acts as a self-insurer for both state and federal black lung benefits and adjusts the Company’s accrual each year based upon actuarial calculations of the Company’s expected future payments for these benefits. For the years ended December 31, 2011, 2010 and 2009, the discount rate used to calculate the period end liability was 4.50, 5.00 and 6.00 percent, respectively. The estimated liability was $33.5 and $26.6 million at December 31, 2011 and 2010, respectively. Charges against income for black lung benefits amounted to $8.7, $4.8 and $0.7 million during 2011, 2010 and 2009, respectively.

The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. Changes in actuarial assumptions, including the discount rate, mortality assumptions and the expected impact of the PPACA in 2011, increased our black lung obligation by approximately $6.0 million.

17. Commitments and Contingent Liabilities

The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense, net of sublease income, was $5.8, $4.6 and $3.9 million in 2011, 2010 and 2009, respectively. Sublease income is generated from our former corporate headquarters located in Knoxville, Tennessee. Beginning in the second quarter of 2011, concurrent with our move to Lisle, Illinois, this space was subleased to another tenant for the remainder of the lease term, although we remain directly liable to the landlord under the original lease.

The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases and related subleases is as follows:

	Minimum Rental Payments	Sublease Income	Net Lease Expense
	(Dollars in millions)
Year ending December 31:
2012	$3.2	$0.6	$2.6
2013	3.3	0.6	2.7
2014	3.4	0.7	2.7
2015	3.0	0.7	2.3
2016	2.2	0.7	1.5
2017-Thereafter	4.7	0.3	4.4

Total	$19.8	$3.6	$16.2

As discussed in Note 1, the Company has an agreement with Lakeshore which provides coal handling services. The fixed and determinable amounts of the Company’s obligation under this agreement are as follows (dollars in millions):

Year ending December 31:
2012	$4.7
2013	2.3

Total	7.0
Less: Amount representing interest	(0.3)

Total at present value	$6.7

Payments under this agreement, including variable components, totaled $11.2, $10.0 and $10.8 million in 2011, 2010 and 2009, respectively.

The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $53 million, may be still open for the limited partners and subject to examination. As of December 31, 2011, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco also guarantees SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.

The EPA has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the United States Environmental Protection Agency (“EPA”) and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of recent discussions with the EPA, the Company expects these projects to cost approximately $80 million to $100 million and to be carried out over the 2012 through 2016 time period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. At this stage, negotiations are ongoing and the Company is unable to estimate a range of reasonably possible loss. The Company does not believe any probable loss would be material to its financial position, results of operations or cash flows.

In addition, the Company has received an NOV from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOV was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner with the EPA, the IDEM and Cokenergy, an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas, to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.

On February 9, 2010, the Ohio Department of Environmental Protection (“OEPA”) issued a New Source Review permit-to-install (“NSR PTI”) for the Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission (“ERAC”), challenging OEPA’s issuance of the NSR PTI. Discovery, expert discovery and depositions have concluded with respect to this matter and dispositive motions have been filed. In late 2011, ERAC agreed to a continuance of the hearing from early 2012 until May 2012 so that the parties could continue settlement negotiations. In February 2012, the Company reached an agreement in principle with the parties and are finalizing the terms of a settlement agreement. The Middletown cokemaking facility commenced operations in October 2011. The terms of the agreement are not material to the Company’s financial position, results of operations or cash flows of the Company at December 31, 2011.

The Company is a party to certain other pending and threatened claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from claims would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2011.

18. Restructuring

In 2010, in connection with the Separation, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, which was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company recorded restructuring charges of $8.0 million and $0.4 million in 2011 and 2010, respectively. These charges consist of employee-related costs, primarily related to relocation, and lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in millions)
Year ended December 31, 2010	$0.1	$0.3	$—	$0.4
Year ended December 31, 2011	5.4	0.6	2.0	8.0

Charges recorded through December 31, 2011	$5.5	$0.9	$2.0	$8.4

In addition to the amounts set forth in the table above, we expect to incur an additional $1.2 million in employee-related costs in 2012, primarily due to relocation. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity as of and for the year ended December 31, 2011 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in millions)
Balance at December 31, 2010	$0.1	$—	$0.1
Charges	5.4	2.0	7.4
Cash payments	(4.7)	(0.3)	(5.0)

Balance at December 31, 2011	$0.8	$1.7	$2.5

19. Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income (net of related income taxes) at December 31, 2011 and 2010, respectively:

	December 31
	2011	2010(1)
	(Dollars in millions)
Retirement benefits plans	$(6.3)	$2.2
Foreign currency translation adjustment	(0.2)	1.2

	$(6.5)	$3.4

(1)	Included in net parent investment.

20. Share-Based Compensation

Effective July 13, 2011, SunCoke Energy’s Board of Directors approved the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). The SunCoke LTPEP provides for the grant of equity-based rewards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP. The plan authorizes the issuance of (i) 1,600,000 million shares of SunCoke Energy common stock issuable upon the adjustment of Sunoco equity awards in connection with the Distribution and (ii) up to 6,000,000 shares of SunCoke Energy common stock pursuant to new awards under the SunCoke LTPEP.

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis at a minimum, or as deemed necessary based on actual forfeitures. Compensation expense is recorded ratably over the service period.

Stock Options

During the year ended December 31, 2011, the Company granted stock options to certain employees to acquire 1,533,312 shares of common stock. The stock options have a ten-year term and a $17.25 per share weighted average exercise price, which was equal to the average of the high and low prices of SunCoke Energy common stock on the dates of grant. A total of 1,348,608 stock options will vest in three equal annual installments on the first, second and third anniversaries of the dates of grant (in each case subject to continued employment through the applicable vesting date). The Company issued 184,704 stock options that will vest in three equal annual installments beginning September 1, 2013. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the year ended December 31, 2011 was $6.93 using the following weighted-average assumptions:

Year Ended December 31
2011
Risk Free Interest Rate	1.54%
Expected Term	5 years
Volatility	44%
Dividend Yield	—%
Weighted-Average Exercise Price	$17.25

The Company uses the average implied volatility of a peer group (comprised of related industries, including steel suppliers, industrial gas and coal) coupled with the implied volatility of the S&P 500. Since the Company does not have a stand-alone trading history or a direct peer group it believes this approach provides a reasonable implied volatility.

The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a zero forfeiture rate in calculating fair value. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.

The following table summarizes information with respect to common stock option awards:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—
Granted	1,533,312	$17.25
Exercised	—
Forfeited	(79,293)	$17.25

Outstanding at December 31, 2011	1,454,019	$17.25	$—
Exercisable at December 31, 2011	—
Expected to vest at December 31, 2011	1,454,019	$17.25	$—

Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options.

The Company recognized $1.4 million, $0.9 million net of tax, in compensation expense during the year ended December 31, 2011 related to stock options. As of December 31, 2011, there was $8.6 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 2.7 years. The weighted average remaining contractual term is 9.5 years.

Restricted Stock Units

During the year ended December 31, 2011, the Company issued a total of 288,898 restricted stock units (“RSU”) to certain employees for shares of the Company’s common stock. A total of 146,545 RSUs will vest as follows: (1) 50% of each RSU award generally will vest in three equal annual installments, on the first, second and third anniversaries of the date of grant and (2) the remaining 50% of each RSU award will vest on the fourth anniversary of the date of grant (in each case subject to continued employment through the applicable vesting date). The Company issued 112,941 RSUs that will vest in three equal annual installments beginning on September 1, 2013. The Company also issued 29,412 RSUs that vest in 12 months. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.

The following table summarizes information with respect to RSUs:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2010	—
Granted	288,898	$17.19
Vested	—
Forfeited	(13,542)	$17.19

Nonvested at December 31, 2011	275,356	$17.19

The Company recognized $0.7 million, $0.4 million net of tax, in compensation expense during the year ended December 31, 2011 related to RSUs. As of December 31, 2011, there was $4.0 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 2.8 years.

In connection with the Distribution, certain Sunoco common stock awards and stock options that were held by Sunoco employees, Sunoco directors and SunCoke Energy employees were modified. In general, all Sunoco stock options held by Sunoco employees and Sunoco directors were converted into both Sunoco and SunCoke Energy stock options. Sunoco stock options held by SunCoke Energy employees were converted to SunCoke Energy stock options. All SunCoke Energy common stock issued as a result of option exercises or the vesting of common stock awards will be issued under the SunCoke LTPEP. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options will be recognized by Sunoco. At the Distribution Date, there were approximately 1.2 million SunCoke Energy stock options issued in connection with the conversion of the outstanding Sunoco stock options. The exercise price for these stock options ranges from $4.77 and $29.35.

Outstanding Sunoco common stock units were effectively split into two components representing the Sunoco common stock units and SunCoke Energy common stock units. The conversion of common stock units held by Sunoco employees had no impact on SunCoke Energy as these units were not converted into SunCoke Energy awards. All common stock units held by SunCoke Energy employees were converted into SunCoke Energy common stock units, which vest over the remaining term of the original award. SunCoke Energy is currently evaluating the accounting impact of these modifications on its future stock-based compensation expense.

21. Earnings per Share

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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Year Ended December 31
	2011	2010	2009
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.0	70.0	70.0
Add: effect of dilutive share-based compensation awards	—	—	—

Weighted-average number of shares-diluted	70.0	70.0	70.0

For the year ended December 31, 2011, diluted earnings per share is calculated to give effect to share-based compensation awards granted using the treasury stock method. In 2011, the potential dilutive effect of share-based compensation awards was excluded from the computation of diluted earnings per share as the shares would have had an antidilutive effect.

22. Noncontrolling Interests

On February 19, 1998, the Company transferred an interest in its Indiana Harbor cokemaking operations to a third-party investor for $200.0 million in cash. On July 30, 2002, the Company transferred an additional interest in Indiana Harbor for $200.0 million and sold a portion of its interest in Indiana Harbor for $15.0 million in cash to another third-party investor. The Company did not recognize any gain at the dates of these transactions because the third-party investors were entitled to a preferential return on their investments. The returns of the investors were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time both investors had recovered their investment and achieved a cumulative annual after-tax return of approximately 10 percent).

During the third quarter of 2011, the Company purchased an additional 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility, which decreased equity attributable to SunCoke Energy by $7.8 million, net of $4.1 million in deferred taxes, for the year end December 31, 2011. The remaining investor is entitled to a noncontrolling interest amounting to 15 percent of the partnership’s net income through 2037, at which time the noncontrolling interest percentage declines to 5 percent.

23. Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:

	2011	2010	2009
	(Dollars in millions)
Interest paid	$2.8	$—	$—
Income taxes paid	$7.3	$32.4	$6.1

24. Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $37.8 million at December 31, 2010 were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy. There were no cash equivalents at December 31, 2011.

The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. These agreements expire three years from the forward effective date of October 11, 2011. Under the interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.322 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.

The fair value of the swap agreement at December 31, 2011 was a liability of approximately $0.5 million. The mark to market impact of the swap arrangement on interest expense was an increase of approximately $0.5 million in the year ended December 31, 2011. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent consideration related to the HKCC acquisition (Note 4) is measured at fair value and amounted to $9.0 million at December 31, 2011. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at December 31, 2011 include (a) a risk-adjusted discount rate range of 2.400 percent to 8.665 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 300 thousand and 475 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $1.9 million in the year ended December 31, 2011.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2011, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2011, the estimated fair value of the Company’s long-term debt was estimated to be $722.0 million, compared to a carrying amount of $726.4 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs. As of December 31, 2011, the carrying value of the debt is $726.4 million, which is net of mandatory pre-payments made since issuance.

At December 31, 2010, the estimated fair value of the Company’s receivables from affiliate was $338.4 million, compared to a carrying amount of $289.0 million on that date. The fair value of these receivables from affiliate was estimated based upon the market interest rates applicable to Sunoco at December 31, 2010 for similar terms.

25. Business Segment Information

The Company is an independent owner and operator of five metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The Company’s cokemaking operations are reported as three segments: Jewell Coke, Other Domestic Coke and International Coke. See Note 7 for further information regarding customer concentration.

The Jewell Coke segment consists of the operations of the Company’s cokemaking facilities in Vansant, VA. The Indiana Harbor cokemaking facility located in East Chicago, IN, the Haverhill cokemaking facility, located in Franklin Furnace, OH, the Granite City cokemaking facility, located in Granite City, IL, and the Middletown cokemaking facility, located in Middletown, OH are individual operating segments that have been aggregated into the Other Domestic Coke segment. Each of these facilities produces metallurgical coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Other Domestic Coke segment have similar long-term economic characteristics. The Middletown cokemaking facility commenced operations in October 2011 and beginning in the fourth quarter of 2011 is included in the Other Domestic Coke segment results. Prior to the commencement of operations, all costs associated with Middletown were included in Corporate and Other.

The International Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The International Coke segment also earns income from a dividend on its preferred stock investment assuming that certain minimum production levels are achieved at the plant.

The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility, centered in Vansant, VA with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell Coke segment for conversion into metallurgical coke. Some coal is also sold to the Other Domestic Coke facilities and third-parties. Intersegment coal revenues for sales to the Jewell Coke and Other Domestic Coke segments are based on the prices that the coke customers of the Other Domestic Coke segment have agreed to pay for the internally produced coal, which approximate the market prices for this quality of metallurgical coal. In January 2011, the Company acquired the HKCC Companies (Note 4), and the results of operations from the date of acquisition forward are included in the Coal Mining segment.

Overhead expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Total financing (expense) income, net, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Identifiable assets are those assets that are utilized within a specific segment.

During 2011, the Company changed its measure of segment profit or loss from operating income to Adjusted EBITDA. The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Year Ended December 31, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke		International Coke	Coal Mining	Corporate and Other	Combined
Sales and other operating revenue	$257.6	$1,187.5		$38.0	$44.5	$—	$1,527.6
Intersegment sales	$—	$—		$—	$172.1	$—	$—
Adjusted EBITDA	$57.6	$89.4		$13.7	$24.0	$(44.2)	$140.5
Depreciation, depletion and amortization	$4.9	$38.7		$0.2	$12.9	$1.7	$58.4
Capital expenditures	$1.2	$197.0	(1)	$0.6	$30.7	$8.6	$238.1
Identifiable assets	$81.6	$1,440.8		$62.7	$182.1	$174.6	$1,941.8

(1)	Includes $169.4 million attributable to the Middletown facility.

	Year Ended December 31, 2010
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$298.0	$979.5	$38.4	$0.6	$—		$1,316.5
Intersegment sales	$5.8	$—	$—	$132.3	$—		$—
Adjusted EBITDA	$151.5	$78.5	$15.0	$(3.6)	$(14.1)		$227.3
Depreciation, depletion and amortization	$4.4	$35.0	$0.1	$7.7	$1.0		$48.2
Capital expenditures	$1.8	$23.0	$0.8	$18.4	$171.6	(1)	$215.6
Identifiable assets	$80.9	$962.6	$59.7	$76.7	$538.5	(2)	$1,718.4

(1)	Includes $169.7 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $289.0 million and Middletown facility construction-in-progress totaling $242.2 million.

	Year Ended December 31, 2009
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke		Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$324.6	$756.0	$40.4		$3.0	$—		$1,124.0
Intersegment sales	$—	$—	$—		$119.5	$—		$—
Adjusted EBITDA	$182.3	$22.7	$23.3	(1)	$11.0	$(9.1)		$230.2
Depreciation, depletion and amortization	$4.5	$21.5	$0.1		$5.8	$0.4		$32.3
Capital expenditures	$1.2	$170.3	$0.1		$17.6	$26.0	(2)	215.2
Identifiable assets	$82.7	$972.0	$59.2		$67.6	$365.2	(3)	1,546.7

(1)	Includes dividend income of $19.0 million attributable to 2008 and 2009 operations.
(2)	Includes $25.4 million attributable to the Middletown facility.
(3)	Includes receivables from affiliate totaling $289.0 million and Middletown facility construction-in-progress totaling $72.5 million.

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Below is a reconciliation of Adjusted EBITDA to net income.

	Year Ended December 31
	2011	2010	2009
	(Dollars in millions)
Adjusted EBITDA	$140.5	$227.3	$230.2
Subtract: Depreciation, depletion and amortization	58.4	48.2	32.3
Subtract (Add): Financing expense (income), net	1.4	(19.0)	(20.3)
Subtract: Income tax expense	7.2	46.9	20.7
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	12.9	12.0	7.8
Subtract (Add): Net loss (income) attributable to non controlling interest	1.7	(7.1)	(21.5)

Net income	$58.9	$146.3	$211.2

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Year Ended December 31
	2011	2010	2009
	(Dollars in millions)
Metallurgical coke sales	$1,397.7	$1,237.2	$1,062.2
Steam and electricity sales	47.7	40.4	18.4
Operating and licensing fees	38.0	38.4	40.4
Metallurgical coal sales	44.2	0.2	2.5
Other	—	0.3	0.5

	$1,527.6	$1,316.5	$1,124.0

26. Selected Quarterly Data (unaudited)

	2011					2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Sales and other operating revenue	$333.0	$377.6	$403.1	$413.9	(1)	$328.2	$350.3	$330.6	$307.4
Gross profit(2)	$20.0	$43.8	$55.6	$25.4	(3)	$65.3	$72.4	$62.1	$31.6
Net income	$5.7	$24.1	$21.6	$7.5		$42.6	$47.6	$41.0	$15.1
Net income attributable to SunCoke Energy, Inc. / net parent investment	$11.9	$22.5	$18.2	$8.0		$38.9	$44.3	$37.5	$18.5
Earnings attributable to SunCoke Energy, Inc. / net parent investment per share of common stock:
Basic	$0.17	$0.32	$0.26	$0.12		$0.56	$0.63	$0.53	$0.26
Diluted	$0.17	$0.32	$0.26	$0.12		$0.56	$0.63	$0.53	$0.26

(1)	In the fourth quarter of 2011, we recorded approximately $7.0 million related to the resolution of certain contract and billing issues with our customer at our Indiana Harbor facility. The resolution of this matter is not anticipated to have a material impact in 2012.
(2)	Gross profit equals sales and other operating revenue less cost of products sold, operating expenses, loss on firm purchase commitments and depreciation, depletion and amortization.
(3)	During the fourth quarter of 2011, an out-of-period adjustment of approximately $3.9 million was recorded to correct the costs of products sold for our Indiana Harbor facility related to the third quarter of 2011. Management believes the amount was not material individually or in the aggregate to current or prior interim periods. The adjustment had no impact on the full year fiscal 2011 financial results.

27. Supplemental Condensed Consolidating Financial Information

Certain wholly owned subsidiaries of the Company serve as guarantors of the obligations under the $300 million Term Loan and $400 million Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.” Prior to the Separation Date, the Company was a wholly-owned subsidiary of Sunoco. Therefore, there is no parent entity for purposes of this footnote for periods prior to the Separation Date.

The following supplemental condensed combining and consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s combined and consolidated accounts for the dates and periods indicated. For purposes of the following condensed combining and consolidating information, the Issuer’s investments in its subsidiaries and the Guarantor and Non-Guarantor Subsidiaries’ investments in its subsidiaries are accounted for under the equity method of accounting.

SunCoke Energy, Inc.

Condensed Combining and Consolidating Statement of Income

Year Ended December 31, 2011

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$1,023.4	$504.2	$—	$1,527.6
Equity in earnings (loss) of subsidiaries	34.9	(19.4)	—	(15.5)	—
Other income, net	—	2.0	9.3		11.3

Total revenues	34.9	1,006.0	513.5	(15.5)	1,538.9

Costs and operating expenses
Cost of products sold and operating expenses	—	815.1	490.7	—	1,305.8
Loss on firm purchase commitment	—	—	18.5	—	18.5
Selling, general and administrative expenses	2.6	78.0	8.1		88.7
Depreciation, depletion, and amortization	—	51.1	7.3		58.4

Total costs and operating expenses	2.6	944.2	524.6	—	1,471.4

Operating income (loss)	32.3	61.8	(11.1)	(15.5)	67.5

Interest income—affiliate	—	7.6	8.2	(3.3)	12.5
Interest income	—	3.4	(3.0)		0.4
Interest cost—affiliate	—	(3.5)	(3.3)	3.3	(3.5)
Interest cost	(20.6)	—	—		(20.6)
Capitalized interest	—	9.8	—		9.8

Total financing (loss) income, net	(20.6)	17.3	1.9	—	(1.4)

Income (loss) before income tax expense	11.7	79.1	(9.2)	(15.5)	66.1
Income tax (benefit) expense	(8.3)	6.8	8.7	—	7.2

Net income (loss)	20.0	72.3	(17.9)	(15.5)	58.9
Less: Net loss attributable to noncontrolling interests	—	—	(1.7)		(1.7)

Net income (loss) attributable to SunCoke Energy, Inc./net parent investment	$20.0	$72.3	$(16.2)	(15.5)	$60.6

SunCoke

Condensed Combining and Consolidating Statement of Income

Year Ended December 31, 2010

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$874.7	$447.6	$(5.8)	$1,316.5
Equity in earnings of subsidiaries	22.5	—	(22.5)	—
Other income, net	1.3	8.7		10.0

Total revenues	898.5	456.3	(28.3)	1,326.5

Costs and operating expenses
Cost of products sold and operating expenses	628.6	414.1	(5.8)	1,036.9
Selling, general and administrative expenses	50.0	17.2		67.2
Depreciation, depletion, and amortization	41.0	7.2		48.2

Total costs and operating expenses	719.6	438.5	(5.8)	1,152.3

Operating income	178.9	17.8	(22.5)	174.2

Interest income—affiliate	8.7	15.0		23.7
Interest income	—	—		—
Interest cost—affiliate	(5.4)	—		(5.4)
Capitalized interest	0.7	—		0.7

Total financing income, net	4.0	15.0	—	19.0

Income before income tax expense	182.9	32.8	(22.5)	193.2
Income tax expense	43.1	3.8	—	46.9

Net income	139.8	29.0	(22.5)	146.3
Less: Net income attributable to noncontrolling interests	—	7.1		7.1

Net income attributable to net parent investment	$139.8	$21.9	$(22.5)	$139.2

SunCoke

Condensed Combining and Consolidating Statement of Income

Year Ended December 31, 2009

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$661.6	$463.4	$(1.0)	$1,124.0
Equity in earnings of subsidiaries	53.4	—	(53.4)	—
Other income, net	1.3	19.7		21.0

Total revenues	716.3	483.1	(54.4)	1,145.0

Costs and operating expenses
Cost of products sold and operating expenses	461.4	400.5	(1.0)	860.9
Selling, general and administrative expenses	30.2	10.0		40.2
Depreciation, depletion, and amortization	25.4	6.9		32.3

Total costs and operating expenses	517.0	417.4	(1.0)	933.4

Operating income	199.3	65.7	(53.4)	211.6

Interest income—affiliate	9.0	15.1		24.1
Interest income	0.4	—		0.4
Interest cost—affiliate	(5.7)	—		(5.7)
Capitalized interest	1.5	—		1.5

Total financing income, net	5.2	15.1	—	20.3

Income before income tax expense	204.5	80.8	(53.4)	231.9
Income tax expense	14.4	6.3	—	20.7

Net income	190.1	74.5	(53.4)	211.2
Less: Net income attributable to noncontrolling interests	—	21.6		21.6

Net income attributable to net parent investment	$190.1	$52.9	$(53.4)	$189.6

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments		Total
Assets
Cash and cash equivalents	$—	$109.4	$18.1	$		$127.5
Accounts receivable	—	49.1	17.1			66.2
Inventories	—	155.7	64.0			219.7
Deferred income taxes	—	0.6	—			0.6
Advances from affiliate	128.5	30.3	—		(158.8)	—
Interest receivable from affiliate	—	7.3	—		(7.3)	—

Total current assets	128.5	352.4	99.2		(166.1)	414.0

Notes receivable from affiliate	—	89.0	300.0		(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0			41.0
Properties, plants and equipment, net	—	1,281.6	110.2			1,391.8
Lease and mineral rights, net	—	53.2	—			53.2
Goodwill	—	9.4	—			9.4
Deferred charges and other assets	18.5	10.7	3.2			32.4
Investment in subsidiaries	1,120.5	41.9	—		(1,162.4)	—

Total assets	$1,267.5	$1,838.2	$553.6		$(1,717.5)	$1,941.8

Liabilities and Equity
Advances from affiliate	$—	$128.5	$30.3		$(158.8)	$—
Accounts payable	—	147.9	34.0			181.9
Current portion of long term debt	3.3	—	—			3.3
Accrued liabilities	16.5	57.9	11.3			85.7
Interest payable to affiliate	—	—	7.3		(7.3)	—
Taxes payable	—	7.0	3.6			10.6

Total current liabilities	19.8	341.3	86.5		(166.1)	281.5

Long term debt	723.1	—	—			723.1
Payable to affiliate	—	300.0	89.0		(389.0)	—
Accrual for black lung benefits	—	33.5	—			33.5
Retirement benefit liabilities	—	50.6	—			50.6
Deferred income taxes	(1.0)	265.3	(3.2)			261.1
Asset retirement obligations	—	10.4	2.1			12.5
Other deferred credits and liabilities	0.1	16.2	3.3			19.6
Commitments and contingent liabilities

Total liabilities	742.0	1.017.3	177.7		(555.1)	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2011 and 2010	—	—	—		—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,012,702 shares at December 31, 2011 and no shares outstanding at December 31, 2010	0.7	—	—		—	0.7
Additional paid-in capital	504.8	807.0	344.2		(1,144.7)	511.3
Accumulated other comprehensive income	—	(6.2)	(0.3)		—	(6.5)
Retained earnings	20.0	20.1	(2.4)		(17.7)	20.0

Total SunCoke Energy, Inc. stockholders’ equity	525.5	820.9	341.5		(1,162.4)	525.5
Noncontrolling interests	—	—	34.4			34.4

Total equity	525.5	820.9	375.9		(1,162.4)	559.9

Total liabilities and equity	$1,267.5	$1,838.2	$553.6		$(1,717.5)	$1,941.8

SunCoke

Condensed Combining and Consolidating Balance Sheet

December 31, 2010

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments		Total
Assets
Cash and cash equivalents	$—	$40.1	$		$40.1
Accounts receivable	32.0	12.6			44.6
Inventories	69.7	36.9			106.6
Deferred income taxes	1.1	—			1.1

Total current assets	102.8	89.6		—	192.4

Notes receivable from affiliate	89.0	200.0			289.0
Investment in Brazilian cokemaking operations	—	41.0			41.0
Properties, plants and equipment, net	1,063.9	116.3			1,180.2
Deferred charges and other assets	12.8	3.0			15.8
Investment in subsidiaries	232.5	—		(232.5)	—

Total assets	$1,501.0	$449.9		$(232.5)	$1,718.4

Liabilities and Equity
Advances from affiliate	$777.7	$112.5		$(1.7)	$888.5
Accounts payable	84.4	22.0			106.4
Accrued liabilities	38.4	14.7			53.1
Taxes payable	3.1	4.6			7.7

Total current liabilities	903.6	153.8		(1.7)	1,055.7

Payable to affiliate	53.9	1.9			55.8
Accrual for black lung benefits	26.6	—			26.6
Retirement benefit liabilities	42.9	—			42.9
Deferred income taxes	86.1	(0.2)			85.9
Asset retirement obligations	9.1	1.9			11.0
Other deferred credits and liabilities	11.2	—			11.2
Commitments and contingent liabilities

Total liabilities	1,133.4	157.4		(1.7)	1,289.1

Equity
Net parent investment	366.7	233.6		(230.8)	369.5
Noncontrolling interests	0.9	58.9			59.8

Total equity	367.6	292.5		(230.8)	429.3

Total liabilities and equity	$1,501.0	$449.9		$(232.5)	$1,718.4

SunCoke Energy, Inc.

Condensed Combining and Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$20.0	$72.3	$(17.9)	$(15.5)	$58.9
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Loss on firm purchase commitment	—	—	18.5		18.5
Depreciation, depletion and amortization	—	51.1	7.3		58.4
Deferred income tax (benefit) expense	(1.0)	44.1	(19.1)		24.0
Payments in excess of expense for retirement plans	—	5.8	—		5.8
Equity in earnings of subsidiaries	(34.9)	19.4	—	15.5	—
Changes in working capital pertaining to operating activities:
Accounts receivable	—	(13.8)	(4.5)		(18.3)
Inventories	—	(82.9)	(27.2)		(110.1)
Accounts payable and accrued liabilities	16.5	77.9	(10.2)		84.2
Taxes payable	—	(44.6)	27.7		(16.9)
Other	(4.4)	(13.1)	14.3		(3.2)

Net cash provided by (used in) operating activities	(3.8)	116.2	(11.1)	—	101.3

Cash Flows from Investing Activities:
Capital expenditures	—	(236.9)	(1.2)		(238.1)
Acquisition of business	—	(37.6)	—		(37.6)
Proceeds from sales of assets	—	—	—		—

Net cash used in investing activities	—	(274.5)	(1.2)	—	(275.7)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	727.9	—	—		727.9
Debt issuance costs	(19.1)	—	—		(19.1)
Repayment of long-term debt	(1.6)	—	—		(1.6)
Purchase of noncontrolling interest in Indiana Harbor facility	—	(34.0)	—		(34.0)
Net (decrease) increase in advances from affiliate	(703.4)	296.8	(6.2)		(412.8)
Repayments of notes payable assumed in acquisition	—	(2.3)	—		(2.3)
Increase in payable to affiliate	—	7.2	(1.9)		5.3
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(1.6)		(1.6)

Net cash provided by (used in) financing activities	3.8	267.7	(9.7)	—	261.8

Net increase (decrease) in cash and cash equivalents	—	109.4	(22.0)	—	87.4
Cash and cash equivalents at beginning of year	—	—	40.1		40.1

Cash and cash equivalents at end of year	$—	$109.4	$18.1	$—	$127.5

SunCoke

Condensed Combining and Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$139.8	$29.0	$(22.5)	$146.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	41.0	7.2		48.2
Deferred income tax expense	15.4	—		15.4
Payments in excess of expense for retirement plans	(6.0)	—		(6.0)
Equity in earnings of subsidiaries	(22.5)	—	22.5	—
Changes in working capital pertaining to operating activities:
Accounts receivable	(5.9)	40.6		34.7
Inventories	(0.5)	0.5		—
Accounts payable and accrued liabilities	38.5	15.7		54.2
Taxes payable	1.7	0.2		1.9
Other	3.0	(1.1)		1.9

Net cash provided by operating activities	204.5	92.1	—	296.6

Cash Flows from Investing Activities:
Capital expenditures	(214.0)	(1.6)		(215.6)
Proceeds from sales of assets	1.7	—		1.7

Net cash used in investing activities	(212.3)	(1.6)	—	(213.9)

Cash Flows from Financing Activities:
Net decrease in advances from affiliate	(23.3)	(32.9)		(56.2)
Contribution from parent	1.0	—		1.0
Increase in payable to affiliate	30.1	0.7		30.8
Cash distributions to noncontrolling interests in cokemaking operations	—	(20.9)		(20.9)

Net cash provided by (used in) financing activities	7.8	(53.1)	—	(45.3)

Net increase in cash and cash equivalents	—	37.4	—	37.4
Cash and cash equivalents at beginning of year	—	2.7		2.7

Cash and cash equivalents at end of year	$—	$40.1	$—	$40.1

SunCoke

Condensed Combining and Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$190.1	$74.5	$(53.4)	$211.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25.4	6.9		32.3
Deferred income tax expense	14.6	0.6		15.2
Payments less than expense for retirement plans	3.3	—		3.3
Equity in earnings of subsidiaries	(53.4)	—	53.4	—
Changes in working capital pertaining to operating activities:
Accounts receivable	8.4	(47.0)		(38.6)
Inventories	(25.5)	(1.6)		(27.1)
Accounts payable and accrued liabilities	0.3	(8.6)		(8.3)
Taxes payable	0.2	(0.4)		(0.2)
Other	1.5	(2.1)		(0.6)

Net cash provided by operating activities	164.9	22.3	—	187.2

Cash Flows from Investing Activities:
Capital expenditures	(213.4)	(1.8)		(215.2)
Proceeds from sales of assets	0.1	—		0.1

Net cash used in investing activities	(213.3)	(1.8)	—	(215.1)

Cash Flows from Financing Activities:
Net increase in advances from affiliate	48.4	(22.9)		25.5
Increase in payable to affiliate	—	0.7		0.7
Cash distributions to noncontrolling interests in cokemaking operations	—	(18.6)		(18.6)

Net cash provided by (used in) financing activities	48.4	(40.8)	—	7.6

Net decrease in cash and cash equivalents	—	(20.3)	—	(20.3)
Cash and cash equivalents at beginning of year	—	23.0		23.0

Cash and cash equivalents at end of year	$—	$2.7	$—	$2.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Identification of Material Weakness

In its Annual Report on Form 10-K for the year ended December 31, 2010, Sunoco reported that its internal control over financial reporting was not effective as a result of a material weakness in internal control over financial reporting related to its accounting for income taxes. Sunoco’s management identified the following control deficiencies that, in the aggregate, represented a material weakness in the design and operation of its internal controls over the computation of the income tax provision and determination of the appropriate classification of income taxes payable and deferred income taxes: (1) Sunoco’s management relied on spreadsheets that were extremely complex and difficult to prepare and review; (2) a lack of readily available data to facilitate the accounting for complex, non-routine transactions resulted in a reasonable possibility that adjustments to balances would not be detected on a timely basis; and (3) inexperience with Sunoco’s income tax accounting processes, procedures and controls due to recent employee turnover resulted in insufficient review of the income tax accounts.

The amounts reflected in our financial statements for income tax expense and deferred income taxes have been prepared by us in conjunction with Sunoco’s income tax department using processes similar to those used in the preparation of Sunoco’s consolidated financial statements. We have established our own tax accounting processes, but utilized Sunoco’s personnel and processes through the Distribution Date.

Remediation of Material Weakness

During 2011, Sunoco implemented remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, Sunoco has: (1) hired additional experienced tax personnel; (2) formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; (3) utilized personnel from third-party professional services firms with expertise in accounting for income taxes to assist in the preparation and review of Sunoco’s income tax provisions; (4) held training sessions covering accounting for income taxes and tax risk management; (5) updated process documentation to reflect improvements made for internal control compliance, including detailed tax checklists; (6) enhanced procedures and reviews of key tax accounts, non-routine transactions and supporting documentation; and (7) implemented and utilized a computer software package that facilitates the calculation, documentation and review of Sunoco’s income tax provision.

Sunoco’s management believes that the measures described above remediated the material weakness identified and, that, as of December 31, 2011, Sunoco’s internal control over financial reporting was effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information on directors required by Item 401 of Regulation S-K appearing under the heading entitled “Proposal 1- Election of Directors,” the information required by Item 405 of Regulation S-K appearing under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Information,” the information required by Item 406 of Regulation S-K appearing under the section entitled “Code of Business Conduct and Ethics” under the heading “Corporate Governance,” the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K in the heading entitled “The Board of Directors and its Committees” and under the section entitled “Audit Committee Report” in the heading entitled “Audit Committee Matters,” is in each case in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), which we anticipate will be filed with the SEC within 120 days after December 31, 2011, and are incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” and appearing under the heading “Directors Compensation,” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” is in each case in the Proxy Statement, and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K appearing under the heading “Beneficial Stock Ownership of Directors, Executive Officers and Persons Owning More Than Five Percent of Common Stock” and the information required by Item 201(d) of Regulation S-K appearing under the section entitled “Equity Compensation Plan Information,” both under the heading “Other Information,” is in each case in the Proxy Statement, and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K appearing under the section entitled “Transactions with Related Persons” and the information required by Item 407(a) of Regulation S-K appearing under the section “Director Independence,” both under the heading “Governance Matters,” is in each case in the Proxy Statement, and are incorporated herein by reference.

Item 14.	Principal Accountant Fees Services

The information required by Item 9(e) of Schedule 14A appearing under the heading “Audit Committee Matters” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Combined and Consolidated Financial Statements:

The Combined and Consolidated Financial Statements are set forth under Item 8 of this report.

2.	Financial Statements Schedules:

These schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-35243)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference herein to Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on May 11, 2011, File No. 333-35243)

4.1	Indenture by and among the Company, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated July 26, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 333-35243)

4.2	Form of 7 5/8% Senior Notes due 2019 (included in Exhibit A to the Indenture filed as Exhibit 4.1)

4.3	Registration Rights Agreement, dated July 26, 2011, among SunCoke Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, acting as the representative of the initial purchasers (incorporated by reference herein to Exhibit 4.3 to the Company’s Form 8-K filed on August 1, 2011, File No. 333-35243)

10.1	Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.2	Transition Services Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.3	Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.4	Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.5*	SunCoke Energy, Inc. Senior Executive Incentive Plan (Effective as of January 1, 2012) (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.6*	SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (Effective as of July 21, 2011) (incorporated by reference herein to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.7*	SunCoke Energy, Inc. Special Executive Severance Plan (Effective as of July 27, 2011) (incorporated by reference herein to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.8*	SunCoke Energy, Inc. Executive Involuntary Severance Plan (Effective as of July 27, 2011) (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.9*	Letter Agreement between Frederick A. Henderson and Sunoco, dated September 2, 2010 (incorporated by reference herein to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 23, 2011, File No. 333-35243)

10.10*	Amendment No. 1 to Letter Agreement between Frederick A. Henderson and Sunoco dated May 25, 2011 (incorporated by reference herein to Exhibit 10.11 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.11*	Letter Agreement between Michael J. Thomson and Sunoco, dated September 2, 2010 (incorporated by reference herein to Exhibit 10.12 to the Company’s Amendment No. 3 on Registration Statement on Form S-1 filed on March 23, 2011, File No. 333-35243)

10.12*	Letter Agreement between Fay West and SunCoke Energy, Inc., dated January 16, 2011 (incorporated by reference herein to Exhibit 10.13 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.13*	Letter Agreement between Denise R. Cade and Sunoco, dated February 18, 2011 (incorporated by reference herein to Exhibit 10.14 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.14*	Letter Agreement between Mark E. Newman and Sunoco, dated March 10, 2011 (incorporated by reference herein to Exhibit 10.15 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.15*	SunCoke Energy, Inc. Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-35243)

10.16*	SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-35243)

10.17*	Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2012, File No. 33-35243)

10.18*	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Michael J. Thomson (incorporated by reference herein to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.19*	Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.20*	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.21*	Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.22*	Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.23*	Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.24*	SunCoke Energy, Inc. 2011 Executive Annual Incentive Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed on December 9, 2011, File No. 333-35243)

10.25*	SunCoke Energy, Inc. Savings Restoration Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 333-35243)

10.26	Steam Supply and Purchase Agreement, between Haverhill North Coke Co. and Sunoco, effective January 1, 2011 (incorporated by reference herein to Exhibit 10.17 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.27	Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-35243)

10.28	Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.29	Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.30	Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.31	Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-35243)

10.32	Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.33	Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 333-35243)

10.34	Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.35	Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.36	Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18f, 2011, File No. 333-35243)

10.37	Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.28 to the Company’s Amendment No. 6 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-35243)

10.38	Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.39	Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.40	Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.31 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-35243)

10.41	Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and United States Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-35243)

10.42	Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and United States Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-35243)

10.43	Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-35243)

12.1**	Consolidated Ratio of Earnings to Fixed Charges

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Ernst & Young LLP

23.2**	Consent of Marshall Miller & Associates, Inc.

24.1**	Powers of Attorney

31.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5**	Mine Safety Disclosure

101	The financial statements formatted in XBRL (eXtensible Business Reporting Language), tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
**	Filed herewith.

SunCoke Energy will furnish copies of the above exhibits to a stockholder upon written request to Investor Relations, SunCoke Energy, Inc., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2012.

SUNCOKE ENERGY, INC.

By:	/s/ Mark E. Newman
Mark E. Newman Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

Signature	Title

/s/ Frederick A. Henderson	Chief Executive Officer and Chairman (Principal Executive Officer)
Frederick A. Henderson

/s/ Mark E. Newman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Mark E. Newman

/s/ Fay West*	Vice President and Controller (Principal Accounting Officer)
Fay West

/s/ Robert J. Darnall*	Director
Robert J. Darnall

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ Karen B. Peetz*	Director
Karen B. Peetz

/s/ James E. Sweetnam*	Director
James E. Sweetnam

*	Mark E. Newman, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this registration statement on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Mark E. Newman	February 29, 2012
Mark E. Newman