Form 10-Q
period 2012-03-31
SunCoke Energy, Inc.
filed 2012-05-02
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, there were 70,014,192 shares of the Registrant’s Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

SunCoke Energy, Inc.

Combined and Consolidated Statements of Income

(Unaudited)

Item 1. Combined and Consolidated Financial Statements

	For the Three Months Ended March 31
	2012	2011
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$480.6	$333.0
Other income, net	0.7	0.4

Total revenues	481.3	333.4

Costs and operating expenses
Cost of products sold and operating expenses	408.3	281.4
Loss on firm purchase commitments	—	18.5
Selling, general and administrative expenses	20.7	16.2
Depreciation, depletion, and amortization	18.4	13.0

Total costs and operating expenses	447.4	329.1

Operating income	33.9	4.3

Interest income—affiliate	—	5.7
Interest income	0.1	—
Interest cost—affiliate	—	(1.5)
Interest cost	(12.1)	—
Capitalized interest	—	0.3

Total financing (expense) income, net	(12.0)	4.5

Income before income tax expense	21.9	8.8
Income tax expense	5.3	3.1

Net income	16.6	5.7
Less: Net loss attributable to noncontrolling interests	(0.3)	(6.2)

Net income attributable to SunCoke Energy, Inc. / net parent investment	$16.9	$11.9

Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.24	$0.17
Diluted	$0.24	$0.17
Weighted average number of common shares outstanding:
Basic	70.1	70.0
Diluted	70.3	70.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31
	2012	2011
	(Dollars and shares in millions, except per share amounts)
Net income	$16.6	$5.7
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 and $0.4, respectively)	(0.4)	(0.6)
Currency translation adjustment	0.2	0.2

Comprehensive income	16.4	5.3
Less: Comprehensive loss attributable to noncontrolling interests	(0.3)	(6.2)

Comprehensive income attributable to SunCoke Energy, Inc. / net parent investment	$16.7	$11.5

(See Accompanying Notes)

SunCoke Energy, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$113.6	$127.5
Accounts receivable	78.3	66.2
Inventories	200.8	219.7
Deferred income taxes	0.6	0.6

Total current assets	393.3	414.0

Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment, net	1,384.2	1,391.8
Lease and mineral rights, net	53.0	53.2
Goodwill	9.4	9.4
Deferred charges and other assets	38.0	32.4

Total assets	$1,918.9	$1,941.8

Liabilities and Equity
Accounts payable	146.7	181.9
Current portion of long-term debt	3.3	3.3
Accrued liabilities	65.1	69.8
Interest payable	7.8	15.9
Taxes payable	12.0	10.6

Total current liabilities	234.9	281.5

Long-term debt	722.4	723.1
Accrual for black lung benefits	33.4	33.5
Retirement benefit liabilities	51.2	50.6
Deferred income taxes	329.8	261.1
Asset retirement obligations	13.8	12.5
Other deferred credits and liabilities	20.1	19.6
Commitments and contingent liabilities

Total liabilities	1,405.6	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,014,192 and 70,012,702 shares at March 31, 2012 and December 31, 2011, respectively	0.7	0.7
Treasury stock, 99,637 shares at March 31, 2012 and no shares at December 31, 2011	(1.4)	—
Additional paid-in capital	449.7	511.3
Accumulated other comprehensive loss	(6.7)	(6.5)
Retained earnings	36.9	20.0

Total SunCoke Energy, Inc. stockholders’ equity	479.2	525.5
Noncontrolling interests	34.1	34.4

Total equity	513.3	559.9

Total liabilities and equity	$1,918.9	$1,941.8

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$16.6	$5.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on firm purchase commitments	—	18.5
Depreciation, depletion and amortization	18.4	13.0
Deferred income tax expense	4.4	4.4
Payments less than (in excess of) expense for retirement plans	0.3	(0.1)
Share-based compensation expense	2.0	—
Changes in working capital pertaining to operating activities:
Accounts receivable	(12.1)	(17.8)
Inventories	18.9	(6.7)
Prepaid coke inventory for firm purchase commitment	—	(17.0)
Accounts payable and accrued liabilities	(39.9)	7.6
Interest payable	(8.1)	—
Taxes payable	1.4	3.3
Other	(5.0)	(3.5)

Net cash (used in) provided by operating activities	(3.1)	7.4

Cash Flows from Investing Activities:
Capital expenditures	(9.5)	(59.5)
Acquisition of business, net of cash received	—	(35.7)

Net cash used in investing activities	(9.5)	(95.2)

Cash Flows from Financing Activities:
Repayment of long-term debt	(0.8)	—
Proceeds from exercise of stock options	0.9	—
Repurchase of common stock	(1.4)	—
Increase in advances from affiliate	—	64.5
Repayments of notes payable assumed in acquisition	—	(2.3)
Increase in payable to affiliate	—	(2.3)
Cash distributions to noncontrolling interests in cokemaking operations	—	(1.2)

Net cash (used in) provided by financing activities	(1.3)	58.7

Net decrease in cash and cash equivalents	(13.9)	(29.1)
Cash and cash equivalents at beginning of period	127.5	40.1

Cash and cash equivalents at end of period	$113.6	$11.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Equity

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Net Parent	Total SunCoke Energy, Inc. or	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Investment	Parent Equity	Interests	Equity
At December 31, 2010	—	$—	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3

Net income (loss)	—	—	—	—	—	—	—	11.9	11.9	(6.2)	5.7
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.4)	—	—	—	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Currency translation adjustment	—	—	—	—	—	—	—	0.2	0.2	—	0.2
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)

At March 31, 2011	—	$—	—	$—	$—	$—	$—	$381.0	$381.0	$52.4	$433.4

At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$—	$525.5	$34.4	$559.9
Net income (loss)	—	—	—	—	—	—	16.9	—	16.9	(0.3)	16.6
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3)	—	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	0.2	—	—	0.2	—	0.2
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(64.6)	—	—	—	(64.6)	—	(64.6)
Share-based compensation expense	—	—	—	—	2.0	—	—	—	2.0	—	2.0
Stock options exercised	97,623	—	—	—	0.9	—	—	—	0.9	—	0.9
Shares repurchased	(99,637)	—	99,637	(1.4)	—	—	—	—	(1.4)	—	(1.4)
Shares issued to directors	3,504	—	—	—	0.1	—	—	—	0.1	—	0.1

At March 31, 2012	70,014,192	$0.7	99,637	$(1.4)	$449.7	$(6.7)	$36.9	$—	$479.2	$34.1	$513.3

(See Accompanying Notes)

SunCoke Energy, Inc.

Notes to the Combined and Consolidated Financial Statements

1. General

Description of Business and Basis of Presentation

SunCoke Energy, Inc. (“SunCoke Energy” or the “Company”) is an independent owner and operator of five metallurgical cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, Virginia; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, Indiana; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, Ohio; Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, Illinois; and Middletown Coke Company, Inc. (“Middletown”) facility in Middletown, Ohio, which commenced operations in October 2011.

In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The metallurgical coal produced from underground and surface mines in Virginia and West Virginia is used primarily at the Jewell cokemaking facility.

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco, Inc. (“Sunoco”). Our separation from Sunoco occurred in two steps (the “Separation”):

•

We were formed as a wholly-owned subsidiary of Sunoco in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100% of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1% of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9% of our outstanding common stock.

•

On the Distribution Date, Sunoco made a pro-rata, tax free distribution (the “Distribution”) of the remaining shares of our common stock that it owned in the form of a special stock dividend to Sunoco shareholders. Sunoco shareholders received 0.53046456 of a share of common stock for every share of Sunoco common stock held as of the close of business on January 5, 2012, the record date for the Distribution. After the Distribution, Sunoco ceased to own any shares of our common stock.

Concurrent with the reorganization just prior to the IPO, substantially all related party balances were settled in connection with the issuance of common stock to Sunoco, with the exception of $575 million, which was repaid on July 26, 2011 in cash with a portion of the proceeds from SunCoke Energy’s debt issuance.

The historical Combined Financial Statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical Combined Financial Statements also include allocations of certain Sunoco corporate expenses. SunCoke Energy management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by SunCoke Energy if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. See Note 3 for further information regarding allocated expenses. The Consolidated Financial Statements for the period after the Separation Date pertains to the operations of SunCoke Energy.

Reclassifications

Certain amounts in the prior period Combined and Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Quarterly Reporting

The accompanying Combined and Consolidated Financial Statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

2. Arrangements Between Sunoco and SunCoke Energy, Inc.

In connection with the IPO, SunCoke Energy and Sunoco entered into certain agreements that effected the separation of SunCoke Energy’s business from Sunoco, provided a framework for its relationship with Sunoco after the separation and provided for the allocation between SunCoke Energy and Sunoco of Sunoco’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation.

Separation and Distribution Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into the separation and distribution agreement. The separation and distribution agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to each of SunCoke Energy and Sunoco as part of the Separation. Except as expressly provided, all assets were transferred on an “as is,” “where is” basis. In general, each party to the separation and distribution agreement assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and agreed to indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters. In addition, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of SunCoke Energy’s business with SunCoke Energy and financial responsibility for the obligations and liabilities of Sunoco’s business with Sunoco.

The separation and distribution agreement allocates responsibility with respect to certain employee related matters, particularly with respect to Sunoco employee benefit plans in which any SunCoke Energy employees participated or SunCoke Energy employee benefit plans which held assets in joint trusts with Sunoco. In addition, the separation and distribution agreement provided for certain adjustments with respect to Sunoco equity compensation awards that occurred when Sunoco completed the Distribution.

Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For a detailed discussion of the tax sharing agreement, see Note 4.

Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012.

Guaranty, Keep Well, and Indemnification Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a guaranty, keep well, and indemnification agreement. Under this agreement, SunCoke Energy: (1) guarantees the performance of certain obligations of its subsidiaries, prior to the date that Sunoco or its affiliates may become obligated to pay or perform such obligations, including the repayment of a loan from Indiana Harbor Coke Company L.P.; (2) indemnifies, defends, and holds Sunoco and its affiliates harmless against all liabilities relating to these obligations; and (3) restricts the assets, debts, liabilities and business activities of one of its wholly-owned subsidiaries, so long as certain obligations of such subsidiary remain unpaid or unperformed. In addition, SunCoke Energy released Sunoco from its guaranty of payment of a promissory note owed by one of its subsidiaries to another of its subsidiaries.

3. Related Party Transactions

The related party transactions with Sunoco and its affiliates are described below.

Advances from/to Affiliate

Prior to the Separation Date, Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due to Sunoco, Inc. (R&M) for the settlement of payables, which included advances to fund capital expenditures, amounted to $953.0 million at March 31, 2011. Interest on such advances was based on short-term money market rates. The weighted-average annual interest rates used to determine interest expense for these amounts due were 1.5 percent for the three months ended March 31, 2011. On July 26, 2011, proceeds from SunCoke Energy’s debt issuance in the third quarter of 2011 were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the Combined and Consolidated Statements of Income and totaled $0.2 million for the three months ended March 31, 2011. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the Combined and Consolidated Statements of Income and totaled $1.5 million for the three months ended March 31, 2011.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $3.7 million for the three months ended March 31, 2011.

During 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $1.8 million for the three months ended March 31, 2011.

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

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing complex formerly owned and operated by Sunoco’s chemicals business. In the fourth quarter of 2011, Sunoco sold this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia has assumed Sunoco’s obligations under the agreement. Steam sales to Sunoco’s chemicals business totaled $2.5 million for the three months ended March 31, 2011.

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

Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provides certain services and other assistance on a transitional basis to SunCoke Energy for fees which approximate Sunoco’s cost of providing these services (Note 2).

The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the Combined and Consolidated Statements of Income and totaled $0.3 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

Guarantees and Indemnifications

For a discussion of certain guarantees that Sunoco is providing to the current and former third-party investors of the Indiana Harbor cokemaking operations and the former third-party investors of the Jewell cokemaking facility on behalf of the Company, see Note 9.

4. Income Taxes

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

Under the new tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a theoretical separate-return basis, are no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $208.0 million were eliminated from the Combined and Consolidated Balance Sheets with a corresponding reduction to SunCoke Energy’s equity accounts, $64.6 million of which were eliminated in the first three months of 2012.

The following table sets forth the income tax benefits which were eliminated from SunCoke Energy’s income tax balances (dollars in millions):

Three Months Ended March 31,
2012
(Dollars in millions)
Nonconventional fuel credit carryforward	$38.8
Federal and foreign tax credit carryforwards	25.8

$64.6

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the new tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. As of March 31, 2012, SunCoke Energy estimates that there are approximately $0.5 million in tax benefits that may not be realizable by SunCoke Energy. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy and hence will not be realizable in its standalone tax filings. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments when necessary.

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$7.7	$3.1
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests(1)	0.1	2.1
Nonconventional fuel credit	(2.6)	(2.2)
State and other income taxes, net of federal income tax effects	0.5	0.3
Percentage depletion	(0.4)	(0.5)
Domestic production activity deduction	(0.1)	0.3
Other	0.1	—

	$5.3	$3.1

(1)	No income tax expense is reflected in the Combined and Consolidated Statements of Income for partnership income attributable to noncontrolling interests.

5. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Coal	$129.8	$138.8
Coke	13.2	15.1
Materials, supplies and other	31.3	29.4
Consigned coke inventory	26.5	36.4

	$200.8	$219.7

During the first three months of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), which was recorded during the first three months of 2011. We subsequently recorded lower of cost or market adjustments in 2011 of $1.9 million ($1.4 million attributable to SunCoke Energy, Inc./net parent investment and $0.5 million attributable to noncontrolling interests) on this purchased coke. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor subsequent to the first three months of 2011 increased coke production for the balance of 2011 and Indiana Harbor was able to meet its 2011 contractual requirements with ArcelorMittal.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire on the earlier of July 31, 2012 or full consumption of, and payment for, the coke. If, after June 30, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the first three months of 2012, the customer consumed approximately 26 thousand tons of consigned coke.

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

Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. The Company also amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits were capped. As a result of these changes, the Company’s postretirement benefit liability declined $36.7 million during 2010. Most of the benefit of this liability reduction is being amortized into income through 2016. At December 31, 2011, the Company’s pension plan assets were invested in a trust with the assets of other pension plans of Sunoco. These plan assets were separated from the Sunoco trust in January 2012 and were transferred to a newly formed trust established for the defined benefit plan.

Defined benefit plan (benefit) expense consisted of the following components:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Interest cost on benefit obligations	$0.4	$0.4
Expected return on plan assets	(0.3)	(0.6)
Amortization of actuarial losses	0.2	0.1

	$0.3	$(0.1)

Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Service cost	$0.1	$0.1
Interest cost on benefit obligations	0.5	0.5
Amortization of:
Actuarial losses	0.3	0.3
Prior service benefit	(1.4)	(1.4)

	(0.5)	(0.5)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Accrued sales discounts	$28.2	$24.9
Accrued benefits	11.9	18.1
Other	25.0	26.8

Total	$65.1	$69.8

8. Debt

Total debt, including the current portion of long-term debt, consisted of the following:

	March 31,	December 31,
	2012	2011
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.9 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively(1)	$325.7	$326.4
7.625% senior notes, due 2019 (“Notes”)	400.0	400.0

Total debt	$725.7	$726.4
less: current portion of long-term debt	3.3	3.3

Total long-term debt	$722.4	$723.1

(1)	Borrowed under the Company’s Credit Agreement dated as of July 26, 2011 (“Credit Agreement”).

The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of March 31, 2011, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of March 31, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

9. Commitments and Contingent Liabilities

The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may be still open for the limited partners and subject to examination. As of March 31, 2012, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco guaranteed SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.

The EPA has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the United States Environmental Protection Agency (“EPA”) and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, the Company expects these projects to cost approximately $80 million to $100 million and to be carried out over the 2012 through 2016 time period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. At this stage, negotiations are ongoing and the Company is unable to estimate a range of reasonably possible loss. The Company does not believe any probable loss would be material to its financial position, results of operations or cash flows.

In addition, the Company has received an NOV from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOV was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas, to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.

On February 9, 2010, the Ohio Department of Environmental Protection (“OEPA”) issued a New Source Review permit-to-install (“NSR PTI”) for the Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission (“ERAC”), challenging OEPA’s issuance of the NSR PTI. Discovery, expert discovery and depositions have concluded with respect to this matter and dispositive motions have been filed. In late 2011, ERAC agreed to a continuance of the hearing from early 2012 until May 2012 so that the parties could continue settlement negotiations. In February 2012, we reached an agreement in principle with the parties and are finalizing the terms of a settlement agreement. The terms of the agreement are not material to the Company’s financial position, results of operations or cash flows of the Company at March 31, 2012.

Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at March 31, 2012.

10. Restructuring

In 2010, in connection with the Separation, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, which was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company recorded restructuring charges of $0.3 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. These charges consist of employee-related costs, primarily related to relocation, and lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in millions)
Year ended December 31, 2010	$0.1	$0.3	$—	$0.4
Year ended December 31, 2011	5.4	0.6	2.0	8.0
Three months ended March 31, 2012	0.3	—	—	0.3

Charges recorded through March 31, 2012	$5.8	$0.9	$2.0	$8.7

In addition to the amounts set forth in the table above, we expect to incur an additional $0.9 million in employee-related costs in 2012, primarily due to relocation. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity as of and for the three months ended March 31, 2012 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in millions)
Balance at December 31, 2011	$0.8	$1.7	$2.5
Charges	0.3	—	0.3
Cash payments	(0.5)	—	(0.5)

Balance at March 31, 2012	$0.6	$1.7	$2.3

11. Share-Based Compensation

During the first three months of 2012, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).

Stock Options

We granted stock options to purchase 476,216 shares of common stock during the first three months of 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2012 was $5.69 using the following weighted-average assumptions:

Three Months Ended March 31
2012
Risk Free Interest Rate	0.83%
Expected Term	5 years
Volatility	45%
Dividend Yield	—%
Weighted-Average Exercise Price	$14.28

The Company uses the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a stand-alone trading history or a direct peer group it believes this approach provides a reasonable implied volatility.

The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a de minimis forfeiture rate in calculating fair value. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.

Restricted Stock Units

The Company issued 81,382 restricted stock units (“RSU”) for shares of the Company’s common stock during the first three months of 2012 that vest in four equal annual installments beginning one year from the grant date. The fair value of each RSU granted is $14.28 and is equal to the closing price of our common stock on the date of grant. All awards vest immediately upon change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

Award modifications

In connection with the Distribution, certain Sunoco common stock awards and stock options that were held by Sunoco employees, Sunoco directors and SunCoke Energy employees were modified and an anti-dilutive provision was added. In general, all Sunoco stock options held by Sunoco employees and Sunoco directors were converted into both Sunoco and SunCoke Energy stock options. Sunoco stock options held by SunCoke Energy employees were converted to SunCoke Energy stock options. All SunCoke Energy common stock issued as a result of option exercises or the vesting of common stock awards will be issued under the SunCoke LTPEP.

At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise price for these stock options ranges from $4.77 to $29.35. The stock options expire 10 years from the date of the original grant and have a weighted average remaining life of 5.9 years. During the three months ended March 31, 2012, 97,623 options were exercised.

At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, of which 245,965 are fully vested and exercisable. The exercise price for these stock options ranges from $8.93 to $22.31. The stock options expire 10 years from the date of the original grant and have a weighted average remaining contractual term of 6.5 years. In the first three months of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. The remaining 49,889 options will continue to vest over a weighted average period of less than one year. SunCoke Energy recorded $0.1 million in compensation expense related to these awards during the three months ended March 31, 2012. As of March 31, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options.

Outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units at the Distribution Date, which vest over a weighted average period of one year. Compensation expense, which is calculated based on the grant-date fair value of the original award and the addition of an anti-dilutive provision, approximates $0.6 million and will be recognized over the remaining service period. SunCoke Energy recorded $0.1 million in compensation expense related to these awards during the first three months of 2012. Outstanding Sunoco common stock units held by Sunoco employees were not converted into SunCoke Energy awards.

12. Share Repurchase Program

In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the first three months of 2012, the Company repurchased 99,637 shares at a cost of approximately $1.4 million. As of March 31, 2012, the Company had approximately 3.4 million shares remaining available for repurchase under the Repurchase Program.

13. Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended March 31
	2012	2011
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.1	70.0
Add: effect of dilutive share-based compensation awards	0.2	—

Weighted-average number of shares-diluted	70.3	70.0

For the three months ended March 31, 2012, the potential dilutive effect of 2.6 million stock options and 0.2 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding, as the shares would have been anti-dilutive.

The weighted average number of common shares outstanding for the three months ended March 31, 2011 includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to SunCoke Energy and related capitalization.

14. Supplemental Cash Flow Information

Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Interest paid	$19.0	$—
Income taxes paid	$0.7	$4.5

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

The fair value of the swap agreement at March 31, 2012 was a liability of approximately $0.7 million. The mark to market impact of the swap arrangement on interest expense was an increase of approximately $0.2 million in the three months ended March 31, 2012. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent consideration related to the acquisition of the Harold Keene Coal Co., Inc. and affiliated companies (“HKCC”) is measured at fair value and amounted to $8.8 million at March 31, 2012. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at March 31, 2012 include (a) a risk-adjusted discount rate range of 1.818 percent to 8.439 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 140 thousand and 475 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $0.2 million for the first three months ended March 31, 2012.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2012, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value

At March 31, 2012, the estimated fair value of the Company’s long-term debt was estimated to be $737.8 million, compared to a carrying amount of $725.7 million, which is net of mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.

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

The Jewell Coke segment consists of the operations of the Company’s cokemaking facilities in Vansant, Virginia. The Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities are individual operating segments that have been aggregated into the Other Domestic Coke segment. The Middletown cokemaking facility commenced operations in October 2011 and beginning in the fourth quarter of 2011 is included in the Other Domestic Coke segment results. Prior to the commencement of operations, all costs associated with Middletown were included in Corporate and Other. Each of these facilities produces metallurgical coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Other Domestic Coke segment have similar long-term economic characteristics.

The International Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The International Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the United States and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazilian subsidiary of ArcelorMittal.

The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell Coke segment for conversion into metallurgical coke. Beginning in the first three months of 2012, intersegment coal revenues for sales to the Jewell Coke are reflective of the contract price that Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Some coal is also sold to the Other Domestic Coke facilities and third-parties. Intersegment coal revenues for sales to the Other Domestic Coke segments are based on the prices that the coke customers of the Other Domestic Coke segment have agreed to pay for the internally produced coal, which approximate the market prices for this quality of metallurgical coal.

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

	Three Months Ended March 31, 2012
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Consolidated
Sales and other operating revenue	$74.1	$378.1	$10.0	$18.4	$—		$480.6
Intersegment sales	$—	$—	$—	$45.7	$—		$—
Adjusted EBITDA	$15.0	$40.1	$0.1	$7.4	$(6.8)		$55.8
Depreciation, depletion and amortization	$1.3	$12.6	$0.1	$4.1	$0.3		$18.4
Capital expenditures	$—	$4.2	$0.2	$4.1	$1.0		$9.5
Identifiable assets	$83.9	$1,440.2	$64.6	$189.1	$141.1		$1,918.9

	Three Months Ended March 31, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$64.0	$247.5	$9.7	$11.8	$—		$333.0
Intersegment sales	$—	$—	$—	$46.8	$—		$—
Adjusted EBITDA	$11.0	$8.5	$1.0	$12.3	$(6.2)		$26.6
Depreciation, depletion and amortization	$1.1	$8.6	$—	$2.7	$0.6		$13.0
Capital expenditures	$0.1	$0.6	$0.2	$5.0	$53.6	(1)	$59.5
Identifiable assets	$82.6	$922.6	$61.2	$167.3	$626.4	(2)	$1,860.1

(1)	Includes $52.3 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $290.8 million and Middletown facility construction-in-progress totaling $286.7 million.

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

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$55.8	$26.6
Subtract: Depreciation, depletion and amortization	18.4	13.0
Subtract (Add): Financing expense (income), net	12.0	(4.5)
Subtract: Income tax expense	5.3	3.1
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	3.2	3.1
Add: Net loss attributable to noncontrolling interest	0.3	6.2

Net income	$16.6	$5.7

17. Supplemental Condensed Consolidating Financial Information

Certain wholly-owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement and $400 million Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.” Prior to the Separation Date, the Company was a wholly-owned subsidiary of Sunoco. Therefore, there is no parent entity for purposes of this footnote for periods prior to the Separation Date.

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

SunCoke Energy, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$338.0	$142.6	$—	$480.6
Equity in earnings (loss) of subsidiaries	28.8	(0.4)	—	(28.4)	—
Other income, net	—	0.7	—		0.7

Total revenues	28.8	338.3	142.6	(28.4)	481.3

Costs and operating expenses
Cost of products sold and operating expenses	—	265.0	143.3		408.3
Selling, general and administrative expenses	2.9	15.0	2.8		20.7
Depreciation, depletion, and amortization	—	16.5	1.9		18.4

Total costs and operating expenses	2.9	296.5	148.0	—	447.4

Operating income (loss)	25.9	41.8	(5.4)	(28.4)	33.9

Interest income—affiliate	—	1.8	—	(1.8)	—
Interest income	—	—	0.1		0.1
Interest cost—affiliate	—	—	(1.8)	1.8	—
Interest cost	(12.1)	—	—		(12.1)

Total financing (loss) income, net	(12.1)	1.8	(1.7)	—	(12.0)

Income (loss) before income tax expense	13.8	43.6	(7.1)	(28.4)	21.9
Income tax (benefit) expense	(3.1)	8.5	(0.1)		5.3

Net income (loss)	16.9	35.1	(7.0)	(28.4)	16.6
Less: Net loss attributable to noncontrolling interests	—	—	(0.3)		(0.3)

Net income (loss) attributable to SunCoke Energy, Inc.	$16.9	$35.1	$(6.7)	(28.4)	$16.9

Comprehensive income (loss)	$16.9	$34.7	$(6.8)	$(28.4)	$16.4
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(0.3)		(0.3)

Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$16.9	$34.7	(6.5)	$(28.4)	$16.7

SunCoke Energy, Inc.

Condensed Combining Statement of Income

Three Months Ended March 31, 2011

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments		Total
Revenues
Sales and other operating revenue	$227.5	$105.5	$		$333.0
Equity in loss of subsidiaries	(14.5)	—		14.5	—
Other income, net	0.4	—			0.4

Total revenues	213.4	105.5		14.5	333.4

Costs and operating expenses
Cost of products sold and operating expenses	173.5	107.9			281.4
Loss on firm purchase commitment	—	18.5			18.5
Selling, general and administrative expenses	14.4	1.8			16.2
Depreciation, depletion, and amortization	11.2	1.8			13.0

Total costs and operating expenses	199.1	130.0		—	329.1

Operating income (loss)	14.3	(24.5)		14.5	4.3

Interest income—affiliate	2.0	3.7			5.7
Interest cost—affiliate	(1.5)	—			(1.5)
Capitalized interest	0.3	—			0.3

Total financing income, net	0.8	3.7		—	4.5

Income (loss) before income tax expense	15.1	(20.8)		14.5	8.8
Income tax expense (benefit)	3.2	(0.1)			3.1

Net income (loss)	11.9	(20.7)		14.5	5.7
Less: Net loss attributable to noncontrolling interests	—	(6.2)			(6.2)

Net income (loss) attributable to net parent investment	$11.9	$(14.5)		14.5	$11.9

Comprehensive income (loss)	$11.3	$(20.5)		$14.5	$5.3
Less: Comprehensive loss attributable to noncontrolling interests	—	(6.2)			(6.2)

Comprehensive income (loss) attributable to net parent investment	$11.3	$(14.3)		14.5	$11.5

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

March 31, 2012

(dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments		Total
Assets
Cash and cash equivalents	$—	$79.5	$34.1	$		$113.6
Accounts receivable	—	59.7	18.6			78.3
Inventories	—	150.8	50.0			200.8
Deferred income taxes	—	0.6	—			0.6
Advances from affiliate	106.9	27.6	—		(134.5)	—
Interest receivable from affiliate	—	1.8	—		(1.8)	—

Total current assets	106.9	320.0	102.7		(136.3)	393.3

Notes receivable from affiliate	—	89.0	300.0		(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0			41.0
Properties, plants and equipment, net	—	1,274.9	109.3			1,384.2
Lease and mineral rights, net	—	53.0	—			53.0
Goodwill	—	9.4	—			9.4
Deferred charges and other assets	18.3	16.6	3.1			38.0
Investment in subsidiaries	1,086.4	52.0	—		(1,138.4)	—

Total assets	$1,211.6	$1,814.9	$556.1		$(1,663.7)	$1,918.9

Liabilities and Equity
Advances from affiliate	$—	$106.9	$27.6		$(134.5)	$—
Accounts payable	—	112.0	34.7			146.7
Current portion of long term debt	3.3	—	—			3.3
Accrued liabilities	0.6	53.1	11.4			65.1
Interest payable to affiliate	7.8	—	—			7.8
Interest payable	—	—	1.8		(1.8)	—
Taxes payable	(1.5)	8.6	4.9			12.0

Total current liabilities	10.2	280.6	80.4		(136.3)	234.9

Long term debt	722.4	—	—			722.4
Payable to affiliate	—	300.0	89.0		(389.0)	—
Accrual for black lung benefits	—	33.4	—			33.4
Retirement benefit liabilities	—	51.2	—			51.2
Deferred income taxes	(1.3)	332.1	(1.0)			329.8
Asset retirement obligations	—	11.7	2.1			13.8
Other deferred credits and liabilities	1.7	12.4	6.0			20.1
Commitments and contingent liabilities

Total liabilities	733.0	1,021.4	176.5		(525.3)	1,405.6

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2012	—	—	—		—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,014,192 shares at March 31, 2012	0.7	—	—		—	0.7
Treasury Stock, 99,637 shares at March 31, 2012	(1.4)	—	—		—	(1.4)
Additional paid-in capital	442.4	744.9	354.8		(1,092.4)	449.7
Accumulated other comprehensive income	—	(6.7)	—			(6.7)
Retained earnings	36.9	55.3	(9.3)		(46.0)	36.9

Total SunCoke Energy, Inc. stockholders’ equity	478.6	793.5	345.5		(1,138.4)	479.2
Noncontrolling interests	—	—	34.1			34.1

Total equity	478.6	793.5	379.6		(1,138.4)	513.3

Total liabilities and equity	$1,211.6	$1,814.9	$556.1		$(1,663.7)	$1918.9

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

(dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments		Total
Assets
Cash and cash equivalents	$—	$109.4	$18.1	$		$127.5
Accounts receivable	—	49.1	17.1			66.2
Inventories	—	155.7	64.0			219.7
Deferred income taxes	—	0.6	—			0.6
Advances from affiliate	128.5	30.3	—		(158.8)	—
Interest receivable from affiliate	—	7.3	—		(7.3)	—

Total current assets	128.5	352.4	99.2		(166.1)	414.0

Notes receivable from affiliate	—	89.0	300.0		(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0			41.0
Properties, plants and equipment, net	—	1,281.6	110.2			1,391.8
Lease and mineral rights, net	—	53.2	—			53.2
Goodwill	—	9.4	—			9.4
Deferred charges and other assets	18.5	10.7	3.2			32.4
Investment in subsidiaries	1,120.5	41.9	—		(1,162.4)	—

Total assets	$1,267.5	$1,838.2	$553.6		$(1,717.5)	$1,941.8

Liabilities and Equity
Advances from affiliate	$—	$128.5	$30.3		$(158.8)	$—
Accounts payable	—	147.9	34.0			181.9
Current portion of long term debt	3.3	—	—			3.3
Accrued liabilities	16.5	57.9	11.3			85.7
Interest payable to affiliate	—	—	7.3		(7.3)	—
Taxes payable	—	7.0	3.6			10.6

Total current liabilities	19.8	341.3	86.5		(166.1)	281.5

Long term debt	723.1	—	—			723.1
Payable to affiliate	—	300.0	89.0		(389.0)	—
Accrual for black lung benefits	—	33.5	—			33.5
Retirement benefit liabilities	—	50.6	—			50.6
Deferred income taxes	(1.0)	265.3	(3.2)			261.1
Asset retirement obligations	—	10.4	2.1			12.5
Other deferred credits and liabilities	0.1	16.2	3.3			19.6
Commitments and contingent liabilities

Total liabilities	742.0	1,017.3	177.7		(555.1)	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2011	—	—	—			—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,012,702 shares at December 31, 2011	0.7	—	—			0.7
Additional paid-in capital	504.8	807.0	344.2		(1,144.7)	511.3
Accumulated other comprehensive income	—	(6.2)	(0.3)			(6.5)
Retained earnings	20.0	20.1	(2.4)		(17.7)	20.0

Total SunCoke Energy, Inc. stockholders’ equity	525.5	820.9	341.5		(1,162.4)	525.5
Noncontrolling interests	—	—	34.4			34.4

Total equity	525.5	820.9	375.9		(1,162.4)	559.9

Total liabilities and equity	$1,267.5	$1,838.2	$553.6		$(1,717.5)	$1,941.8

SunCoke Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$16.9	$35.1	$(7.0)	$(28.4)	$16.6
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	16.5	1.9		18.4
Deferred income tax expense	—	4.4	—		4.4
Payments in excess of expense for retirement plans	—	0.3	—		0.3
Share-based compensation expense	2.0	—	—		2.0
Equity in earnings of subsidiaries	(28.8)	0.4	—	28.4	—
Changes in working capital pertaining to operating activities:
Accounts receivable	—	(10.6)	(1.5)		(12.1)
Inventories	—	4.9	14.0		18.9
Accounts payable and accrued liabilities	—	(40.7)	0.8		(39.9)
Interest payable	(8.1)	5.5	(5.5)		(8.1)
Taxes payable	(1.5)	1.6	1.3		1.4
Other	1.0	(10.1)	4.1		(5.0)

Net cash (used in) provided by operating activities	(18.5)	7.3	8.1	—	(3.1)

Cash Flows from Investing Activities:
Capital expenditures	—	(9.5)	—		(9.5)

Net cash used in investing activities	—	(9.5)	—	—	(9.5)

Cash Flows from Financing Activities:
Repayment of long-term debt	(0.8)	—	—		(0.8)
Proceeds from exercise of stock options	0.9	—	—		0.9
Repurchase of common stock	(1.4)	—	—		(1.4)
Net increase (decrease) in advances from affiliate	19.8	(27.7)	7.9		—

Net cash provided by (used in) financing activities	18.5	(27.7)	7.9	—	(1.3)

Net (decrease) increase in cash and cash equivalents	—	(29.9)	16.0	—	(13.9)
Cash and cash equivalents at beginning of period	—	109.4	18.1		127.5

Cash and cash equivalents at end of period	$—	$79.5	$34.1	$—	$113.6

SunCoke Energy, Inc.

Condensed Combining Statement of Cash Flows

Three Months Ended March 31, 2011

(in millions)

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$11.9	$(20.7)	$14.5	$5.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on firm purchase commitment	—	18.5		18.5
Depreciation, depletion and amortization	11.2	1.8		13.0
Deferred income tax expense (benefit)	4.8	(0.4)		4.4
Payments in excess of expense for retirement plans	(0.1)	—		(0.1)
Equity in earnings of subsidiaries	14.5	—	(14.5)	—
Changes in working capital pertaining to operating activities:
Accounts receivable	(13.6)	(4.2)		(17.8)
Inventories	—	(6.7)		(6.7)
Prepaid coke inventory for firm purchase commitment	(17.0)	—		(17.0)
Accounts payable and accrued liabilities	20.0	(12.4)		7.6
Taxes payable	1.1	2.2		3.3
Other	(2.8)	(0.7)		(3.5)

Net cash provided by (used in) operating activities	30.0	(22.6)	—	7.4

Cash Flows from Investing Activities:
Capital expenditures	(59.4)	(0.1)		(59.5)
Acquisition of business	(35.7)	—		(35.7)

Net cash used in investing activities	(95.1)	(0.1)	—	(95.2)

Cash Flows from Financing Activities:
Net increase (decrease) in advances from affiliate	70.2	(5.7)		64.5
Repayments of notes payable assumed in acquisition	(2.3)	—		(2.3)
Increase in payable to affiliate	(0.4)	(1.9)		(2.3)
Cash distributions to noncontrolling interests in cokemaking operations	—	(1.2)		(1.2)

Net cash provided by (used in) financing activities	67.5	(8.8)	—	58.7

Net increase (decrease) in cash and cash equivalents	2.4	(31.5)	—	(29.1)
Cash and cash equivalents at beginning of period	—	40.1		40.1

Cash and cash equivalents at end of period	$2.4	$8.6	$—	$11.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements”.

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 18, 2011), refer to the cokemaking and coal mining operations of Sunoco prior to their transfer to the Company in connection with our separation from Sunoco (the “Separation”). References when used in the present tense or prospectively (after July 18, 2011), refer to SunCoke Energy, Inc. and its subsidiaries.

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

Overview

We are the largest independent producer of high-quality metallurgical coke in the Americas, as measured by tons of coke produced each year, and have almost 50 years of coke production experience. Metallurgical coke is a principal raw material in the integrated steelmaking process. We have designed, developed and built, and own and operate five metallurgical cokemaking facilities in the United States (“U.S.”). Our fifth U.S. cokemaking facility in Middletown, Ohio was recently completed and commenced operations in October 2011. During 2011, we sold approximately 3.8 million tons of metallurgical coke to our three primary customers in the U.S.: ArcelorMittal, U.S. Steel, and AK Steel. All of our coke sales agreements contain take-or-pay provisions, which require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. With the completion of our Middletown facility, our total U.S. cokemaking capacity has increased to approximately 4.2 million tons of coke per year. We also designed and operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year.

We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.4 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2011. In January 2011, we acquired the Harold Keene Coal Co., Inc. and its affiliated companies (“HKCC”) whose results are included in the Coal Mining segment from the date of acquisition. Our mining area consists of 14 active underground mines, two active surface mines and two active highwall mines as well as three preparation plants and four load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia.

Our Separation from Sunoco

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our Separation from Sunoco. Our Separation from Sunoco occurred in two steps:

•

We were formed as a wholly-owned subsidiary of Sunoco in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100% of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1% of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9% of our outstanding common stock.

•

On the Distribution Date, Sunoco made a pro-rata, tax free distribution (the “Distribution”) of the remaining shares of our common stock that it owned in the form of a special stock dividend to Sunoco shareholders. Sunoco shareholders received 0.53046456 of a share of common stock for every share of Sunoco common stock held as of the close of business on January 5, 2012, the record date for the Distribution. After the Distribution, Sunoco ceased to own any shares of our common stock.

First Quarter Key Financial Results

•

Revenues increased 44.4 percent in the first quarter of 2012 to $481.3 million primarily due to higher sales in our Other Domestic Coke segment, driven by the contribution of our new Middletown facility and the pass-through of higher coal costs.

•	Net income attributable to stockholders rose 42.0 percent in the first quarter of 2012, to $16.9 million, or $0.24 per share, compared with the first quarter of 2011.

•

Adjusted EBITDA was $55.8 million in the first quarter of 2012 compared to $26.6 million in the same period prior year, an increase of $29.2 million. This increase was driven by the successful ramp up of production at our new Middletown facility, improved operations at our Indiana Harbor facility and higher yields and operating cost recovery at our other domestic cokemaking facilities. Higher costs and lower sales volumes at our Coal Mining segment partly offset this improvement.

Recent Developments and Outlook

•

Indiana Harbor refurbishment. The initial term of our Indiana Harbor coke sales agreement with the customer ends on September 30, 2013. In preparation for negotiation of a new long-term contract, we have conducted an engineering study at this facility to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to refurbish the facility, of which approximately $25 million will be spent in 2012. This estimate does not include additional spending that may be required in connection with the settlement of the NOV at the Indiana Harbor facility. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached.

•

Timing of potential new U.S. plant. We are currently discussing opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly-owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. We previously estimated that this plant could have a capacity of up to 1.1 million tons, but now believe a smaller facility size would be more closely aligned with near-term U.S. market demand. This potential project is a facility with 120 ovens and 660 thousand tons of capacity, which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. We are in the early stages of permitting for this potential facility in Kentucky, but are also assessing alternative sites in other states. In light of the current economic and business outlook, we expect to defer seeking customer commitments for this potential facility until we make further progress on obtaining permits, which we anticipate receiving in the first half of 2013. Our ability to construct a new facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

•

Coal operations. We previously announced a coal expansion plan at our Jewell coal mining operations in which we expected to increase our coal production from our Jewell underground mines to approximately 1.15 million tons and 1.45 million tons in 2012 and 2013, respectively. However, coal market conditions have deteriorated recently and spot market metallurgical coal prices have decreased significantly from 2011 levels. As a result, we have deferred our expansion plans, including substantially all capital expenditures associated with the expansion plan. We also plan to idle certain high cost mines while consolidating the labor force and equipment in more productive mines in an effort to reduce our mining costs. With the idling and consolidation plan, we expect to meet the 2012 Jewell coal mining production targets but do not anticipate increasing production in 2013 as previously planned. We may reevaluate the expansion of our Jewell underground operations depending on future market conditions.

In June 2011, we entered into a series of coal transactions with Revelation Energy, LLC (“Revelation”). Under a contract mining agreement, Revelation will mine certain coal reserves at our Jewell coal mining operations that are included in our current proven and probable reserve estimates. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period. Although mining began in the first quarter of 2012, permitting delays for a portion of the reserves resulted in lower than expected production levels. We continue to expect approximately 1.2 million tons of coal to be mined over the three-year period but with a larger percentage being mined in the last two years. The construction of a state-of-the-art rapid train coal loading facility has also been delayed and the majority of the approximately $15 million cost is now expected to occur in 2013.

We anticipate total 2012 production will be reduced to 1.6 million tons from 1.8 million tons of coal as a result of decreases at Revelation and HKCC.

•

Outlook. We continue to expect diluted earnings per share attributable to SunCoke Energy, Inc. stockholders to be in the range of $1.30 to $1.65 and Adjusted EBITDA to be in the range of $250 million to $280 million for 2012. We expect that the strong performance in our domestic coke operations will offset the impact of market and operational challenges in our Coal Mining segment. Domestic coke production in 2012 is expected to be in excess of 4.3 million tons, which exceeds 100 percent capacity utilization. Coal production in 2012 is expected to be approximately 1.6 million tons. We expect free cash flow in 2012 to exceed $75 million, compared to the previous guidance of exceeding $50 million. The increase in free cash flow is due to the deferral of capital expenditures associated with our coal expansion plan and the timing of international investment opportunities. See “Non-GAAP Financial Measures” at the end of this Item.

Items Impacting Comparability

•

Indiana Harbor Cokemaking Operations. On September 30, 2011, we acquired the 19 percent interest held by an affiliate of GE Capital in the partnership that owns the Indiana Harbor facility. As a result of this transaction, we now hold an 85 percent interest in the partnership. The remaining 15 percent interest in the partnership is owned by an affiliate of DTE Energy Company.

In the fourth quarter of 2011, we clarified the interpretation of certain contract and billing items with our customer. As a result, coal spilled during the coke oven charging process (“Pad Coal”) may not be subsequently reused for making coke for this customer, unless it is included in the coal blend at zero cost. In the first quarter of 2012, the Company recorded approximately $1.5 million in lower of cost or market adjustments on existing Pad Coal inventory and is currently remarketing this Pad Coal to other customers. Additionally, in conjunction with the work performed to address the contract and billing issues, the Company recorded a $2.8 million charge for a reduction in coke inventory.

•

Middletown Cokemaking Operations. We commenced operations at our new Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012, ahead of previous expectations. In the first quarter of 2012, the Middletown cokemaking facility produced 142 thousand tons of coke and contributed $68.5 million and $11.5 million to revenues and Adjusted EBITDA, respectively. First quarter results included approximately $4.0 million of non-recurring costs and lower coal-to-coke yield performance associated with start-up activities.

•

Corporate Separation Transactions. Historically, our operating expenses have included allocations of certain general and administrative costs of Sunoco for services provided to us by Sunoco. During 2011, we replaced most services provided by Sunoco prior to the Distribution Date and have developed the internal functions, such as financial reporting, tax, regulatory compliance, legal, corporate governance, treasury, internal audit and investor relations, necessary to fulfill our responsibilities as a stand-alone public company. Allocations from Sunoco totaled $0.3 million and $2.0 million for the first quarter of 2012 and 2011, respectively.

•

Loss on Firm Purchase Commitments. During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interest), which was recorded during the first quarter of 2011. We subsequently recorded lower of cost or market adjustments in 2011 of $1.9 million ($1.4 million attributable to SunCoke Energy, Inc./net parent investment and $0.5 million attributable to noncontrolling interests) on this purchased coke. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor subsequent to the first quarter of 2011 increased coke production for the balance of 2011 and Indiana Harbor was able to meet its 2011 contractual requirements with ArcelorMittal.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire on the earlier of July 31, 2012 or full consumption of, and payment for, the coke. If, after June 30, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the first quarter of 2012, the customer consumed approximately 26 thousand tons of consigned coke.

•

Financing Activities. Prior to the IPO, our primary source of liquidity was cash from operations and borrowings from Sunoco. Our funding from Sunoco was through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled. Prior to the Separation Date, we also earned interest income on $289.0 million in notes receivable from The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy. As a result, we no longer earn interest income for these notes, as the balances and related interest are eliminated in our consolidated results. For periods prior to the Separation Date, interest income exceeded interest expense.

Since July 26, 2011, SunCoke Energy has issued $730.0 million in debt. For periods subsequent to the Separation Date, interest expense has exceeded interest income.

Results of Operations

The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Revenues
Sales and other operating revenue	$480.6	$333.0
Other income, net	0.7	0.4

Total revenues	481.3	333.4

Costs and Operating Expenses
Cost of products sold and operating expenses	408.3	281.4
Loss on firm purchase commitments	—	18.5
Selling, general and administrative expenses	20.7	16.2
Depreciation, depletion and amortization	18.4	13.0

Total costs and operating expenses	447.4	329.1

Operating income	33.9	4.3

Interest income – affiliate	—	5.7
Interest income	0.1	—
Interest cost — affiliate	—	(1.5)
Interest cost	(12.1)	—
Capitalized interest	—	0.3

Total financing (expense) income, net	(12.0)	4.5

Income before income tax expense	21.9	8.8
Income tax expense	5.3	3.1

Net income	16.6	5.7
Less: Net loss attributable to noncontrolling interests	(0.3)	(6.2)

Net income attributable to SunCoke Energy, Inc./net parent investment	$16.9	$11.9

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues. Our total revenues, net of sales discounts, were $481.3 million for the three months ended March 31, 2012 compared to $333.4 million for the corresponding period of 2011. The new Middletown facility contributed $68.5 million to the increase in revenues. The remaining increase was primarily driven by higher sales in our Jewell Coke and Other Domestic Coke segments due to the pass-through of higher coal prices and higher sales in our Coal Mining segment, due to higher coal prices. Sales price discounts provided to our customers in connection with sharing of nonconventional fuels tax credits were $3.2 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively.

Costs and Operating Expenses. Total operating expenses were $447.4 million for the three months ended March 31, 2012 compared to $329.1 million for the corresponding period of 2011. The increase in cost of products sold and operating expenses was driven by higher purchased coal costs, increased coal and coke volumes and higher coal mining costs. Selling, general and administrative expenses (“SG&A”) increased $4.5 million in 2012 due to higher legal costs, increased headcount and higher share-based compensation expense. Depreciation, depletion and amortization expense increased due to the addition of the Middletown cokemaking facility and higher depreciation at our Coal Mining segment due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $12.0 million for the three months ended March 31, 2011 compared to $4.5 million in net financing income for the three months ended March 31, 2011. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense increased $2.2 million to $5.3 million for the three months ended March 31, 2012 compared to $3.1 million for the corresponding period of 2011. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits, was 35.6 percent for the quarter ended March 31, 2012 compared to 35.8 percent for the corresponding period of 2011. The decrease in our effective tax rate was largely due to the benefit of the 2012 domestic production activity deduction for federal income tax purposes. We were not able to utilize this tax benefit in 2011 because we had a federal net operating loss for tax purposes. Nonconventional fuel tax credits increased $0.4 million to $2.6 million for the quarter ended March 31, 2012 period from $2.2 million in the same period of 2011 driven by increased production from the Granite City and Haverhill cokemaking facilities.

Results of Reportable Business Segments

We report our business results through four segments:

•	Jewell Coke consists of our cokemaking operations located in Vansant, Virginia;

•

Other Domestic Coke consists of our Indiana Harbor, Haverhill and Granite City cokemaking and heat recovery operations located in East Chicago, Indiana, Franklin Furnace, Ohio and Granite City, Illinois, respectively, and beginning in the fourth quarter of 2011, included our Middletown, Ohio facility;

•	International Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal; and

•

Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia and includes the results of the HKCC Companies that we acquired in January 2011 from the date of acquisition.

Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” at the end of this Item.

Segment Financial and Operating Data

The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31
	2012	2011
	(Dollars in millions)
Sales and other operating revenues:
Jewell Coke	$74.1	$64.0
Other Domestic Coke	378.1	247.5
International Coke	10.0	9.7
Coal Mining	18.4	11.8
Coal Mining intersegment sales	45.7	46.8
Elimination of intersegment sales	(45.7)	(46.8)

Total	$480.6	$333.0

Adjusted EBITDA (1):
Jewell Coke	$15.0	$11.0
Other Domestic Coke	40.1	8.5
International Coke	0.1	1.0
Coal Mining	7.4	12.3
Corporate and Other	(6.8)	(6.2)

Total	$55.8	$26.6

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	97	98
Other Domestic Coke	102	94

Total	101	95
Coke production volumes (thousands of tons):
Jewell Coke	174	174
Other Domestic Coke(2)	894	687

Total	1,068	861
International Coke production—operated facility (thousands of tons)	358	364
Coke sales volumes (thousands of tons):
Jewell Coke	186	175
Other Domestic Coke(3)	892	697

Total	1,078	872

Coal Operating Data(4):
Coal sales volumes (thousands of tons):
Internal use	255	300
Third parties	118	86

Total	373	386

Coal production (thousands of tons)	375	335
Purchased coal (thousands of tons)	19	51
Coal sales price per ton (excludes transportation costs)(5)	$171.31	$151.72
Coal cash production cost per ton(6)	$150.54	$114.42
Purchased coal cost per ton(7)	$67.68	$133.24
Total coal production cost per ton(8)	$158.53	$123.95

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.
(2)	Includes Middletown production volumes of 142 thousand tons for the first three months of 2012.
(3)	Excludes 26 thousand tons of consigned coke sales in the first three months of 2012.
(4)	Includes production from Company and contract-operated mines.
(5)	Includes sales to affiliates.
(6)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume.
(7)	Costs of purchased raw coal divided by purchased coal volume.
(8)	Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $10.88 and $7.05 for the first three months of 2012 and 2011, respectively.

Analysis of Segment Results

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $10.1 million, or 15.8 percent, to $74.1 million in the first quarter of 2012 compared to $64.0 million in the first quarter 2011. The pass-through of higher coal costs and higher volumes contributed $5.2 million and $4.2 million, respectively, to the increase in segment sales and other operating revenues in the quarter. Higher pass-through of transportation costs further contributed $0.7 million to the increase in sales and other operating revenue in the first quarter of 2012.

Adjusted EBITDA

Beginning in the first quarter of 2012, the intersegment coal price charged to the Jewell Coke segment is reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Adjusted EBITDA from our Jewell Coke segment increased $4.0 million, or 36.4 percent, to $15.0 million in the first quarter of 2012 compared to $11.0 million in the first quarter of 2011. Better coal-to-coke contract billing yields and higher operating expense recovery increased Adjusted EBITDA by $2.8 million in the first quarter of 2012. In addition, higher volumes contributed $1.2 million to first quarter 2012 Adjusted EBITDA.

Depreciation expense, which is not included in segment profitability, increased $0.2 million, from $1.1 million in the first quarter of 2011 to $1.3 million in the first quarter of 2012.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $130.6 million, or 52.8 percent, to $378.1 million in the first quarter of 2012 compared to $247.5 million in the first quarter of 2011. Middletown commenced operations in the fourth quarter of 2011 and contributed $68.5 million to the increase in sales in the first quarter of 2012. Excluding Middletown, the increase was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed $40.1 million of the increase. Higher fees for the reimbursement of operating and transportation costs contributed $5.2 million to sales revenue. Coke sales volumes, excluding Middletown, also increased 53 thousand tons, or 8 percent, in the first quarter of 2012 compared to the first quarter of 2011, which contributed $18.1 million of the increase. Capacity utilization in the first quarter of 2012 was 102 percent, an increase from 94 percent in the first quarter of 2011, which favorably impacted volume and sales at each of our facilities. These increases were partially offset by a decrease in energy pricing, which lowered sales and other operating revenue by $1.3 million in the first quarter of 2012.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $31.6 million to $40.1 million for the first quarter of 2012 compared to $8.5 million in the first quarter of 2011. The contribution of our new Middletown facility in the fourth quarter of 2011 increased Adjusted EBITDA by $11.5 million in the first quarter of 2012. The Middletown results included approximately $4.0 million of non-recurring costs and lower coal-to-coke yield performance associated with start-up activities. Further, in 2012, Middletown has a contracted fixed operating and maintenance cost fee, which does not reflect a full recovery of costs. The recovery rate in 2013 will be adjusted and based on budgeted costs, which we believe will be more reflective of a full cost recovery.

Excluding Middletown, Adjusted EBITDA increased $20.1 million. Higher volumes, improved coal-to-coke yields as well as higher operating cost recovery contributed $13.7 million to the increase. In addition, Adjusted EBITDA in the first quarter of 2012 benefited from favorable comparisons at our Indiana Harbor facility, which incurred higher costs in the same period prior year, including $18.5 million ($12.2 million net of noncontrolling interest) related to the purchase of third-party coke to meet a projected shortfall in production. These increases were partly offset by a $1.5 million lower of cost or market adjustment on Pad Coal inventory at Indiana Harbor and a $2.8 million charge for a reduction in coke inventory related to the work performed to address contract and billing issues at the facility. Lower energy sales of $1.3 million further reduced Adjusted EBITDA as compared to the prior year period. Loss attributable to noncontrolling interests decreased by $6.5 million reflecting improvement at Indiana Harbor, partly offset by lower third party interest in the facility, which further decreased Adjusted EBITDA.

Depreciation expense, which is not included in segment profitability, increased $4.0 million, from $8.6 million in 2011 to $12.6 million in 2012, primarily due to the impact of Middletown operations.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $0.3 million, or 3.1 percent, to $10.0 million in the first quarter of 2012 compared to $9.7 million in the first quarter of 2011 due to higher pass-through of operating costs, partially offset by a 2 percent decrease in coke production.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $0.9 million, or 90 percent, to $0.1 million in the first quarter of 2012 compared to $1.0 million in the first quarter of 2011. The decrease is due primarily to higher legal costs.

Depreciation expense, which is not included in segment profitability, was insignificant in both periods.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue, including intersegment sales, increased by $5.5 million, or 9.4 percent, to $64.1 million in the first quarter of 2012 compared to $58.6 million in the first quarter of 2011. The increase in sales and other operating revenue as compared to the first quarter of 2011 is due to an increase in coal sales price per ton of $19.59 from $151.72 in the first quarter of 2011 to $171.31 in the first quarter of 2012, partially offset by an overall decrease in volume of 13 thousand tons.

Third party sales increased $6.6 million from $11.8 million in the first quarter of 2011 to $18.4 million in the first quarter of 2012 due primarily to an increase in volume of 32 thousand tons, or 37.2 percent. An increase in price of $18.22 per ton from $135.90 per ton in the first quarter of 2011 to $154.12 per ton in the first quarter of 2012 further contributed to the increase.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales decreased $1.1 million, or 2.4 percent, to $45.7 million in the first quarter of 2012 compared to $46.8 million in the first quarter of 2011 due mainly to a 15 percent decrease in internal sales volume as sales to facilities in our Other Domestic Coke segment decreased. The decrease in volume was partially offset by an increase in price of $14.30 per ton from $165.00 per ton in the first quarter of 2011 to $179.30 per ton in the first quarter of 2012.

Adjusted EBITDA

Adjusted EBITDA decreased $4.9 million, or 39.8 percent, to $7.4 million in the first quarter of 2012 from $12.3 million in the first quarter of 2011.

The decrease in Adjusted EBITDA was driven by higher operating costs. Higher coal cash production costs of $14.0 million were driven by increased reject rates due to variations in the thickness and quality of coal seams, increased labor costs due to higher wage rates and the implementation of a new bonus program in the prior year to retain skilled mine employees and higher royalty and trucking payments.

Lower volumes of purchased coal improved Adjusted EBITDA by $5.5 million. Production under our contract surface mining agreement with Revelation also contributed $0.8 million to Adjusted EBITDA for the first quarter of 2012. Coal cash production costs absorbed in inventory decreased $2.6 million for the first quarter of 2012 compared to the first quarter of 2011.

The combined impact of these factors resulted in coal production costs increasing from $123.95 per ton in the first quarter of 2011 to $158.53 per ton in the first quarter of 2012 and coal cash production costs increasing from $114.42 per ton in 2011 to $150.54 per ton in 2012.

Depreciation expense, which is not included in segment profitability, increased $1.4 million, from $2.7 million in the first quarter of 2011 to $4.1 million in the first quarter of 2012 due primarily to capital expenditures for mining equipment in the prior year.

Corporate and Other

Corporate expenses increased $0.6 million to $6.8 million in the first quarter of 2012 compared to $6.2 million in the first quarter of 2011. The increase in corporate expenses was driven by $3.0 million in additional headcount and fees required to operate as a public company and $2.0 million in stock compensation expense. These costs were partially offset by $1.8 million of higher allocations of costs to the operating segments, $1.3 million of lower charges from Sunoco and $1.3 million of lower relocation costs.

Depreciation expense, which is not included in segment profitability, decreased $0.3 million, from $0.6 million in the first quarter of 2011 to $0.3 million in the first quarter of 2012 due primarily to accelerated depreciation and asset write-offs resulting from our corporate headquarters relocation in the prior year period.

Liquidity and Capital Resources

Prior to the Separation Date, our primary source of liquidity was cash from operations and borrowings from Sunoco. Our funding from Sunoco had been through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly- owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with the IPO and all outstanding advances were settled pursuant to the Separation and Distribution Agreement described in Note 2 to the Combined and Consolidated Financial Statements.

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan in a principal amount of $300 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of March 31, 2011, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of March 31, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

Concurrently with the IPO, SunCoke Energy issued $400 million aggregate principal amount of senior notes (the “Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.

Following the Separation Date, our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(3.1)	$7.4
Net cash used in investing activities	(9.5)	(95.2)
Net cash (used in) provided by financing activities	(1.3)	58.7

Net decrease in cash and cash equivalents	$(13.9)	$(29.1)

Cash Flows from Operating Activities

For the three months ended March 31, 2012, net cash used in operating activities was $3.1 million compared to net cash provided by operating activities of $7.4 million in the corresponding period in 2011. The decrease was primarily attributable to increases in working capital in 2012 largely due to timing of accounts payables, which were primarily related to coal inventory purchases, and interest payments.

Cash Flows from Investing Activities

Cash used in investing activities of $9.5 million decreased $85.7 million for the three months ended March 31, 2012 as compared to the corresponding period in 2011. The prior year period included capital expenditures of $52.3 million related to the construction of the Middletown facility and $35.7 million net cash used for the acquisition of the HKCC Companies.

For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities was $1.3 million compared to net cash provided by financing activities of $58.7 million for the three months ended March 31, 2011. The 2011 period included borrowings from Sunoco, Inc. (R&M) to fund capital expenditures and acquisitions in the period. During the three months ended March 31, 2012, we repurchased 99,637 shares for $1.4 million, which were partly offset by proceeds from stock option exercises of $0.9 million.

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

The following table summarizes ongoing and expansion capital expenditures:

	Three months ended March 31
	2012	2011
	(Dollars in millions)
Ongoing capital	$8.6	$7.2
Expansion capital(1)
Middletown	—	52.3
Coal Mining	0.9	—

	0.9	52.3

Total	$9.5	$59.5

(1)	Excludes the acquisition of the HKCC Companies during the three months ended March 31, 2011.

Our capital expenditures for 2012 are expected to be approximately $100 million, of which ongoing capital expenditures are anticipated to be approximately $80 million in 2012, including approximately $25 million for Indiana Harbor refurbishments. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending approximately $10 million for expansion capital in 2012 primarily related to the train coal loading project at our coal mining operations. Additionally, we anticipate spending approximately $10 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Environmental remediation capital expenditures for the three months ended March 31, 2012 and 2011 were immaterial. We continue to explore opportunities to grow our international footprint in key growth markets with an immediate focus on India and expect to make an investment in the first half of 2013.

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

Management believes our cash on hand, cash from operations and borrowings under the debt financing arrangements should provide sufficient funds to satisfy our capital expenditure needs.

Off-Balance Sheet Arrangements

Other than the arrangements described in Note 9 to the Combined and Consolidated Financial Statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies

There have been no significant changes to our accounting policies during the three months ended March 31, 2012. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 29, 2012 for a summary of these policies.

Recent Accounting Standards

On January 1, 2012, we adopted Accounting Standard Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12 which deferred the effective date of the requirement in ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.

Non-GAAP Financial Measures

In addition to the GAAP results provided in the Quarterly Report on Form 10-Q, we have provided certain non-GAAP financial measures which include Adjusted EBITDA and Free Cash Flow. Reconciliation from GAAP to non-GAAP measurements are presented below.

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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$55.8	$26.6
Subtract: Depreciation, depletion and amortization	18.4	13.0
Subtract (Add): Financing expense (income), net	12.0	(4.5)
Subtract: Income tax expense	5.3	3.1
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	3.2	3.1
Subtract: Net loss attributable to noncontrolling interest	0.3	6.2

Net income	$16.6	$5.7

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

The reconciliation to the most comparable GAAP measurement is calculated as follows:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(3.1)	$7.4
Net cash used in investing activities	(9.5)	(95.2)
Distributions to noncontrolling interests	—	(1.2)

Free Cash Flow	$(12.6)	$(89.0)

The GAAP measures of cash flows from financing activities for the period presented above are presented in our Combined and Consolidated Statements of Cash Flows and are as follows:

	Three Months Ended March 31
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by in financing activities	$(1.3)	$58.7

Below is a reconciliation of 2012 Estimated Free Cash Flow:

		2012
Net cash provided by operating activities	In excess of	$179
Net cash used in investing activities		(100)
Distribution to noncontrolling interest		(4)

Free Cash Flow	In excess of	$75

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from Sunoco, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our board of directors and will be based upon circumstances then existing.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for metallurgical coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•	changes in the marketplace that may affect supply and demand for our metallurgical coal and/or coke products;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal, or coke, by our customers;

•	severe financial hardship or bankruptcy of one of more of our major customers, or the occurrence of other events affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control;

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

•	changes in product specifications for either the coal or coke that we produce;

•	our ability to identify acquisitions, execute them under favorable terms and integrate them into our existing businesses and have them perform at anticipated levels;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	risks related to labor relations and workplace safety;

•	nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to the environment and global warming;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of our noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	incremental costs as a stand-alone public company;

•	our substantial indebtedness; and

•	certain covenants in our debt documents.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have material adverse effects on us. All forward-looking statements included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2011.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 9 entitled “Commitments and Contingent Liabilities” to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
	(In millions, except per share amounts)
February 1 – 29, 2012	—	$—	—	3.5
March 1 – 31, 2012	0.1	$13.99	0.1	3.4

Charges recorded through March 31, 2012	0.1

(1)	On February 29, 2012, we reported that our Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock expiring on December 31, 2015 in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See the Exhibit Index on page 47.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc.

Investor Relations

1011 Warrenville Road

Suite 600

Lisle, Illinois 60532

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: May 2, 2012	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

*10.1	Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

*10.2	Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates

*10.3	Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012

*31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosures

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.