Form 10-Q
period 2012-06-30
SunCoke Energy, Inc.
filed 2012-08-02
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 70,074,712 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

SunCoke Energy, Inc.

Combined and Consolidated Statements of Income

(Unaudited)

Item 1. Combined and Consolidated Financial Statements

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$460.7	$377.6	$941.3	$710.6
Other income, net	0.2	0.3	0.9	0.7

Total revenues	460.9	377.9	942.2	711.3

Costs and operating expenses
Cost of products sold and operating expenses	377.4	319.1	785.7	600.5
Loss on firm purchase commitments	—	—	—	18.5
Selling, general and administrative expenses	20.5	22.6	41.2	38.8
Depreciation, depletion and amortization	20.2	14.7	38.6	27.7

Total costs and operating expenses	418.1	356.4	865.5	685.5

Operating income	42.8	21.5	76.7	25.8

Interest income—affiliate	—	5.7	—	11.4
Interest income	0.2	0.1	0.3	0.1
Interest cost—affiliate	—	(1.7)	—	(3.2)
Interest cost	(12.0)	—	(24.1)	—
Capitalized interest	—	0.4	—	0.7

Total financing (expense) income, net	(11.8)	4.5	(23.8)	9.0

Income before income tax expense	31.0	26.0	52.9	34.8
Income tax expense	7.0	1.9	12.3	5.0

Net income	24.0	24.1	40.6	29.8
Less: Net income (loss) income attributable to noncontrolling interests	1.3	1.6	1.0	(4.6)

Net income attributable to SunCoke Energy, Inc. / net parent investment	$22.7	$22.5	$39.6	$34.4

Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.32	$0.32	$0.56	$0.49
Diluted	$0.32	$0.32	$0.56	$0.49
Weighted average common shares outstanding:
Basic	70.0	70.0	70.0	70.0
Diluted	70.3	70.0	70.3	70.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)

Net income	$24.0	$24.1	$40.6	$29.8
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 for the three month periods and $0.6 and $0.7, respectively for the six month periods)	(0.5)	(0.4)	(0.9)	(1.0)
Currency translation adjustment	(1.1)	0.4	(0.9)	0.6

Comprehensive income	22.4	24.1	38.8	29.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	1.6	1.0	(4.6)

Comprehensive income attributable to SunCoke Energy, Inc. / net parent investment	$21.1	$22.5	$37.8	$34.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$190.0	$127.5
Accounts receivable	53.5	66.2
Inventories	206.5	219.7
Deferred income taxes	0.8	0.6

Total current assets	450.8	414.0

Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment, net	1,379.2	1,391.8
Lease and mineral rights, net	52.7	53.2
Goodwill	9.4	9.4
Deferred charges and other assets	37.1	32.4

Total assets	$1,970.2	$1,941.8

Liabilities and Equity
Accounts payable	$154.6	$181.9
Current portion of long-term debt	3.3	3.3
Accrued liabilities	75.0	69.8
Interest payable	15.6	15.9
Taxes payable	11.4	10.6

Total current liabilities	259.9	281.5

Long-term debt	721.6	723.1
Accrual for black lung benefits	33.5	33.5
Retirement benefit liabilities	51.5	50.6
Deferred income taxes	335.3	261.1
Asset retirement obligations	14.0	12.5
Other deferred credits and liabilities	19.0	19.6
Commitments and contingent liabilities

Total liabilities	1,434.8	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,973,415 and 70,012,702 shares at June 30, 2012 and December 31, 2011, respectively	0.7	0.7
Treasury stock, 299,617 shares at June 30, 2012 and no shares at December 31, 2011	(4.4)	—
Additional paid-in capital	452.4	511.3
Accumulated other comprehensive loss	(8.3)	(6.5)
Retained earnings	59.6	20.0

Total SunCoke Energy, Inc. stockholders’ equity	500.0	525.5
Noncontrolling interests	35.4	34.4

Total equity	535.4	559.9

Total liabilities and equity	$1,970.2	$1,941.8

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2012	2011
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$40.6	$29.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on firm purchase commitments	—	18.5
Depreciation, depletion and amortization	38.6	27.7
Deferred income tax expense	10.0	5.1
Payments less than (in excess of) expense for retirement plans	1.0	(0.2)
Share-based compensation expense	3.5	—
Changes in working capital pertaining to operating activities:
Accounts receivable	12.7	(23.8)
Inventories	9.7	(34.5)
Accounts payable and accrued liabilities	(22.1)	(5.1)
Interest payable	(0.3)	—
Taxes payable	0.3	2.3
Other	(7.3)	(3.4)

Net cash provided by operating activities	86.7	16.4

Cash Flows from Investing Activities:
Capital expenditures	(20.7)	(128.0)
Acquisition of business, net of cash received	—	(37.5)

Net cash used in investing activities	(20.7)	(165.5)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1.7)	—
Proceeds from exercise of stock options	2.6	—
Repurchase of common stock	(4.4)	—
Increase in advances from affiliate	—	144.7
Repayments of notes payable assumed in acquisition	—	(2.3)
Increase in payable to affiliate	—	(1.7)
Cash distributions to noncontrolling interests in cokemaking operations	—	(1.2)

Net cash (used in) provided by financing activities	(3.5)	139.5

Net increase (decrease) in cash and cash equivalents	62.5	(9.6)
Cash and cash equivalents at beginning of period	127.5	40.1

Cash and cash equivalents at end of period	$190.0	$30.5

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Equity

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Net Parent	Total SunCoke Energy, Inc. or	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Investment	Parent Equity	Interests	Equity
	(Dollars in millions)
At December 31, 2010	—	$—	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3

Net income (loss)	—	—	—	—	—	—	—	34.4	34.4	(4.6)	29.8
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax expense of $0.7)	—	—	—	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Currency translation adjustment	—	—	—	—	—	—	—	0.6	0.6	—	0.6
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)

At June 30, 2011	—	$—	—	$—	$—	$—	$—	$403.5	$403.5	$54.0	$457.5

At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$—	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	39.6	—	39.6	1.0	40.6
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.6)	—	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(65.1)	—	—	—	(65.1)	—	(65.1)
Share-based compensation expense	—	—	—	—	3.5	—	—	—	3.5	—	3.5
Stock options exercised	253,144	—	—	—	2.6	—	—	—	2.6	—	2.6
Shares repurchased	(299,617)	—	299,617	(4.4)	—	—	—	—	(4.4)	—	(4.4)
Shares issued to directors	7,186	—	—	—	0.1	—	—	—	0.1	—	0.1

At June 30, 2012	69,973,415	$0.7	299,617	$(4.4)	$452.4	$(8.3)	$59.6	$—	$500.0	$35.4	$535.4

(See Accompanying Notes)

SunCoke Energy, Inc.

Notes to the Combined and Consolidated Financial Statements

1. General

Description of Business and Basis of Presentation

SunCoke Energy, Inc. (“SunCoke Energy” or the “Company”) is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, Virginia; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, Indiana; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, Ohio; Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, Illinois; and Middletown Coke Company, Inc. (“Middletown”) facility in Middletown, Ohio, which commenced operations in October 2011.

In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The metallurgical coal produced from underground and surface mines in Virginia and West Virginia is used primarily at the Jewell cokemaking facility.

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco, Inc. (“Sunoco”). The Separation occurred in two steps (the “Separation”):

•

We were formed as a wholly-owned subsidiary of Sunoco in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100 percent of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1 percent of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9 percent of our outstanding common stock.

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

Concurrent with the reorganization just prior to the IPO, substantially all related party balances with Sunoco were settled in connection with the issuance of common stock to Sunoco, with the exception of $575 million, which was repaid on July 26, 2011 in cash with a portion of the proceeds from SunCoke Energy’s debt issuance.

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

In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Advances from/to Affiliate

Prior to the Separation Date, Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due to Sunoco, Inc. (R&M) for the settlement of payables, which included advances to fund capital expenditures, amounted to $1,033.2 million at June 30, 2011. Interest on such advances was based on short-term money market rates. The weighted-average annual interest rate used to determine interest expense for these amounts due was 1.4 percent for the six months ended June 30, 2011. On July 26, 2011, proceeds from SunCoke Energy’s debt issuance in the third quarter of 2011 were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the Combined and Consolidated Statements of Income and totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the Combined and Consolidated Statements of Income and totaled $1.7 million and $3.2 million for the three and six months ended June 30, 2011, respectively.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $3.6 million and $7.3 million for the three and six months ended June 30, 2011, respectively.

During 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $1.8 million and $3.6 million for the three and six months ended June 30, 2011, respectively.

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

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing complex formerly owned and operated by Sunoco’s chemicals business. In the fourth quarter of 2011, Sunoco sold this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia has assumed Sunoco’s obligations under the agreement. Steam sales to Sunoco’s chemicals business totaled $2.3 million and $4.8 million for the three and six months ended June 30, 2011, respectively.

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

Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provided certain services and other assistance on a transitional basis to SunCoke Energy for fees which approximated Sunoco’s cost of providing these services (see Note 2).

The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the Combined and Consolidated Statements of Income and totaled $0.2 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

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

On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the tax sharing agreement:

•

With respect to any periods ending at or prior to the Distribution, SunCoke Energy is responsible for any U.S. federal income taxes and any U.S. state or local income taxes reportable on a consolidated, combined or unitary return, in each case, as would be applicable to SunCoke Energy as if it filed tax returns on a stand-alone basis. With respect to any periods beginning after the Distribution, SunCoke Energy is responsible for any U.S. federal, state or local income taxes of it or any of its subsidiaries.

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

Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carryforwards, which had been reflected in SunCoke Energy’s Consolidated Balance Sheets prior to the Separation Date on a theoretical separate-return basis, are no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $208.5 million were eliminated from the Combined and Consolidated Balance Sheets with a corresponding reduction to SunCoke Energy’s equity accounts, $65.1 million of which were eliminated in the six months ended June 30, 2012. The following table sets forth the income tax benefits which were eliminated from SunCoke Energy’s income tax balances:

Six Months Ended June 30,
2012
(Dollars in millions)
Nonconventional fuel credit carryforward	$38.8
Federal, state and foreign tax credit carryforwards	26.3

$65.1

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. As of June 30, 2012, SunCoke Energy estimates that there are approximately $0.5 million in tax benefits that may not be realizable by SunCoke Energy. These benefits will continue to be reflected in SunCoke Energy’s balance sheet until it is determined pursuant to the terms of the tax sharing agreement that such benefits are not subject to allocation to SunCoke Energy and hence will not be realizable in its stand-alone tax filings. In addition, SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments when necessary.

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Income tax expense at U.S. statutory rate of 35 percent	$10.8	$9.1	$18.5	$12.1
Increase (reduction) in income taxes resulting from:
Loss (income) attributable to noncontrolling interests(1)	(0.4)	(0.6)	(0.3)	1.6
Nonconventional fuel credit	(3.2)	(4.3)	(5.8)	(6.5)
State and other income taxes, net of federal income tax effects	0.7	(2.4)	1.2	(2.1)
Percentage depletion allowance	(0.6)	—	(1.0)	(0.6)
Domestic production activity deduction	(0.2)	1.0	(0.3)	1.3
Other	(0.1)	(0.9)	—	(0.8)

	$7.0	$1.9	$12.3	$5.0

(1)	No income tax expense is reflected in the Combined and Consolidated Statements of Income for partnership income attributable to noncontrolling interests.

5. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Coal	$130.2	$138.8
Coke	17.6	15.1
Materials, supplies and other	32.3	29.4
Consigned coke inventory	26.4	36.4

	$206.5	$219.7

During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011. In the second quarter of 2011, we recorded lower of cost or market adjustments of $1.2 million ($0.8 million attributable to net parent investment and $0.4 million attributable to noncontrolling interests) on this purchased coke. In the fourth quarter of 2011, we recorded lower of cost or market adjustments of $0.7 million ($0.6 million attributable to SunCoke Energy, Inc./net parent investment and $0.1 million attributable to noncontrolling interests) on this purchased coke. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor subsequent to the first quarter of 2011 increased coke production for the balance of 2011 and Indiana Harbor was able to meet its 2011 contractual requirements with ArcelorMittal.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire, as amended, on the earlier of December 31, 2012 or full consumption of, and payment for, the coke. If, after December 31, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the six months ended June 30, 2012, the customer consumed approximately 27 thousand tons of consigned coke.

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

During the three months ended June 30, 2012, the pension plan’s investment strategy and target asset allocation for non-cash investments were modified to implement an allocation of 66 percent to equity securities and 34 percent to investment grade fixed income securities. The objective of this strategy is to maximize the long-term return on plan assets at a prudent level of risk in order to ensure adequate funding for the Company’s pension benefit obligations. Prior to this change, the plan’s investment strategy for 2012 reflected a 100 percent allocation to investment grade fixed income securities with a weighted average duration approximately equal to the plan’s benefit obligation. Following this change in asset allocation, the plan’s expected return on assets increased from 4.25 percent to 6.25 percent. This change results in a reduction of defined benefit plan expense of $0.6 million for fiscal 2012, $0.3 million of which was recognized in the three months ended June 30, 2012.

Defined benefit plan (benefit) expense consisted of the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Interest cost on benefit obligations	0.4	0.4	0.7	0.7
Expected return on plan assets	(0.6)	(0.6)	(0.9)	(1.2)
Amortization of actuarial losses	0.2	0.1	0.5	0.3

	$—	$(0.1)	$0.3	$(0.2)

Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligations	0.4	0.5	0.9	1.0
Amortization of:
Actuarial losses	0.4	0.3	0.7	0.7
Prior service benefit	(1.4)	(1.4)	(2.8)	(2.8)

	$(0.5)	$(0.5)	$(1.0)	$(0.9)

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Accrued sales discounts	$32.0	$24.9
Accrued benefits	15.7	18.1
Other	27.3	26.8

Total	$75.0	$69.8

8. Debt

Total debt, including the current portion of long-term debt, consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.9 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively(1)	$324.9	$326.4
7.625% senior notes, due 2019 (“Notes”)	400.0	400.0

Total debt	$724.9	$726.4
Less: current portion of long-term debt	3.3	3.3

Total long-term debt	$721.6	$723.1

(1)	Borrowed under the Company’s Credit Agreement dated as of July 26, 2011 (“Credit Agreement”).

The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of June 30, 2012, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of June 30, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

9. Commitments and Contingent Liabilities

The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may be still open for the limited partners and subject to examination. As of June 30, 2012, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco guaranteed SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.

The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the EPA and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, the Company expects these projects to cost approximately $80 million to $100 million and to be carried out over the 2012 through 2016 time period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. We are currently engaged in penalty negotiations with regulators and estimate the range of reasonably possible loss to be approximately $1.9 million to $2.5 million.

In addition, the Company has received an NOV from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOV was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. We conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to refurbish the facility, of which approximately $20 million we expect will be spent in 2012. This estimate includes anticipated spending that may be required in connection with the settlement of this NOV. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.

On February 9, 2010, the Ohio Department of Environmental Protection (“OEPA”) issued a New Source Review permit-to-install (“NSR PTI”) for the Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission (“ERAC”), challenging OEPA’s issuance of the NSR PTI. In May 2012, we entered into a settlement agreement with the parties. The settlement agreement was approved by the ERAC in July 2012. The terms of the settlement were not material to the financial position, results of operations or cash flows of the Company at June 30, 2012.

Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at June 30, 2012.

10. Restructuring

In 2010, in connection with the Separation, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois. The relocation was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company recorded restructuring charges of $0.1 million and $0.4 million for the three and six months ended June 30, 2012 and $4.0 million and $5.7 million for the three and six months ended June 30, 2011. These charges consist of employee-related costs, primarily related to relocation, lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in millions)
Charges incurred through December 31, 2011	$5.5	$0.9	$2.0	$8.4
Three months ended March 31, 2012	0.3	—	—	0.3
Three months ended June 30, 2012	0.1	—	—	0.1

Charges recorded through June 30, 2012	$5.9	$0.9	$2.0	$8.8

In addition to the amounts set forth in the table above, we expect to incur an additional $0.8 million in employee-related costs mostly in 2012, primarily due to relocation. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity as of and for the six months ended June 30, 2012 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in millions)
Balance at December 31, 2011	$0.8	$1.7	$2.5
Charges	0.4	—	0.4
Cash payments	(0.6)	(0.2)	(0.8)

Balance at June 30, 2012	$0.6	$1.5	$2.1

11. Share-Based Compensation

During the six months ended June 30, 2012, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).

Stock Options

We granted stock options to purchase 486,182 shares of common stock during the six months ended June 30, 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2012 was $5.70 using the following weighted-average assumptions:

Six Months Ended June 30
2012
Risk Free Interest Rate	0.82%
Expected Term	5 years
Volatility	45%
Dividend Yield	—%
Weighted-Average Exercise Price	$14.29

The Company uses the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a stand-alone trading history or a direct peer group it believes this approach provides a reasonable implied volatility.

The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a de minimis forfeiture rate in calculating fair value. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.

Restricted Stock Units

The Company issued 83,082 restricted stock units (“RSU”) for shares of the Company’s common stock during the six months ended June 30,2012 that vest in four annual installments beginning one year from the grant date. The weighted average fair value of the RSUs granted during the six months ended June 30, 2012 is $14.29 and is calculated based on the closing price of our common stock on the date of each grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

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

At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining life of 5.4 years. During the six months ended June 30, 2012, 253,144 options were exercised.

At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, of which 270,909 are fully vested and exercisable. The exercise prices for these stock options range from $8.93 to $22.31 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining contractual term of 6.2 years. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. The remaining 24,945 options continue to vest over a weighted average period of less than one year. SunCoke Energy recorded $0.1 million in compensation expense related to these awards during the three and six months ended June 30, 2012. As of June 30, 2012, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options.

Outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units at the Distribution Date, which vest over a weighted average period of less than one year. Compensation expense, which is calculated based on the grant-date fair value of the original award and the addition of an anti-dilutive provision, approximates $0.6 million and will be recognized over the remaining service period. SunCoke Energy recorded $0.2 million and $0.3 million in compensation expense related to these awards during the three and six months ended June 30, 2012, respectively. Outstanding Sunoco common stock units held by Sunoco employees were not converted into SunCoke Energy awards.

12. Share Repurchase Program

In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the six months ended June 30, 2012, the Company repurchased 299,617 shares at a cost of approximately $4.4 million. As of June 30, 2012, the Company had approximately 3.2 million shares remaining available for repurchase under the Repurchase Program.

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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic Earnings per Share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.0	70.0	70.0	70.0
Add: effect of dilutive share-based compensation awards	0.3	—	0.3	—

Weighted-average number of shares-diluted	70.3	70.0	70.3	70.0

The potential dilutive effect of 2.6 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three months ended June 30, 2012, as the shares would have been anti-dilutive. The potential dilutive effect of 2.4 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding for the six months ended June 30, 2012, as the shares would have been anti-dilutive.

The weighted average number of common shares outstanding for the three and six months ended June 30, 2011 includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to SunCoke Energy and related capitalization.

The dollar and share amounts presented within this note and on the Combined and Consolidated Statements of Income are rounded to the nearest million; however, EPS is calculated based on the actual, unrounded, dollar and share values.

14. Supplemental Cash Flow Information

Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Six Months Ended June 30
	2012	2011
	(Dollars in millions)
Interest paid	$22.1	$—
Income taxes paid	$2.2	$3.0

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

The fair value of the swap agreements at June 30, 2012 was a liability of approximately $0.8 million. The mark to market impact of the swap arrangements on interest expense was an increase of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent consideration related to acquisition of the Harold Keene Coal Co., Inc. and affiliated companies (“HKCC”) is measured at fair value and amounted to $8.3 million at June 30, 2012. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at June 30, 2012 include (a) a risk-adjusted discount rate range of 2.555 percent to 9.219 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 140 thousand and 475 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $0.5 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and $0.4 million for the three and six months ended June 30, 2011.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2012, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value

At June 30, 2012, the estimated fair value of the Company’s long-term debt was estimated to be $717.8 million, compared to a carrying amount of $724.9 million, which is net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.

16. Business Segment Information

The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States. The Company’s cokemaking operations are reported as three segments: Jewell Coke, Other Domestic Coke and International Coke.

The Jewell Coke segment consists of the operations of the Company’s cokemaking facilities in Vansant, Virginia. The Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities are individual operating segments that have been aggregated into the Other Domestic Coke segment. The Middletown cokemaking facility commenced operations in October 2011 and beginning in the fourth quarter of 2011 is included in the Other Domestic Coke segment results. Prior to the commencement of operations, all costs associated with Middletown were included in Corporate and Other. Each of these facilities produces coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Other Domestic Coke segment have similar long-term economic characteristics.

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

The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell Coke segment for conversion into coke. Beginning in 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price that Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Some coal is also sold to the Other Domestic Coke facilities and third parties. Intersegment coal revenues for sales to the Other Domestic Coke segments are based on the prices that the coke customers of the Other Domestic Coke segment have agreed to pay for the internally produced coal, which approximate the market prices for this quality of metallurgical coal.

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

	Three Months Ended June 30, 2012
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$68.5	$373.0	$9.0	$10.2	$—	$460.7
Intersegment sales	$—	$—	$—	$50.6	$—	$—
Adjusted EBITDA	$12.5	$48.6	$0.7	$9.3	$(5.6)	$65.5
Depreciation, depletion and amortization	$1.3	$13.7	$0.1	$4.3	$0.8	$20.2
Capital expenditures	$0.9	$4.6	$0.7	$4.9	$0.1	$11.2
Identifiable assets	$81.4	$1,458.4	$53.9	$193.0	$183.5	$1,970.2

	Three Months Ended June 30, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$62.1	$299.8	$10.0	$5.7	$—		$377.6
Intersegment sales	$—	$—	$—	$46.2	$—		$—
Adjusted EBITDA	$10.6	$25.3	$0.8	$11.5	$(10.5)		$37.7
Depreciation, depletion and amortization	$1.4	$9.6	$0.1	$3.2	$0.4		$14.7
Capital expenditures	$0.1	$3.4	$—	$8.9	$56.1	(1)	$68.5
Identifiable assets	$85.1	$954.4	$53.6	$173.5	$706.0	(2)	$1,972.6

(1)	Includes $51.2 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $346.1 million.

	Six Months Ended June 30, 2012
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$142.6	$751.1	$19.0	$28.6	$—	$941.3
Intersegment sales	$—	$—	$—	$96.3	$—	$—
Adjusted EBITDA	$27.5	$88.7	$0.8	$16.7	$(12.4)	$121.3
Depreciation, depletion and amortization	$2.6	$26.3	$0.2	$8.4	$1.1	$38.6
Capital expenditures	$0.9	$8.8	$0.9	$9.0	$1.1	$20.7
Identifiable assets	$81.4	$1,458.4	$53.9	$193.0	$183.5	$1,970.2

	Six Months Ended June 30, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$126.1	$547.3	$19.7	$17.5	$—		$710.6
Intersegment sales	$—	$—	$—	$85.0	$—		$—
Adjusted EBITDA	$21.6	$33.8	$1.8	$23.8	$(16.7)		$64.3
Depreciation, depletion and amortization	$2.5	$18.2	$0.1	$5.9	$1.0		$27.7
Capital expenditures	$0.2	$4.0	$0.2	$13.9	$109.7	(1)	$128.0
Identifiable assets	$85.1	$954.4	$53.6	$173.5	$706.0	(2)	$1,972.6

(1)	Includes $103.9 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $292.6 million and Middletown facility construction-in-progress totaling $346.1 million.

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

Below is a reconciliation of Adjusted EBITDA to net income.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$65.5	$37.7	$121.3	$64.3
Subtract: Depreciation, depletion and amortization	20.2	14.7	38.6	27.7
Subtract (Add): Financing expense (income), net	11.8	(4.5)	23.8	(9.0)
Subtract: Income tax expense	7.0	1.9	12.3	5.0
Subtract: Sales discount provided to customers due to sharing of nonconventional fuel tax credits	3.8	3.1	7.0	6.2
Subtract (Add) : Net loss (income) attributable to noncontrolling interest	(1.3)	(1.6)	(1.0)	4.6

Net income	$24.0	$24.1	$40.6	$29.8

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Coke sales	$425.4	$350.7	$862.3	$649.6
Steam and electricity sales	16.1	11.4	31.6	23.9
Operating and licensing fees	9.0	9.9	19.0	19.7
Metallurgical coal sales	10.2	5.6	28.4	17.4

Sales and other operating revenue	$460.7	$377.6	$941.3	$710.6

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

SunCoke Energy, Inc.

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$330.3	$130.4	$—	$460.7
Equity in earnings of subsidiaries	33.8	8.0	—	(41.8)	—
Other income, net	—	0.2	—	—	0.2

Total revenues	33.8	338.5	130.4	(41.8)	460.9

Costs and operating expenses
Cost of products sold and operating expenses	—	256.5	120.9	—	377.4
Selling, general and administrative expenses	2.6	15.3	2.6	—	20.5
Depreciation, depletion, and amortization	—	18.4	1.8	—	20.2

Total costs and operating expenses	2.6	290.2	125.3	—	418.1

Operating income	31.2	48.3	5.1	(41.8)	42.8

Interest income—affiliate	—	1.8	—	(1.8)	—
Interest income	—	0.1	0.1	—	0.2
Interest cost—affiliate	—	—	(1.8)	1.8	—
Interest cost	(12.0)	—	—	—	(12.0)

Total financing (loss) income, net	(12.0)	1.9	(1.7)	—	(11.8)

Income before income tax expense	19.2	50.2	3.4	(41.8)	31.0
Income tax (benefit) expense	(3.5)	10.8	(0.3)	—	7.0

Net income	22.7	39.4	3.7	(41.8)	24.0
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3

Net income attributable to SunCoke Energy, Inc.	$22.7	$39.4	$2.4	(41.8)	$22.7

Comprehensive income	$22.7	$38.9	$2.6	$(41.8)	$22.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.3	—	1.3

Comprehensive income attributable to SunCoke Energy, Inc.	$22.7	$38.9	1.3	$(41.8)	$21.1

SunCoke Energy, Inc.

Condensed Combining Statement of Income

Three Months Ended June 30, 2011

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$251.4	$126.2	$—	$377.6
Equity in earnings of subsidiaries	2.9	—	(2.9)	—
Other income (loss), net	0.5	(0.2)	—	0.3

Total revenues	254.8	126.0	(2.9)	377.9

Costs and operating expenses
Cost of products sold and operating expenses	197.0	122.1	—	319.1
Selling, general and administrative expenses	20.5	2.1	—	22.6
Depreciation, depletion, and amortization	12.9	1.8	—	14.7

Total costs and operating expenses	230.4	126.0	—	356.4

Operating income	24.4	—	(2.9)	21.5

Interest income—affiliate	1.9	3.8	—	5.7
Interest income	—	0.1	—	0.1
Interest cost—affiliate	(1.7)	—	—	(1.7)
Capitalized interest	0.4	—	—	0.4

Total financing income, net	0.6	3.9	—	4.5

Income before income tax expense	25.0	3.9	(2.9)	26.0
Income tax expense (benefit)	2.4	(0.5)		1.9

Net income	22.6	4.4	(2.9)	24.1
Less: Net income attributable to noncontrolling interests	—	1.6	—	1.6

Net income attributable to net parent investment	$22.6	$2.8	(2.9)	$22.5

Comprehensive income	22.2	4.8	(2.9)	$24.1
Less: Net income attributable to noncontrolling interests	—	1.6	—	1.6

Comprehensive income attributable to net parent investment	$22.2	$3.2	(2.9)	$22.5

SunCoke Energy, Inc.

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$668.3	$273.0	$—	$941.3
Equity in earnings of subsidiaries	62.6	7.6	—	(70.2)	—
Other income, net	—	0.9	—	—	0.9

Total revenues	62.6	676.8	273.0	(70.2)	942.2

Costs and operating expenses
Cost of products sold and operating expenses	—	521.5	264.2	—	785.7
Selling, general and administrative expenses	5.5	30.3	5.4	—	41.2
Depreciation, depletion, and amortization	—	34.9	3.7	—	38.6

Total costs and operating expenses	5.5	586.7	273.3	—	865.5

Operating income (loss)	57.1	90.1	(0.3)	(70.2)	76.7

Interest income—affiliate	—	3.6	—	(3.6)	—
Interest income	—	0.1	0.2	—	0.3
Interest cost—affiliate	—	—	(3.6)	3.6	—
Interest cost	(24.1)	—	—	—	(24.1)

Total financing (loss) income, net	(24.1)	3.7	(3.4)	—	(23.8)

Income (loss) before income tax expense	33.0	93.8	(3.7)	(70.2)	52.9
Income tax (benefit) expense	(6.6)	19.3	(0.4)	—	12.3

Net income (loss)	39.6	74.5	(3.3)	(70.2)	40.6
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0

Net income (loss) attributable to SunCoke Energy, Inc.	$39.6	$74.5	$(4.3)	(70.2)	$39.6

Comprehensive income (loss)	$39.6	$73.6	$(4.2)	$(70.2)	$38.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.0	—	1.0

Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$39.6	$73.6	(5.2)	$(70.2)	$37.8

SunCoke Energy, Inc.

Condensed Combining Statement of Income

Six Months Ended June 30, 2011

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$478.9	$231.7	$—	$710.6
Equity in loss of subsidiaries	(11.6)	—	11.6	—
Other income (loss), net	0.9	(0.2)	—	0.7

Total revenues	468.2	231.5	11.6	711.3

Costs and operating expenses
Cost of products sold and operating expenses	370.5	230.0	—	600.5
Loss on firm purchase commitment	—	18.5	—	18.5
Selling, general and administrative expenses	34.9	3.9	—	38.8
Depreciation, depletion, and amortization	24.1	3.6	—	27.7

Total costs and operating expenses	429.5	256.0	—	685.5

Operating income (loss)	38.7	(24.5)	11.6	25.8

Interest income—affiliate	3.9	7.5	—	11.4
Interest income	—	0.1	—	0.1
Interest cost—affiliate	(3.2)	—	—	(3.2)
Capitalized interest	0.7	—	—	0.7

Total financing income, net	1.4	7.6	—	9.0

Income (loss) before income tax expense	40.1	(16.9)	11.6	34.8
Income tax (benefit) expense	5.6	(0.6)	—	5.0

Net income (loss)	34.5	(16.3)	11.6	29.8
Less: Net loss attributable to noncontrolling interests	—	(4.6)	—	(4.6)

Net income (loss) attributable to net parent investment	$34.5	$(11.7)	$11.6	$34.4

Comprehensive income (loss)	33.5	(15.7)	11.6	$29.4
Less: Net loss attributable to noncontrolling interests	—	(4.6)	—	(4.6)

Comprehensive income (loss) attributable to net parent investment	$33.5	$(11.1)	$11.6	$34.0

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

June 30 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$125.7	$64.3	$—	$190.0
Accounts receivable	—	51.3	2.2	—	53.5
Inventories	—	154.0	52.5	—	206.5
Deferred income taxes	—	0.8	—	—	0.8
Advances from affiliate	98.5	22.2	—	(120.7)	—
Interest receivable from affiliate	—	3.7	—	(3.7)	—

Total current assets	98.5	357.7	119.0	(124.4)	450.8

Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	1,266.8	112.4	—	1,379.2
Lease and mineral rights, net	—	52.7	—	—	52.7
Goodwill	—	9.4	—	—	9.4
Deferred charges and other assets	18.7	15.3	3.1	—	37.1
Investment in subsidiaries	1,119.7	60.0	—	(1,179.7)	—

Total assets	$1,236.9	$1,850.9	$575.5	$(1,693.1)	$1,970.2

Liabilities and Equity
Advances from affiliate	$—	$98.5	$22.2	$(120.7)	$—
Accounts payable	—	98.4	56.2	—	154.6
Current portion of long term debt	3.3	—	—	—	3.3
Accrued liabilities	0.6	62.6	11.8	—	75.0
Interest payable	15.6	—	—	—	15.6
Interest payable to affiliate	—	—	3.7	(3.7)	—
Taxes payable	(5.3)	13.5	3.2	—	11.4

Total current liabilities	14.2	273.0	97.1	(124.4)	259.9

Long term debt	721.6	—	—		721.6
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	33.5	—	—	33.5
Retirement benefit liabilities	—	51.5	—	—	51.5
Deferred income taxes	(1.8)	338.1	(1.0)	—	335.3
Asset retirement obligations	—	11.8	2.2	—	14.0
Other deferred credits and liabilities	1.9	11.1	6.0	—	19.0
Commitments and contingent liabilities	—	—	—	—	—

Total liabilities	735.9	1,019.0	193.3	(513.4)	1,434.8

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,973,415 shares at June 30, 2012	0.7	—	—	—	0.7
Treasury Stock, 299,617 shares at June 30, 2012	(4.4)	—	—	—	(4.4)
Additional paid-in capital	445.1	744.4	354.7	(1,091.8)	452.4
Accumulated other comprehensive income	—	(7.1)	(1.2)		(8.3)
Retained earnings	59.6	94.6	(6.7)	(87.9)	59.6

Total SunCoke Energy, Inc. stockholders’ equity	501.0	831.9	346.8	(1,179.7)	500.0
Noncontrolling interests	—	—	35.4	—	35.4

Total equity	501.0	831.9	382.2	(1,179.7)	535.4

Total liabilities and equity	$1,236.9	$1,850.9	$575.5	$(1,693.1)	$1,970.2

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$109.4	$18.1	$—	$127.5
Accounts receivable	—	49.1	17.1	—	66.2
Inventories	—	155.7	64.0	—	219.7
Deferred income taxes	—	0.6	—	—	0.6
Advances from affiliate	128.5	30.3	—	(158.8)	—
Interest receivable from affiliate	—	7.3	—	(7.3)	—

Total current assets	128.5	352.4	99.2	(166.1)	414.0

Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	1,281.6	110.2	—	1,391.8
Lease and mineral rights, net	—	53.2	—	—	53.2
Goodwill	—	9.4	—	—	9.4
Deferred charges and other assets	18.5	10.7	3.2	—	32.4
Investment in subsidiaries	1,120.5	41.9	—	(1,162.4)	—

Total assets	$1,267.5	$1,838.2	$553.6	$(1,717.5)	$1,941.8

Liabilities and Equity
Advances from affiliate	$—	$128.5	$30.3	$(158.8)	$—
Accounts payable	—	147.9	34.0	—	181.9
Current portion of long term debt	3.3	—	—	—	3.3
Accrued liabilities	0.6	57.9	11.3	—	69.8
Interest payable	15.9	—	—	—	15.9
Interest payable to affiliate	—	—	7.3	(7.3)	—
Taxes payable	—	7.0	3.6		10.6

Total current liabilities	19.8	341.3	86.5	(166.1)	281.5

Long term debt	723.1	—	—	—	723.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	33.5	—	—	33.5
Retirement benefit liabilities	—	50.6	—	—	50.6
Deferred income taxes	(1.0)	265.3	(3.2)	—	261.1
Asset retirement obligations	—	10.4	2.1	—	12.5
Other deferred credits and liabilities	0.1	16.2	3.3	—	19.6
Commitments and contingent liabilities	—	—	—	—	—

Total liabilities	742.0	1,017.3	177.7	(555.1)	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2011	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,012,702 shares at December 31, 2011	0.7	—	—	—	0.7
Additional paid-in capital	504.8	807.0	344.2	(1,144.7)	511.3
Accumulated other comprehensive income	—	(6.2)	(0.3)	—	(6.5)
Retained earnings	20.0	20.1	(2.4)	(17.7)	20.0

Total SunCoke Energy, Inc. stockholders’ equity	525.5	820.9	341.5	(1,162.4)	525.5
Noncontrolling interests	—	—	34.4	—	34.4

Total equity	525.5	820.9	375.9	(1,162.4)	559.9

Total liabilities and equity	$1,267.5	$1,838.2	$553.6	$(1,717.5)	$1,941.8

SunCoke Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$39.6	$74.5	$(3.3)	$(70.2)	$40.6
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	34.9	3.7	—	38.6
Deferred income tax expense	—	10.0	—	—	10.0
Payments in excess of expense for retirement plans	—	1.0	—	—	1.0
Share-based compensation expense	3.5	—	—	—	3.5
Equity in earnings of subsidiaries	(62.6)	(7.6)	—	70.2	—
Changes in working capital pertaining to operating activities:
Accounts receivable	—	(2.2)	14.9	—	12.7
Inventories	—	1.7	8.0	—	9.7
Accounts payable and accrued liabilities	—	(44.8)	22.7	—	(22.1)
Interest payable	(0.3)	3.6	(3.6)	—	(0.3)
Taxes payable	(5.8)	6.5	(0.4)	—	0.3
Other	0.3	(11.6)	4.0	—	(7.3)

Net cash (used in) provided by operating activities	(25.3)	66.0	46.0	—	(86.7)

Cash Flows from Investing Activities:
Capital expenditures	—	(18.5)	(2.2)		(20.7)

Net cash used in investing activities	—	(18.5)	(2.2)	—	(20.7)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1.7)	—	—	—	(1.7)
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Repurchase of common stock	(4.4)	—	—	—	(4.4)
Net increase (decrease) in advances from affiliate	28.8	(31.2)	2.4	—	—

Net cash provided by (used in) financing activities	25.3	(31.2)	2.4	—	(3.5)

Net increase in cash and cash equivalents	—	16.3	46.2	—	62.5
Cash and cash equivalents at beginning of period	—	109.4	18.1	—	127.5

Cash and cash equivalents at end of period	$—	$125.7	$64.3	$—	$190.0

SunCoke Energy, Inc.

Condensed Combining Statement of Cash Flows

Six Months Ended June 30, 2011

	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$34.5	$(16.3)	$11.6	$29.8
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Loss on firm purchase commitment	—	18.5	—	18.5
Depreciation, depletion and amortization	24.1	3.6	—	27.7
Deferred income tax (benefit) expense	6.1	(1.0)	—	5.1
Payments in excess of expense for retirement plans	(0.2)	—	—	(0.2)
Equity in earnings of subsidiaries	11.6	—	(11.6)	—
Changes in working capital pertaining to operating activities:
Accounts receivable	(29.9)	6.1	—	(23.8)
Inventories	(36.2)	1.7	—	(34.5)
Accounts payable and accrued liabilities	11.0	(16.1)	—	(5.1)
Taxes payable	1.5	0.8	—	2.3
Other	(2.2)	(1.2)	—	(3.4)

Net cash provided by (used in) operating activities	20.3	(3.9)	—	16.4

Cash Flows from Investing Activities:
Capital expenditures	(127.8)	(0.2)	—	(128.0)
Acquisition of business	(37.5)	—	—	(37.5)

Net cash used in investing activities	(165.3)	(0.2)	—	(165.5)

Cash Flows from Financing Activities:
Net (decrease) increase in advances from affiliate	150.1	(5.4)	—	144.7
Repayments of notes payable assumed in acquisition	(2.3)	—	—	(2.3)
Increase in payable to affiliate	0.2	(1.9)	—	(1.7)
Cash distributions to noncontrolling interests in cokemaking operations	—	(1.2)	—	(1.2)

Net cash provided by (used in) financing activities	148.0	(8.5)	—	139.5

Net increase (decrease) in cash and cash equivalents	3.0	(12.6)	—	(9.6)
Cash and cash equivalents at beginning of year	—	40.1	—	40.1

Cash and cash equivalents at end of year	$3.0	$27.5	$—	$30.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements.”

Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to July 18, 2011), refer to the cokemaking and coal mining operations of Sunoco prior to their transfer to the Company in connection with our separation from Sunoco (the “Separation”). References when used in the present tense or prospectively (after July 18, 2011) refer to SunCoke Energy, Inc. and its subsidiaries.

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

Overview

We are the largest independent producer of coke in the Americas, as measured by tons of coke produced each year, and have 50 years of coke production experience. Coke is a principal raw material in the integrated steelmaking process. We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”). Our fifth U.S. cokemaking facility in Middletown, Ohio was recently completed and commenced operations in October 2011.

During 2011, we sold approximately 3.8 million tons of coke to our three primary customers in the U.S.: ArcelorMittal, U.S. Steel, and AK Steel. With the completion of our Middletown facility, our total U.S. cokemaking capacity has increased to approximately 4.2 million tons of coke per year. We also operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year.

All of our coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 10 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause.

The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying

Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2013	268	1,220	Heat for power generation

Haverhill Phase I	Franklin	ArcelorMittal	2005	2020	100	550	Process steam

Phase II	Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation

Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation

Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation

Total					830	4,240

Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation

Total					1,150	5,940

(1)	Cokemaking capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which include both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.4 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2011. In January 2011, we acquired the Harold Keene Coal Co., Inc. and its affiliated companies (“HKCC”) whose results are included in the Coal Mining segment from the date of acquisition. Our mining area consists of 14 active underground mines, two active surface mines and two active highwall mines, as well as three preparation plants and four load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia.

Our Separation from Sunoco

On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco, Inc. (“Sunoco”). The Separation occurred in two steps (the “Separation”):

•

We were formed as a wholly-owned subsidiary of Sunoco in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100 percent of our common stock. On July 26, 2011, we completed an initial public offering (“IPO”) of 13,340,000 shares of our common stock, or 19.1 percent of our outstanding common stock. Following the IPO, Sunoco continued to own 56,660,000 shares of our common stock, or 80.9 percent of our outstanding common stock.

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

Second Quarter Key Financial Results

•

Revenues increased 22.0 percent in the three months ended June 30, 2012 to $460.9 million primarily due to higher sales in our Other Domestic Coke segment driven by contributions from our Middletown facility, the pass-through of higher coal costs and increased volumes in our Coal Mining segment.

•

Net income attributable to stockholders increased $0.2 million for the three months ended June 30, 2012, to $22.7 million, or $0.32 per share, compared with the three months ended June 30, 2011. This increase is due to the contribution of our Middletown facility and strong performance of our cokemaking operations, offset by an increase in our net interest cost as a stand-alone company.

•

Adjusted EBITDA was $65.5 million in the three months ended June 30, 2012 compared to $37.7 million in the same period prior year, an increase of $27.8 million. This increase was driven by the successful ramp up of production at our Middletown facility, improved operations at our Indiana Harbor and Granite City facilities, higher yields and operating cost recovery in our Jewell Coke segment and reduced corporate expenses. Higher costs at our Coal Mining segment partly offset this improvement.

Recent Developments and Outlook

•

Indiana Harbor refurbishment. The initial term of our Indiana Harbor coke sales agreement with the customer ends on September 30, 2013. In preparation for negotiation of a new long-term contract, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to refurbish the facility, of which approximately $20 million will be spent in 2012. This estimate includes anticipated spending that may be required in connection with the settlement of the Notices of Violation (“NOV”) at the Indiana Harbor facility. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached.

•

Timing of potential new U.S. plant. We are currently discussing opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly-owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam or electricity for sale. We originally estimated that this plant could have a capacity of up to 1.1 million tons, but now believe a smaller facility size with 120 ovens and 660 thousand tons of capacity would be more closely aligned with near-term U.S. market demand. This potential new facility could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. We are in the early stages of permitting for this potential facility in Kentucky, but are also assessing alternative sites in other states. In light of the current economic and business outlook, we expect to defer seeking customer commitments for this potential facility until we make further progress on obtaining permits, which we anticipate receiving in 2013. Our ability to construct a new facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry.

•

Expansion of growth strategy. We are exploring opportunities to enter into business relationships or other transactions with respect to existing cokemaking facilities in order to opportunistically capture market share in the United States and Canada. We believe that the efficiencies we have developed from our experience as the leading independent U.S. coke producer and our proven ability to provide a reliable supply of coke make us well suited to purchase or operate facilities, including by-product cokemaking facilities, currently operated by steelmakers or others that would prefer to utilize the capital committed to such equipment for other purposes. In addition to our exploration of opportunities described above, the Company continues to pursue investment opportunities to grow our international footprint in India.

•

Coal operations. In view of current coal market conditions, which have deteriorated in the first half of 2012, we decided to defer our previously announced expansion plans for our Jewell underground mines, including deferring substantially all capital expenditures associated with the expansion plan. We also have idled certain high cost mines while consolidating the labor force and equipment in more productive mines in an effort to reduce our mining costs. With the idling and consolidation plan, we continue to expect to meet the Jewell coal mining production target to produce 1.15 million tons in 2012, but do not anticipate increasing production in 2013 to 1.45 million tons as previously planned. We may reevaluate the expansion of our Jewell underground operations depending on future market conditions.

In June 2011, we entered into a series of coal transactions with Revelation Energy, LLC (“Revelation”). Under a contract mining agreement, Revelation mines certain coal reserves at our Jewell coal mining operations that are included in our current proven and probable reserve estimates. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period. Although mining began in the first quarter of 2012, permitting delays for a portion of the reserves resulted in lower than expected production levels. We continue to expect approximately 1.2 million tons of coal in the aggregate to be mined over the three-year period but with a larger percentage being mined in the last two years. The construction of a rapid train coal loading facility has also been delayed and the majority of the approximately $15 million cost is now expected to occur in 2013.

•

Formation of a master limited partnership. On July 19, 2012, we announced that our Board of Directors approved the formation of a master limited partnership (“MLP”) and the filing of a registration statement to effect the initial public offering of common units representing limited partner interests in the MLP. The key assets of the MLP are expected to be a portion of our interests in each of our Haverhill and Middletown cokemaking facilities.

If an initial public offering of the MLP is completed, we would own the general partner of the MLP, as well as all of the MLP incentive distribution rights and a portion of the common units representing limited partner interests in the MLP. We expect to close the initial public offering of the MLP not earlier than the fourth quarter of 2012, subject to prevailing market conditions.

•

Outlook. We continue to expect diluted earnings per share attributable to our stockholders to be in the range of $1.30 to $1.65 and Adjusted EBITDA to be in the range of $250 million to $280 million for 2012. We expect that the strong performance in our domestic coke operations will offset the impact of market and operational challenges in our Coal Mining segment. Domestic coke production in 2012 is expected to be in excess of 4.3 million tons, which would exceed 100 percent capacity utilization. Coal production in 2012 is expected to be approximately 1.6 million tons. We expect free cash flow in 2012 to exceed $100 million, compared to our original 2012 guidance of free cash flow in excess of $50 million. The expected increase in free cash flow is due to the deferral of capital expenditures associated with our coal expansion plan, the anticipated timing of potential international investment opportunities and decreases in working capital. See “Non-GAAP Financial Measures” at the end of this Item.

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

In the fourth quarter of 2011, we clarified the interpretation of certain contract and billing items with our customer. As a result, coal spilled during the coke oven charging process (“Pad Coal”) may not be subsequently reused for making coke for this customer, unless it is included in the coal blend at zero cost. In the first and second quarters of 2012, the Company recorded approximately $1.5 million and $0.5 million in lower of cost or market adjustments on existing Pad Coal inventory, respectively, and is currently remarketing this Pad Coal to other customers. Additionally, in conjunction with the work performed to address the contract and billing issues, the Company recorded a $2.8 million charge for a reduction in coke inventory in the first quarter of 2012.

•

Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012, ahead of previous expectations. In the three months ended June 30, 2012, the Middletown cokemaking facility produced 153 thousand tons of coke and contributed $72.0 million and $14.0 million to revenues and Adjusted EBITDA, respectively. In the six months ended June 30, 2012, the Middletown cokemaking facility produced 295 thousand tons of coke and contributed $140.5 million and $25.5 million to revenues and Adjusted EBITDA, respectively. Higher costs and lower than expected coal-to-coke yield performance of $1.5 million and $5.5 million ($4.0 million related to start-up activities) are included in the results for the three and six months ended June 30, 2012, respectively.

•

Corporate Separation Transactions. Historically, our operating expenses have included allocations of certain general and administrative costs of Sunoco for services provided to us by Sunoco. During 2011, we replaced most services provided by Sunoco prior to the Distribution Date and have developed the internal functions, such as financial reporting, tax, regulatory compliance, legal, corporate governance, treasury, internal audit and investor relations, necessary to fulfill our responsibilities as a stand-alone public company. Allocations from Sunoco totaled $0.2 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

•

Loss on Firm Purchase Commitments. During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011. In the second quarter of 2011, the Company recorded lower of cost or market adjustments of $1.2 million ($0.8 million attributable to SunCoke Energy, Inc./net parent investment and $0.4 million attributable to noncontrolling interests) on this purchased coke. In the fourth quarter of 2011, we recorded lower of cost or market adjustments of $0.7 million ($0.6 million attributable to SunCoke Energy, Inc./net parent investment and $0.1 million attributable to noncontrolling interests) on this purchased coke. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor subsequent to the first quarter of 2011 increased coke production for the balance of 2011 and Indiana Harbor was able to meet its 2011 contractual requirements with ArcelorMittal.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire, as amended, on the earlier of December 31, 2012 or full consumption of, and payment for, the coke. If, after December 31, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the six months ended June 30, 2012, the customer consumed approximately 27 thousand tons of consigned coke.

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

Since July 26, 2011, we have issued $730.0 million in debt. For periods subsequent to the Separation Date, interest expense has exceeded interest income.

Results of Operations

The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Revenues
Sales and other operating revenue	$460.7	$377.6	$941.3	$710.6
Other income, net	0.2	0.3	0.9	0.7

Total revenues	460.9	377.9	942.2	711.3

Costs and Operating Expenses
Cost of products sold and operating expenses	377.4	319.1	785.7	600.5
Loss on firm purchase commitments	—	—	—	18.5
Selling, general and administrative expenses	20.5	22.6	41.2	38.8
Depreciation, depletion and amortization	20.2	14.7	38.6	27.7

Total costs and operating expenses	418.1	356.4	865.5	685.5

Operating income	42.8	21.5	76.7	25.8

Interest income – affiliate	—	5.7	—	11.4
Interest income	0.2	0.1	0.3	0.1
Interest cost — affiliate	—	(1.7)	—	(3.2)
Interest cost	(12.0)	—	(24.1)	—
Capitalized interest	—	0.4	—	0.7

Total financing (expense) income, net	(11.8)	4.5	(23.8)	9.0

Income before income tax expense	31.0	26.0	52.9	34.8
Income tax expense	7.0	1.9	12.3	5.0

Net income	24.0	24.1	40.6	29.8
Less: Net loss attributable to noncontrolling interests	1.3	1.6	1.0	(4.6)

Net income attributable to SunCoke Energy, Inc./net parent investment	$22.7	$22.5	$39.6	$34.4

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenues. Our total revenues, net of sales discounts, were $460.9 million for the three months ended June 30, 2012 compared to $377.9 million for the corresponding period of 2011. Our Middletown facility contributed $72.0 million to the increase in revenues. The remaining increase was primarily driven by higher sales in our Jewell Coke segment due to the pass-through of higher coal prices and transportation costs and higher sales in our Coal Mining segment, due to increased volumes. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits were $3.8 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively.

Costs and Operating Expenses. Total operating expenses were $418.1 million for the three months ended June 30, 2012 compared to $356.4 million for the corresponding period of 2011. The increase in cost of products sold and operating expenses was driven by higher purchased coal costs, increased coal and coke volumes and higher coal mining costs. Selling, general and administrative expenses decreased in 2012 due primarily to favorable comparison to the prior year period which included increased relocation charges and lower allocations from Sunoco, offset partially by increased stock compensation expense and higher payroll expenses due to increased headcount. Depreciation, depletion and amortization expense increased due to the addition of our Middletown cokemaking facility and higher depreciation at our Coal Mining segment due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $11.8 million for the three months ended June 30, 2012 compared to $4.5 million in net financing income for the three months ended June 30, 2011. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense increased $5.1 million to $7.0 million for the three months ended June 30, 2012 compared to $1.9 million for the corresponding period of 2011. During the second quarter of 2011, we recorded an income tax benefit of $2.8 million related to the enacted reduction in the Indiana statutory tax rate. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits, was 34.6 percent for the three months ended June 30, 2012 compared to 37.1 percent for the corresponding period of 2011. In 2012, the effective tax rate decreased due to higher tax benefits related to the domestic production activity deduction. In 2011, we were not able to utilize this benefit because we had a federal net operating loss for tax purposes, which resulted in a net operating loss carryback to 2010 and a reversal of the benefit we realized in 2010. Nonconventional fuel tax credits decreased $1.1 million to $3.2 million for the three months ended June 30, 2012 period from $4.3 million in the same period of 2011 due to the expiration of the Haverhill nonconventional fuel tax credits. The Haverhill nonconventional fuel tax credits, which expired June 30, 2012, have been computed on an annualized basis for determining our effective tax rate.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenues. Our total revenues, net of sales discounts, were $942.2 million for the six months ended June 30, 2012 compared to $711.3 million for the corresponding period of 2011. Our Middletown facility contributed $140.5 million to the increase in revenues. The remaining increase was primarily driven by higher sales in our Jewell Coke and Other Domestic Coke segments due to the pass-through of higher coal prices and transportation costs as well as increased volumes and higher sales in our Coal Mining segment, due primarily to higher coal prices. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits were $7.0 million and $6.2 million for the six months ended June 30, 2012 and 2011, respectively.

Costs and Operating Expenses. Total operating expenses were $865.5 million for the six months ended June 30, 2012 compared to $685.5 million for the corresponding period of 2011. The increase in cost of products sold and operating expenses was driven by higher purchased coal costs, increased coal and coke volumes and higher coal mining costs. Selling, general and administrative expenses increased in 2012 due to higher legal costs, increased headcount and higher share-based compensation expense offset partially by favorable comparisons to prior year which included higher relocation charges and higher allocations from Sunoco. Depreciation, depletion and amortization expense increased due to the addition of our Middletown cokemaking facility and higher depreciation at our Coal Mining segment due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $23.8 million for the six months ended June 30, 2012 compared to $9.0 million in net financing income for the six months ended June 30, 2011. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense increased $7.3 million to $12.3 million for the six months ended June 30, 2012 compared to $5.0 million for the corresponding period of 2011. During the second quarter of 2011, we recorded an income tax benefit of $2.8 million related to the enacted reduction in the Indiana statutory tax rate. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits and the Indiana state tax rate change, was 35.1 percent for the six months ended June 30, 2012 compared to 36.8 percent for the corresponding period of 2011. In 2012, the effective tax rate decreased due to higher tax benefits related to the domestic production activity deduction. In 2011, we were not able to utilize this benefit because we had a federal net operating loss for tax purposes, which resulted in a net operating loss carryback to 2010 and a reversal of the benefit we realized in 2010. Nonconventional fuel tax credits decreased $0.7 million to $5.8 million for the six months ended June 30, 2012 from $6.5 million in the same period of 2011 due to the expiration of the Haverhill nonconventional fuel tax credits. The Haverhill nonconventional fuel tax credits, which expired June 30, 2012, have been computed on an annualized basis for determining our effective tax rate.

Results of Reportable Business Segments

We report our business results through four segments:

•	Jewell Coke consists of our cokemaking operations located in Vansant, Virginia;

•

Other Domestic Coke consists of our Indiana Harbor, Haverhill and Granite City cokemaking and heat recovery operations located in East Chicago, Indiana, Franklin Furnace, Ohio and Granite City, Illinois, respectively, and beginning in the fourth quarter of 2011, includes our Middletown, Ohio facility;

•	International Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal; and

•

Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia and includes the results of the HKCC Companies that we acquired in January 2011 from the date of acquisition.

Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” near the end of this Item.

Segment Financial and Operating Data

The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Sales and other operating revenues:
Jewell Coke	$68.5	$62.1	$142.6	$126.1
Other Domestic Coke	373.0	299.8	751.1	547.3
International Coke	9.0	10.0	19.0	19.7
Coal Mining	10.2	5.7	28.6	17.5
Coal Mining intersegment sales	50.6	46.2	96.3	85.0
Elimination of intersegment sales	(50.6)	(46.2)	(96.3)	(85.0)

Total	$460.7	$377.6	$941.3	$710.6

Adjusted EBITDA (1):
Jewell Coke	$12.5	$10.6	$27.5	$21.6
Other Domestic Coke	48.6	25.3	88.7	33.8
International Coke	0.7	0.8	0.8	1.8
Coal Mining	9.3	11.5	16.7	23.8
Corporate and Other	(5.6)	(10.5)	(12.4)	(16.7)

Total	$65.5	$37.7	$121.3	$64.3

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	98	99	98	98
Other Domestic Coke	105	100	104	97

Total	104	100	103	97
Coke production volumes (thousands of tons):
Jewell Coke	176	177	350	351
Other Domestic Coke(2)	919	745	1,813	1,432

Total	1,095	922	2,163	1,783
International Coke production—operated facility (thousands of tons)	302	412	660	776
Coke sales volumes (thousands of tons):
Jewell Coke	170	170	356	345
Other Domestic Coke(3)	904	757	1,796	1,454

Total	1,074	927	2,152	1,799

Coal Operating Data(4):
Coal sales volumes (thousands of tons):
Internal use	285	293	540	593
Third parties	80	41	198	127

Total	365	334	738	720

Coal production (thousands of tons)	401	340	776	675
Purchased coal (thousands of tons)	4	24	23	75
Coal sales price per ton (excludes transportation costs)(5)	$166.73	$161.79	$169.05	$156.40
Coal cash production cost per ton(6)	$136.69	$126.29	$143.38	$121.09
Purchased coal cost per ton(7)	$140.60	$84.66	$80.81	$117.53
Total coal production cost per ton(8)	$147.81	$131.33	$153.24	$128.41

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.
(2)	Includes Middletown production volumes of 153 thousand and 295 thousand tons for the three and six months ended June 30, 2012, respectively.
(3)	Excludes 1 thousand and 27 thousand tons of consigned coke sales in the three and six months ended June 30, 2012, respectively. Includes Middletown sales volumes of 149 thousand and 291 thousand tons for the three and six months ended June 30, 2012, respectively.
(4)	Includes production from Company and contract-operated mines.
(5)	Includes sales to affiliates.
(6)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume.
(7)	Costs of purchased raw coal divided by purchased coal volume.
(8)	Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $11.79 and $9.50 for the three months ended June 30, 2012 and 2011, respectively, and $11.33 and $8.19 for the six months ended June 30, 2012 and 2011, respectively.

Analysis of Segment Results

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $6.4 million, or 10.3 percent, to $68.5 million for the three months ended June 30, 2012 compared to $62.1 million for the three months ended June 30, 2011. The increase is primarily related to the pass-through of higher coal and transportation costs, which contributed $4.8 million and $1.3 million to the increase in sales and other operating revenue, respectively. Increased operating expense recovery contributed an additional $0.3 million to the increase.

Adjusted EBITDA

Beginning in the first quarter of 2012, the intersegment coal price charged to the Jewell Coke segment is reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Adjusted EBITDA from our Jewell Coke segment increased $1.9 million, or 17.9 percent, to $12.5 million for the three months ended June 30, 2012 compared to $10.6 million for the three months ended June 30, 2011. Better coal-to-coke contract billing yields and higher operating expense recovery increased Adjusted EBITDA by $1.2 million for the three months ended June 30, 2012. Adjusted EBITDA increased an additional $0.7 million due primarily to a lower allocation of corporate costs.

Depreciation expense, which is not included in segment profitability, decreased $0.1 million, from $1.4 million for the three months ended June 30, 2011 to $1.3 million for the three months ended June 30, 2012.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $73.2 million, or 24.4 percent, to $373.0 million for the three months ended June 30, 2012 compared to $299.8 million for the three months ended June 30, 2011. Our Middletown facility commenced operations in the fourth quarter of 2011 and contributed $72.0 million to the increase in sales for the three months ended June 30, 2012. Excluding Middletown, the increase was mainly attributable to higher fees for the reimbursement of transportation and operating costs, which contributed $3.3 million to the increase. These increases were partially offset by lower pricing driven by the pass-through of lower coal costs in the amount of $2.1 million.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $23.3 million to $48.6 million for the three months ended June 30, 2012 compared to $25.3 million in the same period of 2011. The contribution of our Middletown facility in the fourth quarter of 2011 increased Adjusted EBITDA by $14.0 million for the three months ended June 30, 2012. The Middletown results included approximately $1.5 million of higher costs and lower than expected coal-to-coke yield performance. Further, in 2012, Middletown has a contracted fixed operating and maintenance cost fee, which does not reflect a full recovery of costs. The recovery rate in 2013 will be adjusted and based on budgeted costs, which we believe will be more reflective of a full cost recovery.

Excluding Middletown, Adjusted EBITDA increased $9.3 million. The increase was driven primarily by increased coal cost recovery of $5.8 million and increased operating cost recovery of $5.3 million, which is primarily driven by improved performance at our Indiana Harbor and Granite City facilities. These increases were partially offset by an increase in selling, general and administrative expenses of $1.8 million due primarily to an increase in legal costs.

Depreciation expense, which is not included in segment profitability, increased $4.1 million, from $9.6 million in 2011 to $13.7 million in 2012, primarily due to the impact of Middletown operations and accelerated depreciation taken on certain assets.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $1.0 million, or 10.0 percent, to $9.0 million for the three months ended June 30, 2012 compared to $10.0 million for the same period of 2011 due to a decrease in volumes of 110 thousand tons, or 26.7 percent, partially offset by higher pass-through of operating costs.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $0.1 million, or 12.5 percent, to $0.7 million for the three months ended June 30, 2012 compared to $0.8 million for the same period of 2011. The decrease is due to lower volumes discussed above and higher legal costs, partially offset by higher pass-through of operating costs.

Depreciation expense, which is not included in segment profitability, was insignificant in both periods.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue, including intersegment sales, increased by $8.9 million, or 17.1 percent, to $60.8 million for the three months ended June 30, 2012 compared to $51.9 million for the same period of 2011. The increase in sales and other operating revenue is due to an increase in average coal sales price per ton of $4.94 from $161.79 for the three months ended June 30, 2011 to $166.73 for the same period of 2012, primarily reflecting higher average prices for mid-volatile coal offset by lower hi-volatile and thermal coal prices. Additionally, volume increased 31 thousand tons, or 9.3 percent, for the three months ended June 30, 2012 compared to the same period of 2011.

Third party sales increased $4.5 million from $5.7 million for the three months ended June 30, 2011 to $10.2 million for the three months ended June 30, 2012. The increase is primarily related to higher sale prices for our mid-volatile coal and increased volumes from our mining venture with Revelation Energy, partly offset by lower volumes and prices for our hi-volatile and thermal coal sales. Overall third party sales volumes increased 39 thousand tons while sale prices decreased $10.82 per ton from $138.57 per ton for the three months ended June 30, 2011 to $127.75 per ton for the three months ended June 30, 2012.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales increased $4.4 million, or 9.5 percent, to $50.6 million for the three months ended June 30, 2012 compared to $46.2 million for the same period of 2011 due primarily to an increase in coal sales price per ton of $14.30 from $165.00 for the three months ended June 30, 2011 to $179.30 for the same prior year period. This increase was partially offset by a decrease in internal sales volume of 8 thousand tons, or 2.7 percent.

Adjusted EBITDA

Adjusted EBITDA decreased $2.2 million, or 19.1 percent, to $9.3 million for the three months ended June 30, 2012 from $11.5 million for the same period of 2011.

Adjusted EBITDA decreased in the second quarter of 2012 due to higher coal cash production costs and lower sales of hi-volatile and thermal coal, which were partially offset by higher sales of mid-volatile coal. Coal cash production costs per ton increased over the prior year period due to a change in the mix of coal produced. Specifically, hi-volatile and thermal coals, which are generally mined at a lower cost per ton than mid-volatile coal, represented a smaller portion of sales and production in the second quarter of 2012 than in the same period last year.

The combined impact of these factors resulted in coal production costs increasing from $131.33 per ton for the three months ended June 30, 2011 to $147.81 per ton for the three months ended June 30, 2012 and coal cash production costs increasing from $126.29 per ton in 2011 to $136.69 per ton in 2012.

Depreciation expense, which is not included in segment profitability, increased $1.1 million, from $3.2 million for the three months ended June 30, 2011 to $4.3 million for the three months ended June 30, 2012 due primarily to capital expenditures for mining equipment in the prior year.

Corporate and Other

Corporate expenses decreased $4.9 million to $5.6 million for the three months ended June 30, 2012 compared to $10.5 million in the same period of 2011. The decrease in corporate expenses for the three months ended June 30, 2012 was driven primarily by favorable comparison to the prior year period, which included $4.0 million of relocation charges. In addition, lower charges from Sunoco of $1.7 million and higher allocations of corporate costs of $1.8 million further contributed to the decrease. These decreases were partially offset by increased costs of $2.6 million primarily related to stock compensation expense and additional headcount and fees required to operate as a public company.

Depreciation expense, which is not included in segment profitability, increased $0.4 million, from $0.4 million for the three months ended June 30, 2011 to $0.8 million for the three months ended June 30, 2012 due to increased capital expenditures in the current period.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $16.5 million, or 13.1 percent, to $142.6 million for the six months ended June 30, 2012 compared to $126.1 million in the same period of 2011. The pass-through of higher coal costs and higher volumes contributed $10.1 million and $3.9 million, respectively, to the increase in segment sales and other operating revenues in the first half of the year. Higher pass-through of transportation costs and increased operating expense recovery further contributed $2.0 million and $0.5 million, respectively, to the increase in sales and other operating revenue for the six months ended June 30, 2012.

Adjusted EBITDA

Beginning in the first quarter of 2012, the intersegment coal price charged to the Jewell Coke segment is reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Adjusted EBITDA from our Jewell Coke segment increased $5.9 million, or 27.3 percent, to $27.5 million for the six months ended June 30, 2012 compared to $21.6 million in the same period of 2011. Better coal-to-coke contract billing yields and higher operating expense recovery increased Adjusted EBITDA by $4.1 million for the six months ended June 30, 2012. In addition, higher volumes contributed $1.2 million and a lower allocation of corporate costs contributed $0.6 million to Adjusted EBITDA for the six months ended June 30, 2012.

Depreciation expense, which is not included in segment profitability, increased $0.1 million, from $2.5 million for the six months ended June 30, 2011 to $2.6 million for the six months ended June 30, 2012.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $203.8 million, or 37.2 percent, to $751.1 million for the six months ended June 30, 2012 compared to $547.3 million in the same period of 2011. Our Middletown facility commenced operations in the fourth quarter of 2011 and contributed $140.5 million to the increase in sales for the six months ended June 30, 2012. Excluding Middletown, the increase was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed $37.0 million of the increase. Higher fees for the reimbursement of operating and transportation costs contributed $8.5 million to sales revenue. Coke sales volumes, excluding Middletown, also increased 51 thousand tons, or 3.5 percent, for the six months ended June 30, 2012 compared to the same period of 2011, which contributed $19.5 million of the increase. Capacity utilization for the six months ended June 30, 2012 was 104 percent, an increase from 97 percent in the same period of 2011, which favorably impacted volume and sales at each of our facilities. These increases were partially offset by a decrease in energy pricing, which lowered sales and other operating revenue by $1.7 million for the six months ended June 30, 2012.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $54.9 million to $88.7 million for the six months ended June 30, 2012 compared to $33.8 million in the same period of 2011. The contribution of our Middletown facility in the fourth quarter of 2011 increased Adjusted EBITDA by $25.5 million for the six months ended June 30, 2012. The Middletown results included approximately $5.5 million of higher costs and lower than expected coal-to-coke yield performance, $4.0 million of which is associated with start-up activities.

Excluding Middletown, Adjusted EBITDA increased $29.4 million. Based on the operating results of Indiana Harbor, operating income attributable to noncontrolling interest increased $5.6 million for the six months ended June 30, 2012 compared to the same period prior year.

Increased coal cost recovery of $22.5 million and increased operating cost recovery of $14.6 million, which was primarily driven by improved performance at our Indiana Harbor and Granite City facilities, contributed primarily to the increase. These increases were partially offset by an increase in selling, general and administrative expenses of $2.1 million due primarily to an increase in legal costs.

Depreciation expense, which is not included in segment profitability, increased $8.1 million, from $18.2 million in 2011 to $26.3 million in 2012, primarily due to the impact of Middletown operations and accelerated depreciation taken on certain assets.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $0.7 million, or 3.6 percent, to $19.0 million for the six months ended June 30, 2012 compared to $19.7 million in the same period of 2011 due to a decrease in volumes of 116 thousand tons, or 14.9 percent, partially offset by higher pass-through of operating costs.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $1.0 million, or 55.6 percent, to $0.8 million for the six months ended June 30, 2012 compared to $1.8 million in the same period of 2011. The decrease is due primarily to higher legal costs and decreased volumes.

Depreciation expense, which is not included in segment profitability, was insignificant in both periods.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue, including intersegment sales, increased by $22.4 million, or 21.9 percent, to $124.9 million for the six months ended June 30, 2012 compared to $102.5 million in the same period of 2011. The increase in sales and other operating revenue is due to an increase in coal sales price per ton of $12.65 from $156.40 for the six months ended June 30, 2011 to $169.05 for the six months ended June 30, 2012. Additionally, volume increased 18 thousand tons, or 2.5 percent, for the three months ended June 30, 2012 compared to the same period of 2011.

Third party sales increased $11.1 million from $17.5 million for the six months ended June 30, 2011 to $28.6 million for the six months ended June 30, 2012 due primarily to an increase in volume of 71 thousand tons, or 55.9 percent. An increase in price of $6.75 per ton from $136.76 per ton for the six months ended June 30, 2011 to $143.51 per ton for the six months ended June 30, 2012 further contributed to the increase.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales increased $11.3 million, or 13.3 percent, to $96.3 million for the six months ended June 30, 2012 compared to $85.0 million in the same period of 2011 due mainly to an increase in price of $14.30 per ton from $165.00 per ton to $179.30 per ton for the six months ended June 30, 2012 compared to the same period prior year. This increase was partially offset by an 8.9 percent decrease in internal sales volume as sales to facilities in our Other Domestic Coke segment decreased.

Adjusted EBITDA

Adjusted EBITDA decreased $7.1 million, or 29.8 percent, to $16.7 million for the six months ended June 30, 2012 from $23.8 million in the same period of 2011.

The decrease in Adjusted EBITDA was driven primarily by higher average coal cash production costs per ton caused by increased reject rates in the first quarter due to variations in the thickness and quality of coal seams, increased labor costs due to higher wage rates and the implementation of a new bonus program in the prior year to retain skilled mine employees and higher royalty and trucking payments. Additionally, the second quarter was impacted by higher coal cash production costs and lower sales of hi-volatile and thermal coal. Coal cash production costs per ton increased over the prior year period due to a change in the mix of coal produced. Specifically, hi-volatile and thermal coals, which are generally mined at a lower cost per ton than mid-volatile coal, represented a smaller portion of sales and production in the second quarter of 2012 than in the same period last year.

These costs were partially offset by lower volumes of purchased coal and higher sales of our mid-volatile coal during the six months ended June 30, 2012 versus the comparable prior year period.

The combined impact of these factors resulted in coal production costs increasing from $128.41 per ton for the six months ended June 30, 2011 to $153.24 per ton for the six months ended June 30, 2012 and coal cash production costs increasing from $121.09 per ton in 2011 to $143.38 per ton in 2012.

Depreciation expense, which is not included in segment profitability, increased $2.5 million, from $5.9 million for the six months ended June 30, 2011 to $8.4 million for the six months ended June 30, 2012 due primarily to capital expenditures for mining equipment in the prior year.

Corporate and Other

Corporate expenses decreased $4.3 million to $12.4 million for the six months ended June 30, 2012 compared to $16.7 million in the same period of 2011. The decrease in corporate expenses was driven primarily by lower relocation costs of $5.3 million, lower charges from Sunoco of $3.0 million and higher allocations of corporate costs of $3.6 million. These decreases were partially offset by increased costs of $7.6 million primarily related to stock compensation expense and additional headcount and fees required to operate as a public company.

Depreciation expense, which is not included in segment profitability, increased $0.1 million, from $1.0 million for the six months ended June 30, 2011 to $1.1 million for the six months ended June 30, 2012. The increase in depreciation is primarily due to increased capital expenditures in the second quarter of 2012, partially offset by accelerated depreciation and asset write-offs resulting from our corporate headquarters relocation in the comparable period.

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

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan in a principal amount of $300 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of June 30, 2012, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of June 30, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

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

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months ended June 30
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$86.7	$16.4
Net cash used in investing activities	(20.7)	(165.5)
Net cash (used in) provided by financing activities	(3.5)	139.5

Net change in cash and cash equivalents	$62.5	$(9.6)

Cash Flows from Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $86.7 million compared to $16.4 million in the corresponding period of 2011. The increase was primarily attributable to the contribution to earnings of Middletown operations and decreases in working capital in 2012 largely due to timing of accounts receivable and accounts payable, including the purchase of third-party coke to meet projected production shortfalls in 2011.

Cash Flows from Investing Activities

Cash used in investing activities of $20.7 million decreased $144.8 million for the six months ended June 30, 2012 as compared to the corresponding period of 2011. The prior year period included capital expenditures of $103.9 million related to the construction of our Middletown facility and $37.5 million net cash used for the acquisition of the HKCC Companies.

For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, net cash used in financing activities was $3.5 million compared to net cash provided by financing activities of $139.5 million for the six months ended June 30, 2011. The 2011 period included borrowings from Sunoco, Inc. (R&M) to fund capital expenditures and acquisitions in the period. During the six months ended June 30, 2012, we repurchased 299,617 shares for $4.4 million and repaid debt of $1.7 million, which were partly offset by proceeds from stock option exercises of $2.6 million.

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

•

expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities, such as projects that increase coal production from existing mines or that increase coke production from existing facilities.

The following table summarizes ongoing and expansion capital expenditures:

	Six months ended June 30
	2012	2011
	(Dollars in millions)
Ongoing capital	$19.8	$17.8
Expansion capital(1)
Middletown	—	103.9
Coal Mining	0.9	6.3

	0.9	110.2

Total	$20.7	$128.0

(1)	Excludes the acquisition of the HKCC Companies during the six months ended June 30, 2011.

Our capital expenditures for 2012 are expected to be approximately $85 million, substantially all of which are ongoing, including approximately $20 million for Indiana Harbor refurbishments. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. Also included in the planned $85 million of capital expenditures in 2012 is approximately $5 million for expansion capital primarily related to the train coal loading project at our coal mining operations and approximately $10 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Environmental remediation capital expenditures for the six months ended June 30, 2012 and 2011 were immaterial. We continue to explore opportunities to grow our international footprint in key growth markets with an immediate focus on India and expect to make an investment in the first half of 2013.

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

Critical Accounting Policies

There have been no significant changes to our accounting policies during the six months ended June 30, 2012. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 29, 2012 for a summary of these policies.

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

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also reflects the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company’s net assets and is indicative of the Company’s ability to generate cash from operations.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$65.5	$37.7	$121.3	$64.3
Subtract: Depreciation, depletion and amortization	20.2	14.7	38.6	27.7
Subtract (Add): Financing expense (income), net	11.8	(4.5)	23.8	(9.0)
Subtract: Income tax expense	7.0	1.9	12.3	5.0
Subtract: Sales discount provided to customers due to sharing of nonconventional fuel tax credits	3.8	3.1	7.0	6.2
Subtract (Add) : Net loss (income) attributable to noncontrolling interest	(1.3)	(1.6)	(1.0)	4.6

Net income	$24.0	$24.1	$40.6	$29.8

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

The reconciliation to the most comparable GAAP measurement is calculated as follows:

	Six Months Ended June 30
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$86.7	$16.4
Net cash used in investing activities	(20.7)	(165.5)
Distributions to noncontrolling interests	—	(1.2)

Free Cash Flow	$66.0	$(150.3)

The GAAP measures of cash flows from financing activities for the period presented above are presented in our Combined and Consolidated Statements of Cash Flows and are as follows:

	Six Months Ended June 30
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by in financing activities	$(3.5)	$139.5

Below is a reconciliation of 2012 Estimated Free Cash Flow:

		2012
Net cash provided by operating activities	In excess of	$189
Net cash used in investing activities		(85)
Distribution to noncontrolling interest		(4)

Free Cash Flow	In excess of	$100

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

•

changes in the marketplace that may affect supply and demand for our metallurgical coal and/or coke products, including increased exports of coke from China related to reduced export duties and export quotas and increasing competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, and relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one of more of our major customers, or the occurrence of a customer default and other events affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of coke to domestic and/or foreign steel producers;

•	our ability to develop, design, permit, construct, start up or operate new cokemaking facilities in the U.S.;

•	our ability to successfully implement our international growth strategy;

•

our ability to consummate investments under favorable terms, including with respect to existing cokemaking facilities, which may utilize by-product technology, in the U.S. and Canada, and integrate them into our existing businesses and have them perform at anticipated levels;

•	the timing and structure of the planned MLP may change;

•	unanticipated developments may delay or negatively impact the planned MLP;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with the planned MLP;

•	the impact of the planned MLP on our relationships with our employees, customers and vendors and our credit rating and cost of funds;

•	changes in market conditions;

•	future opportunities that our Board of Directors may determine present greater potential value to stockholders than the planned MLP;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to the environment and global warming;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of our noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be a reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	incremental costs as a stand-alone public company;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	changes in product specifications for either the coal or coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 9 entitled “Commitments and Contingent Liabilities” to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Except for the risk factor below, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The failure to consummate or integrate business relationships or other transactions with respect to existing cokemaking facilities in the United States and Canada in a timely and cost-effective manner, and operational challenges associated with operating any such cokemaking facility, could have an adverse effect on our financial condition and results of operations.

We are exploring opportunities to enter into business relationships or other transactions with respect to existing cokemaking facilities in order to opportunistically capture market share in the United States and Canada. We believe that such opportunities may arise from time to time, and any such transaction could be significant. Any transaction could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Certain opportunities may not result in the consummation of a transaction. In addition, we may not be able to obtain acceptable terms for the required financing for any such transaction that arises. Our future business relationships or other transactions with respect to existing cokemaking facilities could present a number of risks, including the risk of incorrect assumptions regarding the future results of such operations or assets or expected cost reductions or other synergies expected to be realized as a result of entering into a transaction with respect to such operations or assets, the risk of failing to successfully and timely integrate the operations or management of any such operations or assets and the risk of diverting management’s attention from existing operations or other priorities. If we fail to consummate and integrate any transaction in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

In addition, existing cokemaking facilities in the United States and Canada typically utilize by-product cokemaking. By-product cokemaking seeks to recover the coal’s volatile components liberated during the cokemaking process and re-purpose these components into by-products for other uses. Our cokemaking ovens utilize heat recovery technology, which is fundamentally different from the by-product method. If we are not able to successfully operate any by-product cokemaking facility that we may enter into a business relationship or other transaction with, as a result of challenges associated with operating a facility utilizing a different technology or otherwise, our future revenues and profitability could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
	(In millions, except per share amounts)
February 1 – 29, 2012	—	$—	—	3.5
March 1 – 31, 2012	0.1	$13.99	0.1	3.4
April 1 – 30, 2012	—	$—	—	3.4
May 1 – 31, 2012	0.2	$14.73	0.2	3.2
June 1 – 30, 2012	—	$—	—	3.2

Total through June 30, 2012	0.3

(1)	On February 29, 2012, we reported that our Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock expiring on December 31, 2015 in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See the Exhibit Index on page 55.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: August 2, 2012	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

*31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosures

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.