Form 10-Q
period 2012-09-30
SunCoke Energy, Inc.
filed 2012-11-01
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, there were 69,965,953 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

SunCoke Energy, Inc.

Combined and Consolidated Statements of Income

(Unaudited)

Item 1. Combined and Consolidated Financial Statements

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$480.1	$403.1	$1,421.4	$1,113.7
Other income, net	0.4	0.4	1.3	1.1

Total revenues	480.5	403.5	1,422.7	1,114.8

Costs and operating expenses
Cost of products sold and operating expenses	388.9	332.8	1,174.6	933.3
Loss on firm purchase commitments	—	—	—	18.5
Selling, general and administrative expenses	20.0	26.0	61.2	64.8
Depreciation, depletion and amortization	18.9	14.7	57.5	42.4

Total costs and operating expenses	427.8	373.5	1,293.3	1,059.0

Operating income	52.7	30.0	129.4	55.8

Interest income—affiliate	—	1.1	—	12.5
Interest income	0.1	0.2	0.4	0.3
Interest cost—affiliate	—	(0.4)	—	(3.6)
Interest cost	(12.3)	(8.8)	(36.4)	(8.8)
Capitalized interest	—	4.6	—	5.3

Total financing (expense) income, net	(12.2)	(3.3)	(36.0)	5.7

Income before income tax expense	40.5	26.7	93.4	61.5
Income tax expense	7.6	5.1	19.9	10.1

Net income	32.9	21.6	73.5	51.4
Less: Net income (loss) attributable to noncontrolling interests	1.3	3.4	2.3	(1.2)

Net income attributable to SunCoke Energy, Inc. / net parent investment	$31.6	$18.2	$71.2	$52.6

Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.45	$0.26	$1.02	$0.75
Diluted	$0.45	$0.26	$1.01	$0.75
Weighted average common shares outstanding:
Basic	70.0	70.0	70.0	70.0
Diluted	70.3	70.0	70.3	70.0

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Net income	$32.9	$21.6	$73.5	$51.4
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 and $0.5, respectively for the three month periods and $0.9 and $1.1, respectively for the nine month periods)	(0.6)	(0.7)	(1.5)	(1.7)
Currency translation adjustment	—	(1.9)	(0.9)	(1.3)

Comprehensive income	32.3	19.0	71.1	48.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	3.4	2.3	(1.2)

Comprehensive income attributable to SunCoke Energy, Inc. / net parent investment	$31.0	$15.6	$68.8	$49.6

(See Accompanying Notes)

SunCoke Energy, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$157.8	$127.5
Accounts receivable	91.1	66.2
Inventories	189.2	219.7
Deferred income taxes	0.8	0.6

Total current assets	438.9	414.0

Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment, net	1,380.4	1,391.8
Lease and mineral rights, net	52.6	53.2
Goodwill	9.4	9.4
Deferred charges and other assets	38.1	32.4

Total assets	$1,960.4	$1,941.8

Liabilities and Equity
Accounts payable	$121.0	$181.9
Current portion of long-term debt	3.3	3.3
Accrued liabilities	87.7	80.4
Interest payable	8.1	15.9

Total current liabilities	220.1	281.5

Long-term debt	720.8	723.1
Accrual for black lung benefits	33.5	33.5
Retirement benefit liabilities	47.3	50.6
Deferred income taxes	359.2	261.1
Asset retirement obligations	14.2	12.5
Other deferred credits and liabilities	21.7	19.6
Commitments and contingent liabilities

Total liabilities	1,416.8	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,965,788 and 70,012,702 shares at September 30, 2012 and December 31, 2011, respectively	0.7	0.7
Treasury stock, 592,197 shares at September 30, 2012 and no shares at December 31, 2011	(9.1)	—
Additional paid-in capital	433.0	511.3
Accumulated other comprehensive loss	(8.9)	(6.5)
Retained earnings	91.2	20.0

Total SunCoke Energy, Inc. stockholders’ equity	506.9	525.5
Noncontrolling interests	36.7	34.4

Total equity	543.6	559.9

Total liabilities and equity	$1,960.4	$1,941.8

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$73.5	$51.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on firm purchase commitments	—	18.5
Depreciation, depletion and amortization	57.5	42.4
Deferred income tax expense	39.2	14.6
Payments (in excess of) less than expense for retirement plans	(6.2)	0.3
Share-based compensation expense	5.1	—
Changes in working capital pertaining to operating activities:
Accounts receivable	(24.9)	(4.2)
Inventories	27.0	(112.8)
Accounts payable and accrued liabilities	(50.7)	51.1
Interest payable	(7.8)	—
Income taxes payable	(23.6)	0.6
Other	(11.3)	(3.2)

Net cash provided by operating activities	77.8	58.7

Cash Flows from Investing Activities:
Capital expenditures	(40.6)	(184.2)
Acquisition of business, net of cash received	—	(37.6)

Net cash used in investing activities	(40.6)	(221.8)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	698.5
Debt issuance costs	—	(18.9)
Repayment of long-term debt	(2.5)	(0.7)
Proceeds from exercise of stock options	4.7	—
Repurchase of common stock	(9.1)	—
Purchase of noncontrolling interest in Indiana Harbor facility	—	(34.0)
Decrease in advances from affiliate	—	(412.8)
Repayments of notes payable assumed in acquisition	—	(2.3)
Increase in payable to affiliate	—	5.3
Cash distributions to noncontrolling interests in cokemaking operations	—	(1.2)

Net cash (used in) provided by financing activities	(6.9)	233.9

Net increase in cash and cash equivalents	30.3	70.8
Cash and cash equivalents at beginning of period	127.5	40.1

Cash and cash equivalents at end of period	$157.8	$110.9

(See Accompanying Notes)

SunCoke Energy, Inc.

Combined and Consolidated Statements of Equity

(Unaudited)

					Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Net Parent Investment	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2010	—	$—	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3

Net income (loss) from January 1, 2011 to July 18, 2011	—	—	—	—	—	—	—	40.6	40.6	(5.0)	35.6
Net income from July 19, 2011 to September 30, 2011	—	—	—	—	—	—	12.0	—	12.0	3.8	15.8
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.1)	—	—	—	—	—	(0.6)	—	(1.1)	(1.7)	—	(1.7)
Currency translation adjustment	—	—	—	—	—	(1.9)	—	0.6	(1.3)	—	(1.3)
Capital contribution from Sunoco, Inc. in connection with contribution of business	—	—	—	—	—	—	—	156.6	156.6	—	156.6
Issuance of common stock in exchange for cokemaking and coal mining operations of Sunoco, Inc.	70,000,000	0.7	—	—	562.6	2.9	—	(566.2)	—	—	—
Share-based compensation expense	5,781	—	—	—	0.9	—	—	—	0.9	—	0.9
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Purchase of noncontrolling interests (net of related tax benefit of $4.7)	—	—	—	—	(7.2)	—	—	—	(7.2)	(22.3)	(29.5)

At September 30, 2011	70,005,781	$0.7	—	$—	$556.3	$0.4	$12.0	$—	$569.4	$35.1	$604.5

At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$—	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	71.2	—	71.2	2.3	73.5
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.9)	—	—	—	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(88.2)	—	—	—	(88.2)	—	(88.2)
Share-based compensation expense	—	—	—	—	5.1	—	—	—	5.1	—	5.1
Stock options exercised and RSUs vested	535,143	—	—	—	4.7	—	—	—	4.7	—	4.7
Shares repurchased	(592,197)	—	592,197	(9.1)	—	—	—	—	(9.1)	—	(9.1)
Shares issued to directors	10,140	—	—	—	0.1	—	—	—	0.1	—	0.1

At September 30, 2012	69,965,788	$0.7	592,197	$(9.1)	$433.0	$(8.9)	$91.2	$—	$506.9	$36.7	$543.6

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

The historical Combined Financial Statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical Combined Financial Statements also include allocations of certain Sunoco corporate expenses. SunCoke Energy management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by SunCoke Energy if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. See Note 4 for further information regarding allocated expenses. The Consolidated Financial Statements for the period after the Separation Date pertains to the operations of SunCoke Energy.

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

In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. For a detailed discussion of the tax sharing agreement, see Note 5.

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

3. Purchase of Noncontrolling Interest

On September 30, 2011, the Company acquired the entire 19% ownership interest in the partnership that owns the Indiana Harbor cokemaking facility held by an affiliate of GE Capital for $34.0 million. As a result of this transaction, the Company holds an 85% interest in the partnership. The remaining 15% interest in the partnership is owned by an affiliate of DTE Energy Company.

The Company accounted for the increase in ownership as an equity transaction, which resulted in a $22.3 million decrease in noncontrolling interest and a $7.2 million decrease in additional paid-in capital, net of income taxes. Direct costs of $0.2 million related to the increase in ownership were also capitalized as part of the equity transaction.

4. Related Party Transactions

The related party transactions with Sunoco and its affiliates are described below.

Advances from/to Affiliate

Prior to the Separation Date, Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Interest on such advances was based on short-term money market rates. The weighted-average annual interest rate used to determine interest expense for these amounts due was 1.4 percent for the nine months ended September 30, 2011. On July 26, 2011, proceeds from SunCoke Energy’s debt issuance in the third quarter of 2011 were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.

Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income—affiliate in the Combined and Consolidated Statements of Income and totaled zero and $0.5 million for the three and nine months ended September 30, 2011, respectively. Interest paid to affiliates under the above borrowing arrangements is classified as interest cost—affiliate in the Combined and Consolidated Statements of Income and totaled $0.4 million and $3.6 million for the three and nine months ended September 30, 2011, respectively.

Receivables/Payable from/to Affiliate

During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $0.7 million and $8.0 million for the three and nine months ended September 30, 2011, respectively.

During 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income—affiliate in the Combined and Consolidated Statements of Income and amounted to $0.4 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.

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

Sales to Affiliate

The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing complex formerly owned and operated by Sunoco’s chemicals business. In the fourth quarter of 2011, Sunoco sold this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia has assumed Sunoco’s obligations under the agreement. Steam sales to Sunoco’s chemicals business totaled $2.2 million and $7.0 million for the three and nine months ended September 30, 2011, respectively.

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

Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provided certain services and other assistance on a transitional basis to SunCoke Energy for fees which approximated Sunoco’s cost of providing these services, see Note 2.

The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the Combined and Consolidated Statements of Income and totaled zero and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

In connection with the Separation, Sunoco made a capital contribution to SunCoke Energy under the terms of the Separation and Distribution Agreement which eliminated certain assets and obligations of SunCoke Energy previously reflected in its combined balance sheet. The following summarizes the impact on SunCoke Energy’s combined balance sheet at December 31, 2011:

Increase (decrease) in capital contribution (dollars in millions):

Interest receivable from affiliate	$4.7
Notes receivable from affiliate	289.0
Advances from affiliate	(487.3)
Payable to affiliate	(61.1)
Deferred income taxes	98.1

Net capital contribution from Sunoco	$156.6

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

5. Income Taxes

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

Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and tax credit carryforwards, which had been reflected in SunCoke Energy’s Consolidated Balance Sheets prior to the Separation Date on a theoretical separate-return basis, are no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $231.6 million were eliminated from the Combined and Consolidated Balance Sheets with a corresponding reduction to SunCoke Energy’s equity accounts, $23.1 million and $88.2 million of which were eliminated in the three and nine months ended September 30, 2012, respectively. In addition, the Company recorded $5.0 million in unrecognized tax benefits during the third quarter of 2012, all of which, if recognized, would impact the Company’s effective tax rate. The following table sets forth the income tax benefits which were eliminated from SunCoke Energy’s income tax balances:

Nine Months Ended September 30,
2012
(Dollars in millions)
Nonconventional fuel tax credit carryforward	$39.9
Federal, state and foreign net operating losses and tax credit carryforwards	48.3

$88.2

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as a dividend to or capital contribution from Sunoco when such amounts have been effectively settled under the terms of the tax sharing agreement. As of September 30, 2012, SunCoke Energy estimates that all tax benefits have been settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments when necessary.

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Income tax expense at 35 percent U.S. statutory rate	$14.2	$9.4	$32.7	$21.5
Increase (reduction) in income taxes resulting from:
Loss (income) attributable to noncontrolling interests(1)	(0.5)	(1.2)	(0.8)	0.4
Nonconventional fuel credit	(4.9)	(7.2)	(10.7)	(13.7)
State and other income taxes, net of federal income tax effects	0.5	3.9	1.7	1.8
Percentage depletion allowance	(0.9)	(1.1)	(1.9)	(1.7)
Return-to-provision adjustments	(0.6)	—	(0.6)	—
Domestic production activity deduction	0.1	1.4	(0.2)	2.7
Other	(0.3)	(0.1)	(0.3)	(0.9)

	$7.6	$5.1	$19.9	$10.1

(1)	No income tax expense is reflected in the Combined and Consolidated Statements of Income for partnership income attributable to noncontrolling interests.

6. Inventories

The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.

These components of inventories were as follows:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Coal	$125.0	$138.8
Coke	11.1	15.1
Materials, supplies and other	32.6	29.4
Consigned coke inventory	20.5	36.4

	$189.2	$219.7

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

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire, as amended, on the earlier of December 31, 2012 or full consumption of, and payment for, the coke. If, after December 31, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the three and nine months ended September 30, 2012, the customer consumed approximately 15 thousand tons and 42 thousand tons of consigned coke, respectively.

7. Retirement Benefits Plans

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

During the second quarter of 2012, the pension plan’s investment strategy and target asset allocation for non-cash investments were modified to implement an allocation of 66 percent to equity securities and 34 percent to investment grade fixed income securities. The objective of this strategy is to maximize the long-term return on plan assets at a prudent level of risk in order to ensure adequate funding for the Company’s pension benefit obligations. Prior to this change, the plan’s investment strategy for 2012 reflected a 100 percent allocation to investment grade fixed income securities with a weighted average duration approximately equal to the plan’s benefit obligation. Following this change in asset allocation, the plan’s expected return on assets increased from 4.25 percent to 6.25 percent. This change results in a reduction of defined benefit plan expense of $0.6 million for fiscal 2012, $0.1 million of which was recognized in the three months ended September 30, 2012.

The Company contributed $4.6 million to the pension plan during the third quarter of 2012.

Defined benefit plan (benefit) expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Interest cost on benefit obligations	0.4	0.4	1.1	1.1
Expected return on plan assets	(0.5)	(0.6)	(1.4)	(1.8)
Amortization of actuarial losses	0.2	0.1	0.7	0.4

	$0.1	$(0.1)	$0.4	$(0.3)

Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost on benefit obligations	0.4	0.5	1.4	1.6
Amortization of:
Actuarial losses	0.4	0.3	1.1	1.0
Prior service benefit	(1.4)	(1.4)	(4.2)	(4.2)

	$(0.5)	$(0.5)	$(1.5)	$(1.3)

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Accrued sales discounts	$34.1	$24.9
Accrued benefits	15.3	18.1
Other taxes payable	12.4	10.5
Other	25.9	26.9

Total	$87.7	$80.4

9. Debt

Total debt, including the current portion of long-term debt, consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.8 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively(1)	$324.1	$326.4
7.625% senior notes, due 2019 (“Notes”)	400.0	400.0

Total debt	$724.1	$726.4
Less: current portion of long-term debt	3.3	3.3

Total long-term debt	$720.8	$723.1

(1)	Borrowed under the Company’s Credit Agreement dated as of July 26, 2011 (“Credit Agreement”).

The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of September 30, 2012, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of September 30, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

10. Commitments and Contingent Liabilities

The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may be still open for the limited partners and subject to examination. As of September 30, 2012, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco guaranteed SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.

The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the EPA and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, the Company expects these projects to cost approximately $100 million and to be carried out over the 2012 through 2016 time period. The majority of the spending is expected to take place from 2013 to 2016, although some spending may occur in 2012 depending on the timing of the settlement. The final cost of the projects will be dependent upon the ultimate outcome of discussions with regulators. We are currently engaged in penalty negotiations with regulators and estimate our reasonably possible loss to be approximately $2.2 million.

In addition, the Company has received two NOVs from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. We conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to improve the reliability of the facility, of which approximately $10 million we expect will be spent in 2012. This estimate includes anticipated spending that may be required in connection with the settlement of this NOV. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached. The actual level of capital expenditures may depend upon the terms of an eventual agreement with our customer. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.

On February 9, 2010, the Ohio Department of Environmental Protection (“OEPA”) issued a New Source Review permit-to-install (“NSR PTI”) for the Middletown cokemaking facility. During the 30-day statutory appeal period ending March 11, 2010, four parties, including the City of Monroe, Ohio, Robert D. Snook, a pro se litigant, the National Resources Defense Council, and individuals affiliated with the SunCoke Watch opposition group, filed appeals at the Ohio Environmental Review Appeals Commission (“ERAC”), challenging OEPA’s issuance of the NSR PTI. In May 2012, we entered into a settlement agreement with the parties. The settlement agreement was approved by the ERAC in July 2012. The terms of the settlement were not material to the financial position, results of operations or cash flows of the Company at September 30, 2012.

Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at September 30, 2012.

11. Restructuring

In 2010, in connection with the Separation, the Company announced the relocation of its corporate headquarters from Knoxville, Tennessee to Lisle, Illinois. The relocation was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company recorded restructuring charges of $0.1 and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $7.3 million for the nine months ended September 30, 2012 and 2011, respectively. These charges consist of employee-related costs, primarily related to relocation, lease terminations and asset write-offs.

The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in millions)
Charges recorded through December 31, 2011	$5.5	$0.9	$2.0	$8.4
Three months ended March 31, 2012	0.3	—	—	0.3
Three months ended June 30, 2012	0.1	—	—	0.1
Three months ended September 30, 2012	—	—	0.1	0.1

Charges recorded through September 30, 2012	$5.9	$0.9	$2.1	$8.9

In addition to the amounts set forth in the table above, we expect to incur an additional $0.5 million in employee-related costs mostly in 2012, primarily due to relocation. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity as of and for the nine months ended September 30, 2012 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in millions)
Balance at December 31, 2011	$0.8	$1.7	$2.5
Charges	0.4	0.1	0.5
Cash payments	(0.6)	(0.3)	(0.9)

Balance at September 30, 2012	$0.6	$1.5	$2.1

12. Share-Based Compensation

During the nine months ended September 30, 2012 and 2011, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).

Stock Options

We granted stock options to purchase 486,182 shares of common stock during the nine months ended September 30, 2012 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2012 was $5.70 using the following weighted-average assumptions:

Nine Months Ended September 30
2012
Risk Free Interest Rate	0.82%
Expected Term	5 years
Volatility	45%
Dividend Yield	—%
Weighted-Average Exercise Price	$14.29

The Company uses the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a direct peer group and only has a limited trading history it believes this approach provides a reasonable implied volatility.

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

As of September 30, 2012, the Company had 1,886,062 stock options outstanding exclusive of stock options issued in conjunction with the award modifications discussed below. The Company recognized $1.0 million and $0.6 million in compensation expense during the three months ended September 30, 2012 and 2011, respectively and $2.9 million and $0.6 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $8.2 million of total unrecognized compensation cost related to these nonvested stock options. This compensation cost is expected to be recognized over the next 2.1 years.

Restricted Stock Units

The Company issued 83,082 restricted stock units (“RSU”) for shares of the Company’s common stock during the nine months ended September 30, 2012 that vest in four annual installments beginning one year from the grant date. The weighted average fair value of the RSUs granted during the nine months ended September 30, 2012 is $14.29 and is calculated based on the closing price of our common stock on the date of each grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

As of September 30, 2012, the Company had 298,700 RSUs outstanding exclusive of RSUs issued in conjunction with the award modifications discussed below. The Company recognized $0.3 million in compensation expense during both the three months ended September 30, 2012 and 2011, and $1.2 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $3.9 million of total unrecognized compensation cost related to these nonvested RSUs. This compensation cost is expected to be recognized over the next 3.0 years.

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

At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining life of 4.6 years. During the nine months ended September 30, 2012, 463,699 options were exercised.

At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, of which 257,332 are fully vested and exercisable. The exercise prices for these stock options range from $8.93 to $22.31 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining contractual term of 6.0 years. During the nine months ended September 30, 2012, 13,577 options were exercised. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. The remaining 24,945 options continue to vest over a weighted average period of less than one year. SunCoke Energy recorded $0.1 million in compensation expense related to these awards during the three and nine months ended September 30, 2012. As of September 30, 2012, there was $0.1 million of total unrecognized compensation cost related to these nonvested stock options.

Outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units at the Distribution Date, which vest over a weighted average period of less than one year. Compensation expense, which is calculated based on the grant-date fair value of the original award and the addition of an anti-dilutive provision, approximates $0.6 million and will be recognized over the remaining service period. SunCoke Energy recorded $0.1 million and $0.4 million in compensation expense related to these awards during the three and nine months ended September 30, 2012, respectively. Outstanding Sunoco common stock units held by Sunoco employees were not converted into SunCoke Energy awards. As of September 30, 2012, there was $0.2 million of total unrecognized compensation cost related to these nonvested RSUs.

13. Share Repurchase Program

In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the nine months ended September 30, 2012, the Company repurchased 592,197 shares at a cost of approximately $9.1 million. As of September 30, 2012, the Company had approximately 2.9 million shares remaining available for repurchase under the Repurchase Program.

14. Earnings per Share

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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic Earnings per Share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.0	70.0	70.0	70.0
Add: effect of dilutive share-based compensation awards	0.3	—	0.3	—

Weighted-average number of shares-diluted	70.3	70.0	70.3	70.0

The potential dilutive effect of 2.6 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three months ended September 30, 2012, as the shares would have been anti-dilutive. The potential dilutive effect of 2.5 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding for the nine months ended September 30, 2012, as the shares would have been anti-dilutive.

The weighted average number of common shares outstanding for the three and nine months ended September 30, 2011 includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to SunCoke Energy and related capitalization. There is no difference between basic and diluted earnings per share for the 2011 periods presented, since there were no dilutive securities outstanding during these periods.

15. Supplemental Cash Flow Information

Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Interest paid	$40.7	$1.6
Income taxes paid	$3.9	$4.5

16. Fair Value Measurements

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

The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. These agreements expire three years from the forward effective date of October 11, 2011. Under the interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.322 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest cost. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.

The fair value of the swap agreements at September 30, 2012 was a liability of approximately $0.8 million. The mark to market impact of the swap arrangements on interest cost was zero and an increase of $0.3 million for the three and nine months ended September 30, 2012, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent consideration related to acquisition of the Harold Keene Coal Co., Inc. and affiliated companies (“HKCC”) is measured at fair value and amounted to $5.1 million at September 30, 2012. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at September 30, 2012 include (a) a risk-adjusted discount rate range of 2.015 percent to 8.694 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 140 thousand and 318 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $3.2 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $3.9 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2012, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Certain Financial Assets and Liabilities not Measured at Fair Value

At September 30, 2012, the estimated fair value of the Company’s long-term debt was estimated to be $733.7 million, compared to a carrying amount of $724.1 million, which is net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.

17. Business Segment Information

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

	Three Months Ended September 30, 2012
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$74.2	$388.7	$8.3	$8.9	$—	$480.1
Intersegment sales	$—	$—	$—	$56.2	$—	$—
Adjusted EBITDA	$13.6	$54.9	$0.9	$10.7	$(7.7)	$72.4
Depreciation, depletion and amortization	$1.4	$12.7	$—	$4.2	$0.6	$18.9
Capital expenditures	$1.6	$9.3	$0.3	$7.7	$1.0	$19.9
Identifiable assets	$86.0	$1,447.7	$52.8	$190.1	$183.8	$1,960.4

	Three Months Ended September 30, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$71.0	$310.0	$9.4	$12.7	$—		$403.1
Intersegment sales	$—	$—	$—	$44.5	$—		$—
Adjusted EBITDA	$13.9	$34.3	$1.7	$9.2	$(14.3)		$44.8
Depreciation, depletion and amortization	$1.2	$9.9	$—	$3.3	$0.3		$14.7
Capital expenditures	$0.1	$4.5	$—	$8.1	$43.5	(1)	$56.2
Identifiable assets	$77.7	$990.6	$52.7	$178.3	$579.9	(2)	$1,879.2

(1)	Includes $41.5 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $222.4 million and Middletown facility construction-in-progress totaling $387.6 million.

	Nine Months Ended September 30, 2012
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Consolidated
Sales and other operating revenue	$216.8	$1,139.8	$27.3	$37.5	$—		$1,421.4
Intersegment sales	$—	$—	$—	$152.5	$—		$—
Adjusted EBITDA	$41.1	$143.6	$1.7	$27.4	$(20.1)		$193.7
Depreciation, depletion and amortization	$4.0	$39.0	$0.2	$12.6	$1.7		$57.5
Capital expenditures	$2.5	$18.1	$1.2	$16.7	$2.1		$40.6
Identifiable assets	$86.0	$1,447.7	$52.8	$190.1	$183.8		$1,960.4

	Nine Months Ended September 30, 2011
	(Dollars in millions)
	Jewell Coke	Other Domestic Coke	International Coke	Coal Mining	Corporate and Other		Combined
Sales and other operating revenue	$197.1	$857.3	$29.1	$30.2	$—		$1,113.7
Intersegment sales	$—	$—	$—	$129.5	$—		$—
Adjusted EBITDA	$35.5	$68.1	$3.5	$33.0	$(31.0)		$109.1
Depreciation, depletion and amortization	$3.7	$28.1	$0.1	$9.2	$1.3		$42.4
Capital expenditures	$0.3	$8.5	$0.2	$22.0	$153.2	(1)	$184.2
Identifiable assets	$77.7	$990.6	$52.7	$178.3	$579.9	(2)	$1,879.2

(1)	Includes $145.4 million attributable to the Middletown facility.
(2)	Includes receivables from affiliate totaling $222.4 million and Middletown facility construction-in-progress totaling $387.6 million.

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations.

Adjusted EBITDA does not represent and should not be considered as an alternative to net income as determined by GAAP, and calculations thereof may not be comparable to those reported by other companies. The Company believes Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on the Company’s operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP and should not be considered a substitute for net (loss) income as determined in accordance with GAAP.

Set forth below is additional detail as to how the Company uses Adjusted EBITDA as a measure of operating performance, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool.

Operating Performance. The Company uses Adjusted EBITDA in a number of ways to assess combined financial and operating performance, and believes this measure is helpful to management and investors in identifying trends in the Company’s performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet the Company’s current financial goals and optimize the Company’s financial performance while neutralizing the impact of capital structure on financial results. Accordingly, the Company believes this metric measures financial performance based on operational factors that management can impact in the short-term, namely the Company’s production, yield, cost structure and expenses.

Limitations. Other companies may calculate Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect interest expense, or the cash requirements necessary to service interest on or principal payments of debt;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$72.4	$44.8	$193.7	$109.1
Subtract: Depreciation, depletion and amortization	18.9	14.7	57.5	42.4
Subtract (Add): Financing expense (income), net	12.2	3.3	36.0	(5.7)
Subtract: Income tax expense	7.6	5.1	19.9	10.1
Subtract: Sales discount provided to customers due to sharing of nonconventional fuel tax credits	2.1	3.5	9.1	9.7
Subtract (Add) : Net loss (income) attributable to noncontrolling interest	(1.3)	(3.4)	(2.3)	1.2

Net income	$32.9	$21.6	$73.5	$51.4

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Dollars in millions)
Coke sales	$447.0	$369.0	$1,309.3	$1,018.5
Steam and electricity sales	16.0	12.1	47.5	36.1
Operating and licensing fees	8.4	9.4	27.4	29.1
Metallurgical coal sales	8.7	12.6	37.2	30.0

Sales and other operating revenue	$480.1	$403.1	$1,421.4	$1,113.7

18. Supplemental Condensed Consolidating Financial Information

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

SunCoke Energy, Inc.

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$348.9	$131.2	$—	$480.1
Equity in earnings of subsidiaries	41.6	8.8	—	(50.4)	—
Other income, net	—	0.4	—	—	0.4

Total revenues	41.6	358.1	131.2	(50.4)	480.5

Costs and operating expenses
Cost of products sold and operating expenses	—	267.8	121.1	—	388.9
Selling, general and administrative expenses	2.5	15.4	2.1	—	20.0
Depreciation, depletion, and amortization	—	16.9	2.0	—	18.9

Total costs and operating expenses	2.5	300.1	125.2	—	427.8

Operating income	39.1	58.0	6.0	(50.4)	52.7

Interest income—affiliate	—	1.9	—	(1.9)	—
Interest income	—	—	0.1	—	0.1
Interest cost—affiliate	—	—	(1.9)	1.9	—
Interest cost	(12.1)	(0.2)	—	—	(12.3)

Total financing (expense) income, net	(12.1)	1.7	(1.8)	—	(12.2)

Income before income tax expense	27.0	59.7	4.2	(50.4)	40.5
Income tax (benefit) expense	(4.6)	14.3	(2.1)	—	7.6

Net income	31.6	45.4	6.3	(50.4)	32.9
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3

Net income attributable to SunCoke Energy, Inc.	$31.6	$45.4	$5.0	(50.4)	$31.6

Comprehensive income	$31.0	$44.8	$6.3	$(49.8)	$32.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.3	—	1.3

Comprehensive income attributable to SunCoke Energy, Inc.	$31.0	$44.8	5.0	$(49.8)	$31.0

SunCoke Energy, Inc.

Condensed Combining Statement of Income

Three Months Ended September 30, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$262.9	$140.2	$—	$403.1
Equity in earnings of subsidiaries	18.5	9.4	—	(27.9)	—
Other income, net	—	0.4	—	—	0.4

Total revenues	18.5	272.7	140.2	(27.9)	403.5

Costs and operating expenses
Cost of products sold and operating expenses	—	207.5	125.3	—	332.8
Selling, general and administrative expenses	1.1	23.0	1.9	—	26.0
Depreciation, depletion, and amortization	—	12.8	1.9	—	14.7

Total costs and operating expenses	1.1	243.3	129.1	—	373.5

Operating income	17.4	29.4	11.1	(27.9)	30.0

Interest income—affiliate	—	1.9	0.7	(1.5)	1.1
Interest income	—	1.5	(1.3)	—	0.2
Interest cost—affiliate	—	(0.4)	(1.5)	1.5	(0.4)
Interest cost	(8.8)	—	—	—	(8.8)
Capitalized interest	—	4.6	—	—	4.6

Total financing (expense) income, net	(8.8)	7.6	(2.1)	—	(3.3)

Income before income tax expense	8.6	37.0	9.0	(27.9)	26.7
Income tax (benefit) expense	(3.5)	7.7	0.9	—	5.1

Net income	12.1	29.3	8.1	(27.9)	21.6
Less: Net income attributable to noncontrolling interests	—	—	3.4	—	3.4

Net income attributable to SunCoke Energy, Inc.	$12.1	$29.3	$4.7	(27.9)	$18.2

Comprehensive income	$12.1	$28.6	$6.2	$(27.9)	$19.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.4	—	3.4

Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$12.1	$28.6	2.8	$(27.9)	$15.6

SunCoke Energy, Inc.

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$1,017.2	$404.2	$—	$1,421.4
Equity in earnings of subsidiaries	104.2	16.4	—	(120.6)	—
Other income, net	—	1.3	—	—	1.3

Total revenues	104.2	1,034.9	404.2	(120.6)	1,422.7

Costs and operating expenses
Cost of products sold and operating expenses	—	789.3	385.3	—	1,174.6
Selling, general and administrative expenses	8.0	45.7	7.5	—	61.2
Depreciation, depletion, and amortization	—	51.8	5.7	—	57.5

Total costs and operating expenses	8.0	886.8	398.5	—	1,293.3

Operating income	96.2	148.1	5.7	(120.6)	129.4

Interest income—affiliate	—	5.5	—	(5.5)	—
Interest income	—	—	0.4	—	0.4
Interest cost—affiliate	—	—	(5.5)	5.5	—
Interest cost	(36.2)	(0.2)	—	—	(36.4)

Total financing (expense) income, net	(36.2)	5.3	(5.1)	—	(36.0)

Income before income tax expense	60.0	153.4	0.6	(120.6)	93.4
Income tax (benefit) expense	(11.2)	33.6	(2.5)	—	19.9

Net income	71.2	119.8	3.1	(120.6)	73.5
Less: Net income attributable to noncontrolling interests	—	—	2.3	—	2.3

Net income attributable to SunCoke Energy, Inc.	$71.2	$119.8	$0.8	(120.6)	$71.2

Comprehensive income	$68.8	$118.3	$2.2	$(118.2)	$71.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.3	—	2.3

Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$68.8	$118.3	(0.1)	$(118.2)	$68.8

SunCoke Energy, Inc.

Condensed Combining Statement of Income

Nine Months Ended September 30, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$741.8	$371.9	$—	$1,113.7
Equity in earnings (loss) of subsidiaries	18.5	(2.2)	—	16.3	—
Other income (loss), net	—	1.3	(0.2)	—	1.1

Total revenues	18.5	740.9	371.7	(16.3)	1,114.8

Costs and operating expenses
Cost of products sold and operating expenses	—	578.0	355.3	—	933.3
Loss on firm purchase commitments	—	—	18.5	—	18.5
Selling, general and administrative expenses	1.1	57.9	5.8	—	64.8
Depreciation, depletion, and amortization	—	36.9	5.5	—	42.4

Total costs and operating expenses	1.1	672.8	385.1	—	1,059.0

Operating income (loss)	17.4	68.1	(13.4)	(16.3)	55.8

Interest income—affiliate	—	5.8	8.2	(1.5)	12.5
Interest income	—	1.5	(1.2)	—	0.3
Interest cost—affiliate	—	(3.6)	(1.5)	1.5	(3.6)
Interest cost	(8.8)	—	—	—	(8.8)
Capitalized interest	—	5.3	—	—	5.3

Total financing (expense) income, net	(8.8)	9.0	5.5	—	5.7

Income (loss) before income tax expense	8.6	77.1	(7.9)	(16.3)	61.5
Income tax (benefit) expense	(3.4)	13.2	0.3	—	10.1

Net income (loss)	12.0	63.9	(8.2)	(16.3)	51.4
Less: Net loss attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)

Net income (loss) attributable to SunCoke Energy, Inc./net parent investment	$12.0	$63.9	$(7.0)	(16.3)	$52.6

Comprehensive income (loss)	$12.0	$62.2	$(9.5)	$(16.3)	$48.4
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)

Comprehensive income (loss) attributable to SunCoke Energy, Inc./net parent investment	$12.0	$62.2	(8.3)	$(16.3)	$49.6

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

September 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$125.2	$32.6	$—	$157.8
Accounts receivable	—	86.5	4.6	—	91.1
Inventories	—	142.8	46.4	—	189.2
Deferred income taxes	—	0.8	—	—	0.8
Advances from affiliate	72.2	7.5	—	(79.7)	—
Interest receivable from affiliate	—	5.5	—	(5.5)	—

Total current assets	72.2	368.3	83.6	(85.2)	438.9

Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	1,264.9	115.5	—	1,380.4
Lease and mineral rights, net	—	52.6	—	—	52.6
Goodwill	—	9.4	—	—	9.4
Deferred charges and other assets	21.2	13.6	3.3	—	38.1
Investment in subsidiaries	1,136.8	68.9	—	(1,205.7)	—

Total assets	$1,230.2	$1,866.7	$543.4	$(1,679.9)	$1,960.4

Liabilities and Equity
Advances from affiliate	$—	$72.2	$7.5	$(79.7)	$—
Accounts payable	1.0	87.7	32.3	—	121.0
Current portion of long term debt	3.3	—	—	—	3.3
Accrued liabilities	(9.8)	84.4	13.1	—	87.7
Interest payable	8.1	—	—	—	8.1
Interest payable to affiliate	—	—	5.5	(5.5)	—

Total current liabilities	2.6	244.3	58.4	(85.2)	220.1

Long term debt	720.8	—	—		720.8
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	33.5	—	—	33.5
Retirement benefit liabilities	—	47.3	—	—	47.3
Deferred income taxes	(2.2)	361.3	0.1	—	359.2
Asset retirement obligations	—	12.0	2.2	—	14.2
Other deferred credits and liabilities	2.1	13.6	6.0	—	21.7
Commitments and contingent liabilities	—	—	—	—	—

Total liabilities	723.3	1,012.0	155.7	(474.2)	1,416.8

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,965,788 shares at September 30, 2012	0.7	—	—	—	0.7
Treasury Stock, 592,197 shares at September 30, 2012	(9.1)	—	—	—	(9.1)
Additional paid-in capital	424.1	722.5	353.8	(1,067.4)	433.0
Accumulated other comprehensive income	—	(7.7)	(1.2)	—	(8.9)
Retained earnings	91.2	139.9	(1.6)	(138.3)	91.2

Total SunCoke Energy, Inc. stockholders’ equity	506.9	854.7	351.0	(1,205.7)	506.9
Noncontrolling interests	—	—	36.7	—	36.7

Total equity	506.9	854.7	387.7	(1,205.7)	543.6

Total liabilities and equity	$1,230.2	$1,866.7	$543.4	$(1,679.9)	$1,960.4

SunCoke Energy, Inc.

Condensed Consolidating Balance Sheet

December 31, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$109.4	$18.1	$—	$127.5
Accounts receivable	—	49.1	17.1	—	66.2
Inventories	—	155.7	64.0	—	219.7
Deferred income taxes	—	0.6	—	—	0.6
Advances from affiliate	128.5	30.3	—	(158.8)	—
Interest receivable from affiliate	—	7.3	—	(7.3)	—

Total current assets	128.5	352.4	99.2	(166.1)	414.0

Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	1,281.6	110.2	—	1,391.8
Lease and mineral rights, net	—	53.2	—	—	53.2
Goodwill	—	9.4	—	—	9.4
Deferred charges and other assets	18.5	10.7	3.2	—	32.4
Investment in subsidiaries	1,120.5	41.9	—	(1,162.4)	—

Total assets	$1,267.5	$1,838.2	$553.6	$(1,717.5)	$1,941.8

Liabilities and Equity
Advances from affiliate	$—	$128.5	$30.3	$(158.8)	$—
Accounts payable	—	147.9	34.0	—	181.9
Current portion of long term debt	3.3	—	—	—	3.3
Accrued liabilities	0.6	64.9	14.9	—	80.4
Interest payable	15.9	—	—	—	15.9
Interest payable to affiliate	—	—	7.3	(7.3)	—

Total current liabilities	19.8	341.3	86.5	(166.1)	281.5

Long term debt	723.1	—	—	—	723.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	33.5	—	—	33.5
Retirement benefit liabilities	—	50.6	—	—	50.6
Deferred income taxes	(1.0)	265.3	(3.2)	—	261.1
Asset retirement obligations	—	10.4	2.1	—	12.5
Other deferred credits and liabilities	0.1	16.2	3.3	—	19.6
Commitments and contingent liabilities	—	—	—	—	—

Total liabilities	742.0	1,017.3	177.7	(555.1)	1,381.9

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2011	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 70,012,702 shares at December 31, 2011	0.7	—	—	—	0.7
Additional paid-in capital	504.8	807.0	344.2	(1,144.7)	511.3
Accumulated other comprehensive income	—	(6.2)	(0.3)	—	(6.5)
Retained earnings	20.0	20.1	(2.4)	(17.7)	20.0

Total SunCoke Energy, Inc. stockholders’ equity	525.5	820.9	341.5	(1,162.4)	525.5
Noncontrolling interests	—	—	34.4	—	34.4

Total equity	525.5	820.9	375.9	(1,162.4)	559.9

Total liabilities and equity	$1,267.5	$1,838.2	$553.6	$(1,717.5)	$1,941.8

SunCoke Energy, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$71.2	$119.8	$3.1	$(120.6)	$73.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	51.8	5.7	—	57.5
Deferred income tax expense	—	39.2	—	—	39.2
Payments in excess of expense for retirement plans	—	(6.2)	—	—	(6.2)
Share-based compensation expense	5.1	—	—	—	5.1
Equity in earnings of subsidiaries	(104.2)	(16.4)	—	120.6	—
Changes in working capital pertaining to operating activities:
Accounts receivable	—	(37.4)	12.5	—	(24.9)
Inventories	—	12.9	14.1	—	27.0
Accounts payable and accrued liabilities	(9.4)	(37.8)	(3.5)	—	(50.7)
Interest payable	(7.8)	1.8	(1.8)	—	(7.8)
Income taxes payable	—	(23.6)	—	—	(23.6)
Other	(2.5)	(13.5)	4.7	—	(11.3)

Net cash (used in) provided by operating activities	(47.6)	90.6	34.8	—	77.8

Cash Flows from Investing Activities:
Capital expenditures	—	(33.5)	(7.1)		(40.6)

Net cash used in investing activities	—	(33.5)	(7.1)	—	(40.6)

Cash Flows from Financing Activities:
Repayment of long-term debt	(2.5)	—	—	—	(2.5)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(9.1)	—	—	—	(9.1)
Net increase (decrease) in advances from affiliate	54.5	(41.3)	(13.2)	—	—

Net cash provided by (used in) financing activities	47.6	(41.3)	(13.2)	—	(6.9)

Net increase in cash and cash equivalents	—	15.8	14.5	—	30.3
Cash and cash equivalents at beginning of period	—	109.4	18.1	—	127.5

Cash and cash equivalents at end of period	$—	$125.2	$32.6	$—	$157.8

SunCoke Energy, Inc.

Condensed Combining Statement of Cash Flows

Nine Months Ended September 30, 2011

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$12.0	$63.9	$(8.2)	$(16.3)	$51.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on firm purchase commitments	—	—	18.5	—	18.5
Depreciation, depletion and amortization	—	36.9	5.5	—	42.4
Deferred income tax (benefit) expense	(3.4)	18.0	—	—	14.6
Payments less than expense for retirement plans	—	0.3	—	—	0.3
Equity in (earnings) loss of subsidiaries	(18.5)	2.2	—	16.3	—
Changes in working capital pertaining to operating activities:
Accounts receivable	—	(11.4)	7.2	—	(4.2)
Inventories	—	(68.2)	(44.6)	—	(112.8)
Accounts payable and accrued liabilities	6.8	43.2	1.1	—	51.1
Income taxes payable	—	0.4	0.2	—	0.6
Other	7.2	(9.2)	(1.2)	—	(3.2)

Net cash provided by (used in) operating activities	4.1	76.1	(21.5)	—	58.7

Cash Flows from Investing Activities:
Capital expenditures	—	(183.9)	(0.3)		(184.2)
Acquisition of business (net of cash received)	—	(37.6)	—		(37.6)

Net cash used in investing activities	—	(221.5)	(0.3)	—	(221.8)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	698.5	—	—	—	698.5
Debt issuance costs	(18.9)	—	—	—	(18.9)
Repayment of long-term debt	(0.7)	—	—	—	(0.7)
Purchase of noncontrolling interest in Indiana Harbor facility	—	(34.0)	—	—	(34.0)
Net (decrease) increase in advances from affiliate	(683.0)	273.3	(3.1)	—	(412.8)
Repayments of notes payable assumed in acquisition	—	(2.3)	—	—	(2.3)
Net increase (decrease) in payable to affiliate	—	7.2	(1.9)	—	5.3
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(1.2)	—	(1.2)

Net cash (used in) provided by financing activities	(4.1)	244.2	(6.2)	—	233.9

Net increase (decrease) in cash and cash equivalents	—	98.8	(28.0)	—	70.8
Cash and cash equivalents at beginning of period	—	—	40.1	—	40.1

Cash and cash equivalents at end of period	$—	$98.8	$12.1	$—	$110.9

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

All of our U.S. coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 10 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause.

The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2013	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Phase II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation

Total					830	4,240

Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation

Total					1,150	5,940

(1)	Cokemaking capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which include both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

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

Third Quarter Key Financial Results

•

Revenues increased 19.1 percent in the three months ended September 30, 2012 to $480.5 million primarily due to higher sales in our Other Domestic Coke segment driven by contributions from our Middletown facility.

•

Net income attributable to stockholders increased $13.4 million for the three months ended September 30, 2012, to $31.6 million, or $0.45 per share, compared with the three months ended September 30, 2011. This increase is due to the contribution of our Middletown facility and the strong performance of our cokemaking operations, offset by an increase in our interest cost as a stand-alone company.

•

Adjusted EBITDA was $72.4 million in the three months ended September 30, 2012 compared to $44.8 million in the same period prior year, an increase of $27.6 million. This increase was driven by the successful ramp up of production at our Middletown facility and reduced corporate expenses.

Recent Developments and Outlook

•

Indiana Harbor refurbishment. The initial term of our Indiana Harbor coke sales agreement ends on September 30, 2013. In preparation for negotiation of a new long-term contract, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of this engineering study, we expect to spend approximately $50 million in the 2012 through 2014 timeframe to improve the reliability of the facility, of which approximately $10 million will be spent in 2012. This estimate includes anticipated spending that may be required in connection with the settlement of the Notices of Violation (“NOV”) at our Indiana Harbor facility. While we believe that there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached. The actual level of capital expenditures may depend upon the terms of an eventual agreement with our customer.

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

•

Expansion of growth strategy. We are exploring opportunities to enter into business relationships or other transactions with respect to existing cokemaking facilities in order to opportunistically capture market share in the United States and Canada. We believe that the efficiencies we have developed from our experience as the leading independent U.S. coke producer and our proven ability to provide a reliable supply of coke make us well suited to purchase or operate facilities, including by-product cokemaking facilities, currently operated by steelmakers or others that would prefer to utilize the capital committed to such equipment for other purposes. In addition, the Company continues to pursue investment opportunities to grow our international footprint in India.

•

Coal operations. Coal market conditions deteriorated throughout 2012 and are expected to remain weak in 2013. In view of this, we have and will continue to take several actions to reduce costs and increase productivity including idling certain high-cost mines; consolidating our labor force and equipment into more productive, lower cost mines; relocating mine sections in our largest mine and implementing deep cut mining plans as permits are received. In addition, we have deferred previously announced expansion plans for our Jewell underground mines, and substantially all the capital expenditures associated with the expansion plan. We expect Jewell coal mining production to be 1.10 million tons in 2012, and do not anticipate increasing production in 2013 to 1.45 million tons as previously planned. In the fourth quarter 2012, we expect to be negotiating coal sale contracts for 2013 and anticipate pricing will be significantly below the price in 2012. As a result, we expect our coal mining segment will contribute minimally to 2013 results.

In June 2011, we entered into a series of coal transactions with Revelation Energy, LLC (“Revelation”). Under a contract mining agreement, Revelation mines certain coal reserves at our Jewell coal mining operations that are included in our current proven and probable reserve estimates. This coal will be mined, subject to the satisfaction of certain conditions, over a four-year period. Although mining began in the first quarter of 2012, permitting delays for a portion of the reserves resulted in lower than expected production levels. We expect approximately 1.2 million tons of coal in the aggregate to be mined in the four year period from 2012 to 2015 with a larger percentage being mined in the last three years. The construction of a rapid train coal loading facility has also been delayed and the majority of the approximate $15 million cost is now expected to occur in 2013.

•

Black lung obligation. We are currently evaluating our obligation relating to black lung benefits which is estimated based on various assumptions, including actuarial estimates and discount rates. Our current obligation at September 30, 2012 is $33.5 million. For each 25 basis point decrease in the discount rate our liability is estimated to increase approximately $1.0 million and we estimate our liability may increase $4 million to $5 million based on current assumptions. We anticipate that we will complete our evaluation in the fourth quarter of 2012.

•

Formation of a master limited partnership. On July 19, 2012, we announced that our Board of Directors approved the formation of a master limited partnership (“MLP”) and the filing of a registration statement to effect the initial public offering of common units representing limited partner interests in the MLP. The key assets of the MLP are expected to be 65 percent of our interests in each of our Haverhill and Middletown cokemaking facilities.

If an initial public offering of the MLP is completed, we would own the general partner of the MLP, as well as all of the MLP’s incentive distribution rights and a portion of the common units representing limited partner interests in the MLP. We expect to close the initial public offering of the MLP in the fourth quarter of 2012, subject to prevailing market conditions. We would also be party to an omnibus agreement pursuant to which we would provide remarketing efforts to the MLP upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities. In connection with the closing of the MLP transaction, we expect to enter into an amendment to our Credit Agreement.

•

Outlook. We expect diluted earnings per share attributable to our stockholders to be in the range of $1.30 to $1.40 and Adjusted EBITDA to be in the range of $255 million to $270 million for 2012. We expect that the strong performance in our domestic coke operations will offset the impact of market and operational challenges in our Coal Mining segment. Domestic coke production in 2012 is expected to be in excess of 4.3 million tons, which would exceed 100 percent capacity utilization. Coal production in 2012 is expected to be approximately 1.4 million tons. We expect free cash flow in 2012 to exceed $100 million, compared to our original 2012 guidance of free cash flow in excess of $50 million. The expected increase in free cash flow is due to the deferral of capital expenditures associated with our Coal Mining segment, the anticipated timing of potential international investment opportunities and decreases in working capital. See “Non-GAAP Financial Measures” at the end of this Item.

Items Impacting Comparability

•

Indiana Harbor Cokemaking Operations. On September 30, 2011, we acquired the 19 percent interest held by an affiliate of GE Capital in the partnership that owns the Indiana Harbor facility. As a result of this transaction, we now hold an 85 percent interest in the partnership. The remaining 15 percent interest in the partnership is owned by an affiliate of DTE Energy Company. The change in ownership percentage of our Indiana Harbor facility contributed $1.6 million and $5.3 million to Adjusted EBITDA for the three and nine months ended September 30, 2012, respectively.

In the fourth quarter of 2011, we clarified the interpretation of certain contract and billing items with our customer. As a result, coal spilled during the coke oven charging process (“Pad Coal”) may not be subsequently reused for making coke for this customer, unless it is included in the coal blend at zero cost.

In the three and nine months ended September 30, 2012, the Company recorded approximately $0.4 million and $2.4 million in lower of cost or market adjustments on existing Pad Coal inventory, respectively, and is currently remarketing this Pad Coal to other customers. Additionally, in conjunction with the work performed to address the contract and billing issues, the Company recorded a $2.8 million charge for a reduction in coke inventory in the first quarter of 2012.

•

Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012, ahead of previous expectations. In the three months ended September 30, 2012, the Middletown cokemaking facility produced 154 thousand tons of coke and contributed $76.7 million and $16.9 million to revenues and Adjusted EBITDA, respectively. In the nine months ended September 30, 2012, the Middletown cokemaking facility produced 449 thousand tons of coke and contributed $217.2 million and $42.3 million to revenues and Adjusted EBITDA, respectively. Unreimbursed costs and lower than expected coal-to-coke yield performance of $7.0 million ($4.0 million related to start-up activities) are included in the results for the nine months ended September 30, 2012. Beginning in 2013, we expect an increase in the recovery of operating costs at Middletown as the operating fee transitions from a fixed amount per ton to a budgeted amount per ton based on the full recovery of expected operating maintenance costs.

•

Corporate Separation Transactions. Historically, our operating expenses have included allocations of certain general and administrative costs of Sunoco for services provided to us by Sunoco. During 2011, we replaced most services provided by Sunoco prior to the Distribution Date and have developed the internal functions, such as financial reporting, tax, regulatory compliance, legal, corporate governance, treasury, internal audit and investor relations, necessary to fulfill our responsibilities as a stand-alone public company. Allocations from Sunoco were zero and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

•

Loss on Firm Purchase Commitments. During the first quarter of 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. However, the coke prices in the purchase agreements exceeded the sales price in our contract with ArcelorMittal. This pricing difference resulted in an estimated loss on firm purchase commitments of $18.5 million ($12.2 million attributable to net parent investment and $6.3 million attributable to noncontrolling interests), which was recorded during the first quarter of 2011. In the second quarter of 2011, the Company recorded lower of cost or market adjustments of $1.2 million ($0.8 million attributable to SunCoke Energy, Inc./net parent investment and $0.4 million attributable to noncontrolling interests) on this purchased coke. In the fourth quarter of 2011, we recorded lower of cost or market adjustments of $0.7 million ($0.6 million attributable to SunCoke Energy, Inc. /net parent investment and $0.1 million attributable to noncontrolling interests) on this purchased coke. In the second quarter of 2011, the Company sold 38 thousand tons of this coke to ArcelorMittal. Operational improvements at Indiana Harbor subsequent to the first quarter of 2011 increased coke production for the balance of 2011 and Indiana Harbor was able to meet its 2011 contractual requirements with ArcelorMittal.

In the third quarter of 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis that will expire, as amended, on the earlier of December 31, 2012 or full consumption of, and payment for, the coke. If, after December 31, 2012, the customer has not consumed all of the consigned coke and the Company chooses to remove any of the remaining coke from the customer’s facility, the Company will be entitled to collect a commitment removal fee. The customer did not consume any coke in fiscal 2011. In the three and nine months ended September 30, 2012, the customer consumed approximately 15 thousand tons and 42 thousand tons of consigned coke, respectively.

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

Results of Operations

The following table sets forth amounts from the Combined and Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Revenues
Sales and other operating revenue	$480.1	$403.1	$1,421.4	$1,113.7
Other income, net	0.4	0.4	1.3	1.1

Total revenues	480.5	403.5	1,422.7	1,114.8

Costs and Operating Expenses
Cost of products sold and operating expenses	388.9	332.8	1,174.6	933.3
Loss on firm purchase commitments	—	—	—	18.5
Selling, general and administrative expenses	20.0	26.0	61.2	64.8
Depreciation, depletion and amortization	18.9	14.7	57.5	42.4

Total costs and operating expenses	427.8	373.5	1,293.3	1,059.0

Operating income	52.7	30.0	129.4	55.8

Interest income – affiliate	—	1.1	—	12.5
Interest income	0.1	0.2	0.4	0.3
Interest cost — affiliate	—	(0.4)	—	(3.6)
Interest cost	(12.3)	(8.8)	(36.4)	(8.8)
Capitalized interest	—	4.6	—	5.3

Total financing (expense) income, net	(12.2)	(3.3)	(36.0)	5.7

Income before income tax expense	40.5	26.7	93.4	61.5
Income tax expense	7.6	5.1	19.9	10.1

Net income	32.9	21.6	73.5	51.4
Less: Net income (loss) attributable to noncontrolling interests	1.3	3.4	2.3	(1.2)

Net income attributable to SunCoke Energy, Inc./net parent investment	$31.6	$18.2	$71.2	$52.6

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Revenues. Our total revenues, net of sales discounts, were $480.5 million for the three months ended September 30, 2012 compared to $403.5 million for the corresponding period of 2011. Our Middletown facility contributed $76.7 million to the increase in revenues. The remainder of the increase was driven by a reduction in sales price discounts provided to our customers in connection with the sharing of nonconventional fuel tax credits which increased revenues approximately $1.4 million for the three months ended September 30, 2012 as compared to the prior year period. These increases were partially offset by reduced volumes at our International Coke segment.

Costs and Operating Expenses. Total operating expenses were $427.8 million for the three months ended September 30, 2012 compared to $373.5 million for the corresponding period of 2011. The increase in cost of products sold and operating expenses was driven by the addition of our Middletown facility, increased coal volumes and higher coal mining costs. Selling, general and administrative expenses decreased in 2012 due primarily to start-up costs related to our Middletown operations and restructuring charges related to the relocation of our corporate headquarters in 2011 from Knoxville, Tennessee to Lisle, Illinois. Depreciation, depletion and amortization expense increased due to the addition of our Middletown cokemaking facility and higher depreciation at our Coal Mining segment due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $12.2 million for the three months ended September 30, 2012 compared to $3.3 million for the three months ended September 30, 2011. The change of $8.9 million is primarily due to $4.6 million of capitalized interest related to projects at our Middletown facility in the three months ended September 30, 2011 and $3.5 million of higher interest expense in the current period due to the timing of our debt issuance discussed above. The remaining increase relates to financing activities prior to the IPO which are discussed above.

Income Taxes. Income tax expense increased $2.5 million to $7.6 million for the three months ended September 30, 2012 compared to $5.1 million for the corresponding period of 2011 which included income tax expense of $3.8 million related to a change in our state tax apportionment factors. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits and the state tax adjustment, was 31.9 percent for the three months ended September 30, 2012 compared to 36.0 percent for the corresponding period of 2011. In 2012, the effective tax rate decreased due to a benefit recorded as a result of filing the 2011 U.S. Federal income tax return in the third quarter of 2012 as well as from higher tax benefits related to the domestic production activity deduction. In 2011, we were not able to utilize the domestic production activity deduction because we had a federal net operating loss for tax purposes, which resulted in a net operating loss carryback to 2010 and a reversal of the benefit we realized in 2010. Nonconventional fuel tax credits decreased $2.3 million to $4.9 million for the three months ended September 30, 2012 from $7.2 million in the same period of 2011 due to the expiration of the Haverhill nonconventional fuel tax credits. The Haverhill nonconventional fuel tax credits, which expired June 30, 2012, have been computed on an annualized basis for determining our effective tax rate.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenues. Our total revenues, net of sales discounts, were $1,422.7 million for the nine months ended September 30, 2012 compared to $1,114.8 million for the corresponding period of 2011. Our Middletown facility contributed $217.2 million to the increase in revenues. The remaining increase was primarily driven by higher sales in our Jewell Coke and Other Domestic Coke segments due to the pass-through of higher coal prices and transportation costs as well as increased volumes and higher sales in our Coal Mining segment, due primarily to higher coal prices. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits were $9.1 million and $9.7 million for the nine months ended September 30, 2012 and 2011, respectively, contributing $0.6 million to the increase in revenues.

Costs and Operating Expenses. Total operating expenses were $1,293.3 million for the nine months ended September 30, 2012 compared to $1,059.0 million for the corresponding period of 2011. The increase in cost of products sold and operating expenses was driven by increased coal and coke volumes and higher coal mining costs. Selling, general and administrative expenses decreased slightly in 2012 due to favorable comparison to the prior year period, which included start-up costs related to our Middletown operations and restructuring charges related to the relocation of our corporate headquarters offset partially by higher legal costs, increased headcount and higher share-based compensation expense. Depreciation, depletion and amortization expense increased due to the addition of our Middletown cokemaking facility and higher depreciation at our Coal Mining segment due to prior year capital expenditures.

Financing (Expense) Income, Net. Net financing expense was $36.0 million for the nine months ended September 30, 2012 compared to net financing income of $5.7 million for the nine months ended September 30, 2011. Comparability between periods is impacted by the financing activities discussed above.

Income Taxes. Income tax expense increased $9.8 million to $19.9 million for the nine months ended September 30, 2012 compared to $10.1 million for the corresponding period of 2011 which included income tax expense of $3.8 million related to a change in our state tax apportionment factors. Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits and state tax adjustments, was 33.7 percent for the nine months ended September 30, 2012 compared to 36.4 percent for the corresponding period of 2011. In 2012, the effective tax rate decreased due to a benefit recorded as a result of filing the 2011 U.S. Federal income tax returns in the third quarter of 2012 as well as from higher tax benefits related to the domestic production activity deduction. In 2011, we were not able to utilize the domestic production activity deduction because we had a federal net operating loss for tax purposes, which resulted in a net operating loss carryback to 2010 and a reversal of the benefit we realized in 2010. Nonconventional fuel tax credits decreased $3.0 million to $10.7 million for the nine months ended September 30, 2012 from $13.7 million in the same period of 2011 due to the expiration of the Haverhill nonconventional fuel tax credits. The Haverhill nonconventional fuel tax credits, which expired June 30, 2012, have been computed on an annualized basis for determining our effective tax rate.

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

Segment Financial and Operating Data

The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Sales and other operating revenues:
Jewell Coke	$74.2	$71.0	$216.8	$197.1
Other Domestic Coke	388.7	310.0	1,139.8	857.3
International Coke	8.3	9.4	27.3	29.1
Coal Mining	8.9	12.7	37.5	30.2
Coal Mining intersegment sales	56.2	44.5	152.5	129.5
Elimination of intersegment sales	(56.2)	(44.5)	(152.5)	(129.5)

Total	$480.1	$403.1	$1,421.4	$1,113.7

Adjusted EBITDA (1):
Jewell Coke	$13.6	$13.9	$41.1	$35.5
Other Domestic Coke	54.9	34.3	143.6	68.1
International Coke	0.9	1.7	1.7	3.5
Coal Mining	10.7	9.2	27.4	33.0
Corporate and Other	(7.7)	(14.3)	(20.1)	(31.0)

Total	$72.4	$44.8	$193.7	$109.1

Coke Operating Data:
Capacity Utilization (%)
Jewell Coke	98	98	98	98
Other Domestic Coke	104	105	104	100

Total	103	104	103	100
Coke production volumes (thousands of tons):
Jewell Coke	177	179	528	530
Other Domestic Coke(2)	920	785	2,732	2,217

Total	1,097	964	3,260	2,747
International Coke production—operated facility (thousands of tons)	310	373	970	1,149
Coke sales volumes (thousands of tons):
Jewell Coke	183	191	540	536
Other Domestic Coke(3)	933	777	2,728	2,231

Total	1,116	968	3,268	2,767

Domestic Coke Adjusted EBITDA per ton(4)	$61.38	$49.79	$56.52	$37.44
Coal Operating Data(5):
Coal sales volumes (thousands of tons):
Internal use	322	272	862	865
Third parties	70	99	268	226

Total	392	371	1,130	1,091

Coal production (thousands of tons)	349	340	1,125	1,015
Purchased coal (thousands of tons)	10	22	33	97
Coal sales price per ton (excludes transportation costs)(6)	$165.17	$154.85	$167.71	$155.87
Coal cash production cost per ton(7)	$142.56	$132.08	$143.12	$124.77
Purchased coal cost per ton(8)	$106.12	$78.79	$88.09	$108.52
Total coal production cost per ton(9)	$145.42	$133.73	$150.52	$130.22

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Includes Middletown production volumes of 154 thousand and 449 thousand tons for the three and nine months ended September 30, 2012, respectively.
(3)	Excludes 15 thousand and 42 thousand tons of consigned coke sales in the three and nine months ended September 30, 2012, respectively. Includes Middletown sales volumes of 156 thousand and 445 thousand tons for the three and nine months ended September 30, 2012, respectively.
(4)	Reflects Jewell Coke plus Other Domestic Coke Adjusted EBITDA divided by U.S. coke sales volumes.
(5)	Includes production from Company and contract-operated mines.
(6)	Includes sales to affiliates.
(7)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume.
(8)	Costs of purchased raw coal divided by purchased coal volume.
(9)	Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $10.94 and $8.96 for the three months ended September 30, 2012 and 2011, respectively, and $11.19 and $8.45 for the nine months ended September 30, 2012 and 2011, respectively.

Analysis of Segment Results

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $3.2 million, or 4.5 percent, to $74.2 million for the three months ended September 30, 2012 compared to $71.0 million for the three months ended September 30, 2011. The increase is primarily related to the pass-through of higher coal costs of $6.3 million, offset partially by lower volumes of approximately eight thousand tons due to the timing of shipments, which resulted in a $3.1 million reduction to revenue.

Adjusted EBITDA

Beginning in the first quarter of 2012, the intersegment coal price charged to the Jewell Coke segment is reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Adjusted EBITDA from our Jewell Coke segment decreased $0.3 million, or 2.2 percent, to $13.6 million for the three months ended September 30, 2012 compared to $13.9 million for the three months ended September 30, 2011. The decrease is primarily driven by lower volumes which contributed $0.9 million to the decrease offset partially by $0.6 million related to increased operating expense recovery and lower selling, general and administrative expenses.

Depreciation expense, which is not included in segment profitability, was comparable for the three months ended September 30, 2012 and 2011.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $78.7 million, or 25.4 percent, to $388.7 million for the three months ended September 30, 2012 compared to $310.0 million for the three months ended September 30, 2011. Our Middletown facility commenced operations in the fourth quarter of 2011 and contributed $76.7 million to the increase in sales for the three months ended September 30, 2012. The Middletown results included approximately $1.5 million of unreimbursed costs and lower than expected coal-to-coke yield performance. Excluding Middletown, volumes were flat between periods. The increase was mainly attributable to higher fees for the reimbursement of transportation and operating costs, which contributed $5.1 million to the increase. Additionally, lower sales discounts of $1.2 million due to the expiration of federal income tax credits at our Haverhill facility in June 2012 further contributed to the increase. These increases were offset by $4.3 million primarily due to lower pricing driven by the pass-through of lower coal costs and lower energy sales.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $20.6 million, or 60.1 percent, to $54.9 million for the three months ended September 30, 2012 compared to $34.3 million in the same period of 2011. The contribution of our Middletown facility in the fourth quarter of 2011 increased Adjusted EBITDA by $16.9 million for the three months ended September 30, 2012.

Excluding Middletown, Adjusted EBITDA increased $3.7 million. The increase was driven primarily by increased coal cost recovery of $3.2 million reflecting better coal-to-coke yield and increased operating cost recovery of $1.4 million. Our increased ownership interest in our Indiana Harbor facility also benefited Adjusted EBITDA by approximately $1.6 million. These increases were partially offset by approximately $2.5 million primarily related to lower energy sales and slightly lower coke volumes.

Depreciation expense, which is not included in segment profitability, increased $2.8 million, from $9.9 million in 2011 to $12.7 million in 2012, primarily due to the impact of Middletown operations.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $1.1 million, or 11.7 percent, to $8.3 million for the three months ended September 30, 2012 compared to $9.4 million for the same period of 2011 due primarily to a decrease in volumes of 63 thousand tons, or 16.9 percent.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $0.8 million, or 47.1 percent, to $0.9 million for the three months ended September 30, 2012 compared to $1.7 million for the same period of 2011. The decrease is due to lower volumes as well as an unfavorable comparison to prior year due to an operating expense reimbursement in the three months ended September 30, 2011.

Depreciation expense, which is not included in segment profitability, was insignificant in both periods.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue, including intersegment sales, increased by $7.9 million, or 13.8 percent, to $65.1 million for the three months ended September 30, 2012 compared to $57.2 million for the same period of 2011. The increase in sales and other operating revenue is due to an increase in average coal sales price per ton of $10.32 from $154.85 for the three months ended September 30, 2011 to $165.17 for the same period of 2012, primarily reflecting higher average prices for mid-volatile coal offset by lower hi-volatile and thermal coal prices. Mid-volatile coal represented a larger portion of coal sold in the three months ended September 30, 2012 compared to the same prior year period. Additionally, volume increased 21 thousand tons, or 5.7 percent, for the three months ended September 30, 2012 compared to the same period of 2011.

Third party sales decreased $3.8 million from $12.7 million for the three months ended September 30, 2011 to $8.9 million for the three months ended September 30, 2012. The decrease is primarily related to decreased sale prices for our hi-volatile and thermal coal as well as decreased volumes. Overall third party sales volumes decreased 29 thousand tons, or 29.3%, while sale prices decreased $5.25 per ton from $127.01 per ton for the three months ended September 30, 2011 to $121.76 per ton for the three months ended September 30, 2012.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales increased $11.7 million, or 26.3 percent, to $56.2 million for the three months ended September 30, 2012 compared to $44.5 million for the same period of 2011 due primarily to an increase in coal sales price per ton of $14.30 from $165.00 for the three months ended September 30, 2011 to $179.30 for the same prior year period. Internal sales volumes increased 50 thousand tons, or 18.4 percent, further contributing to the increase.

Adjusted EBITDA

Adjusted EBITDA increased $1.5 million, or 16.3 percent, to $10.7 million for the three months ended September 30, 2012 from $9.2 million for the same period of 2011.

Adjusted EBITDA increased in the third quarter of 2012 due to higher sales of mid-volatile coal. Similarly, coal cash production costs per ton increased over the prior year period due to a change in the mix of coal produced as hi-volatile and thermal coals, which are generally mined at a lower cost per ton than mid-volatile coal, represented a smaller portion of sales and production in the third quarter of 2012 than in the same period last year. Additionally, the current period benefited from an increase in the favorable fair value adjustment related to our HKCC contingent consideration arrangement of $1.3 million, from a favorable adjustment of $1.9 million in the nine months ended September 30, 2011 to a favorable adjustment of $3.2 million in the nine months ended September 30, 2012.

The combined impact of these factors resulted in coal production costs increasing from $133.73 per ton for the three months ended September 30, 2011 to $145.42 per ton for the three months ended September 30, 2012 and coal cash production costs increasing from $132.08 per ton in 2011 to $142.56 per ton in 2012.

Depreciation expense, which is not included in segment profitability, increased $0.9 million, from $3.3 million for the three months ended September 30, 2011 to $4.2 million for the three months ended September 30, 2012 due primarily to capital expenditures for mining equipment in the prior year.

Corporate and Other

Corporate expenses decreased $6.6 million to $7.7 million for the three months ended September 30, 2012 compared to $14.3 million in the same period of 2011. The decrease in corporate expenses for the three months ended September 30, 2012 was driven primarily by favorable comparison to the prior year period, which included $2.5 million of start-up costs related to our Middletown operations and $1.7 million of restructuring charges related to the relocation of our corporate headquarters. The remaining $2.4 million of the decrease relates primarily to lower allocations from Sunoco.

Depreciation expense, which is not included in segment profitability, increased $0.3 million, from $0.3 million for the three months ended September 30, 2011 to $0.6 million for the three months ended September 30, 2012 due to increased capital expenditures in the current period.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Jewell Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $19.7 million, or 10.0 percent, to $216.8 million for the nine months ended September 30, 2012 compared to $197.1 million in the same period of 2011. The pass-through of higher coal costs and higher volumes contributed $15.4 million and $1.0 million, respectively, to the increase in segment sales and other operating revenues in the first nine months of the year. The remaining $3.3 million increase was primarily driven by higher pass-through of transportation costs and increased operating expense recovery.

Adjusted EBITDA

Beginning in the first quarter of 2012, the intersegment coal price charged to the Jewell Coke segment is reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change.

Adjusted EBITDA from our Jewell Coke segment increased $5.6 million, or 15.8 percent, to $41.1 million for the nine months ended September 30, 2012 compared to $35.5 million in the same period of 2011. Better coal-to-coke contract billing yields and higher operating expense recovery increased Adjusted EBITDA by $5.0 million for the nine months ended September 30, 2012. The remaining $0.6 million increase relates primarily to a lower allocation of corporate costs for the nine months ended September 30, 2012 as compared to the same prior year period.

Depreciation expense, which is not included in segment profitability, increased $0.3 million, from $3.7 million for the nine months ended September 30, 2011 to $4.0 million for the nine months ended September 30, 2012.

Other Domestic Coke

Sales and Other Operating Revenue

Sales and other operating revenue increased $282.5 million, or 33.0 percent, to $1,139.8 million for the nine months ended September 30, 2012 compared to $857.3 million in the same period of 2011. Our Middletown facility commenced operations in the fourth quarter of 2011 and contributed $217.2 million to the increase in sales for the nine months ended September 30, 2012. Excluding Middletown, the increase was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed $33.0 million of the increase. Coke sales volumes, excluding Middletown, also increased 52 thousand tons, or 2.3 percent, for the nine months ended September 30, 2012 compared to the same period of 2011, which contributed $19.0 million of the increase. Capacity utilization for the nine months ended September 30, 2012 was 104 percent, an increase from 100 percent in the same period of 2011, which favorably impacted volume and sales at each of our facilities. Additionally, approximately $16.7 million of the increase was primarily related to higher fees for the reimbursement of operating and transportation costs and decreased sales discounts due to the expiration of federal income tax credits at our Haverhill facility in June 2012. These increases were partially offset by a decrease in energy pricing, which lowered sales and other operating revenue by $3.4 million for the nine months ended September 30, 2012.

Adjusted EBITDA

Other Domestic Coke Adjusted EBITDA increased $75.5 million, or 110.9 percent, to $143.6 million for the nine months ended September 30, 2012 compared to $68.1 million in the same period of 2011. The contribution of our Middletown facility in the fourth quarter of 2011 increased Adjusted EBITDA by $42.3 million for the nine months ended September 30, 2012. The Middletown results included approximately $7.0 million of unreimbursed costs and lower than expected coal-to-coke yield performance, $4.0 million of which is associated with start-up activities.

Excluding Middletown, Adjusted EBITDA increased $33.2 million. Based on the operating results and our increased ownership percentage of Indiana Harbor, operating income attributable to noncontrolling interest increased $3.5 million for the nine months ended September 30, 2012 compared to the same period prior year.

Increased coal cost recovery of $26.2 million and increased operating cost recovery of $11.9 million, which was primarily driven by improved performance at our Indiana Harbor and Granite City facilities, contributed primarily to the increase. Increased volumes contributed an additional $5.0 million to the increase in Adjusted EBITDA. These increases were partially offset by $6.4 million primarily related to decreased energy sales and an increase in selling, general and administrative expenses due primarily to an increase in legal costs.

Depreciation expense, which is not included in segment profitability, increased $10.9 million, from $28.1 million in 2011 to $39.0 million in 2012, primarily due to the impact of Middletown operations and accelerated depreciation taken on certain assets.

International Coke

Sales and Other Operating Revenue

Sales and other operating revenue decreased $1.8 million, or 6.2 percent, to $27.3 million for the nine months ended September 30, 2012 compared to $29.1 million in the same period of 2011 due to a decrease in volumes of 179 thousand tons, or 15.6 percent, partially offset by higher pass-through of operating costs.

Adjusted EBITDA

Adjusted EBITDA in the International Coke segment decreased $1.8 million, or 51.4 percent, to $1.7 million for the nine months ended September 30, 2012 compared to $3.5 million in the same period of 2011. The decrease is due primarily to higher legal costs and decreased volumes, partially offset by increased operating expense recovery including an unfavorable comparison to prior year due to an operating expense reimbursement in the three months ended September 30, 2011.

Depreciation expense, which is not included in segment profitability, was insignificant in both periods.

Coal Mining

Sales and Other Operating Revenue

Total sales and other operating revenue, including intersegment sales, increased by $30.3 million, or 19.0 percent, to $190.0 million for the nine months ended September 30, 2012 compared to $159.7 million in the same period of 2011. The increase in sales and other operating revenue is due to an increase in coal sales price per ton of $11.84 from $155.87 for the nine months ended September 30, 2011 to $167.71 for the nine months ended September 30, 2012. Additionally, volume increased 39 thousand tons, or 3.6 percent, for the nine months ended September 30, 2012 compared to the same period of 2011.

Third party sales increased $7.3 million from $30.2 million for the nine months ended September 30, 2011 to $37.5 million for the nine months ended September 30, 2012 due primarily to an increase in volume of 42 thousand tons, or 18.6 percent. An increase in price of $5.36 per ton from $132.49 per ton for the nine months ended September 30, 2011 to $137.85 per ton for the nine months ended September 30, 2012 further contributed to the increase.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Jewell Coke are reflective of the contract price Jewell Coke charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales increased $23.0 million, or 17.8 percent, to $152.5 million for the nine months ended September 30, 2012 compared to $129.5 million in the same period of 2011 due mainly to an increase in price of $14.30 per ton from $165.00 per ton to $179.30 per ton for the nine months ended September 30, 2012 compared to the same prior year period. Internal sales volumes were essentially flat for the nine months ended September 30, 2012 as compared to the same prior year period.

Adjusted EBITDA

Adjusted EBITDA decreased $5.6 million, or 17.0 percent, to $27.4 million for the nine months ended September 30, 2012 from $33.0 million in the same period of 2011.

The decrease in Adjusted EBITDA was driven primarily by higher average coal cash production costs per ton caused by increased reject rates early in the year, increased labor costs due to higher wage rates and the implementation of a new bonus program and higher royalty and trucking payments. The remainder of the decrease was primarily related to higher coal cash production costs and lower sales of hi-volatile and thermal coal, despite increased overall volumes and selling prices. Coal cash production costs per ton increased over the prior year period due to a change in the mix of coal produced, with hi-volatile and thermal coals representing a smaller portion of production in the current period. Because mid-volatile coal is generally more costly to mine as compared to hi-volatile and thermal coal production, our shift toward mid-volatile production in response to weaker hi-volatile and thermal market conditions increased the average cash production cost per ton in the current period. These decreases to Adjusted EBITDA were partially offset by an increase in the favorable fair value adjustment related to our HKCC contingent consideration arrangement of $1.7 million, from $2.2 million in the nine months ended September 30, 2011 to $3.9 million in the nine months ended September 30, 2012.

The combined impact of these factors resulted in coal production costs increasing from $130.22 per ton for the nine months ended September 30, 2011 to $150.52 per ton for the nine months ended September 30, 2012 and coal cash production costs increasing from $124.77 per ton in 2011 to $143.12 per ton in 2012.

Depreciation expense, which is not included in segment profitability, increased $3.4 million, from $9.2 million for the nine months ended September 30, 2011 to $12.6 million for the nine months ended September 30, 2012 due primarily to capital expenditures for mining equipment in the prior year.

Corporate and Other

Corporate expenses decreased $10.9 million to $20.1 million for the nine months ended September 30, 2012 compared to $31.0 million in the same period of 2011. The decrease in corporate expenses was driven primarily by lower relocation costs of $6.8 million, lower allocations from Sunoco of $5.3 million and favorable comparison to the prior year period which included approximately $2.9 million of start-up costs related to our Middletown operations. These decreases were partially offset by increased costs of $4.1 million primarily related to share-based compensation expense and additional headcount and expenses required to operate as a public company.

Depreciation expense, which is not included in segment profitability, increased $0.4 million, from $1.3 million for the nine months ended September 30, 2011 to $1.7 million for the nine months ended September 30, 2012. The increase in depreciation is primarily due to increased capital expenditures in the current period, partially offset by accelerated depreciation and asset write-offs resulting from our corporate headquarters relocation in the comparable period.

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

Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan in a principal amount of $300 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of September 30, 2012, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of September 30, 2012, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.

Concurrently with the IPO, SunCoke Energy issued $400 million aggregate principal amount of senior notes (the “Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.

During the nine months ended September 30, 2012, net proceeds from the issuance of the Notes and Term Loan were $679.6 million, which reflected a discount reduction of $1.5 million and debt issuance costs and fees of $18.9 million. The net proceeds were used to repay certain intercompany indebtedness to Sunoco of $575 million and for general corporate purposes.

Following the Separation Date, our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$77.8	$58.7
Net cash used in investing activities	(40.6)	(221.8)
Net cash (used in) provided by financing activities	(6.9)	233.9

Net increase in cash and cash equivalents	$30.3	$70.8

Cash Flows from Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $77.8 million compared to $58.7 million in the corresponding period of 2011. The increase was primarily attributable to the contribution to earnings of Middletown operations and decreases to our inventory balance in 2012 as compared to the same prior year period, which included increased levels of coal inventory as a result of additional purchases made in the third quarter of 2011 in response to tightness in coal supply due to force majeure events experienced by coal suppliers earlier in the year as well as the purchase of third-party coke to meet projected production shortfalls. These increases to cash provided by operating activities were partially offset by decreases in accounts payable due to the timing of payments and decreased coal purchases as well as an increase in accounts receivable. The increase in accounts receivable is primarily related to the receipt of a customer payment of approximately $23 million one day subsequent to period end due to the month of September ending on a Sunday. Additionally, we made a $4.6 million contribution to our pension plan in the three months ended September 30, 2012, further reducing cash provided by operating activities.

Cash Flows from Investing Activities

Cash used in investing activities of $40.6 million decreased $181.2 million for the nine months ended September 30, 2012 as compared to the corresponding period of 2011. The prior year period included capital expenditures of $145.4 million related to the construction of our Middletown facility and $37.6 million net cash used for the acquisition of the HKCC Companies.

For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012, net cash used in financing activities was $6.9 million compared to net cash provided by financing activities of $233.9 million for the nine months ended September 30, 2011. The 2011 period included borrowings from Sunoco, Inc. (R&M) to fund capital expenditures and acquisitions in the period. During the nine months ended September 30, 2012, we repurchased 592,197 shares for $9.1 million and repaid debt of $2.5 million, which were partly offset by proceeds from stock option exercises of $4.7 million.

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

The following table summarizes ongoing and expansion capital expenditures:

	Nine months ended September 30
	2012	2011
	(Dollars in millions)
Ongoing capital	$39.7	$29.9
Expansion capital(1)
Middletown	—	145.3
Coal Mining	0.9	9.0

	0.9	154.3

Total	$40.6	$184.2

(1)	Excludes the acquisition of the HKCC Companies during the nine months ended September 30, 2011.

Our capital expenditures for 2012 are expected to be approximately $75 million, substantially all of which are ongoing. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. The planned $75 million of capital expenditures in 2012 includes approximately $10 million for Indiana Harbor, which we consider ongoing capital and approximately $5 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Environmental remediation capital expenditures for the nine months ended September 30, 2012 and 2011 were immaterial. We continue to explore opportunities to grow our international footprint in key growth markets with an immediate focus on India and expect to make an investment in the first half of 2013.

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

Off-Balance Sheet Arrangements

The Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities in the current year.

Critical Accounting Policies

There have been no significant changes to our accounting policies during the nine months ended September 30, 2012. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 29, 2012 for a summary of these policies.

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

Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also reflects the deduction of income attributable to noncontrolling interests in our Indiana Harbor cokemaking operations. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company’s net assets.

Adjusted EBITDA does not represent and should not be considered as an alternative to net income as determined by GAAP, and calculations thereof may not be comparable to those reported by other companies. We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP and should not be considered a substitute for net (loss) income as determined in accordance with GAAP.

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of operating performance, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool.

Operating Performance. Our management uses Adjusted EBITDA in a number of ways to assess our combined financial and operating performance, and we believe this measure is helpful to management and investors in identifying trends in our performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.

Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Adjusted EBITDA	$72.4	$44.8	$193.7	$109.1
Subtract: Depreciation, depletion and amortization	18.9	14.7	57.5	42.4
Subtract (Add): Financing expense (income), net	12.2	3.3	36.0	(5.7)
Subtract: Income tax expense	7.6	5.1	19.9	10.1
Subtract: Sales discount provided to customers due to sharing of nonconventional fuel tax credits	2.1	3.5	9.1	9.7
Subtract (Add) : Net loss (income) attributable to noncontrolling interest	(1.3)	(3.4)	(2.3)	1.2

Net income	$32.9	$21.6	$73.5	$51.4

Below is a reconciliation of 2012 Estimated Adjusted EBITDA to its closest GAAP measure:

	2012
	Low	High
Adjusted EBITDA	$255	$270
Subtract: Depreciation, depletion and amortization	80	78
Subtract (Add): Financing expense (income), net	48	47
Subtract: Income tax expense	25	34
Subtract: Sales discount provided to customers due to sharing of nonconventional fuels tax credits	11	12
Subtract (Add): Net loss (income) attributable to noncontrolling interest	(3)	(5)

Net income	$94	$104

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

The reconciliation to the most comparable GAAP measurement is calculated as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$77.8	$58.7
Net cash used in investing activities	(40.6)	(221.8)
Distributions to noncontrolling interests	—	(1.2)

Free Cash Flow	$37.2	$(164.3)

The GAAP measure of cash flows from financing activities for the period presented above is presented in our Combined and Consolidated Statements of Cash Flows and is as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(6.9)	$233.9

Below is a reconciliation of 2012 Estimated Free Cash Flow:

		2012
Net cash provided by operating activities	In excess of	$179
Net cash used in investing activities		(75)
Distribution to noncontrolling interest		(4)

Free Cash Flow	In excess of	$100

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, the planned MLP, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from Sunoco, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions.

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

The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011 and in subsequent filings could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

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

•

severe financial hardship or bankruptcy of one of more of our major customers, or the occurrence of other events affecting our ability to collect payments from our customers, including our customers’ default;

•	volatility and cyclical downturns in the steel industry and other industries in which our customers operate;

•	the exercise by AK Steel of its early termination rights under its coke sales agreement and its energy sales agreement at our Haverhill facility;

•

our ability to enter into new, or renew existing, long-term agreements for the supply of coke to domestic and/or foreign steel producers under terms similar or more favorable than those currently in place;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	costs of labor;

•	changes in, or new, statutes, regulations or governmental policies , or their interpretations, by federal, state and local authorities with respect to protection of the environment;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of our noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be a reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	incremental costs as a stand-alone public company;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	changes in product specifications for either the coal or coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	our ability to enter into new, or renew existing, agreements for the sale of steam and electricity generated by our facilities under terms similar or more favorable than those currently in place;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in Note 10 entitled “Commitments and Contingent Liabilities” to our Combined and Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
	(In millions, except per share amounts)
February 1 – 29, 2012	—		$—	—	3.5
March 1 – 31, 2012	0.1		$13.99	0.1	3.4
April 1 – 30, 2012	—		$—	—	3.4
May 1 – 31, 2012	0.2		$14.73	0.2	3.2
June 1 – 30, 2012	—		$—	—	3.2
July 1 – 31, 2012	0.1		$16.20	0.1	3.1
August 1 – 31, 2012	0.1		$16.61	0.1	3.0
September 1 – 30, 2012	0.1		$16.97	0.1	2.9

Total through September 30, 2012	0.6	(2)

(1)	On February 29, 2012, we reported that our Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. Such authorization expires on December 31, 2015.
(2)	Includes shares repurchased to satisfy participants’ tax withholding obligations, pursuant to the terms of our Long-Term Performance Enhancement Plan.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See the Exhibit Index on page 58.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: November 1, 2012	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

*31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosures

101	The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.