Form 10-Q
period 2013-03-31
SunCoke Energy, Inc.
filed 2013-05-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35243
 ________________________________________
SUNCOKE ENERGY, INC.
(Exact name of registrant as specified in its charter)
 ________________________________________

Delaware	90-0640593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1011 Warrenville Road, Suite 600
Lisle, Illinois 60532
(630) 824-1000
(Registrant’s telephone number, including area code)
 ________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 26, 2013, there were 69,979,055 shares of the Registrant’s 0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)
Item 1. Consolidated Financial Statements

	Three Months Ended March 31,
	2013	2012
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$451.5	$480.6
Other income, net	2.4	0.7
Total revenues	453.9	481.3
Costs and operating expenses
Cost of products sold and operating expenses	382.4	408.3
Selling, general and administrative expenses	20.6	20.7
Depreciation, depletion and amortization	23.9	18.4
Total costs and operating expenses	426.9	447.4
Operating income	27.0	33.9
Interest expense, net	15.8	12.0
Income before income tax expense	11.2	21.9
Income tax expense	4.8	5.3
Net income	6.4	16.6
Less: Net income (loss) attributable to noncontrolling interests	4.3	(0.3)
Net income attributable to SunCoke Energy, Inc.	$2.1	$16.9
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.03	$0.24
Diluted	$0.03	$0.24
Weighted average common shares outstanding:
Basic	70.0	70.1
Diluted	70.3	70.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net income	$6.4	$16.6
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 million for the three months ended March 31, 2013 and 2012)	(0.5)	(0.4)
Currency translation adjustment	0.1	0.2
Comprehensive income	6.0	16.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	4.3	(0.3)
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$16.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$307.1	$239.2
Receivables	97.0	70.0
Inventories	141.2	160.1
Deferred income taxes	2.6	2.6
Total current assets	547.9	471.9
Investment in Brazilian cokemaking operations	41.0	41.0
Investment in equity method investee	67.7	—
Properties, plants and equipment, net	1,405.1	1,396.6
Lease and mineral rights, net	52.4	52.5
Goodwill	9.4	9.4
Deferred charges and other assets	43.9	39.6
Total assets	$2,167.4	$2,011.0
Liabilities and Equity
Accounts payable	$151.9	$132.9
Current portion of long-term debt	0.3	3.3
Accrued liabilities	69.8	91.2
Interest payable	8.0	15.7
Income taxes payable	5.0	3.9
Total current liabilities	235.0	247.0
Long-term debt	648.7	720.1
Obligation for black lung benefits	34.6	34.8
Retirement benefit liabilities	42.1	42.5
Deferred income taxes	363.8	361.5
Asset retirement obligations	15.5	13.5
Other deferred credits and liabilities	16.9	16.7
Total liabilities	1,356.6	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2013 and December 31, 2012
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,983,178 and 69,988,728 shares at March 31, 2013 and December 31, 2012, respectively	0.7	0.7
Treasury stock, 751,512 shares at March 31, 2013 and 603,528 at December 31, 2012	(11.8)	(9.4)
Additional paid-in capital	439.4	436.9
Accumulated other comprehensive loss	(8.3)	(7.9)
Retained earnings	120.9	118.8
Total SunCoke Energy, Inc. stockholders’ equity	540.9	539.1
Noncontrolling interests	269.9	35.8
Total equity	810.8	574.9
Total liabilities and equity	$2,167.4	$2,011.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$6.4	$16.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.9	18.4
Deferred income tax expense	2.6	4.4
Payments (in excess of) less than expense for retirement plans	(0.4)	0.3
Share-based compensation expense	1.4	2.0
Changes in working capital pertaining to operating activities:
Receivables	(27.0)	(12.1)
Inventories	18.9	18.9
Accounts payable	19.0	(35.2)
Accrued liabilities	(21.4)	(3.6)
Interest payable	(7.7)	(8.1)
Income taxes payable	1.3	0.3
Other	(4.2)	(5.0)
Net cash provided by (used in) operating activities	12.8	(3.1)
Cash Flows from Investing Activities:
Capital expenditures	(30.5)	(9.5)
Investment in equity method investee	(67.7)	—
Net cash used in investing activities	(98.2)	(9.5)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	238.0	—
Proceeds from issuance of long-term debt	150.0	—
Debt issuance costs	(6.0)	—
Repayment of long-term debt	(225.0)	(0.8)
Proceeds from exercise of stock options	0.9	0.9
Repurchase of common stock	(2.4)	(1.4)
Cash distributions to noncontrolling interests in cokemaking operations	(2.2)	—
Net cash provided by (used in) financing activities	153.3	(1.3)
Net increase (decrease) in cash and cash equivalents	67.9	(13.9)
Cash and cash equivalents at beginning of period	239.2	127.5
Cash and cash equivalents at end of period	$307.1	$113.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$525.5	$34.4	$559.9
Net income (loss)	—	—	—	—	—	—	16.9	16.9	(0.3)	16.6
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	0.2	—	0.2	—	0.2
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(64.6)	—	—	(64.6)	—	(64.6)
Share-based compensation expense	—	—	—	—	2.0	—	—	2.0	—	2.0
Stock options exercised and RSUs vested	97,623	—	—	—	0.9	—	—	0.9	—	0.9
Shares repurchased	(99,637)	—	99,637	(1.4)	—	—	—	(1.4)	—	(1.4)
Shares issued to directors	3,504	—	—	—	0.1	—	—	0.1	—	0.1
At March 31, 2012	70,014,192	$0.7	99,637	$(1.4)	$449.7	$(6.7)	$36.9	$479.2	$34.1	$513.3
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	2.1	2.1	4.3	6.4
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Share-based compensation expense	—	—	—	—	1.4	—	—	1.4	—	1.4
Stock options exercised and RSUs vested	134,779	—	—	—	1.1	—	—	1.1	—	1.1
Cash distributions to noncontrolling interests in cokemaking operations	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	232.0	232.0
Shares repurchased	(147,984)	—	147,984	(2.4)	—	—	—	(2.4)	—	(2.4)
Shares issued to directors	7,655	—	—	—	—	—	—	—	—	—
At March 31, 2013	69,983,178	$0.7	751,512	$(11.8)	$439.4	$(8.3)	$120.9	$540.9	$269.9	$810.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States ("U.S.") and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, Virginia; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, Indiana; Haverhill North Coke Company (“Haverhill”) facility in Franklin Furnace, Ohio; Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, Illinois; and Middletown Coke Company, Inc. (“Middletown”) facility in Middletown, Ohio.
On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 400 thousand metric ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. See Note 4.
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

Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership and variable interest entity. We are considered to be the primary beneficiary of the Partnership for accounting purposes as we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. See Note 3.
Quarterly Reporting
The accompanying Consolidated Financial Statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.
Reclassifications
Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

New Accounting Standards
On January 1, 2013, we adopted Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. See Note 16.
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
Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012. The fees paid to Sunoco under this agreement were not material to the financial statements for the three months ended March 31, 2013 and 2012.
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
Net Parent Investment/SunCoke Energy, Inc. Stockholders' Equity. Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $64.6 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco during the three months ended March 31, 2012. A corresponding reduction was made to SunCoke Energy's equity accounts. See Note 5.
3. Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of the Partnership through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $232.0 million of proceeds, net of $24.5 million of offering costs, $6.0 million of which were paid during 2012 (the "Partnership offering"). Of these net proceeds, $67.0 million was retained by the Partnership for environmental remediation capital expenditures and $12.4 million for sales discounts related to tax credits owed to our customers. Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. We are also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership repaid $225.0 million of our Term Loan and issued $150.0 million of senior notes ("Partnership Notes"). See Note 9.
As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. With the exception of affiliate balances and their impact on equity, which are eliminated in consolidation, the Partnership's condensed consolidated balance sheets as of

March 31, 2013 and December 31, 2012, as presented below, are included in the consolidated balance sheets of SunCoke Energy.

	SunCoke Energy Partners, L.P.	SunCoke Energy Partners, L.P. Predecessor
	March 31, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
Assets
Cash	$106.2	$—
Receivables	29.2	27.4
Inventories	58.7	63.2
Properties, plants and equipment, net	766.8	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	8.6	4.8
Total assets	$969.5	$885.5
Liabilities and Equity
Accounts payable	51.0	41.5
Accrued liabilities	3.1	17.0
Interest payable	2.1	—
Payable to affiliate	2.4	—
Long-term debt	149.7	225.0
Deferred income taxes	1.4	—
Other deferred credits and liabilities	0.3	0.3
Total equity	759.5	601.7
Total liabilities and parent net equity	$969.5	$885.5
4. Equity Method Investment
On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 400 thousand metric ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in the joint venture, with VISA Steel holding the remaining 51 percent. This investment is accounted for under the equity method of accounting under which investments are initially recorded at cost. Beginning in the second quarter of 2013, we will recognize our share of earnings in the joint venture on a one-month lag. We intend to permanently reinvest the earnings of the joint venture, and accordingly, no provision for U.S. income taxes will be recorded on such earnings.
5. Income Taxes
Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Consolidated Financial Statements have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns, or may be realized in future consolidated income tax returns covering the period through the Distribution Date.
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
Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and tax credit carryforwards, which had been reflected in SunCoke Energy’s Consolidated Balance Sheets prior to the Separation Date on a theoretical separate-return basis, were no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $229.2 million, were eliminated from the Consolidated Balance Sheets, $64.6 million of which were eliminated in the three months ending March 31, 2012, with a corresponding reduction to SunCoke Energy’s equity accounts.

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as an income tax expense or benefit with a corresponding payable due to Sunoco, if necessary, when such amounts have been effectively settled under the terms of the tax sharing agreement. During the three months ended March 31, 2013, SunCoke recorded income tax expense of $1.7 million to settle potential obligations under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the utilization of all tax attributes subject to the tax sharing agreement as applicable tax returns are filed or as tax examinations progress and will recorded additional adjustments when necessary consistent with the terms of the tax sharing agreement.

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Income tax expense at 35 percent U.S. statutory rate	$3.9	$7.7
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests	(1.5)	0.1
Nonconventional fuel tax credit	(1.3)	(2.6)
State and other income taxes, net of federal income tax effects	0.2	0.5
Percentage depletion allowance	—	(0.4)
Change in valuation allowance	1.4	—
Prior period adjustments	0.6	—
Impact of tax sharing agreement	1.7	—
Domestic production activity deduction	(0.1)	(0.1)
Other	(0.1)	0.1
	$4.8	$5.3

6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.
These components of inventories were as follows:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Coal	$100.7	$108.0
Coke	7.8	11.8
Materials, supplies and other	32.7	32.0
Consigned coke inventory	—	8.3
	$141.2	$160.1
During 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties.
Also during 2011, the Company entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis to expire, as amended, on the earlier of April 30, 2013 or full consumption of, and payment for, the coke. During 2012, the customer consumed 73 thousand tons of consigned coke. The customer consumed the remaining 22 thousand tons of consigned coke during the three months ended March 31, 2013.

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
Defined benefit plan expense consisted of the following components:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Interest cost on benefit obligations	0.3	0.4
Expected return on plan assets	(0.6)	(0.3)
Amortization of actuarial losses	0.3	0.2
	$—	$0.3
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Service cost	$0.1	$0.1
Interest cost on benefit obligations	0.3	0.5
Amortization of:
Actuarial losses	0.3	0.3
Prior service benefit	(1.4)	(1.4)
	$(0.7)	$(0.5)
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Accrued sales discounts(1)	$25.8	$36.2
Accrued benefits	11.4	21.5
Other taxes payable	12.1	10.9
Other	20.5	22.6
	$69.8	$91.2

(1)
At December 31, 2012, we had $12.4 million accrued related to sales discounts to be paid to our customer at our Haverhill facility. During the three months ended March 31, 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

9. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.1 million and $1.7 million at March 31, 2013 and December 31, 2012, respectively(1) ("Term Loan")	$99.0	$323.4
7.625% senior notes, due 2019 (“Senior Notes”)	400.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”)	150.0	—
Total debt	$649.0	$723.4
Less: current portion of long-term debt	0.3	3.3
Total long-term debt	$648.7	$720.1

(1)	Borrowed under the Company's Credit Agreement on July 26, 2011, as amended ("Credit Agreement").
Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement provides for up to $75.0 million in uncommited incremental facility term loans ("Incremental Facilities") that are available subject to the satisfaction of certain conditions. SunCoke Energy also issued $400.0 million aggregate principal amount of senior notes ("the Senior Notes") that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of March 31, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of March 31, 2013, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.
In connection with the closing of the Partnership offering, the Partnership repaid $225.0 million of our Term Loan and we entered into an amendment to our Credit Agreement. In conjunction with the repayment, we incurred a charge of approximately $2.9 million, which is included in interest expense, net on the consolidated statement of income, representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished.
The amendment to our Credit Agreement, among other things, amended certain provisions to reflect the Partnership offering including (i) modification of the definition of “Consolidated Net Income” to include cash distributions received by the Company or a Restricted Subsidiary from an Unrestricted Subsidiary that is controlled directly or indirectly by the Company when calculating “Consolidated Net Income”, (ii) clarifying that obligations incurred by certain subsidiaries of the Company at or about the timing of the closing of the Partnership offering shall not be included in the definition of “Indebtedness,” and (iii) permitted an allowance for Investments in Middletown Coke Company, LLC and Haverhill Coke Company LLC and certain other subsidiaries of the Company. In addition, we also designated Middletown Coke Company, LLC and Haverhill Coke Company LLC as unrestricted subsidiaries. Furthermore, the term of the Credit Agreement was extended to January 2018. We incurred debt issuance costs of $0.7 million in conjunction with this amendment which will be amortized through January 2018.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”). The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, the Partnership also entered into a $100.0 million revolving credit facility with a term extending through January 2018. In conjunction with these transactions, the Partnership incurred debt issuance costs of $5.9 million, $0.8 million of which were immediately expensed and are included in interest expense, net on the consolidated statement of income, as they were related to the portion of the issuance that was considered a modification of the existing Term Loan discussed above. Approximately $0.6 million of these costs were paid in 2012.

10. Commitments and Contingent Liabilities
The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may still be open for the limited partners and subject to examination. As of March 31, 2013, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote.
SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are currently working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, we spent approximately $5 million related to these projects in 2012 and expect to spend approximately $15 million in 2013. We also plan to spend an additional $80 million in the 2014 to 2016 time frame. A portion of the proceeds from the Partnership offering is being used to fund $67 million of the total spending on this project. We are currently engaged in penalty negotiations with regulators and estimate our reasonably possible loss to be approximately $2.2 million.
The Company has received two NOVs from the EPA related to our Indiana Harbor cokemaking facility. The Company is working in a cooperative manner to address the allegations with the EPA, the Indiana Department of Environmental Management ("IDEM") and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant that processes hot flue gas from our Indiana Harbor cokemaking facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. We estimate that we could spend as much as $85 million on this project. We spent $14 million related to this project in 2012 and anticipate spending $60 million in 2013. While we believe there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract, such an agreement may not be reached. We expect to earn a reasonable return on our investment, and consequently the actual level of capital expenditures may depend upon the terms of an eventual agreement with our customer and DTE Energy Company, the third party investor owning a 15 percent interest in the partnership that owns the Indiana Harbor cokemaking facility. In addition, we believe that the scope of the project will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor cokemaking facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
The Southwest Ohio Air Quality Agency ("SWOAQA") also issued a NOV to our Middletown facility in November 2012. We responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Company cannot assess whether there will be a monetary penalty or any future citations, but we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Company at March 31, 2013.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at March 31, 2013.
11. Restructuring
During the first quarter of 2013, we implemented a reduction in force at our Coal Mining segment. This reduction in force resulted in the termination of 52 employees eligible to receive certain payments. The Company incurred restructuring charges of $0.9 million related to this reduction in force during the first quarter of 2013 and does not anticipate any further charges. At March 31, 2013, the remaining liability related to this restructuring was $0.5 million, which is expected to be paid out in the second quarter.

12. Share-Based Compensation
During the three months ended March 31, 2013, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 444,377 shares of common stock during the three months ended March 31, 2013 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The fair value of employee stock options granted during the three months ended March 31, 2013 was $6.00 using the following weighted-average assumptions:

Three Months Ended March 31, 2013
Risk Free Interest Rate	0.93%
Expected Term	5 years
Volatility	44%
Dividend Yield	—%
Weighted-Average Exercise Price	$16.55
The Company uses the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a direct peer group and only has a limited trading history it believes this approach provides a reasonable implied volatility.
The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
As of March 31, 2013, the Company had 2,317,785 stock options outstanding excluding the stock options issued in conjunction with the award modifications discussed below. The Company recognized compensation cost of $0.9 million during both the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $8.5 million of total unrecognized compensation cost related to these nonvested stock options. This compensation cost is expected to be recognized over the next 2 years.
Restricted Stock Units
The Company issued 268,982 restricted stock units (“RSU”) for shares of the Company’s common stock during the three months ended March 31, 2013 that vest in three annual installments beginning one year from the grant date. The fair value of the RSUs granted during the three months ended March 31, 2013 of $16.55 was based on the closing price of our common stock on the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
As of March 31, 2013, the Company had 545,782 RSUs outstanding exclusive of RSUs issued in conjunction with the award modifications discussed below. The Company recognized $0.3 million and $0.4 million in compensation expense during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $7.3 million of total unrecognized compensation cost related to these nonvested RSUs. This compensation cost is expected to be recognized over the next 2.7 years.
The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.

Performance Share Units
The Company issued 96,073 performance share units ("PSU") for shares of the Company's common stock during the three months ended March 31, 2013 that vest on December 31, 2015. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSU's granted during the three months ended March 31, 2013 is $19.56 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
The number of PSUs ultimately awarded will be adjusted based upon the following metrics: (1) 50 percent of the award will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600, this portion of the award may be adjusted between zero and 200 percent of the original units granted; and (2) 50 percent of the award will be determined by the Company's three year average pre-tax return on capital for the Company's coke business. This portion of the award may be adjusted between zero and 200 percent of the original units granted.
As of March 31, 2013, the Company had 96,073 PSUs outstanding. The Company recognized $0.1 million of compensation expense during the three months ended March 31, 2013. As of March 31, 2013, there was $1.8 million of total unrecognized compensation cost related to these nonvested PSUs. This compensation cost is expected to be recognized over the next 2.8 years.
The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors, of which 638,669 were outstanding at March 31, 2013. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining life of 4.0 years. During the three months ended March 31, 2013, 61,847 options were exercised.
At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, of which 282,277 are fully vested and exercisable. The exercise prices for these stock options range from $8.93 to $22.31 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining contractual term of 5.5 years. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. Compensation expense related to these awards during the three months ended March 31, 2013 and 2012 was not material.
At the Distribution Date, outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units, of which 88,087 had vested at March 31, 2013. As of March 31, 2013, 7,897 restricted stock units will vest over a period of less than 1 year . SunCoke Energy recorded $0.1 million in compensation expense related to these awards during both the three months ended March 31, 2013 and 2012. As of March 31, 2013, unrecognized compensation cost related to the nonvested RSUs was not material.

13. Share Repurchase Program
In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the three months ended March 31, 2013, the Company repurchased 125,000 shares on the open-market at a cost of approximately $2.1 million. As of March 31, 2013, the Company had approximately 2.8 million shares remaining available for repurchase under the Repurchase Program.
In addition to shares repurchased under the Repurchase Program discussed above, 22,984 shares were repurchased to satisfy participants' tax withholding obligations, pursuant to the terms of our LTPEP.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended March 31,
	2013	2012
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.0	70.1
Add: Effect of dilutive share-based compensation awards	0.3	0.2
Weighted-average number of shares-diluted	70.3	70.3
The potential dilutive effect of 2.5 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2013, as the shares would have been anti-dilutive. The potential dilutive effect of 2.6 million stock options and 0.2 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2012, as the shares would have been anti-dilutive.
15. Supplemental Cash Flow Information
Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Interest paid	$18.9	$19.0
Income taxes paid	$0.7	$0.7
16. Supplemental Accumulated Other Comprehensive Loss Information
Changes in the balance of accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2012	$(6.6)	$(1.3)	$(7.9)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive income	(0.5)	—	(0.5)
Net current period other comprehensive (loss) income	(0.5)	0.1	(0.4)
At March 31, 2013	$(7.1)	$(1.2)	$(8.3)

The impact on net income of reclassification adjustments out of accumulated other comprehensive loss were as follows:

Three Months Ended March 31, 2013
(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service income	$1.4
Actuarial loss	(0.6)
Total before taxes	0.8
Tax expense	(0.3)
Total net of tax	$0.5
17. Fair Value Measurements
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
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase 1.845 billion Indian Rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During the first quarter of 2013, the settlement date for these agreements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian Rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our investment was fully hedged. The Company did not elect hedge accounting treatment for these foreign exchange contracts and, therefore, the changes in the fair value of the derivative are recorded in other income, net on the consolidated statement of income.
The fair value of the foreign exchange contract at December 31, 2012 was an asset of approximately $0.6 million. In estimating the fair market value of the foreign exchange contract, the Company utilized published exchange rates at December 31, 2012 between the U.S. dollar and Indian rupee.  The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the three months ended March 31, 2013 which was recorded in other income, net on the consolidated statement of income.
Interest Rate Swaps
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. During the three months ended March 31, 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The impact of this transaction on the financial statements was not material. The remaining agreements expire 3 years from the forward effective date of October 11,

2011. Under the outstanding interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.
The fair value of the swap agreements at March 31, 2013 was a liability of approximately $0.5 million. The mark to market impact of the swap arrangements was a reduction in interest expense of $0.1 million for the three months ended March 31, 2013 and an increase in interest expense of $0.2 million for the three months ended March 31, 2012. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent consideration related to the acquisition of Harold Keene Coal Co., Inc. and affiliated companies (“HKCC”) is measured at fair value and amounted to $5.0 million at March 31, 2013. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at March 31, 2013 include (a) a risk-adjusted discount rate range of 1.333 percent to 7.927 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 105 thousand and 318 thousand tons per year. The fair value adjustments to contingent consideration increased cost of products sold by $0.2 million and decreased cost of products sold by $0.2 million for the three months ended March 31, 2013 and 2012, respectively.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2013, the estimated fair value of the Company’s debt was estimated to be $684.8 million, compared to a carrying amount of $649.0 million, which is net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
18. Business Segment Information
The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States.
The Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities are individual operating segments that have been aggregated into the Domestic Coke segment. Each of these facilities produces coke and recovers waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Domestic Coke segment have similar long-term economic characteristics.
Prior to 2011, the results of our Jewell cokemaking facility were not comparable to our other domestic cokemaking facilities due to a difference in pricing for the coal component of coke price. Beginning in January 2011, the coal component of coke price in the Jewell Coke sales agreement was changed, and as a result the economic characteristics of Jewell became similar to the Company's other domestic cokemaking facilities. Prior to 2013, the Company elected to continue to report Jewell separately due to the differences in comparability of Jewell's results caused by different coal pricing terms in pre 2011 periods versus post 2011 periods. Beginning in January 2013, Jewell has been reflected within the Domestic Coke segment as there is now consistency in Jewell's contract terms between all periods presented. Prior periods have been restated to reflect this change.

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
The Company’s Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia. Currently, a substantial portion of the coal production is sold to the Jewell cokemaking facility for conversion into coke. Some coal is also sold to other cokemaking facilities within the Domestic Coke segment. Intersegment coal revenues for sales to the Domestic Coke segment are reflective of the contract price that the facilities within the Domestic Coke segment charge their customers, which approximate the market prices for this quality of metallurgical coal.
Overhead expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net is also excluded from segment results. Identifiable assets are those assets that are utilized within a specific segment. Our investment in the Indian joint venture is included in identifiable assets within the Corporate and Other segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31, 2013
	(Dollars in millions)
	Domestic Coke	International Coke	Coal Mining	Corporate and Other	Combined
Sales and other operating revenue	$428.2	$9.7	$13.6	$—	$451.5
Intersegment sales			$32.2
Adjusted EBITDA	$61.1	$1.6	$(4.6)	$(5.8)	$52.3
Depreciation, depletion and amortization	$18.2	$0.1	$5.0	$0.6	$23.9
Capital expenditures	$23.3	$0.5	$5.8	$0.9	$30.5
Identifiable assets	$1,568.0	$61.7	$200.1	$337.6	$2,167.4

	Three Months Ended March 31, 2012
	(Dollars in millions)
	Domestic Coke	International Coke	Coal Mining	Corporate and Other	Combined
Sales and other operating revenue	$452.2	$10.0	$18.4	$—	$480.6
Intersegment sales			$45.7
Adjusted EBITDA	$54.8	$0.1	$7.4	$(6.8)	$55.5
Depreciation, depletion and amortization	$13.9	$0.1	$4.1	$0.3	$18.4
Capital expenditures	$4.2	$0.2	$4.1	$1.0	$9.5
Identifiable assets	$1,524.1	$64.6	$189.1	$141.1	$1,918.9

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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$43.9	$56.0
Add: Adjusted EBITDA attributable to noncontrolling interests	8.4	(0.5)
Adjusted EBITDA	52.3	55.5
Subtract:
Depreciation, depletion and amortization	23.9	18.4
Interest expense, net	15.8	12.0
Income tax expense	4.8	5.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	1.4	3.2
Net income	$6.4	$16.6

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Coke sales	$412.0	$436.8
Steam and electricity sales	16.2	15.5
Operating and licensing fees	9.8	10.0
Metallurgical coal sales	13.5	18.3
Sales and other operating revenue	$451.5	$480.6

19. Supplemental Condensed Consolidating Financial Information
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
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement (see Note 9 for additional information). In conjunction with the amendment, we designated Middletown Coke Company, LLC and Haverhill Coke Company LLC as unrestricted subsidiaries. As such, they are presented as "Non-Guarantor Subsidiaries." Prior periods have been restated to reflect this change.
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets:

•
a sale of a majority of the Capital Stock of a Guarantor Subsidiary to a third party, after which the Guarantor Subsidiary is no longer a "Restricted Subsidiary" in accordance with the indenture governing the Notes

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default," as defined under the indenture governing the Notes, has occurred as a result thereof

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the Notes

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied.

•
the release, other than the discharge through payments by a Guarantor Subsidiary, from its guarantee under the Credit Agreement or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the Notes

The following supplemental condensed combining and consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed combining and consolidating information, the Issuer’s investments in its subsidiaries and the Guarantor and Non-Guarantor Subsidiaries’ investments in its subsidiaries are accounted for under the equity method of accounting.

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$136.9	$314.6		$451.5
Equity in earnings of subsidiaries	13.1	19.6	—	(32.7)	—
Other income, net	—	2.4	—		2.4
Total revenues	13.1	158.9	314.6	(32.7)	453.9
Costs and operating expenses
Cost of products sold and operating expenses	—	115.6	266.8		382.4
Selling, general and administrative expenses	2.5	12.5	5.6		20.6
Depreciation, depletion and amortization	—	10.1	13.8		23.9
Total costs and operating expenses	2.5	138.2	286.2		426.9
Operating income	10.6	20.7	28.4	(32.7)	27.0
Interest income—affiliate	—	(1.8)	—	1.8	—
Interest cost—affiliate	—	—	1.8	(1.8)	—
Interest expense (income), net	9.8	(1.9)	7.9		15.8
Total financing expense, net	9.8	(3.7)	9.7		15.8
Income before income tax expense	0.8	24.4	18.7	(32.7)	11.2
Income tax (benefit) expense	(1.3)	5.0	1.1		4.8
Net income	2.1	19.4	17.6	(32.7)	6.4
Less: Net income attributable to noncontrolling interests	—	—	4.3		4.3
Net income attributable to SunCoke Energy, Inc.	$2.1	$19.4	$13.3	(32.7)	$2.1
Comprehensive income	$1.7	$18.9	$17.7	$(32.3)	$6.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.3		4.3
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$18.9	13.4	$(32.3)	$1.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Revenues
Sales and other operating revenue	$—	$161.4	$319.2		$480.6
Equity in earnings of subsidiaries	28.8	14.1	—	(42.9)	—
Other income, net	—	0.7	—		0.7
Total revenues	28.8	176.2	319.2	(42.9)	481.3
Costs and operating expenses
Cost of products sold and operating expenses	—	121.5	286.8		408.3
Selling, general and administrative expenses	2.9	11.0	6.8		20.7
Depreciation, depletion, and amortization	—	8.9	9.5		18.4
Total costs and operating expenses	2.9	141.4	303.1		447.4
Operating income	25.9	34.8	16.1	(42.9)	33.9
Interest income—affiliate	—	(1.8)	—	1.8	—
Interest expense—affiliate	—	—	1.8	(1.8)	—
Interest expense (income), net	12.1	(1.8)	1.7		12.0
Total financing (expense) income, net	12.1	(3.6)	3.5		12.0
Income before income tax expense	13.8	38.4	12.6	(42.9)	21.9
Income tax (benefit) expense	(3.1)	3.2	5.2		5.3
Net income	16.9	35.2	7.4	(42.9)	16.6
Less: Net loss attributable to noncontrolling interests	—	—	(0.3)		(0.3)
Net income attributable to SunCoke Energy, Inc.	$16.9	$35.2	$7.7	(42.9)	$16.9
Comprehensive income	$16.7	$34.8	$7.6	$(42.7)	$16.4
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(0.3)		(0.3)
Comprehensive income attributable to SunCoke Energy, Inc.	$16.7	$34.8	7.9	$(42.7)	$16.7

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$194.9	$112.2		$307.1
Receivables	—	47.7	49.3		97.0
Inventories	—	46.6	94.6		141.2
Deferred income taxes	—	2.6	—		2.6
Advances from affiliate	88.9	15.0	—	(103.9)	—
Interest receivable from affiliate	—	1.8	—	(1.8)	—
Income taxes receivable	17.3	—	8.7	(26.0)	—
Total current assets	106.2	308.6	264.8	(131.7)	547.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0		41.0
Investment in equity method investee	—	—	67.7		67.7
Properties, plants and equipment, net	—	508.0	897.1		1,405.1
Lease and mineral rights, net	—	52.4	—		52.4
Goodwill	—	9.4	—		9.4
Deferred charges and other assets	13.1	18.8	12.8	(0.8)	43.9
Investment in subsidiaries	926.0	788.0	—	(1,714.0)	—
Total assets	$1,045.3	$1,774.2	$1,583.4	$(2,235.5)	$2,167.4
Liabilities and Equity
Advances from affiliate	$—	$88.9	$15.0	$(103.9)	$—
Accounts payable	—	55.1	96.8		151.9
Current portion of long term debt	0.3	—	—		0.3
Accrued liabilities	0.5	54.0	15.3		69.8
Interest payable	6.0	—	2.0		8.0
Interest payable to affiliate	—	—	1.8	(1.8)	—
Income taxes payable	—	31.0	—	(26.0)	5.0
Total current liabilities	6.8	229.0	130.9	(131.7)	235.0
Long term debt	499.0	—	149.7		648.7
Payable to affiliate	—	300.0	89.0	(389.0)	—
Obligation for black lung benefits	—	34.6	—		34.6
Retirement benefit liabilities	—	42.1	—		42.1
Deferred income taxes	(2.3)	365.6	0.5		363.8
Asset retirement obligations	—	13.2	2.3		15.5
Other deferred credits and liabilities	0.9	16.8	—	(0.8)	16.9
Total liabilities	504.4	1,001.3	372.4	(521.5)	1,356.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2013 and December 31, 2012	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,983,178 shares at March 31, 2013	0.7	—	—		0.7
Treasury Stock, 751,512 shares at March 31, 2013	(11.8)	—	—		(11.8)
Additional paid-in capital	439.4	423.4	895.5	(1,318.9)	439.4
Accumulated other comprehensive income	(8.3)	(7.0)	(1.3)	8.3	(8.3)
Retained earnings	120.9	356.5	46.9	(403.4)	120.9
Total SunCoke Energy, Inc. stockholders’ equity	540.9	772.9	941.1	(1,714.0)	540.9
Noncontrolling interests	—	—	269.9		269.9
Total equity	540.9	772.9	1,211.0	(1,714.0)	810.8
Total liabilities and equity	$1,045.3	$1,774.2	$1,583.4	$(2,235.5)	$2,167.4

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2012
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$—	$206.9	$32.3		$239.2
Receivables	—	28.3	41.7		70.0
Inventories	—	57.2	102.9		160.1
Deferred income taxes	—	2.0	0.6		2.6
Income taxes receivable	16.1	—	0.4	(16.5)	—
Advances from affiliate	65.8	—	70.5	(136.3)	—
Total current assets	81.9	294.4	248.4	(152.8)	471.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0		41.0
Properties, plants and equipment, net	—	508.5	888.1		1,396.6
Lease and mineral rights, net	—	52.5	—		52.5
Goodwill	—	9.4	—		9.4
Deferred charges and other assets	23.0	13.2	3.4		39.6
Investment in subsidiaries	1,173.4	992.7	—	(2,166.1)	—
Total assets	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0
Liabilities and Equity
Advances from affiliate	$—	$136.3	$—	$(136.3)	$—
Accounts payable	0.5	49.0	83.4		132.9
Current portion of long term debt	3.3	—	—		3.3
Accrued liabilities	0.6	60.7	29.9		91.2
Interest payable	15.7	—	—		15.7
Income taxes payable	—	20.4	—	(16.5)	3.9
Total current liabilities	20.1	266.4	113.3	(152.8)	247.0
Long term debt	720.1	—	—		720.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Obligation for black lung benefits	—	34.8	—		34.8
Retirement benefit liabilities	—	42.4	0.1		42.5
Deferred income taxes	(1.9)	180.0	183.4		361.5
Asset retirement obligations	—	11.3	2.2		13.5
Other deferred credits and liabilities	0.9	15.5	0.3		16.7
Total liabilities	739.2	850.4	388.3	(541.8)	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2012	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,988,728 shares at December 31, 2012	0.7	—	—		0.7
Treasury stock, 603,528 shares at December 31, 2012	(9.4)	—	—		(9.4)
Additional paid-in capital	436.9	778.9	938.4	(1,717.3)	436.9
Accumulated other comprehensive income	(7.9)	(6.7)	(1.2)	7.9	(7.9)
Retained earnings	118.8	337.1	119.6	(456.7)	118.8
Total SunCoke Energy, Inc. stockholders’ equity	539.1	1,109.3	1,056.8	(2,166.1)	539.1
Noncontrolling interests	—	—	35.8		35.8
Total equity	539.1	1,109.3	1,092.6	(2,166.1)	574.9
Total liabilities and equity	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$2.1	$19.4	$17.6	$(32.7)	$6.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	10.1	13.8		23.9
Deferred income tax expense	—	2.6	—		2.6
Payments in excess of expense for retirement plans	—	(0.4)	—		(0.4)
Share-based compensation expense	1.4	—	—		1.4
Equity in earnings of subsidiaries	(13.1)	(19.6)	—	32.7	—
Changes in working capital pertaining to operating activities:
Receivables	—	(19.4)	(7.6)		(27.0)
Inventories	—	10.6	8.3		18.9
Accounts payable	(0.5)	6.1	13.4		19.0
Accrued liabilities	(0.1)	(6.7)	(14.6)		(21.4)
Interest payable	(9.7)	(1.8)	3.8		(7.7)
Income taxes payable	(1.0)	10.6	(8.3)		1.3
Other	11.1	10.5	(25.8)		(4.2)
Net cash (used in) provided by operating activities	(9.8)	22.0	0.6		12.8
Cash Flows from Investing Activities:
Capital expenditures	—	(7.7)	(22.8)		(30.5)
Investment in equity method investee	—	—	(67.7)		(67.7)
Net cash used in investing activities	—	(7.7)	(90.5)		(98.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units or SunCoke Energy Partners, L.P.	—	—	238.0		238.0
Proceeds from issuance of long-term debt	—	—	150.0		150.0
Debt issuance costs	(0.7)	—	(5.3)		(6.0)
Repayment of long-term debt	—	—	(225.0)		(225.0)
Proceeds from exercise of stock options	0.9	—	—		0.9
Repurchase of common stock	(2.4)	—	—		(2.4)
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(2.2)		(2.2)
Net increase (decrease) in advances from affiliate	12.0	(26.3)	14.3		—
Net cash provided by (used in) financing activities	9.8	(26.3)	169.8		153.3
Net (decrease) increase in cash and cash equivalents	—	(12.0)	79.9		67.9
Cash and cash equivalents at beginning of period	—	206.9	32.3		239.2
Cash and cash equivalents at end of period	$—	$194.9	$112.2		$307.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$16.9	$35.2	$7.4	$(42.9)	$16.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	8.9	9.5		18.4
Deferred income tax (benefit) expense	(0.2)	24.5	(19.9)		4.4
Payments less than expense for retirement plans	—	0.3	—		0.3
Share-based compensation expense	2.0	—	—		2.0
Equity in earnings of subsidiaries	(28.8)	(14.1)	—	42.9	—
Changes in working capital pertaining to operating activities:
Receivables	—	(12.2)	0.1		(12.1)
Inventories	—	11.1	7.8		18.9
Accounts payable	—	(22.6)	(12.6)		(35.2)
Accrued liabilities	—	(5.1)	1.5		(3.6)
Interest payable	(8.1)	1.5	(1.5)		(8.1)
Income taxes payable	(1.5)	1.6	0.2		0.3
Other	0.5	1.9	(7.4)		(5.0)
Net cash (used in) provided by operating activities	(19.2)	31.0	(14.9)		(3.1)
Cash Flows from Investing Activities:
Capital expenditures	—	(0.4)	(9.1)		(9.5)
Net cash used in investing activities	—	(0.4)	(9.1)		(9.5)
Cash Flows from Financing Activities:
Repayment of long-term debt	(0.8)	—	—		(0.8)
Proceeds from exercise of stock options	0.9	—	—		0.9
Repurchase of common stock	(1.4)	—	—		(1.4)
Net increase (decrease) in advances from affiliate	20.5	(60.5)	40.0		—
Net cash provided by (used in) financing activities	19.2	(60.5)	40.0		(1.3)
Net (decrease) increase in cash and cash equivalents	—	(29.9)	16.0		(13.9)
Cash and cash equivalents at beginning of period	—	109.4	18.1		127.5
Cash and cash equivalents at end of period	$—	$79.5	$34.1		$113.6

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
Overview
We are the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and have more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”).
During 2012, we sold approximately 4.4 million tons of coke to our three primary customers in the U.S.: ArcelorMittal, AK Steel and U.S. Steel. Our total U.S. cokemaking capacity is approximately 4.2 million tons of coke per year. We operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year. On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 400 thousand metric ton heat recovery cokemaking facility, and the facility's associated steam generation units in Odisha, India. The joint venture will sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold on the spot market.
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

We also own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2012. Our mining area consists of 13 active underground mines, two active surface mines and one active highwall mine, as well as three preparation plants and four load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia.
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

Recent Developments

•
Formation of a Master Limited Partnership. On January 24, 2013, we completed the initial public offering of a master limited partnership (“the Partnership”) through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $232.0 million of net proceeds (the "Partnership offering"). Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and reflected in noncontrolling interest on our consolidated statement of income and consolidated balance sheet beginning with the first quarter of 2013. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. Income attributable to the noncontrolling interest in the Partnership was approximately $4.9 million for the three months ended March 31, 2013.

•
International growth strategy. On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 400 thousand metric ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in the joint venture, with VISA Steel holding the remaining 51 percent. Beginning in the second quarter of 2013, we will recognize our share of earnings in the joint venture on a one-month lag. The joint venture will sell approximately one-third of its production to VISA Steel with the remainder being sold on the spot market through the joint venture. The Company continues to pursue additional investment opportunities to grow our international footprint in India.

First Quarter Key Financial Results

•	Revenues decreased 6.1 percent in the three months ended March 31, 2013 to $451.5 million primarily due to the pass-through of lower coal prices and lower coal sales in our Coal segment.

•
Net income attributable to stockholders decreased $14.8 million for the three months ended March 31, 2013, to $2.1 million, or $0.03 per share, compared with the three months ended March 31, 2012. This decrease is due to the following items:

◦	weakness in our Coal Mining segment;

◦	increased financing costs related to the write-off of debt issuance costs and original issue discount associated with our current period debt transactions which were primarily non-cash;

◦	increased income attributable to noncontrolling interest due to the IPO of the Partnership;

◦	non-cash accelerated depreciation taken on certain assets at our Indiana Harbor facility due to a change in their estimated useful lives; and

◦	unfavorable tax items.
The above decreases were partially offset by continued strong performance in our Domestic Coke segment.

•
Adjusted EBITDA was $52.3 million in the three months ended March 31, 2013 compared to $55.5 million in the same period prior year, a decrease of $3.2 million. This decrease was driven by weakness in our Coal Mining segment partially offset by continued strong performance by our cokemaking operations.

Items Impacting Comparability

•
Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production during the first quarter of 2012, ahead of previous expectations. In the three months ended March 31, 2013, the Middletown cokemaking facility produced 152 thousand tons of coke and contributed $70.0 million and $20.3 million to revenues and Adjusted EBITDA, respectively. This compares to production of 142 thousand tons of coke and contributions of $68.5 million and $11.5 million to revenues and Adjusted EBITDA, respectively, in the three months ended March 31, 2012. The 2013 period benefited from increased operating cost recovery of $4.8 million due to the change in the recovery mechanism as well as favorable comparison to prior year which included $4.0 million related to start-up costs.

•
Interest Expense, net. In connection with the closing of the Partnership offering, the Partnership repaid $225.0 million of our Term Loan and we entered into an amendment to our Credit Agreement. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan that was extinguished.

In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”). The Partnership incurred costs of $3.7 million related to the issuance of the Partnership Notes relating to fees paid to lenders and certain third parties, of which $0.8 million were recognized immediately.

•
Indiana Harbor Cokemaking Operations. In the fourth quarter of 2011, we clarified the interpretation of certain contract and billing items with our customer. As a result, coal spilled during the coke oven charging process ("Pad Coal") may not be subsequently reused for making coke for this customer, unless it is included in the coal blend at zero cost. In the first quarter of 2012, the Company recorded approximately $1.5 million in lower of cost or market adjustments on existing Pad Coal inventory and is currently remarketing this Pad Coal to other customers. Also in the first quarter of 2012, in conjunction with the work performed to address the contract and billing issues, the Company recorded a $2.8 million charge for a reduction in coke inventory.
The initial term of our Indiana Harbor coke sales agreement ends on September 30, 2013. In preparation for negotiation of a new long-term contract, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. We estimate that we could spend as much as $85 million on this refurbishment project. Additionally, we recorded accelerated depreciation of approximately $4.3 million related to the refurbishment due to the change in estimated useful lives of certain assets.

•
Income Taxes. During the three months ended March 31, 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility; $1.4 million of additional expense recorded as a result of adjusting our valuation allowance associated with state and local taxes; and $1.7 million of income tax expense to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.  SunCoke will continue to monitor obligations under the provisions of the tax sharing agreement with Sunoco, and will record adjustments as an income tax expense with a corresponding payable due to Sunoco. Prior to December 31, 2012, amounts due to Sunoco were reflected as a reduction to SunCoke Energy's equity accounts. We previously estimated our effective tax rate for 2013 to be between 7 percent and 14 percent. As a result of these items, we now estimate our full-year effective tax rate to be in the range of 14 percent to 20 percent.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Revenues
Sales and other operating revenue	$451.5	$480.6
Other income, net	2.4	0.7
Total revenues	453.9	481.3
Costs and operating expenses
Cost of products sold and operating expenses	382.4	408.3
Selling, general and administrative expenses	20.6	20.7
Depreciation, depletion and amortization	23.9	18.4
Total costs and operating expenses	426.9	447.4
Operating income	27.0	33.9
Interest expense, net	15.8	12.0
Income before income tax expense	11.2	21.9
Income tax expense	4.8	5.3
Net income	6.4	16.6
Less: Net income (loss) attributable to noncontrolling interests	4.3	(0.3)
Net income attributable to SunCoke Energy, Inc.	$2.1	$16.9
Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
Revenues. Our total revenues, net of sales discounts, were $453.9 million for the three months ended March 31, 2013 compared to $481.3 million for the corresponding period of 2012. The decrease was due primarily to the pass-through of lower coal prices within our Domestic Coke segment as well as an approximately $50 per ton decrease in coal sales prices in our Coal Mining segment and a decrease in volumes at Indiana Harbor. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment, specifically at our Middletown facility.
Costs and Operating Expenses. Total operating expenses were $426.9 million for the three months ended March 31, 2013 compared to $447.4 million for the corresponding period of 2012. The decrease in cost of products sold and operating expenses was driven primarily by reduced coal costs in our Domestic Coke segment and reduced mining costs in our Coal Mining segment due to the idling of certain mines and cost containment initiatives. These decreases were partially offset by increased depreciation, depletion and amortization expense due primarily to accelerated deprecation recorded in connection with the refurbishment of our Indiana Harbor facility.

Interest Expense, Net. Interest expense, net was $15.8 million for the three months ended March 31, 2013 compared to $12.0 million for the three months ended March 31, 2012. The increase of $3.8 million is due primarily to a $2.9 million charge incurred in the three months ended March 31, 2013 for the write-off of unamortized debt issuance costs and original issue discount related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as $0.8 million of debt issuance costs recognized immediately related to the issuance of $150 million of Partnership Notes.
Noncontrolling Interest. Income attributable to noncontrolling interest was $4.3 million for the three months ended March 31, 2013 compared to a loss of $0.3 million for the three months ended March 31, 2012. The increase is primarily due to the IPO of the Partnership during the first quarter of 2013. Income attributable to the noncontrolling interest in the Partnership was approximately $4.9 million. This increase was partially offset by decreased performance at Indiana Harbor of approximately $0.3 million.
Income Taxes. Income tax expense decreased $0.5 million to $4.8 million for the three months ended March 31, 2013 compared to $5.3 million for the corresponding period of 2012. During three months ended March 31, 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility as well as $1.7 million of income tax expense to settle potential obligations under the provisions of our tax sharing agreement with Sunoco. Nonconventional fuel tax credits decreased $1.3 million to $1.3 million for the three months ended March 31, 2013 from $2.6 million in the same period of 2012 due to the expiration of the Haverhill nonconventional fuel tax credits. The Haverhill nonconventional fuel tax credits, which expired June 30, 2012, and the Granite City nonconventional fuel tax credits which expire on September 30, 2013, have been computed on an annualized basis for determining our effective tax rate.
Our effective tax rate, after deducting income attributable to noncontrolling interests, and excluding tax credits and other adjustments discussed above, was 47.5 percent for the three months ended March 31, 2013 compared to 35.6 percent for the corresponding period of 2012. In 2013, the effective tax rate increased due to $1.4 million of additional expense recorded as a result of adjusting our valuation allowance associated with state and local taxes.  We originally estimated an effective tax rate for 2013 of between 7 percent and 14 percent. As a result of the above items, we now estimate our full-year effective tax rate to be in the range of 14 percent to 20 percent.

Results of Reportable Business Segments
We report our business results through three segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia, East Chicago, Indiana, Franklin Furnace, Ohio, Granite City, Illinois, and Middletown, Ohio, respectively.

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

Segment Financial and Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$428.2	$452.2
International Coke	9.7	10.0
Coal Mining	13.6	18.4
Coal Mining intersegment sales	32.2	45.7
Elimination of intersegment sales	(32.2)	(45.7)
Total	$451.5	$480.6
Adjusted EBITDA (1):
Domestic Coke	$61.1	$54.8
International Coke	1.6	0.1
Coal Mining	(4.6)	7.4
Corporate and Other	(5.8)	(6.8)
Total	$52.3	$55.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	101
Domestic Coke production volumes (thousands of tons)	1,051	1,068
International Coke production—operated facility (thousands of tons)	216	358
Domestic Coke sales volumes (thousands of tons)(2)	1,058	1,078
Domestic Coke Adjusted EBITDA per ton(3)	$57.75	$50.83
Coal Operating Data(4):
Coal sales volumes (thousands of tons):
Internal use	277	255
Third parties	96	118
Total	373	373
Coal production (thousands of tons)	349	375
Purchased coal (thousands of tons)	18	19
Coal sales price per ton (excludes transportation costs)(5)	$121.19	$171.31
Coal cash production cost per ton(6)	$126.78	$149.83
Purchased coal cost per ton(7)	$97.16	$81.45
Total coal production cost per ton(8)	$140.56	$158.53

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Excludes 22 thousand tons and 26 thousand tons of consigned coke sales in the three months ended March 31, 2013 and 2012, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by U.S. coke sales volumes.

(4)	Includes production from Company and contract-operated mines.

(5)	Includes sales to affiliates.

(6)
Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume. Prior periods have been restated for a change in allocation methodology which resulted in additional costs being allocated to purchased coal.

(7)
Costs of purchased raw coal divided by purchased coal volume. Prior periods have been restated for a change in allocation methodology which resulted in additional costs being allocated to purchased coal.

(8)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $13.39 and $10.88 for the three months ended March 31, 2013 and 2012, respectively.

Analysis of Segment Results
Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $24.0 million, or 5.3 percent, to $428.2 million for the three months ended March 31, 2013 compared to $452.2 million for the three months ended March 31, 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $20.8 million to the decrease. Lower volumes at Indiana Harbor of approximately 28 thousand tons contributed $12.9 million to the decrease. The volume decrease was due in part to operational inefficiencies resulting from the on-going refurbishment project. These decreases were partially offset by an 8 thousand ton increase in volumes at our other domestic cokemaking facilities, contributing approximately $3.9 million to revenues, as well as increased operating cost recovery of $3.8 million due primarily to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs at our Middletown facility. A $2.0 million increase in revenues due to higher energy sales and decreased sales discounts related to the expiration of federal income tax credits at our Haverhill facility in June 2012 further offset the decrease.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $6.3 million, or 11.5 percent, to $61.1 million for the three months ended March 31, 2013 compared to $54.8 million in the same period of 2012. Our Middletown facility contributed approximately $8.8 million to the increase in Adjusted EBITDA due to the change in the mechanism utilized to recover operating expenses discussed above and the absence of approximately $4.0 million of start-up costs recorded in the three months ended March 31, 2012. Increased coal-to-coke yields contributed an additional $8.5 million to the increase. These increases were offset by decreases of $5.7 million primarily due to increased operating and maintenance costs related to the refurbishment project at our Indiana Harbor facility. Decreased volumes of approximately 28 thousand tons at Indiana Harbor and decreased operating expense recovery contributed an additional $2.4 million and $2.9 million to the decrease, respectively.
Depreciation expense, which is not included in segment profitability, increased $4.3 million, from $13.9 million in 2012 to $18.2 million in 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility due to changes in the estimated useful lives of certain assets.
International Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $0.3 million, or 3.0 percent, to $9.7 million for the three months ended March 31, 2013 compared to $10.0 million for the same period of 2012 due primarily to a decrease in volumes of 142 thousand tons, or 39.7 percent.
Adjusted EBITDA
Adjusted EBITDA in the International Coke segment increased $1.5 million, to $1.6 million for the three months ended March 31, 2013 compared to $0.1 million for the same period of 2012. The increase is primarily due to favorable comparison to the prior year period which contained higher legal costs.
Depreciation expense, which is not included in segment profitability, was insignificant in both periods.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $18.3 million, or 28.5 percent, to $45.8 million for the three months ended March 31, 2013 compared to $64.1 million for the same period of 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $50.12 from $171.31 for the three months ended March 31, 2012 to $121.19 for the same period of 2013, reflecting overall lower coal sales prices.
Third party sales decreased $4.8 million from $18.4 million for the three months ended March 31, 2012 to $13.6 million for the three months ended March 31, 2013. The decrease is primarily related to decreased sale prices for our hi-volatile and thermal coal. Overall third party sales volumes decreased 22 thousand tons, or 18.6 percent, while sale prices decreased $19.27 per ton from $154.12 per ton for the three months ended March 31, 2012 to $134.85 per ton for the three months ended March 31, 2013.

Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $13.5 million, or 29.5 percent, to $32.2 million for the three months ended March 31, 2013 compared to $45.7 million for the same period of 2012 due primarily to a decrease in coal sales price per ton of $62.87 from $179.30 for the three months ended March 31, 2012 to $116.43 for the three months ended March 31, 2013. This decrease was partially offset by increases volumes of 22 thousand tons, or 8.6 percent.
Adjusted EBITDA
Adjusted EBITDA decreased $12.0 million, to a loss of $4.6 million for the three months ended March 31, 2013 from a gain of $7.4 million for the same period of 2012.
Adjusted EBITDA decreased in the first quarter of 2013 due primarily to decreased selling prices of over $50 per ton and a charge of $0.9 million recorded in relation to a reduction in force. This decrease was partially offset by lower production costs due to idling certain mines, upgrading equipment and operational enhancements made at our coal preparation facility.
The combined impact of these factors resulted in coal production costs decreasing from $158.53 per ton for the three months ended March 31, 2012 to $140.56 per ton for the three months ended March 31, 2013 and coal cash production costs decreasing from $149.83 per ton in 2012 to $126.78 per ton in 2013.
Depreciation expense, which is not included in segment profitability, increased $0.9 million, from $4.1 million for the three months ended March 31, 2012 to $5.0 million for the three months ended March 31, 2013 due primarily to capital expenditures for mining equipment during 2012.
Corporate and Other
Corporate expenses decreased $1.0 million to $5.8 million for the three months ended March 31, 2013 compared to $6.8 million in the same period of 2012. The decrease in corporate expenses for the three months ended March 31, 2013 was due to various factors including lower stock compensation expense, the favorable settlement of certain litigation and foreign exchange gains, which were partly offset by higher consulting fees.
Depreciation expense, which is not included in segment profitability, increased $0.3 million, from $0.3 million for the three months ended March 31, 2012 to $0.6 million for the three months ended March 31, 2013 due to assets placed in service during 2012.
Liquidity and Capital Resources
Concurrently with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Concurrently with the IPO, SunCoke Energy also issued $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
In connection with the closing of the Partnership offering, we received net proceeds from the sale of common units of $232.0 million and we repaid $225.0 million of our Term Loan and amended our Credit Agreement. The term of the Credit Agreement was extended to January 2018 and was incurred debt issuance costs of $0.7 million related to this transaction. The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. As of March 31, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of March 31, 2013, the Revolving Facility had letters of credit outstanding of $0.9 million, leaving $149.1 million available subject to the terms of the Credit Agreement.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”). The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Notes prior to February 1, 2016 by paying a "make-whole" premium. The Partnership also may redeem some or all of the Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, we also entered into a $100.0 million revolving credit facility with a term extending through January 2018, incurring issuance costs of $2.2 million. During the three months ended March 31, 2013, net proceeds from the issuance of the Senior

Notes were $146.3 million, which is net of debt issuance costs of $3.7 million. Of the total debt issuance costs associated with these facilities, approximately $0.6 million were paid during 2012.
On April 23, 2013, the Partnership, in accordance with the partnership agreement, declared a quarterly cash distribution totaling $9.8 million, $4.1 million of which will be paid to public unitholders of the Partnership. This distribution will be paid on May 31, 2013, to unitholders of record on May 15, 2013.
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net cash provided by (used in) operating activities	$12.8	$(3.1)
Net cash used in investing activities	(98.2)	(9.5)
Net cash provided by (used in) financing activities	153.3	(1.3)
Net increase (decrease) in cash and cash equivalents	$67.9	$(13.9)
Cash Flows from Operating Activities
For the three months ended March 31, 2013, net cash provided by operating activities was $12.8 million compared to net cash used in operating activities of $3.1 million in the corresponding period of 2012. The increase was primarily attributable to lower coke inventory of $18.9 million due to the sale of consigned coke and lower coal prices coupled with fewer tons. Further contributing to the increase was an increase in accounts payable of approximately $19.0 million related to the timing of payments. These increases were partially offset by increased accounts receivable due to the receipt of a customer payment of approximately $24.5 million one day subsequent to period end due to the month of March ending on a Sunday and the early settlement of an accrued sales discount liability of $12.4 million.
Cash Flows from Investing Activities
Cash used in investing activities of $98.2 million increased $88.7 million for the three months ended March 31, 2013, as compared to the corresponding period of 2012. The current year period includes our $67.7 million investment in the Indian joint venture and increased capital expenditures of approximately $21.0 million related primarily to the refurbishment of our Indiana Harbor facility and other environmental remediation projects.
For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.
Cash Flows from Financing Activities
For the three months ended March 31, 2013, net cash provided by financing activities was $153.3 million compared to net cash used in financing activities of $1.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we received proceeds of $238.0 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, and $0.9 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.0 million, the repurchase of 147,984 shares for $2.4 million and a distribution of $2.2 million to DTE Energy for their interest in our Indiana Harbor cokemaking operations.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Ongoing capital	$9.5	$8.6
Environmental remediation capital	4.8	—
Expansion capital:
Indiana Harbor	16.2	—
Coal Mining	—	0.9
Total	$30.5	$9.5
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
Our business is capital intensive, requiring capital to fund the construction or acquisition of assets and to maintain such assets. The level of future capital expenditures will depend on various factors, including market conditions and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditure levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.
Investments
On March 18, 2013 we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 400 thousand metric ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in the joint venture, with VISA Steel holding the remaining 51 percent.
Off-Balance Sheet Arrangements
The Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities in the current year.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2013. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.
Recent Accounting Standards
On January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We have elected to provide the required disclosures in a separate note to the financial statements. See Note 16.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to equity earnings in our unconsolidated affiliates. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our unconsolidated affiliates. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company's net assets.
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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$43.9	$56.0
Add: Adjusted EBITDA attributable to noncontrolling interest	8.4	(0.5)
Adjusted EBITDA	$52.3	$55.5
Subtract:
Depreciation, depletion and amortization	23.9	18.4
Interest expense, net	15.8	12.0
Income tax expense	4.8	5.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	1.4	3.2
Net income	$6.4	$16.6
Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$165.0	$190.0
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	40.0	40.0
Total Adjusted EBITDA	$205.0	$230.0
Subtract:
Depreciation, depletion and amortization	97.0	95.0
Interest expense, net	55.0	55.0
Income tax expense	7.0	14.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	6.0	6.0
Adjustments to unconsolidated affiliate earnings(2)	—	3.0
Net income	$40.0	$57.0

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders

(2)	Reflects estimated pro-rata 2013 income related to the India joint venture

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
The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and in subsequent filings could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

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

•	our dependence on, and relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default and other events affecting our ability to collect payments from our customers;

•	our significant equity interest in the Partnership;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to successfully implement our international growth strategy;

•	our ability to realize expected benefits from investments and acquisitions, including our investment in the Indian joint venture;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	incremental costs as a stand-alone public company;

•	our substantial indebtedness;

•	certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	changes in product specifications for either the coal or coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	and effects of geologic conditions, weather, or natural disasters.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s exposure to market risk since December 31, 2012.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.
Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 10 entitled “Commitments and Contingent Liabilities” to our Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)

January 1 – 31, 2013	7,110		$—	—	2,925,383
February 1 – 28, 2013	86,742		$16.58	80,000	2,845,383
March 1 – 31, 2013	54,132		$16.41	45,000	2,800,383
Total	147,984	(2)

(1)
On February 29, 2012, we reported that our Board of Directors authorized the repurchase of up to 3,500,000 shares of the Company’s common stock in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. Such authorization expires on December 31, 2015.

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
See the Exhibit Index on page 46.
**********
We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: May 1, 2013	By:	/s/ Mark E. Newman
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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.