Form 10-Q
period 2013-06-30
SunCoke Energy, Inc.
filed 2013-07-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 26, 2013, there were 70,001,070 shares of the Registrant’s 0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)
Item 1. Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$403.6	$460.7	$855.1	$941.3
Other income, net	0.1	0.2	2.5	0.9
Total revenues	403.7	460.9	857.6	942.2
Costs and operating expenses
Cost of products sold and operating expenses	332.4	377.4	714.8	785.7
Selling, general and administrative expenses	21.8	20.5	42.4	41.2
Depreciation, depletion and amortization	23.4	20.2	47.3	38.6
Total costs and operating expenses	377.6	418.1	804.5	865.5
Operating income	26.1	42.8	53.1	76.7
Interest expense, net	12.1	11.8	27.9	23.8
Income before income tax expense and loss from equity method investment	14.0	31.0	25.2	52.9
Income tax expense	1.1	7.0	5.9	12.3
Loss from equity method investment	0.2	—	0.2	—
Net income	12.7	24.0	19.1	40.6
Less: Net income attributable to noncontrolling interests	7.0	1.3	11.3	1.0
Net income attributable to SunCoke Energy, Inc.	$5.7	$22.7	$7.8	$39.6
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.08	$0.32	$0.11	$0.56
Diluted	$0.08	$0.32	$0.11	$0.56
Weighted average common shares outstanding:
Basic	70.0	70.0	70.0	70.0
Diluted	70.2	70.3	70.2	70.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$12.7	$24.0	$19.1	$40.6
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2012, respectively)	(0.5)	(0.5)	(1.0)	(0.9)
Currency translation adjustment	(3.5)	(1.1)	(3.4)	(0.9)
Comprehensive income	8.7	22.4	14.7	38.8
Less: Comprehensive income attributable to noncontrolling interests	7.0	1.3	11.3	1.0
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$21.1	$3.4	$37.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$348.1	$239.2
Receivables	59.5	70.0
Inventories	138.6	160.1
Income tax receivable	2.2	—
Deferred income taxes	2.6	2.6
Total current assets	551.0	471.9
Investment in Brazil cokemaking operations	41.0	41.0
Equity method investment	64.8	—
Properties, plants and equipment, net	1,413.6	1,396.6
Lease and mineral rights, net	52.3	52.5
Goodwill	9.4	9.4
Deferred charges and other assets	41.4	39.6
Total assets	$2,173.5	$2,011.0
Liabilities and Equity
Accounts payable	$139.3	$132.9
Current portion of long-term debt	0.5	3.3
Accrued liabilities	75.0	91.2
Interest payable	18.4	15.7
Income taxes payable	—	3.9
Total current liabilities	233.2	247.0
Long-term debt	648.5	720.1
Obligation for black lung benefits	34.4	34.8
Retirement benefit liabilities	41.5	42.5
Deferred income taxes	364.2	361.5
Asset retirement obligations	16.5	13.5
Other deferred credits and liabilities	17.8	16.7
Total liabilities	1,356.1	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,984,754 and 69,988,728 shares at June 30, 2013 and December 31, 2012, respectively	0.7	0.7
Treasury stock, 751,649 shares at June 30, 2013 and 603,528 at December 31, 2012	(11.8)	(9.4)
Additional paid-in capital	441.6	436.9
Accumulated other comprehensive loss	(12.3)	(7.9)
Retained earnings	126.6	118.8
Total SunCoke Energy, Inc. stockholders’ equity	544.8	539.1
Noncontrolling interests	272.6	35.8
Total equity	817.4	574.9
Total liabilities and equity	$2,173.5	$2,011.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$19.1	$40.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.3	38.6
Deferred income tax expense	3.4	10.0
Payments (in excess of) less than expense for retirement plans	(0.9)	1.0
Share-based compensation expense	3.6	3.5
Loss from equity method investment	0.2	—
Changes in working capital pertaining to operating activities:
Receivables	10.5	12.7
Inventories	21.5	9.7
Accounts payable	6.4	(27.3)
Accrued liabilities	(16.2)	5.7
Interest payable	2.7	(0.3)
Income taxes	(5.9)	(0.2)
Other	(2.7)	(7.3)
Net cash provided by operating activities	89.0	86.7
Cash Flows from Investing Activities:
Capital expenditures	(61.4)	(20.7)
Equity method investment	(67.7)	—
Net cash used in investing activities	(129.1)	(20.7)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	237.8	—
Proceeds from issuance of long-term debt	150.0	—
Debt issuance costs	(6.0)	—
Repayment of long-term debt	(225.0)	(1.7)
Proceeds from exercise of stock options	0.9	2.6
Repurchase of common stock	(2.4)	(4.4)
Cash distributions to noncontrolling interests	(6.3)	—
Net cash provided by (used in) financing activities	149.0	(3.5)
Net increase in cash and cash equivalents	108.9	62.5
Cash and cash equivalents at beginning of period	239.2	127.5
Cash and cash equivalents at end of period	$348.1	$190.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	39.6	39.6	1.0	40.6
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.6 million)	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(65.1)	—	—	(65.1)	—	(65.1)
Share-based compensation expense	—	—	—	—	3.5	—	—	3.5	—	3.5
Stock options exercised and RSUs vested	253,144	—	—	—	2.6	—	—	2.6	—	2.6
Shares repurchased	(299,617)	—	299,617	(4.4)	—	—	—	(4.4)	—	(4.4)
Shares issued to directors	7,186	—	—	—	0.1	—	—	0.1	—	0.1
At June 30, 2012	69,973,415	$0.7	299,617	$(4.4)	$452.4	$(8.3)	$59.6	$500.0	$35.4	$535.4
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	7.8	7.8	11.3	19.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.7 million)	—	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Currency translation adjustment	—	—	—	—	—	(3.4)	—	(3.4)	—	(3.4)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	231.8	231.8
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(6.3)	(6.3)
Share-based compensation expense	—	—	—	—	3.6	—	—	3.6	—	3.6
Stock options exercised and RSUs vested	127,997	—	—	—	1.1	—	—	1.1	—	1.1
Shares repurchased	(148,121)	—	148,121	(2.4)	—	—	—	(2.4)	—	(2.4)
Shares issued to directors	16,150	—	—	—	—	—	—	—	—	—
At June 30, 2013	69,984,754	$0.7	751,649	$(11.8)	$441.6	$(12.3)	$126.6	$544.8	$272.6	$817.4
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
On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. See Note 4.
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
Quarterly Reporting
The accompanying Consolidated Financial Statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.
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
Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $65.1 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco during the six months ended June 30, 2012. A corresponding reduction was made to SunCoke Energy's equity accounts. See Note 5.
Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012. The fees paid to Sunoco under this agreement were not material to the financial statements for the three and six months ended June 30, 2013 and 2012.
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
3. Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of the Partnership through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of proceeds, net of $24.7 million of offering costs, $6.0 million of which were paid during 2012 (the "Partnership offering"). Of these net proceeds, $67.0 million was retained by the Partnership for environmental remediation capital expenditures and $12.4 million for sales discounts related to tax credits owed to our customers. Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. We are also party to an omnibus agreement pursuant to which we will provide the Partnership with: (1) remarketing efforts upon the occurrence of certain potential adverse events under our coke sales agreements; (2) indemnification of certain environmental costs; and (3) preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership repaid $225.0 million of our Term Loan and issued $150.0 million of senior notes ("Partnership Notes"). See Note 9.
As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. The Partnership's condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, as presented below, are included in the consolidated balance sheets of SunCoke Energy.

	SunCoke Energy Partners, L.P.	SunCoke Energy Partners, L.P. Predecessor
	June 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
Assets
Cash	$115.6	$—
Receivables	26.7	27.4
Inventories	56.3	63.2
Properties, plants and equipment, net	764.0	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	7.8	4.8
Total assets	$970.4	$885.5
Liabilities and Equity
Accounts payable	48.2	41.5
Accrued liabilities	3.6	17.0
Interest payable	4.8	—
Long-term debt	149.7	225.0
Deferred income taxes	1.6	—
Other deferred credits and liabilities	0.3	0.3
Total equity	762.2	601.7
Total liabilities and parent net equity	$970.4	$885.5
On May 31, 2013, the Partnership paid a quarterly cash distribution totaling $9.8 million, of which $4.1 million was paid to public unitholders of the Partnership. On July 23, 2013, the Partnership declared a quarterly cash distribution totaling $13.5 million, of which $5.7 million will be paid to public unitholders of the Partnership. The distribution will be paid on August 30, 2013, to unitholders of record on August 15, 2013.
4. Equity Method Investment
On March 18, 2013, we completed the transaction to form a joint venture with VISA Steel. The joint venture is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in the joint venture with VISA Steel holding the remaining 51%. This investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of earnings in the joint venture on a one-month lag and began recognizing such earnings in the second quarter of 2013. We intend to permanently reinvest the earnings of the joint venture, and accordingly, no provision for U.S. income taxes has been recorded on such earnings. During the three and six months ended June 30, 2013, we recognized $0.2 million of equity losses in the joint venture.
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
Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and tax credit carryforwards, which had been reflected in SunCoke Energy’s Consolidated Balance Sheets prior to the Separation Date on a theoretical separate-return basis, were no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $229.2 million were eliminated from the Consolidated Balance Sheets, $65.1 million of which were eliminated in the six months ending June 30, 2012, with a corresponding reduction to SunCoke Energy’s equity accounts.

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as an income tax expense or benefit with a corresponding payable due to Sunoco, if necessary, when such amounts have been effectively settled under the terms of the tax sharing agreement. For the six months ending June 30, 2013, SunCoke recorded income tax expense of $1.6 million to settle potential obligations under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the utilization of all tax attributes subject to the tax sharing agreement as applicable tax returns are filed or as tax examinations progress and will record additional adjustments when necessary, consistent with the terms of the tax sharing agreement.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's income tax provision for the three and six months ended June 30, 2013 is lower than the U.S. federal statutory income tax rate principally due to the impact of earnings that are attributable to noncontrolling ownership interests in partnerships and nonconventional fuel tax credits. The income tax provision for the six months ended June 30, 2013 also includes $0.4 million related to prior period adjustments associated with local income taxes due for our Middletown facility, $1.4 million of additional valuation allowances associated with state and local taxes and $1.6 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.

The Company's income tax provision for the three and six months ended June 30, 2012 is lower than the U.S. federal statutory income tax rate principally due to the impact of nonconventional fuel tax credits.
 We have not provided U.S. income taxes on our share of earnings from our joint venture with VISA Steel as we intend to permanently reinvest the earnings of the joint venture.
6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.
These components of inventories were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Coal	$96.6	$108.0
Coke	8.9	11.8
Materials, supplies and other	33.1	32.0
Consigned coke inventory (1)	—	8.3
	$138.6	$160.1

(1)
During 2011, we estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. The Company then entered into an agreement to sell approximately 95 thousand tons of this purchased coke to a customer on a consignment basis. During 2012, the customer consumed 73 thousand tons of consigned coke and the remaining 22 thousand tons of consigned coke were consumed during the first quarter of 2013.

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
Defined benefit plan expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Interest cost on benefit obligations	0.3	0.4	0.7	0.7
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(0.9)
Amortization of actuarial losses	0.3	0.2	0.5	0.5
	$—	$—	$—	$0.3
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligations	0.4	0.4	0.7	0.9
Amortization of:
Actuarial losses	0.2	0.4	0.7	0.7
Prior service benefit	(1.4)	(1.4)	(2.9)	(2.8)
	$(0.7)	$(0.5)	$(1.3)	$(1.0)
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Accrued sales discounts(1)	$27.8	$36.2
Accrued benefits	16.4	21.5
Other taxes payable	11.5	10.9
Other	19.3	22.6
Total	$75.0	$91.2

(1)
At December 31, 2012, we had $12.4 million accrued related to sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

9. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.1 million and $1.7 million at June 30, 2013 and December 31, 2012, respectively(1)	$99.0	$323.4
7.625% senior notes, due 2019 (“Senior Notes”)	400.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”)	150.0	—
Total debt	$649.0	$723.4
Less: current portion of long-term debt	0.5	3.3
Total long-term debt	$648.5	$720.1

(1)	Borrowed under the Company's Credit Agreement on July 26, 2011, as amended ("Credit Agreement").
Concurrent with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans ("Incremental Facilities") that are available subject to the satisfaction of certain conditions. SunCoke Energy also issued $400.0 million aggregate principal amount of senior notes ("the Senior Notes") that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
As of June 30, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150.0 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of June 30, 2013, the Revolving Facility had letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement.
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
The amendment to our Credit Agreement, among other things, modified provisions to reflect the Partnership offering including (i) changing the definition of “Consolidated Net Income” to include cash distributions received by the Company or a Restricted Subsidiary from an Unrestricted Subsidiary that is controlled directly or indirectly by the Company when calculating “Consolidated Net Income”, (ii) clarifying that obligations incurred by certain subsidiaries of the Company at or about the timing of the closing of the Partnership offering shall not be included in the definition of “Indebtedness,” and (iii) permitting an allowance for Investments in Middletown Coke Company, LLC and Haverhill Coke Company LLC and certain other subsidiaries of the Company. In addition, we also designated Middletown Coke Company, LLC and Haverhill Coke Company LLC as unrestricted subsidiaries. Furthermore, the term of the Credit Agreement was extended to January 2018. We incurred debt issuance costs of $0.7 million in conjunction with this amendment which will be amortized through January 2018.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of Partnership Notes. The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, the Partnership also entered into a $100.0 million revolving credit facility with a term extending through January 2018. In conjunction with these transactions, the Partnership incurred debt issuance costs of $5.9 million, $0.8 million of which were immediately expensed and are included in interest expense, net on the consolidated statement of income, as they were related to the portion of the issuance that was considered a modification of the existing Term Loan discussed above. Approximately $0.6 million of these costs were paid in 2012.

10. Commitments and Contingent Liabilities
The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may still be open for the limited partners and subject to examination. As of June 30, 2013, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote.
SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
In June 2013, AK Steel experienced a blast furnace outage at their Middletown plant. Due to this outage, we have agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. Pursuant to the omnibus agreement, the Company anticipates remitting a quarterly make whole payment based on actual production levels to the Partnership during 2013. The Company expects to make payments totaling approximately $2 million in 2013 due to the anticipated lower coke production. In addition, the Partnership plans to provide AK Steel extended payment terms on December 2013 coke production and pursuant to our omnibus agreement, the Company will remit to the Partnership the amounts due under normal contract terms and hold the extended-term receivables with AK Steel, resulting in a shift of approximately $20 million in expected operating cash flow from 2013 to early 2014.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and a Consent Decree among the parties was lodged in federal court in June 2013. The settlement includes payment of a civil penalty, and we estimate our reasonably probable loss to be approximately $2.2 million. Further, the settlement consists of capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, we spent approximately $5 million related to these projects in 2012 and expect to spend approximately $28 million in 2013. We also plan to spend an additional $67 million in the 2014 to 2016 time frame. A portion of the proceeds from the Partnership offering is being used to fund $67 million of the total spending on this project.
The Company has received three NOVs from the EPA related to our Indiana Harbor cokemaking facility. The Company is working in a cooperative manner to address the allegations with the EPA, the Indiana Department of Environmental Management ("IDEM") and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant that processes hot flue gas from our Indiana Harbor cokemaking facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. In conjunction with the contract renewal with our customer, we are undertaking an estimated $85 million refurbishment project to improve the reliability and condition of the facility. We spent $14 million related to this project in 2012 and anticipate spending $68 million in 2013. We believe that the scope of the project will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor cokemaking facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
The Southwest Ohio Air Quality Agency ("SWOAQA") also issued a NOV to our Middletown facility in November 2012. We responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Company cannot assess whether there will be a monetary penalty or any future citations, but we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Company at June 30, 2013.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at June 30, 2013.

11. Restructuring
During the first quarter of 2013, we implemented a reduction in force at our Coal Mining segment. This reduction in force resulted in the termination of 52 employees eligible to receive certain payments. The Company incurred restructuring charges of $0.9 million related to this reduction in force during the first quarter of 2013 and does not anticipate any further charges. At June 30, 2013, there was no liability remaining related to the restructuring.
12. Share-Based Compensation
During the six months ended June 30, 2013, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 446,948 shares of common stock during the six months ended June 30, 2013 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The fair value of employee stock options granted during the six months ended June 30, 2013 was $6.00 using the following weighted-average assumptions:

Six months ended June 30,
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
As of June 30, 2013, the Company had 2,312,831 stock options outstanding excluding the stock options issued in conjunction with the award modifications discussed below. The Company recognized compensation cost of $1.2 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and compensation expense of $0.9 million and $1.8 million for the three and six months ended June 30, 2012 . As of June 30, 2013, there was $7.3 million of total unrecognized compensation cost related to these nonvested stock options. This compensation cost is expected to be recognized over the next 2 years.
Restricted Stock Units
The Company issued 273,918 restricted stock units (“RSU”) for shares of the Company’s common stock during the six months ended June 30, 2013 that vest in three annual installments beginning one year from the grant date. The fair value of the RSUs granted during the six months ended June 30, 2013 of $16.55 was based on the closing price of our common stock on the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
As of June 30, 2013, the Company had 547,369 RSUs outstanding exclusive of RSUs issued in conjunction with the award modifications discussed below. The Company recognized $0.7 million and $1.0 million in compensation expense during the three and six months ended June 30, 2013, respectively, and $0.4 million and $0.8 million of compensation expense during the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $6.6 million of total unrecognized compensation cost related to these nonvested RSUs. This compensation cost is expected to be recognized over the next 2.5 years.
The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
Performance Share Units
The Company issued 96,073 performance share units ("PSU") for shares of the Company's common stock during the six months ended June 30, 2013 that vest on December 31, 2015. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSU's granted during the six months ended June 30, 2013 is $19.56 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
The number of PSUs ultimately awarded will be adjusted based upon the following metrics: (1) 50 percent of the award will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600; and (2) 50 percent of the award will be determined by the Company's three year average pre-tax return on capital for the Company's coke business. Each portion of the award may be adjusted between zero and 200 percent of the original units granted.
As of June 30, 2013, the Company had 96,073 PSUs outstanding. The Company recognized $0.1 million and $0.2 million of compensation expense during the three and six months ended June 30, 2013, respectively. As of June 30, 2013, there was $1.7 million of total unrecognized compensation cost related to these nonvested PSUs. This compensation cost is expected to be recognized over the next 2.5 years.
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
At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors, of which 590,572 were outstanding at June 30, 2013. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining life of 3.9 years. During the six months ended June 30, 2013, 67,561 options were exercised.
At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, of which 282,277 are fully vested and exercisable. The exercise prices for these stock options range from $8.93 to $22.31 per share. The stock options expire 10 years from the date of the original grant and have a weighted average remaining contractual term of 5.0 years. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. Compensation expense related to these awards during the three and six months ended June 30, 2013 and 2012 was not material.
At the Distribution Date, outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units, of which 88,087 had vested at June 30, 2013. The remaining 7,897 restricted stock units vested on July 1, 2013. Compensation expense related to these awards was immaterial for the three and six months ended June 30, 2013. SunCoke Energy recorded $0.2 million and $0.3 million in compensation expense related to these awards during the three and six months ended June 30, 2012, respectively.

13. Share Repurchase Program
In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the six months ended June 30, 2013, the Company repurchased 125,000 shares on the open-market at a cost of approximately $2.1 million. As of June 30, 2013, the Company had approximately 2.8 million shares remaining available for repurchase under the Repurchase Program.
In addition to shares repurchased under the Repurchase Program discussed above, during the six months ended June 30, 2013, the Company withheld 23,121 shares from participants to satisfy minimum tax withholding obligations, pursuant to the terms of our LTPEP.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	70.0	70.0	70.0	70.0
Add: Effect of dilutive share-based compensation awards	0.2	0.3	0.2	0.3
Weighted-average number of shares-diluted	70.2	70.3	70.2	70.3
The potential dilutive effect of 2.9 million and 2.7 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2013 respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 2.4 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2012, as the shares would have been anti-dilutive.
15. Supplemental Cash Flow Information
Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Interest paid	$19.9	$22.1
Income taxes paid	$8.4	$2.2
16. Supplemental Accumulated Other Comprehensive Loss Information
Changes in the balance of accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2012	$(6.6)	$(1.3)	$(7.9)
Other comprehensive loss before reclassifications	—	(3.4)	(3.4)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	(1.0)
Net current period other comprehensive loss	(1.0)	(3.4)	(4.4)
At June 30, 2013	$(7.6)	$(4.7)	$(12.3)

The impact on net income of reclassification adjustments from accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
	(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service benefit	$1.4	$2.9
Actuarial loss	(0.5)	(1.2)
Total before taxes	0.9	1.7
Income tax expense	(0.4)	(0.7)
Total net of tax	$0.5	$1.0
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
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase 1.845 billion Indian Rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During the first quarter of 2013, the settlement date for these agreements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian Rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our India joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for these foreign exchange contracts and, therefore, the changes in the fair value of the derivative are recorded in other income, net on the consolidated statement of income.
The fair value of the foreign exchange contract at December 31, 2012 was an asset of approximately $0.6 million. In estimating the fair market value of the foreign exchange contract, the Company utilized published exchange rates at December 31, 2012 between the U.S. dollar and Indian rupee.  The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the six months ended June 30, 2013 which was recorded in other income, net on the consolidated statement of income.
Interest Rate Swaps
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. During the first quarter of 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The impact of this transaction on the financial statements was not material. The remaining agreements expire 3 years from the forward effective date of October 11, 2011. Under the outstanding interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.
The fair value of the swap agreements at June 30, 2013 was a liability of approximately $0.4 million. The mark to market impact of the swap arrangements was a reduction in interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively and an increase in interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent consideration related to the acquisition of Harold Keene Coal Co., Inc. and affiliated companies (“HKCC”) is measured at fair value and amounted to $4.8 million at June 30, 2013. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at June 30, 2013 include (a) a risk-adjusted discount rate range of 1.571 percent to 8.534 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 105 thousand and 318 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $0.2 million for the three months ended June 30, 2013, and there was no impact to cost of products sold for the six months ended June 30, 2013. The fair value adjustments to contingent consideration decreased cost of products sold by $0.5 million and $0.7 million for the three and six months ended June 30, 2012, respectively.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2013, the estimated fair value of the Company’s debt was estimated to be $666.7 million, compared to a carrying amount of $649.0 million, which is net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
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
The Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities are individual operating segments that have been aggregated into the Domestic Coke segment. Each of these facilities produces coke and all facilities except Jewell recover waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold. Accordingly, the Company’s management believes that the facilities in the Domestic Coke segment have similar long-term economic characteristics.
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
On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel. The joint venture is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We own a 49 percent interest in the joint venture and account for this investment under the equity method. We recognize our share of earnings in joint venture on a one-month lag and began recognizing such earnings in the second quarter of 2013. The results of our joint venture are presented below in the India Coke Segment.
With the addition of the joint venture, our operations in Brazil are no longer our only foreign coke operations and have been renamed the Brazil Coke segment. The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the United States and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$375.8	$8.0	—	$19.8	$—	$403.6
Intersegment sales				$32.9
Loss from equity method investment	$—	$—	$0.2	$—	$—	$0.2
Adjusted EBITDA	$61.3	$1.6	$0.8	$(2.6)	$(8.7)	$52.4
Depreciation, depletion and amortization	$17.4	$0.1	$—	$5.3	$0.6	$23.4
Capital expenditures	$25.0	$0.3	—	$4.5	$1.1	$30.9
Total segment assets	$1,548.2	$52.5	$64.8	$178.6	$329.4	$2,173.5

	Three Months Ended June 30, 2012
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$441.5	$9.0	$10.2	$—	$460.7
Intersegment sales			$50.6
Adjusted EBITDA	$62.4	$0.7	$9.3	$(5.6)	$66.8
Depreciation, depletion and amortization	$15.0	$0.1	$4.3	$0.8	$20.2
Capital expenditures	$5.5	$0.7	$4.9	$0.1	$11.2
Total segment assets	$1,539.8	$53.9	$193.0	$183.5	$1,970.2

	Six Months Ended June 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$804.0	$17.7	$—	33.4	$—	$855.1
Intersegment sales				65.1
Loss from equity method investment	$—	$—	$0.2	$—	$—	$0.2
Adjusted EBITDA	$122.4	$3.2	$0.8	$(7.2)	$(14.5)	$104.7
Depreciation, depletion and amortization	$35.6	$0.2	$—	$10.3	$1.2	$47.3
Capital expenditures	$48.3	$0.8	$—	10.3	$2.0	$61.4
Total segment assets	$1,548.2	$52.5	$64.8	178.6	$329.4	$2,173.5

	Six Months Ended June 30, 2012
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$893.7	$19.0	$28.6	$—	$941.3
Intersegment sales			$96.3
Adjusted EBITDA	$117.2	$0.8	$16.7	$(12.4)	$122.3
Depreciation, depletion and amortization	$28.9	$0.2	$8.4	$1.1	$38.6
Capital expenditures	$9.7	$0.9	$9.0	$1.1	$20.7
Total segment assets	$1,539.8	$53.9	$193.0	$183.5	$1,970.2

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company’s net assets.
We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of operating performance, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool.
Operating Performance. Our management uses Adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful to management in identifying trends in our performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance while neutralizing the impact of capital structure on financial results. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$41.7	$65.9	$85.6	$121.9
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	10.7	0.9	19.1	0.4
Adjusted EBITDA	52.4	66.8	104.7	122.3
Subtract:
Adjustments to loss from equity method investment	1.0	—	1.0	—
Depreciation, depletion and amortization	23.4	20.2	47.3	38.6
Interest expense, net	12.1	11.8	27.9	23.8
Income tax expense	1.1	7.0	5.9	12.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	2.1	3.8	3.5	7.0
Net income	$12.7	$24.0	$19.1	$40.6

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Coke sales	$359.7	$425.4	$771.7	$862.3
Steam and electricity sales	16.2	16.1	32.4	31.6
Operating and licensing fees	7.9	9.0	17.7	19.0
Metallurgical coal sales	19.8	10.2	33.3	28.4
Sales and other operating revenue	$403.6	$460.7	$855.1	$941.3

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$132.9	$270.7	$—	$403.6
Equity in earnings of subsidiaries	14.5	18.9	—	(33.4)	—
Other income, net	—	—	0.1	—	0.1
Total revenues	14.5	151.8	270.8	(33.4)	403.7
Costs and operating expenses
Cost of products sold and operating expenses	—	110.8	221.6	—	332.4
Selling, general and administrative expenses	3.0	12.1	6.7	—	21.8
Depreciation, depletion and amortization	—	10.5	12.9	—	23.4
Total costs and operating expenses	3.0	133.4	241.2	—	377.6
Operating income	11.5	18.4	29.6	(33.4)	26.1
Interest income—affiliate	—	(1.8)	—	1.8	—
Interest cost—affiliate	—	—	1.8	(1.8)	—
Interest expense (income), net	9.3	(2.0)	4.8	—	12.1
Total financing expense, net	9.3	(3.8)	6.6	—	12.1
Income before income tax expense and loss from equity method investment	2.2	22.2	23.0	(33.4)	14.0
Income tax (benefit) expense	(3.5)	4.9	(0.3)	—	1.1
Loss from equity method investment			0.2		0.2
Net income	5.7	17.3	23.1	(33.4)	12.7
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net income attributable to SunCoke Energy, Inc.	$5.7	$17.3	$16.1	$(33.4)	$5.7
Comprehensive income	$1.7	$16.7	$19.6	$(29.3)	$8.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$16.7	$12.6	$(29.3)	$1.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$148.1	$312.6	$—	$460.7
Equity in earnings of subsidiaries	33.8	21.0	—	(54.8)	—
Other income, net	—	0.2	—	—	0.2
Total revenues	33.8	169.3	312.6	(54.8)	460.9
Costs and operating expenses
Cost of products sold and operating expenses	—	108.9	268.5	—	377.4
Selling, general and administrative expenses	2.6	10.3	7.6	—	20.5
Depreciation, depletion, and amortization	—	9.6	10.6	—	20.2
Total costs and operating expenses	2.6	128.8	286.7	—	418.1
Operating income	31.2	40.5	25.9	(54.8)	42.8
Interest income—affiliate	—	(1.8)	—	1.8	—
Interest expense—affiliate	—	—	1.8	(1.8)	—
Interest expense (income), net	12.0	(1.9)	1.7	—	11.8
Total financing expense (income), net	12.0	(3.7)	3.5	—	11.8
Income before income tax expense	19.2	44.2	22.4	(54.8)	31.0
Income tax (benefit) expense	(3.5)	4.9	5.6	—	7.0
Net income	22.7	39.3	16.8	(54.8)	24.0
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3
Net income attributable to SunCoke Energy, Inc.	$22.7	$39.3	$15.5	$(54.8)	$22.7
Comprehensive income	$21.1	$38.8	$15.7	$(53.2)	$22.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.3	—	1.3
Comprehensive income attributable to SunCoke Energy, Inc.	$21.1	$38.8	$14.4	$(53.2)	$21.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$269.8	$585.3	$—	$855.1
Equity in earnings of subsidiaries	27.6	38.5	—	(66.1)	—
Other income, net	—	2.4	0.1	—	2.5
Total revenues	27.6	310.7	585.4	(66.1)	857.6
Costs and operating expenses
Cost of products sold and operating expenses	—	226.4	488.4	—	714.8
Selling, general and administrative expenses	5.5	24.6	12.3	—	42.4
Depreciation, depletion and amortization	—	20.6	26.7	—	47.3
Total costs and operating expenses	5.5	271.6	527.4	—	804.5
Operating income	22.1	39.1	58.0	(66.1)	53.1
Interest income—affiliate	—	(3.6)	—	3.6	—
Interest cost—affiliate	—	—	3.6	(3.6)	—
Interest expense (income), net	19.1	(3.9)	12.7	—	27.9
Total financing expense, net	19.1	(7.5)	16.3	—	27.9
Income before income tax expense and loss from equity method investment	3.0	46.6	41.7	(66.1)	25.2
Income tax (benefit) expense	(4.8)	9.9	0.8	—	5.9
Loss from equity method investment	—	—	0.2	—	0.2
Net income	7.8	36.7	40.7	(66.1)	19.1
Less: Net income attributable to noncontrolling interests	—	—	11.3	—	11.3
Net income attributable to SunCoke Energy, Inc.	$7.8	$36.7	$29.4	$(66.1)	$7.8
Comprehensive income	$3.4	$35.6	$37.3	$(61.6)	$14.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.3	—	11.3
Comprehensive income attributable to SunCoke Energy, Inc.	$3.4	$35.6	$26.0	$(61.6)	$3.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$309.5	$631.8	$—	$941.3
Equity in earnings of subsidiaries	62.6	35.1	—	(97.7)	—
Other income, net	—	0.9	—	—	0.9
Total revenues	62.6	345.5	631.8	(97.7)	942.2
Costs and operating expenses
Cost of products sold and operating expenses	—	230.4	555.3	—	785.7
Selling, general and administrative expenses	5.5	21.3	14.4	—	41.2
Depreciation, depletion, and amortization	—	18.5	20.1	—	38.6
Total costs and operating expenses	5.5	270.2	589.8	—	865.5
Operating income	57.1	75.3	42.0	(97.7)	76.7
Interest income—affiliate	—	(3.6)	—	3.6	—
Interest expense—affiliate	—	—	3.6	(3.6)	—
Interest expense (income), net	24.1	(3.7)	3.4		23.8
Total financing expense (income), net	24.1	(7.3)	7.0	—	23.8
Income before income tax expense	33.0	82.6	35.0	(97.7)	52.9
Income tax (benefit) expense	(6.6)	8.1	10.8	—	12.3
Net income	39.6	74.5	24.2	(97.7)	40.6
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0
Net income attributable to SunCoke Energy, Inc.	$39.6	$74.5	$23.2	$(97.7)	$39.6
Comprehensive income	$37.8	$73.6	$23.3	$(95.9)	$38.8
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.0	—	1.0
Comprehensive income attributable to SunCoke Energy, Inc.	$37.8	$73.6	$22.3	$(95.9)	$37.8

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$—	$207.5	$140.6	$—	$348.1
Receivables	—	26.7	32.8	—	59.5
Inventories	—	45.8	92.8	—	138.6
Deferred income taxes	—	2.6	—	—	2.6
Advances from affiliate	79.9	37.8	—	(117.7)	—
Interest receivable from affiliate	—	3.6	—	(3.6)	—
Income taxes receivable	26.3	—	9.6	(33.7)	2.2
Total current assets	106.2	324.0	275.8	(155.0)	551.0
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment	—	—	64.8	—	64.8
Properties, plants and equipment, net	—	505.2	908.4	—	1,413.6
Lease and mineral rights, net	—	52.3	—	—	52.3
Goodwill	—	9.4	—	—	9.4
Deferred income taxes	3.7	—	—	(3.7)	—
Deferred charges and other assets	12.6	17.9	12.1	(1.2)	41.4
Investment in subsidiaries	936.7	772.0	—	(1,708.7)	—
Total assets	$1,059.2	$1,769.8	$1,602.1	$(2,257.6)	$2,173.5
Liabilities and Equity
Advances from affiliate	$—	$79.9	$37.8	$(117.7)	$—
Accounts payable	—	49.4	89.9	—	139.3
Current portion of long term debt	0.5	—	—	—	0.5
Accrued liabilities	0.4	59.2	15.4	—	75.0
Interest payable	13.6	—	4.8	—	18.4
Interest payable to affiliate	—	—	3.6	(3.6)	—
Income taxes payable	—	33.7	—	(33.7)	—
Total current liabilities	14.5	222.2	151.5	(155.0)	233.2
Long term debt	498.9	—	149.6	—	648.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Obligation for black lung benefits	—	34.4	—	—	34.4
Retirement benefit liabilities	—	41.5	—	—	41.5
Deferred income taxes	—	367.1	0.8	(3.7)	364.2
Asset retirement obligations	—	14.2	2.3	—	16.5
Other deferred credits and liabilities	1.0	18.0	—	(1.2)	17.8
Total liabilities	514.4	997.4	393.2	(548.9)	1,356.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2013 and December 31, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,984,754 shares at June 30, 2013	0.7	—	—	—	0.7
Treasury Stock, 751,649 shares at June 30, 2013	(11.8)	—	—	—	(11.8)
Additional paid-in capital	441.6	406.1	878.1	(1,284.2)	441.6
Accumulated other comprehensive income	(12.3)	(7.5)	(4.8)	12.3	(12.3)
Retained earnings	126.6	373.8	63.0	(436.8)	126.6
Total SunCoke Energy, Inc. stockholders’ equity	544.8	772.4	936.3	(1,708.7)	544.8
Noncontrolling interests	—	—	272.6	—	272.6
Total equity	544.8	772.4	1,208.9	(1,708.7)	817.4
Total liabilities and equity	$1,059.2	$1,769.8	$1,602.1	$(2,257.6)	$2,173.5

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2012
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$—	$206.9	$32.3	$—	$239.2
Receivables	—	28.3	41.7	—	70.0
Inventories	—	57.2	102.9	—	160.1
Deferred income taxes	—	2.0	0.6	—	2.6
Income taxes receivable	16.1	—	0.4	(16.5)	—
Advances from affiliate	65.8	—	70.5	(136.3)	—
Total current assets	81.9	294.4	248.4	(152.8)	471.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	508.5	888.1	—	1,396.6
Lease and mineral rights, net	—	52.5	—	—	52.5
Goodwill	—	9.4	—	—	9.4
Deferred charges and other assets	23.0	13.2	3.4	—	39.6
Investment in subsidiaries	1,173.4	992.7	—	(2,166.1)	—
Total assets	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0
Liabilities and Equity
Advances from affiliate	$—	$136.3	$—	$(136.3)	$—
Accounts payable	0.5	49.0	83.4	—	132.9
Current portion of long term debt	3.3	—	—	—	3.3
Accrued liabilities	0.6	60.7	29.9	—	91.2
Interest payable	15.7	—	—	—	15.7
Income taxes payable	—	20.4	—	(16.5)	3.9
Total current liabilities	20.1	266.4	113.3	(152.8)	247.0
Long term debt	720.1	—	—	—	720.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Obligation for black lung benefits	—	34.8	—	—	34.8
Retirement benefit liabilities	—	42.4	0.1	—	42.5
Deferred income taxes	(1.9)	180.0	183.4	—	361.5
Asset retirement obligations	—	11.3	2.2	—	13.5
Other deferred credits and liabilities	0.9	15.5	0.3	—	16.7
Total liabilities	739.2	850.4	388.3	(541.8)	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,988,728 shares at December 31, 2012	0.7	—	—	—	0.7
Treasury stock, 603,528 shares at December 31, 2012	(9.4)	—	—	—	(9.4)
Additional paid-in capital	436.9	778.9	938.4	(1,717.3)	436.9
Accumulated other comprehensive income	(7.9)	(6.7)	(1.2)	7.9	(7.9)
Retained earnings	118.8	337.1	119.6	(456.7)	118.8
Total SunCoke Energy, Inc. stockholders’ equity	539.1	1,109.3	1,056.8	(2,166.1)	539.1
Noncontrolling interests	—	—	35.8	—	35.8
Total equity	539.1	1,109.3	1,092.6	(2,166.1)	574.9
Total liabilities and equity	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$7.8	$36.7	$40.7	$(66.1)	$19.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	20.6	26.7	—	47.3
Deferred income tax expense	—	3.4	—	—	3.4
Payments in excess of expense for retirement plans	—	(0.9)	—	—	(0.9)
Share-based compensation expense	3.6	—	—	—	3.6
Equity in earnings of subsidiaries	(27.6)	(38.5)	—	66.1	—
Loss from equity method investment	—	—	0.2	—	0.2
Changes in working capital pertaining to operating activities:
Receivables	—	1.6	8.9	—	10.5
Inventories	—	11.4	10.1	—	21.5
Accounts payable	(0.5)	0.4	6.5	—	6.4
Accrued liabilities	(0.2)	(1.5)	(14.5)	—	(16.2)
Interest payable	(2.1)	(3.6)	8.4	—	2.7
Income taxes payable	(10.0)	13.3	(9.2)	—	(5.9)
Other	10.4	(3.4)	(9.7)	—	(2.7)
Net cash (used in) provided by operating activities	(18.6)	39.5	68.1	—	89.0
Cash Flows from Investing Activities:
Capital expenditures	—	(14.4)	(47.0)	—	(61.4)
Equity method investment	—	—	(67.7)	—	(67.7)
Net cash used in investing activities	—	(14.4)	(114.7)	—	(129.1)
Cash Flows from Financing Activities:
Proceeds from issuance of common units or SunCoke Energy Partners, L.P.	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Debt issuance costs	(0.7)	—	(5.3)	—	(6.0)
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Repurchase of common stock	(2.4)	—	—	—	(2.4)
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(6.3)	—	(6.3)
Net increase (decrease) in advances from affiliate	20.8	(24.5)	3.7	—	—
Net cash provided by (used in) financing activities	18.6	(24.5)	154.9	—	149.0
Net (decrease) increase in cash and cash equivalents	—	0.6	108.3	—	108.9
Cash and cash equivalents at beginning of period	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of period	$—	$207.5	$140.6	$—	$348.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$39.6	$74.5	$24.2	$(97.7)	$40.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	18.5	20.1	—	38.6
Deferred income tax (benefit) expense	—	28.3	(18.3)	—	10.0
Payments less than expense for retirement plans	—	0.8	0.2	—	1.0
Share-based compensation expense	3.5	—	—		3.5
Equity in earnings of subsidiaries	(62.6)	(35.1)	—	97.7	—
Changes in working capital pertaining to operating activities:
Receivables	—	(5.1)	17.8	—	12.7
Inventories	—	5.8	3.9	—	9.7
Accounts payable	—	(33.8)	6.5	—	(27.3)
Accrued liabilities	—	2.3	3.4	—	5.7
Interest payable	(0.3)	(0.3)	0.3	—	(0.3)
Income taxes payable	(5.8)	4.2	1.4	—	(0.2)
Other	0.2	(4.9)	(2.6)	—	(7.3)
Net cash (used in) provided by operating activities	(25.4)	55.2	56.9	—	86.7
Cash Flows from Investing Activities:
Capital expenditures	—	(8.0)	(12.7)	—	(20.7)
Net cash used in investing activities	—	(8.0)	(12.7)	—	(20.7)
Cash Flows from Financing Activities:
Repayment of long-term debt	(1.7)	—	—	—	(1.7)
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Repurchase of common stock	(4.4)	—	—	—	(4.4)
Net increase (decrease) in advances from affiliate	28.9	(30.9)	2.0	—	—
Net cash provided by (used in) financing activities	25.4	(30.9)	2.0	—	(3.5)
Net (decrease) increase in cash and cash equivalents	—	16.3	46.2	—	62.5
Cash and cash equivalents at beginning of period	—	109.4	18.1	—	127.5
Cash and cash equivalents at end of period	$—	$125.7	$64.3	$—	$190.0

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
During 2012, we sold approximately 4.4 million tons of coke to our three primary customers in the U.S.: ArcelorMittal, AK Steel and U.S. Steel. Our total U.S. cokemaking stated capacity is approximately 4.2 million tons of coke per year. We operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year. On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited (the "joint venture"). The joint venture is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. The joint venture will sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold on the spot market.
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

The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat

Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2013	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Phase II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA Suncoke(2)	Odisha, India	Various	2013	NA	88	440	Steam for power generation
Total					1,238	6,380

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which include both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

(2)	Cokemaking capacity respresents 100% of VISA SunCoke, our 49% joint venture with VISA Steel.
We also own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2012. Our mining area consists of 10 active underground mines, two active surface mines and one active highwall mine, as well as three preparation plants and three load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia.
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

Recent Developments

•
Formation of a Master Limited Partnership. On January 24, 2013, we completed the initial public offering of a master limited partnership (“the Partnership”) through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds (the "Partnership offering"). Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and reflected in noncontrolling interest on our consolidated statement of income and consolidated balance sheet beginning with the first quarter of 2013. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. Income attributable to the noncontrolling interest in the Partnership was approximately $6.7 million and $11.6 million for the three and six months ended June 30, 2013, respectively.

•
International growth strategy. On March 18, 2013, we completed the transaction to form a joint venture with VISA Steel in India. The joint venture is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in the joint venture, with VISA Steel holding the remaining 51 percent. The investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of earnings in the joint venture on a one-month lag. The joint venture will sell approximately one-third of its production to VISA Steel with the remainder being sold on the spot market. The Company continues to pursue additional investment opportunities to grow our international footprint in India.

•
Coal handling transaction. On June 26, 2013, the Partnership announced that it reached an agreement in principle to acquire the assets and business operations of Lakeshore Coal Handling Corporation (“Lakeshore”) for a proposed purchase price of $29.6 million. This is expected to be an all cash transaction and is anticipated to close in the third quarter of 2013, subject to execution of a definitive agreement and customary closing conditions. Previously, purchase option rights to Lakeshore were held by the entity that owns Indiana Harbor pursuant to the terms of its contract with Lakeshore. Concurrent with the closing of the transaction, the Partnership will pay $1.8 million to DTE Energy Company, the third party investor owning a 15.0 percent interest in the entity that owns Indiana Harbor, in exchange for the option to purchase Lakeshore. We expect Adjusted EBITDA of approximately $2 million from Lakeshore during the balance of 2013, excluding the $1.8 million payment to DTE Energy Company.

•
AK Steel Middletown outage. We cooperated with AK Steel on its projected second half of 2013 coke needs after a recent blast furnace outage at their Middletown plant. Specifically, due to this outage, we have agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. In addition, we plan to provide AK Steel extended payment terms on December 2013 coke production of 50 thousand tons, resulting in a shift of approximately $20 million in expected operating cash flow from 2013 to early 2014. Beyond the change in expected cash flow from operations, these anticipated changes are not expected to have a material impact on our coke production, Adjusted EBITDA and earnings per share guidance.

Second Quarter Key Financial Results

•
Revenues decreased 12.4 percent in the three months ended June 30, 2013 to 403.7 million primarily due to the pass-through of lower coal prices in our cokemaking business and a $52.55 per ton decline in average coal sales price partly offset by higher coal sales volume.

•
Net income attributable to stockholders decreased $17.0 million for the three months ended June 30, 2013, to $5.7 million, or $0.08 per share, compared with the three months ended June 30, 2012. This decrease is due to the following items:

◦	weakness in our Coal Mining segment;

◦	increased income attributable to noncontrolling interest due to the IPO of the Partnership; and

◦	non-cash accelerated depreciation taken on certain assets at our Indiana Harbor facility due to a change in their estimated useful lives as a major refurbishment is underway.

◦
corporate expenses increased $3.1 million to $8.7 million for the three months ended June 30, 2013 reflecting increased legal expenses, higher incentive stock compensation and public company costs associated with our master limited partnership.

•
Adjusted EBITDA was $52.4 million in the three months ended June 30, 2013 compared to $66.8 million in the same period prior year, a decrease of $14.4 million. This decrease was driven by weakness in our Coal Mining segment.

Items Impacting Comparability

•
Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production during the first quarter of 2012. In the three months ended June 30, 2013, the Middletown cokemaking facility produced 158 thousand tons of coke and contributed $65.0 million and $18.5 million to revenues and Adjusted EBITDA, respectively. This compares to production of 153 thousand tons of coke and contributions of $72.0 million and $14.0 million to revenues and Adjusted EBITDA, respectively, in the three months ended June 30, 2012. In the six months ended June 30, 2013, the Middletown cokemaking facility produced 310 thousand tons of coke and contributed $135.0 million and $38.8 million to revenues and Adjusted EBITDA, respectively. This compares to production of 295 thousand tons of coke and contributions of $140.5 million and $25.5 million to revenues and Adjusted EBITDA, respectively, in the six months ended June 30, 2012. Middletown revenue for the three and six months ended June 30, 2013 benefited from increased operating cost recovery of $1.5 million and $3.6 million, respectively, due to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs. Middletown Adjusted EBITDA for the three and six months ended June 30, 2012 included higher costs and lower than expected coal-to-coke yield performance of $1.5 million and $5.5 million ($4.0 million related to start up activities), respectively.

•
Interest Expense, net. In connection with the closing of the Partnership offering in the first quarter of 2013, the Partnership repaid $225.0 million of our seven-year term loan ("Term Loan") and we entered into an amendment to our Credit Agreement. The weighted average interest rate for borrowings outstanding under the Term Loan during 2012 was 4.07 percent. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan that was extinguished.

In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”) that have an interest rate of 7.375 percent. The Partnership incurred costs of $3.7 million related to the issuance of the Partnership Notes relating to fees paid to lenders and certain third parties, of which $0.8 million were recognized immediately. Comparability of interest expense between periods was affected by higher interest rates partially offset by lower debt balances after the closing of the Partnership offering and related transactions.

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

The initial term of our Indiana Harbor coke sales agreement ends on September 30, 2013. During 2011, in preparation for negotiation of a new long-term contract, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. We began the work in July 2012 and spent approximately $14 million in 2012. We expect to spend another $68 million in 2013 and anticipate spending up to $85 million in total on the project. While we believe there is a reasonable likelihood that we will reach agreement with our customer for a new long-term contract in which we expect to earn a reasonable return on our investment, such an agreement may not be reached. Additionally, we recorded accelerated depreciation of approximately $3.1 million and $7.4 million, respectively, in the three and six months ended June 30, 2013 related to the refurbishment due to the change in estimated useful lives of certain assets being replaced in the project.

•
Income Taxes. During the first and second quarter of 2013, we recorded $0.4 million related to prior period adjustments associated with local income taxes due for our Middletown facility; $1.4 million of additional expense recorded as a result of adjusting our valuation allowance associated with state and local taxes; and $1.6 million of income tax expense to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.  SunCoke will continue to monitor obligations under the provisions of the tax sharing agreement with Sunoco and will record adjustments as an income tax expense with a corresponding payable due to Sunoco. Prior to December 31, 2012, amounts due to Sunoco were reflected as a reduction to SunCoke Energy's equity accounts. We previously estimated our effective tax rate for 2013 to be between 7 percent and 14 percent. As a result of these items, we estimate our full-year effective tax rate to be in the range of 14 percent to 20 percent.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in millions)
Revenues
Sales and other operating revenue	$403.6	$460.7	$855.1	$941.3
Other income, net	0.1	0.2	2.5	0.9
Total revenues	403.7	460.9	857.6	942.2
Costs and operating expenses
Cost of products sold and operating expenses	332.4	377.4	714.8	785.7
Selling, general and administrative expenses	21.8	20.5	42.4	41.2
Depreciation, depletion and amortization	23.4	20.2	47.3	38.6
Total costs and operating expenses	377.6	418.1	804.5	865.5
Operating income	26.1	42.8	53.1	76.7
Interest expense, net	12.1	11.8	27.9	23.8
Income before income tax expense and loss from equity method investment	14.0	31.0	25.2	52.9
Income tax expense	1.1	7.0	5.9	12.3
Loss from equity method investment	0.2	—	0.2	—
Net income	12.7	24.0	19.1	40.6
Less: Net income attributable to noncontrolling interests	7.0	1.3	11.3	1.0
Net income attributable to SunCoke Energy, Inc.	$5.7	$22.7	$7.8	$39.6
Revenues. Our total revenues, net of sales discounts, were $403.7 million and $460.9 million for the three months ended June 30, 2013 and 2012, respectively and $857.6 million and $942.2 million for the six months ended June 30, 2013 and 2012, respecitvely. The decreases were due primarily to the pass-through of lower coal prices within our Domestic Coke segment as well as an approximately $50 per ton decrease in coal sales prices in our Coal Mining segment and a decrease in volumes at Indiana Harbor. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment, specifically at our Middletown facility and higher sales volumes at Middletown and Haverhill.
Costs and Operating Expenses. Total operating expenses were $377.6 million and $418.1 million for the three months ended June 30, 2013 and 2012 , respectively and were $804.5 million and $865.5 million for the six months ended June 30, 2013 and 2012, respectively. The decreases in cost of products sold and operating expenses was driven primarily by reduced coal costs in our Domestic Coke segment and reduced mining costs in our Coal Mining segment due to the idling of certain mines and cost containment initiatives. These decreases were partially offset by increased depreciation, depletion and amortization expense due primarily to accelerated deprecation recorded in connection with the refurbishment of our Indiana Harbor facility.
Interest Expense, Net. Interest expense, net was $12.1 million and $11.8 million for the three months ended June 30, 2013 and 2012, respectively and $27.9 million and $23.8 million for the six months ended June 30, 2013 and 2012, respectively.  Concurrent with the IPO, we issued $150.0 million in Partnership Notes with an interest rate of 7.375 percent and repaid $225.0 million of the Term Loan. The weighted average interest rate for borrowings outstanding under the Term Loan during 2012 was 4.07 percent.
The increase of $4.1 million for the six months ended June 30, 2013 was due primarily to a $2.9 million charge incurred in the six months ended June 30, 2013 for the write-off of unamortized debt issuance costs and original issue discount related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as $0.8 million of debt issuance costs recognized immediately related to the issuance of $150.0 million of Partnership Notes. The remaining increase of $0.4 million was primarily due to higher interest rates partially offset by lower debt balances after the closing of the Partnership offering and related transactions.
Income Taxes. Income tax expense decreased $5.9 million to $1.1 million for the three months ended June 30, 2013 compared to $7.0 million for the corresponding period of 2012. The decrease is due principally to lower overall earnings as well as higher earnings attributable to noncontrolling interests in partnerships resulting from the Partnership offering in January 2013, partially offset by lower nonconventional fuel tax credits due to the expiration of the Haverhill credits on June 30, 2012.

Income tax expense decreased $6.4 million to $5.9 million for the six months ended June 30, 2013 compared to $12.3 million for the corresponding period of 2012. The decrease is due principally to lower overall earnings as well as higher earnings attributable to noncontrolling interests in partnerships resulting from the Partnership offering in January 2013, partially offset by lower nonconventional fuel tax credits due to the expiration of the Haverhill credits on June 30, 2012. In addition, the income tax provision for the six months months ended June 30, 2013 also includes $0.4 million related to prior period adjustments associated with local income taxes due for our Middletown facility, $1.4 million of additional valuation allowances associated with state and local taxes, and $1.6 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.
Loss from Equity Method Investment. We recognize our share of earnings in the joint venture on a one-month lag and began recognizing such earnings in the second quarter of 2013. Loss from equity method investment of $0.2 million in the three and six months ended June 30, 2013 represented our proportionate share of joint venture losses and included incremental depreciation and amortization of $1.0 million in both periods.
Noncontrolling Interest. Income attributable to noncontrolling interest was $7.0 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively and was $11.3 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. The increases are primarily due to the IPO of the Partnership during the first quarter of 2013. Income attributable to the noncontrolling interest in the Partnership was approximately $6.7 million for the three months ended June 30, 2013 and $11.6 million for the six months ended June 30, 2013. These increases were partially offset by decreased performance at Indiana Harbor which reduced noncontrolling interest by approximately $1.0 million and $1.3 million for the three and six months ended June 30, 2013, respectively.

Results of Reportable Business Segments
We report our business results through four segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia, East Chicago, Indiana, Franklin Furnace, Ohio, Granite City, Illinois, and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with Visa Steel in Odisha, India.

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia.
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

Segment Financial and Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$375.8	$441.5	$804.0	$893.7
Brazil Coke	8.0	9.0	17.7	19.0
Coal Mining	$19.8	10.2	$33.4	28.6
Coal Mining intersegment sales	$32.9	50.6	$65.1	96.3
Elimination of intersegment sales	(32.9)	(50.6)	(65.1)	(96.3)
Total	$403.6	$460.7	$855.1	$941.3
Adjusted EBITDA (1):
Domestic Coke	$61.3	$62.4	$122.4	$117.2
Brazil Coke	1.6	0.7	3.2	0.8
India Coke	0.8	—	0.8	—
Coal Mining	$(2.6)	9.3	$(7.2)	16.7
Corporate and Other	(8.7)	(5.6)	(14.5)	(12.4)
Total	$52.4	$66.8	$104.7	$122.3
Coke Operating Data:
Domestic Coke capacity utilization (%)	102	104	101	103
Domestic Coke production volumes (thousands of tons)	1,081	1,095	2,132	2,163
Domestic Coke sales volumes (thousands of tons)(2)	1,074	1,074	2,132	2,152
Domestic Coke Adjusted EBITDA per ton(3)	$57.08	$58.10	$57.41	$54.46
Brazil Coke production—operated facility (thousands of tons)	217	302	433	660
India Coke sales volumes (thousands of tons)(4)	26	—	26	—
Coal Operating Data(5):
Coal sales volumes (thousands of tons):
Internal use	281	285	558	540
Third parties	176	80	272	198
Total	457	365	830	738
Coal production (thousands of tons)	367	401	716	776
Purchased coal (thousands of tons)	91	4	109	23
Coal sales price per ton (excludes transportation costs)(6)	$114.18	$166.73	$117.33	$169.05
Coal cash production cost per ton(7)	$117.36	$136.69	$121.96	$143.38
Purchased coal cost per ton(8)	$109.34	$140.60	$107.32	$80.81
Total coal production cost per ton(9)	$127.49	$147.81	$133.36	$153.24

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
Excludes 1 thousand tons of consigned coke sales in the three months ended June 30, 2012, and 22 thousand and 27 thousand tons of consigned coke sales in the six months ended June 30, 2013 and 2012, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by U.S. coke sales volumes.

(4)	Represents 49% of VISA SunCoke sales volumes.

(5)	Includes production from Company and contract-operated mines.

(6)	Includes sales to affiliates.

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

(9)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $11.68 and $11.79 for the three months ended June 30, 2013 and 2012, respectively and $12.45 and $11.33 for the six months ended June 30, 2013 and 2012, respectively.

Analysis of Segment Results
Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $65.7 million, or 14.9 percent, to $375.8 million for the three months ended June 30, 2013 compared to $441.5 million for the three months ended June 30, 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $68.8 million to the decrease. Lower volumes at Indiana Harbor of approximately 22 thousand tons contributed an additional $9.2 million to the decrease. The volume decrease was due in part to operational inefficiencies resulting from the on-going refurbishment project. These decreases were partially offset by a 23 thousand ton increase in volumes at our other domestic cokemaking facilities, contributing approximately $9.1 million to revenues. The remaining increase of $3.2 million was primarily due to higher operating cost recovery related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs at our Middletown facility.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $1.1 million, or 1.8 percent, to $61.3 million for the three months ended June 30, 2013 compared to $62.4 million in the same period of 2012. The decrease was primarily due to our Indiana Harbor facility. Lower operating expense recovery at Indiana Harbor contributed $1.5 million to the decrease in Adjusted EBITDA. Decreased volumes at Indiana Harbor of 22 thousand tons contributed an additional $1.9 million to the decrease in Adjusted EBITDA. These decreases were offset by increased volumes at our domestic cokemaking facilities other than Indiana Harbor and improved coal-to-coke performance at our domestic cokemaking facilities other than Indiana Harbor which contributed $1.4 million and $0.9 million, respectively to Adjusted EBITDA.
Depreciation expense, which is not included in segment profitability, increased $2.4 million, from $15.0 million in 2012 to $17.4 million in 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility due to changes in the estimated useful lives of certain assets being replaced in the project.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.0 million, or 11.1 percent, to $8.0 million for the three months ended June 30, 2013 compared to $9.0 million for the same period of 2012 due primarily to a decrease in volumes of 85 thousand tons, or 28.1 percent.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $0.9 million, to $1.6 million for the three months ended June 30, 2013 compared to $0.7 million for the same period of 2012. The increase is primarily due to favorable comparison to the prior year period, which contained a higher allocation of corporate costs.
Depreciation expense, which is not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our share of earnings in the joint venture on a one-month lag and began recognizing such earnings in the second quarter of 2013. Adjusted EBITDA was $0.8 million on coke sales of nearly 26 thousand tons. Performance in the period was affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increase Chinese coke imports, and shipping delays and trade finance challenges related to securing our coal supply. We expect these difficulties will continue through third quarter and our focus remains on stabilizing coal supply and managing the operations together with our partner.

Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $8.1 million, or 13.3 percent, to $52.7 million for the three months ended June 30, 2013 compared to $60.8 million for the same period of 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $52.55 from $166.73 for the three months ended June 30, 2012 to $114.18 for the same period of 2013, reflecting overall lower coal sales prices.
Third party sales increased $9.6 million from $10.2 million for the three months ended June 30, 2012 to $19.8 million for the three months ended June 30, 2013. The increase is primarily related to increased volumes of approximately 96 thousand tons, or 120.0 percent, partially offset by a decrease in sale prices of $17.73 per ton from $127.75 for the three months ended June 30, 2012 to $110.02 for the three months ended June 30, 2013.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $17.7 million, or 35.0 percent, to $32.9 million for the three months ended June 30, 2013 compared to $50.6 million for the same period of 2012 due primarily to a decrease in coal sales price per ton of $60.85 from $177.63 for the three months ended June 30, 2012 to $116.78 for the three months ended June 30, 2013. Intersegment sales volumes were consistent in both periods.
Adjusted EBITDA
Adjusted EBITDA decreased $11.9 million, to a loss of $2.6 million for the three months ended June 30, 2013 from $9.3 million for the same period of 2012 and was unfavorably impacted by the decline in average coal sales price discussed above. This was partly offset by lower cash production costs of approximately $20 per ton, reflecting the success of our coal action plan initiatives, which includes idling mines, reducing staff, upgrading equipment and installing a new cyclone system in our coal preparation plant.
The combined impact of these factors resulted in coal production costs decreasing from $147.81 per ton for the three months ended June 30, 2012 to $127.49 per ton for the three months ended June 30, 2013 and coal cash production costs decreasing from $136.69 per ton to $117.36 per ton in the same periods.
Depreciation expense, which is not included in segment profitability, increased $1.0 million, from $4.3 million for the three months ended June 30, 2012 to $5.3 million for the three months ended June 30, 2013 due primarily to capital expenditures for mining equipment during 2012.
Corporate and Other
Corporate expenses increased $3.1 million to $8.7 million for the three months ended June 30, 2013 compared to $5.6 million in the same period of 2012. The increase in corporate expenses for the three months ended June 30, 2013 was due to various factors including increased stock compensation expense, public company costs associated with our master limited partnership and increased legal costs.
Depreciation expense, which is not included in segment profitability, decreased $0.2 million, from $0.8 million for the three months ended June 30, 2012 to $0.6 million for the three months ended June 30, 2013.
Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $89.7 million, or 10.0 percent, to $804.0 million for the six months ended June 30, 2013 compared to $893.7 million for the six months ended June 30, 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $89.7 million to the decrease. Lower volumes at Indiana Harbor of approximately 51 thousand tons contributed $22.0 million to the decrease and were due in part to operational inefficiencies resulting from the on-going refurbishment project. These decreases were partially offset by a 31 thousand ton increase in volumes at our other domestic cokemaking facilities, contributing approximately $13.0 million to revenues as well as increased energy sales of $0.8 million. The remaining increase of $8.2 million was primarily due to increased operating cost recovery, nearly half of which was related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs at our Middletown facility.

Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $5.2 million, or 4.4 percent, to $122.4 million for the six months ended June 30, 2013 compared to $117.2 million in the same period of 2012. Increased coal-to-coke yields at all our domestic cokemaking facilities and increased volumes at our domestic cokemaking facilities other than Indiana Harbor contributed $14.6 million and $2.2 million, respectively to the increase in Domestic Coke Adjusted EBITDA. These increases were partially offset by decreases of $7.2 million primarily due to increased operating and maintenance costs related to the refurbishment project at our Indiana Harbor facility. Decreased volumes at Indiana Harbor and decreased operating expense recovery across our domestic cokemaking facilities other than Indiana Harbor contributed an additional $3.2 million and $1.2 million to the decrease, respectively.
Depreciation expense, which is not included in segment profitability, increased $6.7 million, from $28.9 million in 2012 to $35.6 million in 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility due to changes in the estimated useful lives of certain assets being replaced in the project.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.3 million, or 6.8 percent, to $17.7 million for the six months ended June 30, 2013 compared to $19.0 million for the same period of 2012 due primarily to a decrease in volumes of 227 thousand tons, or 34.4 percent.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $2.4 million, to $3.2 million for the six months ended June 30, 2013 compared to $0.8 million for the same period of 2012. The increase is primarily due to favorable comparison to the prior year period, which contained a higher allocation of corporate costs.
Depreciation expense, which is not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our share of earnings in the joint venture on a one-month lag and began recognizing such earnings in the second quarter of 2013. Adjusted EBITDA was $0.8 million on coke sales of nearly 26 thousand tons. Performance in the period was affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increase Chinese coke imports, and shipping delays and trade finance challenges related to securing our coal supply. We expect these difficulties will continue through third quarter and our focus remains on stabilizing coal supply and managing the operations together with our partner.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $26.4 million, or 21.1 percent, to $98.5 million for the six months ended June 30, 2013 compared to $124.9 million for the same period of 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $51.72 from $169.05 for the six months ended June 30, 2012 to $117.33 for the same period of 2013, reflecting overall lower coal sales prices.
Third party sales increased $4.8 million from $28.6 million for the six months ended June 30, 2012 to $33.4 million for the six months ended June 30, 2013. The increase is primarily related to increased overall third party sales volumes of 74 thousand tons, or 37.4 percent offset by decreased sale prices for our hi-volatile and thermal coal. Sale prices decreased $24.70 per ton from $143.51 per ton for six months ended June 30, 2012 to $118.81 per ton for the six months ended June 30, 2013.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $31.2 million, or 32.4 percent, to $65.1 million for the six months ended June 30, 2013 compared to $96.3 million for the same period of 2012 due primarily to a decrease in coal sales price per ton of $61.82 from $178.42 for the six months ended June 30, 2012 to $116.60 for the six months ended June 30, 2013. This decrease was partially offset by increased volumes of 18 thousand tons, or 3.3 percent.
Adjusted EBITDA
Adjusted EBITDA decreased $23.9 million, to a loss of $7.2 million for the six months ended June 30, 2013 from a gain of $16.7 million for the same period of 2012. Adjusted EBITDA decreased for the six months ended June 30, 2013 due primarily to the decline in average coal selling price discussed above and a charge of $0.9 million recorded in relation to a reduction in force. This decrease was partially offset by increased tons sold and lower cash production costs of approximately $20 per ton, reflecting the success of our coal action plan initiatives, which includes idling mines, reducing staff, upgrading equipment and installing a new cyclone system in our coal preparation plant.
The combined impact of these factors resulted in coal production costs decreasing from $153.24 per ton for the six months ended June 30, 2012 to $133.36 per ton for the six months ended June 30, 2013 and coal cash production costs decreasing from $143.38 per ton in 2012 to 121.96 per ton in 2013.
Depreciation expense, which is not included in segment profitability, increased $1.9 million, from $8.4 million for the six months ended June 30, 2012 to $10.3 million for the six months ended June 30, 2013 due primarily to capital expenditures for mining equipment during 2012.
Corporate and Other
Corporate expenses increased $2.1 million to $14.5 million for the six months ended June 30, 2013 compared to $12.4 million in the same period of 2012. The increase in corporate expenses for the six months ended June 30, 2013 was due to various factors including the favorable settlement of certain litigation, public company costs associated with our master limited partnership and increased legal costs.
Depreciation expense, which is not included in segment profitability, increased $0.1 million, from $1.1 million for the six months ended June 30, 2012 to $1.2 million for the six months ended June 30, 2013 due to assets placed in service during 2012.

Liquidity and Capital Resources
Concurrent with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Concurrent with the IPO, SunCoke Energy issued $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
In connection with the closing of the Partnership offering, we received net proceeds from the sale of common units of $232.0 million and we repaid $225.0 million of our Term Loan and amended our Credit Agreement. The term of the Credit Agreement was extended to January 2018 and we incurred debt issuance costs of $0.7 million related to this transaction. As of June 30, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150.0 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of June 30, 2013, the Revolving Facility had no draws and letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”). The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Notes prior to February 1, 2016 by paying a "make-whole" premium. The Partnership also may redeem some or all of the Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, we also entered into a $100.0 million revolving credit facility with a term extending through January 2018, incurring issuance costs of $2.2 million. During the six months ended June 30, 2013, net proceeds from the issuance of the Senior Notes were $146.3 million, which is net of debt issuance costs of $3.7 million. Of the total debt issuance costs associated with these facilities, approximately $0.6 million were paid during 2012.
On May 31, 2013, the Partnership paid a quarterly cash distribution totaling $9.8 million, of which $4.1 million was paid to public unitholders of the Partnership. On July 23, 2013, the Partnership declared a quarterly cash distribution totaling $13.5 million, of which $5.7 million will be paid to public unitholders of the Partnership. The distribution will be paid on August 30, 2013, to unitholders of record on August 15, 2013.
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$89.0	$86.7
Net cash used in investing activities	(129.1)	(20.7)
Net cash provided by (used in) financing activities	149.0	(3.5)
Net increase in cash and cash equivalents	$108.9	$62.5
Cash Flows from Operating Activities
For the six months ended June 30, 2013, net cash provided by operating activities was $89.0 million compared to net cash provided by operating activities of $86.7 million in the corresponding period of 2012. The increase was primarily attributable to lower coke inventory of $21.5 million due to the sale of consigned coke as well as lower coal prices and fewer tons. Further contributing to the increase was an increase in accounts payable of approximately $6.4 million related to the timing of payments. These increases were partially offset by early settlement of accrued sales discount liability of $12.4 million and lower net income of $21.5 million as a result of lower coal prices.
Cash Flows from Investing Activities
Cash used in investing activities of $129.1 million increased $108.4 million for the six months ended June 30, 2013, as compared to the corresponding period of 2012. The current year period includes our $67.7 million investment in the Indian joint venture and increased capital expenditures of approximately $40.7 million related primarily to the refurbishment of our Indiana Harbor facility and environmental remediation projects.
For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.
Cash Flows from Financing Activities
For the six months ended June 30, 2013, net cash provided by financing activities was $149.0 million compared to net cash used in financing activities of $3.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, and $0.9 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.0 million, the repurchase of 148,121 shares for $2.4 million and distributions of $2.2 million to DTE Energy for their interest in our Indiana Harbor cokemaking operations and $4.1 million to the Partnership's public unitholders.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
Ongoing capital	$18.4	$19.8
Environmental remediation capital	7.7	—
Expansion capital(1):
Indiana Harbor	34.6	—
Coal Mining	0.7	0.9
Total	$61.4	$20.7

(1)	Excludes the investment in the joint venture
Our capital expenditures for 2013 are now expected to be approximately $145 million, of which ongoing capital expenditures are anticipated to be approximately $49 million. Previously, we expected 2013 capital expenditures to be approximately $133 million, of which ongoing capital expenditures were anticipated to be approximately $58 million. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. In 2013, we now anticipate spending $68 million for the refurbishment of the Indiana Harbor facility and $28 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Previously, we anticipated spending $60 million and $15 million in 2013 related to refurbishment and environmental remediation, respectively.
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
Investments
On March 18, 2013, we completed the transaction to form the joint venture with VISA Steel in India. We invested $67.7 million to acquire a 49 percent interest in the joint venture, with VISA Steel holding the remaining 51 percent.
On June 26, 2013, the Partnership announced that it reached an agreement in principle to acquire the assets, specified liabilities and business operations of Lakeshore Coal Handling Corporation ("Lakeshore") for a proposed purchase price of $29.6 million. This investment was not included in our previous guidance.
Off-Balance Sheet Arrangements
The Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities in the current year.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2013. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.
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
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuels tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses. Management believes Adjusted EBITDA is an important measure of the operating performance of the Company's net assets.
We believe Adjusted EBITDA is an important measure of operating performance and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of operating performance, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool.
Operating Performance. Our management uses Adjusted EBITDA to assess our combined financial and operating performance. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance while neutralizing the impact of capital structure on financial results. Accordingly, we believe this metric is helpful to management in identifying trends in our performance, as it measures financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$41.7	$65.9	$85.6	$121.9
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	10.7	0.9	19.1	0.4
Adjusted EBITDA	$52.4	$66.8	$104.7	$122.3
Subtract:
Adjustments to loss from equity method investment	1.0	—	1.0	—
Depreciation, depletion and amortization	23.4	20.2	47.3	38.6
Interest expense, net	12.1	11.8	27.9	23.8
Income tax expense	1.1	7.0	5.9	12.3
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	2.1	3.8	3.5	7.0
Net income	$12.7	$24.0	$19.1	$40.6

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.
Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$165	$190
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	40	40
Estimated 2013 Adjusted EBITDA	$205	$230
Subtract:
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	6	6
Adjustments to loss from equity method investment(2)	—	3
Estimated 2013 EBITDA	199	221
Subtract:
Depreciation, depletion and amortization	97	95
Interest expense, net	55	55
Income tax expense	7	14
Net income	$40	$57

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.

(2)	Reflects estimated pro-rata 2013 earnings related to our equity method investment in the joint venture.

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

•	our dependence on, and relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default and other events affecting our ability to collect payments from our customers;

•	our significant equity interest in the Partnership;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

•	our ability to successfully implement our international growth strategy;

•	our ability to realize expected benefits from investments and acquisitions, including our investment in the Indian joint venture;

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 10 entitled “Commitments and Contingent Liabilities” to our Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)

January 1 – 31, 2013	7,110		$—	—	2,925,383
February 1 – 28, 2013	86,742		$16.58	80,000	2,845,383
March 1 – 31, 2013	54,132		$16.41	45,000	2,800,383
April 1 – 30, 2013	—		$—	—	2,800,383
May 1 – 31, 2013	137		$16.31	—	2,800,383
June 1 – 30, 2013	—		$—	—	2,800,383
Total	148,121	(2)

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
See the Exhibit Index on page 52.
**********
We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: July 30, 2013	By:	/s/ Mark E. Newman
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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on July 30, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.