Form 10-Q/A
period 2013-03-31
SunCoke Energy, Inc.
filed 2013-09-10
CIK 1514705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SUNCOKE ENERGY, INC.

Form 10-Q/A Amendment No. 1

(September 10, 2013)

Page
EXPLANATORY NOTE	1

PART II

Item 6. Exhibits	2

SIGNATURES	2

EXHIBIT INDEX	2

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (“Original Form 10-Q”) on May 1, 2013. However the registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of filing revised certifications by the registrant’s principal executive officer and principal financial officer, including the previously omitted language. These revised certifications are currently dated, refer to this Form 10-Q/A, and are being included as exhibits to this Amendment No.1 on Form10-Q/A under Part II, Item 6 hereof. In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Form 10-Q/A contains only the cover page, this explanatory note, a signature page, and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).

Except as described above, no attempt has been made in this Amendment No.1 on Form 10-Q/A to modify or update the other disclosures or exhibits presented in the Original Form 10-Q. Except as presented in this Form 10-Q/A and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the registrant’s other filings with the SEC.

PART IV

Item 6. Exhibits

(a)	The exhibit index below lists the exhibits that are being filed with this Form 10-Q/A, as part of Amendment No. 1 to Original Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of September 2013.

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