Form 10-Q/A
period 2013-06-30
SunCoke Energy, Inc.
filed 2013-09-10
CIK 1514705

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

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (“Original Form 10-Q”) on July 30, 2013. However the registrant inadvertently omitted certain required language from paragraph 4 of the certifications of the registrant’s principal executive officer and principal financial officer required by Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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