Form 10-Q
period 2013-09-30
SunCoke Energy, Inc.
filed 2013-10-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 25, 2013, there were 69,580,319 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)
Item 1. Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$389.9	$480.1	$1,245.0	$1,421.4
Other income, net	0.6	0.4	3.1	1.3
Total revenues	390.5	480.5	1,248.1	1,422.7
Costs and operating expenses
Cost of products sold and operating expenses	316.5	388.9	1,031.3	1,174.6
Selling, general and administrative expenses	23.5	20.0	65.9	61.2
Depreciation, depletion and amortization	23.2	18.9	70.5	57.5
Total costs and operating expenses	363.2	427.8	1,167.7	1,293.3
Operating income	27.3	52.7	80.4	129.4
Interest expense, net	12.1	12.2	40.0	36.0
Income before income tax expense and loss from equity method investment	15.2	40.5	40.4	93.4
Income tax expense	0.6	7.6	6.5	19.9
Loss from equity method investment	2.3	—	2.5	—
Net income	12.3	32.9	31.4	73.5
Less: Net income attributable to noncontrolling interests	6.1	1.3	17.4	2.3
Net income attributable to SunCoke Energy, Inc.	$6.2	$31.6	$14.0	$71.2
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.09	$0.45	$0.20	$1.02
Diluted	$0.09	$0.45	$0.20	$1.01
Weighted average common shares outstanding:
Basic	69.8	70.0	69.9	70.0
Diluted	70.0	70.3	70.2	70.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Net income	$12.3	$32.9	$31.4	$73.5
Other comprehensive loss:
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax expense of $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2012, respectively)	(0.5)	(0.6)	(1.5)	(1.5)
Currency translation adjustment	(10.1)	—	(13.5)	(0.9)
Comprehensive income	1.7	32.3	16.4	71.1
Less: Comprehensive income attributable to noncontrolling interests	6.1	1.3	17.4	2.3
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$(4.4)	$31.0	$(1.0)	$68.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$268.8	$239.2
Receivables	65.9	70.0
Inventories	134.5	160.1
Income tax receivable	3.7	—
Deferred income taxes	2.6	2.6
Total current assets	475.5	471.9
Investment in Brazil cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	52.5	—
Properties, plants and equipment, net	1,451.2	1,396.6
Lease and mineral rights, net	52.2	52.5
Goodwill	9.4	9.4
Deferred charges and other assets	40.9	39.6
Total assets	$2,122.7	$2,011.0

Liabilities and Equity
Accounts payable	$125.8	$132.9
Current portion of long-term debt	0.8	3.3
Accrued liabilities	60.9	91.2
Interest payable	7.8	15.7
Income taxes payable	—	3.9
Total current liabilities	195.3	247.0
Long-term debt	648.3	720.1
Obligation for black lung benefits	34.1	34.8
Retirement benefit liabilities	40.9	42.5
Deferred income taxes	362.4	361.5
Asset retirement obligations	16.7	13.5
Other deferred credits and liabilities	17.9	16.7
Total liabilities	1,315.6	1,436.1

Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,524,424 and 69,988,728 shares at September 30, 2013 and December 31, 2012, respectively	0.7	0.7
Treasury stock, 1,255,355 shares at September 30, 2013 and 603,528 at December 31, 2012	(19.9)	(9.4)
Additional paid-in capital	443.4	436.9
Accumulated other comprehensive loss	(22.9)	(7.9)
Retained earnings	132.8	118.8
Total SunCoke Energy, Inc. stockholders’ equity	534.1	539.1
Noncontrolling interests	273.0	35.8
Total equity	807.1	574.9
Total liabilities and equity	$2,122.7	$2,011.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$31.4	$73.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70.5	57.5
Deferred income tax expense	1.2	39.2
Payments in excess of expense for retirement plans	(1.6)	(6.2)
Share-based compensation expense	5.5	5.1
Loss from equity method investment	2.5	—
Changes in working capital pertaining to operating activities, net of acquisition:
Receivables	4.1	(24.9)
Inventories	28.3	27.0
Accounts payable	(7.1)	(60.9)
Accrued liabilities	(30.3)	10.2
Interest payable	(7.9)	(7.8)
Income taxes	(7.3)	(23.6)
Other	(1.7)	(11.3)
Net cash provided by operating activities	87.6	77.8

Cash Flows from Investing Activities:
Capital expenditures	(95.6)	(40.6)
Acquisition of business	(28.6)	—
Equity method investment in VISA SunCoke Limited	(67.7)	—
Net cash used in investing activities	(191.9)	(40.6)

Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	237.8	—
Proceeds from issuance of long-term debt	150.0	—
Debt issuance costs	(6.9)	—
Repayment of long-term debt	(225.0)	(2.5)
Proceeds from exercise of stock options	0.9	4.7
Repurchase of common stock	(10.9)	(9.1)
Cash distribution to noncontrolling interest	(12.0)	—
Net cash provided by (used in) financing activities	133.9	(6.9)
Net increase in cash and cash equivalents	29.6	30.3
Cash and cash equivalents at beginning of period	239.2	127.5
Cash and cash equivalents at end of period	$268.8	$157.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	71.2	71.2	2.3	73.5
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.6 million)	—	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(88.2)	—	—	(88.2)	—	(88.2)
Share-based compensation expense	—	—	—	—	5.1	—	—	5.1	—	5.1
Stock options exercised and RSUs vested	535,143	—	—	—	4.7	—	—	4.7	—	4.7
Shares repurchased	(592,197)	—	592,197	(9.1)	—	—	—	(9.1)	—	(9.1)
Shares issued to directors	10,140	—	—	—	0.1	—	—	0.1	—	0.1
At September 30, 2012	69,965,788	$0.7	592,197	$(9.1)	$433.0	$(8.9)	$91.2	$506.9	$36.7	$543.6
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	14.0	14.0	17.4	31.4
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.9 million)	—	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Currency translation adjustment	—	—	—	—	—	(13.5)	—	(13.5)	—	(13.5)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	231.8	231.8
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(12.0)	(12.0)
Share-based compensation expense	—	—	—	—	5.5	—	—	5.5	—	5.5
Stock options exercised and RSUs vested	163,859	—	—	—	1.3	—	—	1.3	—	1.3
Shares repurchased	(651,827)	—	651,827	(10.5)	(0.4)	—	—	(10.9)	—	(10.9)
Shares issued to directors	23,664	—	—	—	0.1	—	—	0.1	—	0.1
At September 30, 2013	69,524,424	$0.7	1,255,355	$(19.9)	$443.4	$(22.9)	$132.8	$534.1	$273.0	$807.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States ("U.S.") and operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment. The cokemaking operations include blast furnace coke manufacturing at the Company’s Jewell Coke Company, L.P. (“Jewell”) facility in Vansant, Virginia; Indiana Harbor Coke Company, L.P. (“Indiana Harbor”) facility in East Chicago, Indiana; Haverhill Coke Company (“Haverhill”) facility in Franklin Furnace, Ohio; Gateway Energy & Coke Company, LLC (“Granite City”) facility in Granite City, Illinois; and Middletown Coke Company, Inc. (“Middletown”) facility in Middletown, Ohio.
Our Consolidated Financial Statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership and variable interest entity. We are considered to be the primary beneficiary of the Partnership for accounting purposes as we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. See Note 3.
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation, a coal handling and blending service provider. See Note 5.
On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. See Note 4.
On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation (the "Separation") from Sunoco, Inc. (“Sunoco”). The Separation occurred in two steps:

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

Quarterly Reporting
The accompanying Consolidated Financial Statements included herein have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). In management’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been made. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.
Reclassifications
Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

New Accounting Standards
On January 1, 2013, we adopted Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. See Note 17.
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
Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. The tax sharing agreement expires on January 17, 2014. Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $88.2 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco during the nine months ended September 30, 2012. A corresponding reduction was made to SunCoke Energy's equity accounts. See Note 6.
Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012. The fees paid to Sunoco under this agreement were not material to the financial statements for the three and nine months ended September 30, 2013 and 2012. We expect any remaining services under this agreement will be terminated by the end of 2013.
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
3. Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of the Partnership through the sale of 13,500,000 common units, representing limited partner interests in the Partnership in exchange for $231.8 million of proceeds, net of $24.7 million of offering costs, $6.0 million of which were paid during 2012 (the "Partnership offering"). Of these net proceeds, $67.0 million was retained by the Partnership for environmental remediation capital expenditures and $12.4 million for sales discounts related to tax credits owed to our customers. Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. We are also party to an omnibus agreement pursuant to which we will provide the Partnership with: (1) remarketing efforts upon the occurrence of certain potential adverse events under our coke sales agreements; (2) indemnification of certain environmental costs; and (3) preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership repaid $225.0 million of our Term Loan and issued $150.0 million of senior notes ("Partnership Notes"). See Note 10.
As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. The Partnership's Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, as presented below, are included in the Consolidated Balance Sheets of SunCoke Energy.

	SunCoke Energy Partners, L.P.	SunCoke Energy Partners, L.P. Predecessor
	September 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in millions)
Assets
Cash	$78.5	$—
Receivables	26.0	27.4
Inventories	57.9	63.2
Total current assets	162.4	90.6
Properties, plants and equipment, net	792.5	768.7
Deferred income taxes	—	21.4
Deferred charges and other assets	7.9	4.8
Total assets	$962.8	$885.5

Liabilities and Equity
Accounts payable	41.5	41.5
Accrued liabilities	3.5	17.0
Interest payable	1.8	—
Payable to affiliate	0.7	—
Total current liabilities	47.5	58.5
Long-term debt	149.7	225.0
Deferred income taxes	1.7	—
Other deferred credits and liabilities	0.3	0.3
Total liabilities	199.2	283.8
Parent Net Equity
Total equity	763.6	601.7
Total liabilities and parent net equity	$962.8	$885.5
During 2013, the Partnership paid two quarterly cash distributions totaling $23.3 million, of which $9.8 million was paid to public unitholders of the Partnership. On October 22, 2013, the Partnership declared a quarterly cash distribution totaling $13.9 million, of which $5.8 million will be paid to public unitholders of the Partnership. The distribution will be paid on November 29, 2013 to unitholders of record on November 15, 2013.
4. Equity Method Investment
On March 18, 2013, we completed the transaction to form a joint venture, VISA SunCoke, with VISA Steel. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke with VISA Steel holding the remaining 51 percent interest. This investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. We intend to permanently reinvest the earnings of VISA SunCoke, and accordingly, no provision for U.S. income taxes has been recorded on such earnings. During the three and nine months ended September 30, 2013, we recognized $2.3 million and $2.5 million of equity losses in VISA SunCoke, respectively.
5. Acquisition
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period.

Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handling and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10 year contract with terms equivalent to those of an arm's-length transaction. The results of Lake Terminal have been included in the Consolidated Financial Statements since the acquisition date, and are included in the new Coal Logistics segment. The Partnership recognized plant, property, and equipment at the fair value of $25.9 million and inventory of $2.7 million in exchange for the $28.6 million of consideration paid. No goodwill was recorded as a result of this acquisition.
Inclusive of intersegment sales, the acquisition of Lake Terminal increased revenues by $1.1 million and operating income by $0.5 million for both the three and nine months ended September 30, 2013. The acquisition of Lake Terminal is not material to the Company's Consolidated Financial Statements. Therefore, pro forma information has not been presented.

6. Income Taxes
Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Consolidated Financial Statements have been determined on a theoretical separate-return basis through the Distribution Date. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns, or may be realized in future consolidated income tax returns covering the period through the Distribution Date.
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
Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and tax credit carryforwards, which had been reflected in SunCoke Energy’s Consolidated Balance Sheets prior to the Separation Date on a theoretical separate-return basis, were no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $229.2 million were eliminated from the Consolidated Balance Sheets, $88.2 million of which were eliminated in the nine months ended September 30, 2012, with a corresponding reduction to SunCoke Energy’s equity accounts.

SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as an income tax expense or benefit with a corresponding payable due to Sunoco, if necessary, when such amounts have been effectively settled under the terms of the tax sharing agreement. For the nine months ended September 30, 2013, SunCoke recorded income tax expense of $1.7 million to settle potential obligations under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the utilization of all tax attributes subject to the tax sharing agreement as applicable tax returns are filed or as tax examinations progress and will record additional adjustments when necessary, consistent with the terms of the tax sharing agreement.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's income tax provision for the three and nine months ended September 30, 2013 is lower than the U.S. federal statutory income tax rate primarily due to the impact of earnings that are attributable to noncontrolling ownership interests in partnerships and nonconventional fuel tax credits. The income tax provision for the nine months ended September 30, 2013 includes $0.4 million related to prior period adjustments associated with local income taxes due for the Company's Middletown operations, a $1.7 million favorable provision-to-return adjustment as a result of filing our 2012 federal income tax returns, $1.4 million of additional valuation allowances associated with state and local taxes and $1.7 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco. The Company's income tax provision for the three and nine months ended September 30, 2012 is lower than the U.S. federal statutory income tax rate principally due to the impact of nonconventional fuel tax credits.
 We have not provided U.S. income taxes on our share of earnings from our joint venture with VISA Steel as we intend to permanently reinvest the earnings of VISA SunCoke.
7. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.
These components of inventories were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Coal	$90.5	$108.0
Coke	8.2	11.8
Materials, supplies and other	35.8	32.0
Consigned coke inventory (1)	—	8.3
	$134.5	$160.1

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
Defined benefit plan expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Interest cost on benefit obligations	0.3	0.4	1.0	1.1
Expected return on plan assets	(0.6)	(0.5)	(1.8)	(1.4)
Amortization of actuarial losses	0.3	0.2	0.8	0.7
	$—	$0.1	$—	$0.4
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost on benefit obligations	0.3	0.4	1.0	1.4
Amortization of:
Actuarial losses	0.4	0.4	1.1	1.1
Prior service benefit	(1.4)	(1.4)	(4.3)	(4.2)
	$(0.6)	$(0.5)	$(2.0)	$(1.5)

9. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Accrued sales discounts(1)	$12.5	$36.2
Accrued benefits	18.3	21.5
Other taxes payable	11.8	10.9
Other	18.3	22.6
Total	$60.9	$91.2

(1)
At December 31, 2012, we had $12.4 million accrued related to sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Income.

10. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million and $1.7 million at September 30, 2013 and December 31, 2012, respectively(1)	$99.1	$323.4
7.625% senior notes, due 2019 (“Senior Notes”)	400.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”)	150.0	—
Total debt	$649.1	$723.4
Less: current portion of long-term debt	0.8	3.3
Total long-term debt	$648.3	$720.1

(1)	Borrowed under the Company's Credit Agreement on July 26, 2011, as amended ("Credit Agreement").
Concurrent with the IPO, SunCoke Energy entered into a Credit Agreement that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans ("Incremental Facilities") that are available subject to the satisfaction of certain conditions. SunCoke Energy also issued $400.0 million aggregate principal amount of senior notes ("Senior Notes") that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
As of September 30, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150.0 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of September 30, 2013, the Revolving Facility had letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement.
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
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of Partnership Notes. The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. In conjunction with the closing of the Partnership offering, the Partnership also entered into a $100.0 million revolving credit facility with a term extending through January 2018. In conjunction with these transactions, the Partnership incurred debt issuance costs of $5.9 million, $0.8 million of which were immediately expensed and are included in interest expense, net on the Consolidated Statement of Income, as they were related to the portion of the issuance that was considered a modification of the existing Term Loan discussed above. Approximately $0.6 million of these costs were paid in 2012. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. As of September 30, 2013, this credit facility had letters of credit outstanding of $0.7 million, leaving $149.3 million available.
11. Commitments and Contingent Liabilities
The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the applicable statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may still be open for the limited partners and subject to examination. As of September 30, 2013, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote.

SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.

In June 2013, AK Steel experienced a blast furnace outage at their Middletown plant. Due to this outage, we agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. Pursuant to the omnibus agreement, the Company remitted a make-whole payment to the Partnership of $0.6 million in the third quarter 2013, which was based on lower production levels at our Middletown cokemaking facility. We recorded this payment as a capital contribution to the Partnership. The Company expects to make additional payments of approximately $0.4 million in the fourth quarter 2013 due to the anticipated lower coke production levels at the Middletown facility. In addition, the Partnership plans to provide AK Steel extended payment terms on December 2013 coke production and pursuant to our omnibus agreement, the Company will remit to the Partnership the amounts due under normal contract terms and hold the extended-term receivables with AK Steel, resulting in a shift of approximately $20 million in expected operating cash flow from 2013 to early 2014.

The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our
Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and a Consent Decree among the parties was lodged in federal court in June 2013. The settlement includes payment of a civil penalty, and we estimate our reasonably probable loss to be approximately $2.2 million. Further, the settlement consists of capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. As a result of discussions with the EPA, we spent approximately $5 million related to these projects in 2012 and expect to spend approximately $23 million in 2013. We also plan to spend an additional $72 million in the 2014 to 2016 time frame. A portion of the proceeds from the Partnership offering is being used to fund $67 million of the total spending on this project.

The Company has received NOVs from the EPA related to our Indiana Harbor cokemaking facility. The Company is working in a cooperative manner to address the allegations with the EPA, the Indiana Department of Environmental Management ("IDEM") and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant that processes hot flue gas from our Indiana Harbor cokemaking facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. In conjunction with the contract renewal with our customer, we are undertaking an estimated $85 million refurbishment project to improve the reliability and condition of the facility. We spent $14 million related to this project in 2012 and anticipate spending $58 million in 2013. We believe that the scope of the project will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor cokemaking facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
The Southwest Ohio Air Quality Agency ("SWOAQA") also issued a NOV to our Middletown facility in November 2012. We responded to the NOV by providing a carbon injection plan requested by SWOAQA. At present, the Company cannot assess whether there will be a monetary penalty or any future citations, but we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Company at September 30, 2013.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims.

Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at September 30, 2013.
12. Restructuring
During the first quarter of 2013, we implemented a reduction in force at our Coal Mining segment. This reduction in force resulted in the termination of 52 employees eligible to receive certain payments. The Company incurred restructuring charges of $0.9 million related to this reduction in force during the first quarter of 2013 and does not anticipate any further significant charges. At September 30, 2013, there was no liability remaining related to the restructuring.
13. Share-Based Compensation
During the nine months ended September 30, 2013, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 446,948 shares of common stock during the nine months ended September 30, 2013 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The fair value of employee stock options granted during the nine months ended September 30, 2013 was $6.00 using the following weighted-average assumptions:

Nine months ended September 30,
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
As of September 30, 2013, the Company had 2.3 million stock options outstanding excluding the stock options issued in conjunction with the award modifications discussed below. The Company recognized compensation cost of $1.2 million and $3.3 million for the three and nine months ended September 30, 2013, respectively, and compensation expense of $1.0 million and $2.9 million for the three and nine months ended September 30, 2012. As of September 30, 2013, there was $6.1 million of total unrecognized compensation cost related to these nonvested stock options. This compensation cost is expected to be recognized over the next 1.6 years.
Restricted Stock Units
The Company issued 277,918 restricted stock units (“RSU”) for shares of the Company’s common stock during the nine months ended September 30, 2013 that vest in three annual installments beginning one year from the grant date. The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2013 of $16.54 was based on the closing price of our common stock on the date of grant. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
As of September 30, 2013, the Company had 489,951 RSUs outstanding excluding the RSUs issued in conjunction with the award modifications discussed below. The Company recognized $0.7 million and $1.7 million in compensation expense during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.2 million of compensation expense during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $6.1 million of total unrecognized compensation cost related to these nonvested RSUs. This compensation cost is expected to be recognized over the next 2.2 years.
Performance Share Units
The Company issued 96,073 performance share units ("PSU") for shares of the Company's common stock during the nine months ended September 30, 2013 that vest on December 31, 2015. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the nine months ended September 30, 2013 is $19.56 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
As of September 30, 2013, the Company had 96,073 PSUs outstanding. The Company recognized $0.2 million and $0.4 million of compensation expense during the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, there was $1.5 million of total unrecognized compensation cost related to these nonvested PSUs. This compensation cost is expected to be recognized over the next 2.4 years.
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
At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors, of which 336,781 were outstanding at September 30, 2013. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant. During the nine months ended September 30, 2013, 79,561 options were exercised and 325,320 options were forfeited.
At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, all of which are fully vested with 282,277 outstanding and exercisable as of September 30, 2013. The exercise prices for these stock options range from $8.93 to $22.31 per share. The stock options expire 10 years from the date of the original grant. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. Compensation expense related to these awards during the three and nine months ended September 30, 2013 and 2012 was not material.
At the Distribution Date, outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units, all of which had vested as of September 30, 2013. Compensation expense related to these awards during the three and nine months ended September 30, 2013 and 2012 was not matieral.

14. Share Repurchase Program
In February 2012, the Company’s Board of Directors authorized the repurchase of up to 3.5 million shares of the Company’s common stock over a three year period in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants (“Repurchase Program”). During the nine months ended September 30, 2013, the Company repurchased 625,000 shares on the open-market at a cost of approximately $10.1 million. As of September 30, 2013, the Company had approximately 2.3 million shares remaining available for repurchase under the Repurchase Program.
In addition to shares repurchased under the Repurchase Program discussed above, during the nine months ended September 30, 2013, the Company withheld shares from LTPEP participants to satisfy $0.8 million in minimum tax withholding obligations, pursuant to the terms of our LTPEP.
15. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	69.8	70.0	69.9	70.0
Add: Effect of dilutive share-based compensation awards	0.2	0.3	0.3	0.3
Weighted-average number of shares-diluted	70.0	70.3	70.2	70.3
The potential dilutive effect of 1.9 million and 2.4 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2013 respectively, as the shares would have been anti-dilutive. The potential dilutive effect of 2.6 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three months ended and 2.5 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted weighted-average shares outstanding for the nine months ended September 30, 2012, as the shares would have been anti-dilutive.
16. Supplemental Cash Flow Information
Cash flows from operations reflected cash payments for interest and income taxes as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Interest paid	$36.2	$40.7
Income taxes paid	$12.6	$3.9

17. Supplemental Accumulated Other Comprehensive Loss Information
Changes in the balance of accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2012	$(6.6)	$(1.3)	$(7.9)
Other comprehensive loss before reclassifications	—	(13.5)	(13.5)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	—	(1.5)
Net current period other comprehensive loss	(1.5)	(13.5)	(15.0)
At September 30, 2013	$(8.1)	$(14.8)	$(22.9)

The impact on net income of reclassification adjustments from accumulated other comprehensive loss were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service benefit	$1.4	$4.3
Actuarial loss	(0.7)	(1.9)
Total before taxes	0.7	2.4
Income tax expense	(0.2)	(0.9)
Total, net of tax	$0.5	$1.5
18. Fair Value Measurement
The Company measures certain financial and non-financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.
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
The fair value of the foreign exchange contract at December 31, 2012 was an asset of approximately $0.6 million. In estimating the fair market value of the foreign exchange contract, the Company utilized published exchange rates at December 31, 2012 between the U.S. dollar and Indian rupee.  The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the nine months ended September 30, 2013 which was recorded in other income, net on the Consolidated Statement of Income.
Interest Rate Swaps
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. During the first quarter of 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The impact of this transaction on the financial statements was not material. The remaining agreements expire three years from the forward effective date of October 11, 2011. Under the outstanding interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.
The fair value of the swap agreements at September 30, 2013 was a liability of approximately $0.4 million. The mark to market impact of the swap arrangements was a reduction in interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively and an increase in interest expense of zero and $0.3 million for the three and nine months ended September 30, 2012, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent consideration related to the acquisition of Harold Keene Coal Co., Inc. and affiliated companies ("HKCC") is measured at fair value and amounted to $4.6 million at September 30, 2013. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at September 30, 2013 include (a) a risk-adjusted discount rate range of 1.314 percent to 8.225 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between zero and 318 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $0.2 million for the three and nine months ended September 30, 2013. The fair value adjustments to contingent consideration decreased cost of products sold by $3.2 million and $3.9 million for the three and nine months ended September 30, 2012, respectively.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2013, the estimated fair value of the Company’s debt was estimated to be $682.6 million, compared to a carrying amount of $649.1 million, which was net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
19. Business Segment Information
The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the United States. The Company is also the operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment and is a 49 percent joint venture partner in a cokemaking operation in India. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern United States as well as coal handling and blending operations in the midwest.
The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke and all facilities except Jewell recover waste heat which is converted to steam or electricity through a similar production process. The coke production for these facilities is sold directly to integrated steel producers under contracts which provide for the pass-through of coal costs subject to contractual coal-to-coke yields plus an operating cost component and fixed fee component received for each ton of coke sold.
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
On March 18, 2013, we completed the transaction to form a cokemaking joint venture called VISA SunCoke with VISA Steel. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We own a 49 percent interest in VISA SunCoke and account for this investment under the equity method. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. The results of our joint venture are presented below in the India Coke segment.
With the addition of VISA SunCoke, our operations in Brazil are no longer our only foreign coke operations and have been renamed the Brazil Coke segment. The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the United States and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
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
On August 30, 2013, the Partnership completed its acquisition of Lake Terminal. Located in East Chicago, Indiana, Lake Terminal has and will provide coal handling and blending services to our Indiana Harbor cokemaking operations. The results of Lake Terminal are presented in the new Coal Logistics segment below.
Overhead expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net is also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$364.8	$8.2	$—	$16.8	$0.1	$—	$389.9
Intersegment sales	$—	$—	$—	$35.7	$1.0	$—	$—
Adjusted EBITDA	$64.3	$1.5	$(2.1)	$(2.6)	$0.7	$(11.1)	$50.7
Loss from equity method investment	$—	$—	$2.3	$—	$—	$—	$2.3
Depreciation, depletion and amortization	$16.8	$0.1	$—	$5.6	$0.2	$0.5	$23.2
Capital expenditures	$29.5	$(0.2)	$—	$4.0	$—	$0.9	$34.2
Total segment assets	$1,525.8	$51.6	$52.8	$176.0	$30.0	$286.5	$2,122.7

	Three Months Ended September 30, 2012
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$462.9	$8.3	$8.9	$—	$480.1
Intersegment sales	$—	$—	$56.2	$—	$—
Adjusted EBITDA	$69.8	$0.9	$10.7	$(7.7)	$73.7
Depreciation, depletion and amortization	$14.1	$—	$4.2	$0.6	$18.9
Capital expenditures	$10.9	$0.3	$7.7	$1.0	$19.9
Total segment assets	$1,533.7	$52.8	$190.1	$183.8	$1,960.4

	Nine Months Ended September 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$1,168.8	$25.9	$—	$50.2	$0.1	$—	$1,245.0
Intersegment sales	$—	$—	$—	$100.8	$1.0	$—	$—
Adjusted EBITDA	$186.7	$4.7	$(1.3)	$(9.8)	$0.7	$(25.6)	$155.4
Loss from equity method investment	$—	$—	$2.5	$—	$—	$—	$2.5
Depreciation, depletion and amortization	$52.4	$0.3	$—	$15.9	$0.2	$1.7	$70.5
Capital expenditures	$77.8	$0.6	$—	$14.3	$—	$2.9	$95.6
Total segment assets	$1,525.8	$51.6	$52.8	$176.0	$30.0	$286.5	$2,122.7

	Nine Months Ended September 30, 2012
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$1,356.6	$27.3	$37.5	$—	$1,421.4
Intersegment sales	$—	$—	$152.5	$—	$—
Adjusted EBITDA	$187.0	$1.7	$27.4	$(20.1)	$196.0
Depreciation, depletion and amortization	$43.0	$0.2	$12.6	$1.7	$57.5
Capital expenditures	$20.6	$1.2	$16.7	$2.1	$40.6
Total segment assets	$1,533.7	$52.8	$190.1	$183.8	$1,960.4

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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$40.8	$72.6	$126.4	$194.5
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	9.9	1.1	29.0	1.5
Adjusted EBITDA	50.7	73.7	155.4	196.0
Subtract:
Adjustments to unconsolidated affiliate earnings	0.3	—	1.3	—
Depreciation, depletion and amortization	23.2	18.9	70.5	57.5
Interest expense, net	12.1	12.2	40.0	36.0
Income tax expense	0.6	7.6	6.5	19.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	2.2	2.1	5.7	9.1
Net income	$12.3	$32.9	$31.4	$73.5

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Coke sales	$348.3	$447.0	$1,120.0	$1,309.3
Steam and electricity sales	16.6	16.0	49.0	47.5
Operating and licensing fees	8.2	8.4	25.9	27.4
Metallurgical coal sales	16.7	8.7	50.0	37.2
Coal logistics	0.1	—	0.1	—
Sales and other operating revenue	$389.9	$480.1	$1,245.0	$1,421.4

20. Supplemental Condensed Consolidating Financial Information
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
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement (see Note 10 for additional information). In conjunction with the amendment, we designated Middletown Coke Company, LLC and Haverhill Coke Company LLC as unrestricted subsidiaries. As such, they are presented as "Non-Guarantor Subsidiaries." Prior periods have been restated to reflect this change.
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$131.1	$258.8	$—	$389.9
Equity in earnings of subsidiaries	14.4	25.7	—	(40.1)	—
Other income, net	—	0.6	—	—	0.6
Total revenues	14.4	157.4	258.8	(40.1)	390.5
Costs and operating expenses
Cost of products sold and operating expenses	—	107.1	209.4	—	316.5
Selling, general and administrative expenses	3.1	11.6	8.8	—	23.5
Depreciation, depletion and amortization	—	10.8	12.4	—	23.2
Total costs and operating expenses	3.1	129.5	230.6	—	363.2
Operating income	11.3	27.9	28.2	(40.1)	27.3
Interest income—affiliate	—	(1.9)	—	1.9	—
Interest cost—affiliate	—	—	1.9	(1.9)	—
Interest expense (income), net	9.5	3.4	(0.8)	—	12.1
Total financing expense, net	9.5	1.5	1.1	—	12.1
Income before income tax expense and loss from equity method investment	1.8	26.4	27.1	(40.1)	15.2
Income tax (benefit) expense	(4.4)	5.9	(0.9)	—	0.6
Loss from equity method investment			2.3		2.3
Net income	6.2	20.5	25.7	(40.1)	12.3
Less: Net income attributable to noncontrolling interests	—	—	6.1	—	6.1
Net income attributable to SunCoke Energy, Inc.	$6.2	$20.5	$19.6	$(40.1)	$6.2
Comprehensive income	$(4.4)	$20.3	$15.4	$(29.6)	$1.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.1	—	6.1
Comprehensive income attributable to SunCoke Energy, Inc.	$(4.4)	$20.3	$9.3	$(29.6)	$(4.4)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended September 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$153.7	$326.4	$—	$480.1
Equity in earnings of subsidiaries	41.6	26.0	—	(67.6)	—
Other income, net	—	0.4	—	—	0.4
Total revenues	41.6	180.1	326.4	(67.6)	480.5
Costs and operating expenses
Cost of products sold and operating expenses	—	112.6	276.3	—	388.9
Selling, general and administrative expenses	2.5	11.8	5.7	—	20.0
Depreciation, depletion, and amortization	—	9.3	9.6	—	18.9
Total costs and operating expenses	2.5	133.7	291.6	—	427.8
Operating income	39.1	46.4	34.8	(67.6)	52.7
Interest income—affiliate	—	(1.9)	—	1.9	—
Interest expense—affiliate	—	—	1.9	(1.9)	—
Interest expense (income), net	12.1	(1.8)	1.9	—	12.2
Total financing expense (income), net	12.1	(3.7)	3.8	—	12.2
Income before income tax expense	27.0	50.1	31.0	(67.6)	40.5
Income tax (benefit) expense	(4.6)	4.7	7.5	—	7.6
Net income	31.6	45.4	23.5	(67.6)	32.9
Less: Net income attributable to noncontrolling interests	—	—	1.3	—	1.3
Net income attributable to SunCoke Energy, Inc.	$31.6	$45.4	$22.2	$(67.6)	$31.6
Comprehensive income	$31.0	$44.8	$23.5	$(67.0)	$32.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.3	—	1.3
Comprehensive income attributable to SunCoke Energy, Inc.	$31.0	$44.8	$22.2	$(67.0)	$31.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$400.9	$844.1	$—	$1,245.0
Equity in earnings of subsidiaries	42.0	64.2	—	(106.2)	—
Other income, net	—	3.0	0.1	—	3.1
Total revenues	42.0	468.1	844.2	(106.2)	1,248.1
Costs and operating expenses
Cost of products sold and operating expenses	—	333.5	697.8	—	1,031.3
Selling, general and administrative expenses	8.6	36.2	21.1	—	65.9
Depreciation, depletion and amortization	—	31.4	39.1	—	70.5
Total costs and operating expenses	8.6	401.1	758.0	—	1,167.7
Operating income	33.4	67.0	86.2	(106.2)	80.4
Interest income—affiliate	—	(5.5)	—	5.5	—
Interest cost—affiliate	—	—	5.5	(5.5)	—
Interest expense (income), net	28.6	(0.5)	11.9	—	40.0
Total financing expense, net	28.6	(6.0)	17.4	—	40.0
Income before income tax expense and loss from equity method investment	4.8	73.0	68.8	(106.2)	40.4
Income tax (benefit) expense	(9.2)	15.8	(0.1)	—	6.5
Loss from equity method investment	—	—	2.5	—	2.5
Net income	14.0	57.2	66.4	(106.2)	31.4
Less: Net income attributable to noncontrolling interests	—	—	17.4	—	17.4
Net income attributable to SunCoke Energy, Inc.	$14.0	$57.2	$49.0	$(106.2)	$14.0
Comprehensive income	$(1.0)	$55.9	$52.7	$(91.2)	$16.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	17.4	—	17.4
Comprehensive income attributable to SunCoke Energy, Inc.	$(1.0)	$55.9	$35.3	$(91.2)	$(1.0)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$463.2	$958.2	$—	$1,421.4
Equity in earnings of subsidiaries	104.2	61.1	—	(165.3)	—
Other income, net	—	1.3	—	—	1.3
Total revenues	104.2	525.6	958.2	(165.3)	1,422.7
Costs and operating expenses
Cost of products sold and operating expenses	—	343.0	831.6	—	1,174.6
Selling, general and administrative expenses	8.0	33.1	20.1	—	61.2
Depreciation, depletion, and amortization	—	27.8	29.7	—	57.5
Total costs and operating expenses	8.0	403.9	881.4	—	1,293.3
Operating income	96.2	121.7	76.8	(165.3)	129.4
Interest income—affiliate	—	(5.5)	—	5.5	—
Interest expense—affiliate	—	—	5.5	(5.5)	—
Interest expense (income), net	36.2	(5.5)	5.3		36.0
Total financing expense (income), net	36.2	(11.0)	10.8	—	36.0
Income before income tax expense	60.0	132.7	66.0	(165.3)	93.4
Income tax (benefit) expense	(11.2)	12.8	18.3	—	19.9
Net income	71.2	119.9	47.7	(165.3)	73.5
Less: Net income attributable to noncontrolling interests	—	—	2.3	—	2.3
Net income attributable to SunCoke Energy, Inc.	$71.2	$119.9	$45.4	$(165.3)	$71.2
Comprehensive income	$68.8	$118.4	$46.8	$(162.9)	$71.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.3	—	2.3
Comprehensive income attributable to SunCoke Energy, Inc.	$68.8	$118.4	$44.5	$(162.9)	$68.8

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Assets
Cash and cash equivalents	$—	$188.9	$79.9	$—	$268.8
Receivables	0.1	32.8	33.0	—	65.9
Inventories	—	44.8	89.7	—	134.5
Deferred income taxes	—	2.6	—	—	2.6
Advances from affiliate	50.3	22.8	—	(73.1)	—
Interest receivable from affiliate	—	5.5	—	(5.5)	—
Income taxes receivable	30.8	—	10.9	(38.0)	3.7
Total current assets	81.2	297.4	213.5	(116.6)	475.5
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment	—	—	52.5	—	52.5
Properties, plants and equipment, net	—	500.5	950.7	—	1,451.2
Lease and mineral rights, net	—	52.2	—	—	52.2
Goodwill	—	9.4	—	—	9.4
Deferred income taxes	7.3	—	—	(7.3)	—
Deferred charges and other assets	12.2	17.5	11.2	—	40.9
Investment in subsidiaries	940.4	756.5	—	(1,696.9)	—
Total assets	$1,041.1	$1,722.5	$1,568.9	$(2,209.8)	$2,122.7
Liabilities and Equity
Advances from affiliate	$—	$50.3	$22.8	$(73.1)	$—
Accounts payable	—	41.6	84.2	—	125.8
Current portion of long term debt	0.8	—	—	—	0.8
Accrued liabilities	0.5	46.1	14.3	—	60.9
Interest payable	6.0	—	1.8	—	7.8
Interest payable to affiliate	—	—	5.5	(5.5)	—
Income taxes payable	—	38.0	—	(38.0)	—
Total current liabilities	7.3	176.0	128.6	(116.6)	195.3
Long term debt	498.6	—	149.7	—	648.3
Payable to affiliate	—	300.0	89.0	(389.0)	—
Obligation for black lung benefits	—	34.1	—	—	34.1
Retirement benefit liabilities	—	40.9	—	—	40.9
Deferred income taxes	—	368.8	0.9	(7.3)	362.4
Asset retirement obligations	—	14.4	2.3	—	16.7
Other deferred credits and liabilities	1.1	16.4	0.4	—	17.9
Total liabilities	507.0	950.6	370.9	(512.9)	1,315.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2013 and December 31, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,524,424 shares at September 30, 2013	0.7	—	—	—	0.7
Treasury Stock, 1,255,356 shares at September 30, 2013	(19.9)	—	—	—	(19.9)
Additional paid-in capital	443.4	385.7	857.3	(1,243.0)	443.4
Accumulated other comprehensive income	(22.9)	(8.0)	(14.9)	22.9	(22.9)
Retained earnings	132.8	394.2	82.6	(476.8)	132.8
Total SunCoke Energy, Inc. stockholders’ equity	534.1	771.9	925.0	(1,696.9)	534.1
Noncontrolling interests	—	—	273.0	—	273.0
Total equity	534.1	771.9	1,198.0	(1,696.9)	807.1
Total liabilities and equity	$1,041.1	$1,722.5	$1,568.9	$(2,209.8)	$2,122.7

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$14.0	$57.2	$66.4	$(106.2)	$31.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	31.4	39.1	—	70.5
Deferred income tax expense	—	1.2	—	—	1.2
Payments in excess of expense for retirement plans	—	(1.5)	(0.1)	—	(1.6)
Share-based compensation expense	5.5	—	—	—	5.5
Equity in earnings of subsidiaries	(42.0)	(64.2)	—	106.2	—
Loss from equity method investment	—	—	2.5	—	2.5
Changes in working capital pertaining to operating activities:
Receivables	(0.1)	(4.5)	8.7	—	4.1
Inventories	—	12.4	15.9	—	28.3
Accounts payable	(0.5)	(7.4)	0.8	—	(7.1)
Accrued liabilities	(0.1)	(14.6)	(15.6)	—	(30.3)
Interest payable	(9.7)	(5.5)	7.3	—	(7.9)
Income taxes payable	(14.4)	17.6	(10.5)	—	(7.3)
Other	8.4	(1.3)	(8.8)	—	(1.7)
Net cash (used in) provided by operating activities	(38.9)	20.8	105.7	—	87.6
Cash Flows from Investing Activities:
Capital expenditures	—	(20.4)	(75.2)	—	(95.6)
Aquisition of business	—	—	(28.6)	—	(28.6)
Equity method investment	—	—	(67.7)	—	(67.7)
Net cash used in investing activities	—	(20.4)	(171.5)	—	(191.9)
Cash Flows from Financing Activities:
Proceeds from issuance of common units or SunCoke Energy Partners, L.P.	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Debt issuance costs	(1.6)	—	(5.3)	—	(6.9)
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Repurchase of common stock	(10.9)	—	—	—	(10.9)
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(12.0)	—	(12.0)
Net increase (decrease) in advances from affiliate	50.5	(18.4)	(32.1)	—	—
Net cash provided by (used in) financing activities	38.9	(18.4)	113.4	—	133.9
Net (decrease) increase in cash and cash equivalents	—	(18.0)	47.6	—	29.6
Cash and cash equivalents at beginning of period	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of period	$—	$188.9	$79.9	$—	$268.8

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$71.2	$119.9	$47.7	$(165.3)	$73.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	27.8	29.7	—	57.5
Deferred income tax (benefit) expense	—	30.1	9.1	—	39.2
Payments less than expense for retirement plans	—	(6.2)	—	—	(6.2)
Share-based compensation expense	5.1	—	—		5.1
Equity in earnings of subsidiaries	(104.2)	(61.1)	—	165.3	—
Changes in working capital pertaining to operating activities:
Receivables	—	(14.8)	(10.1)	—	(24.9)
Inventories	—	19.5	7.5	—	27.0
Accounts payable	1.0	(34.9)	(27.0)	—	(60.9)
Accrued liabilities	—	6.8	3.4	—	10.2
Interest payable	(7.8)	(2.2)	2.2	—	(7.8)
Income taxes payable	(10.4)	(9.7)	(3.5)	—	(23.6)
Other	(2.6)	(12.7)	4.0	—	(11.3)
Net cash (used in) provided by operating activities	(47.7)	62.5	63.0	—	77.8
Cash Flows from Investing Activities:
Capital expenditures	—	(20.2)	(20.4)	—	(40.6)
Net cash used in investing activities	—	(20.2)	(20.4)	—	(40.6)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2.5)	—	—	—	(2.5)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Repurchase of common stock	(9.1)	—	—	—	(9.1)
Net increase (decrease) in advances from affiliate	54.6	(26.5)	(28.1)	—	—
Net cash provided by (used in) financing activities	47.7	(26.5)	(28.1)	—	(6.9)
Net (decrease) increase in cash and cash equivalents	—	15.8	14.5	—	30.3
Cash and cash equivalents at beginning of period	—	109.4	18.1	—	127.5
Cash and cash equivalents at end of period	$—	$125.2	$32.6	$—	$157.8

21. Subsequent Event

Coal Handling Transaction
On October 1, 2013, the Partnership completed its acquisition of 100 percent of the ownership interest in Kanawha River Terminals LLC ("KRT") for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with the collective capacity to blend and transload more than 30 million tons of coal annually. Beginning in the fourth quarter, the results of the Partnership’s acquisition of KRT will be included in the Coal Logistics segment. The acquisition of KRT is not anticipated to be material to the Company's Consolidated Financial Statements.
ArcelorMittal contract extension
Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement to provide 1.22 million tons of metallurgical coke annually to ArcelorMittal. Key provisions of the extension agreement are substantially similar to the existing agreement, including continuing the pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics, and an increased fixed fee per ton of coke produced to recognize the approximately $85 million in new capital being deployed to refurbish and upgrade the Company’s Indiana Harbor cokemaking facility.

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
During 2012, we sold approximately 4.4 million tons of coke to our three primary customers in the U.S.: ArcelorMittal, AK Steel and U.S. Steel. Our total U.S. cokemaking stated capacity is approximately 4.2 million tons of coke per year. We operate a cokemaking facility in Brazil under licensing and operating agreements on behalf of a Brazilian subsidiary of ArcelorMittal. The Brazilian facility is the largest cokemaking facility that we operate, with production capacity of approximately 1.7 million tons of coke per year. On March 18, 2013, we completed the transaction to form a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. VISA SunCoke will sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold on the spot market.
All of our U.S. coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 11 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel beginning in January 2014 under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause.

The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Cokemaking Capacity (thousands of tons)	Use of Waste Heat

Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Phase II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA Suncoke(2)	Odisha, India	Various	2013	NA	88	440	Steam for power generation
Total					1,238	6,380

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which include both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

(2)	Cokemaking capacity respresents 100 percent of VISA SunCoke, our 49 percent joint venture with VISA Steel.
We also own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) in 2012. Our mining area consists of nine active underground mines, one active surface mines and one active highwall mine, as well as three preparation plants and three load-out facilities in Russell and Buchanan Counties in Virginia and McDowell County, West Virginia.
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

Recent Developments

•
Formation of a Master Limited Partnership. On January 24, 2013, we completed the initial public offering of a master limited partnership (“the Partnership”) through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds (the "Partnership offering"). Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and reflected in noncontrolling interest on our Consolidated Statement of Income and Consolidated Balance Sheet beginning with the first quarter of 2013. The key assets of the Partnership are a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. As the general partner of the Partnership, we have the sole ability to direct the activities of the Partnership that most significantly impact its economic performance. We are also considered to be the primary beneficiary of the Partnership for accounting purposes and consolidate the results of the Partnership in our results. Income attributable to the noncontrolling interest in the Partnership was approximately $5.8 million and $17.4 million for the three and nine months ended September 30, 2013, respectively.

•
International growth strategy. On March 18, 2013, we completed the transaction to form a joint venture with VISA Steel in India. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke, with VISA Steel holding the remaining 51 percent. The investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of earnings in VISA SunCoke on a one-month lag. VISA SunCoke will sell approximately one-third of its production to VISA Steel with the remainder being sold on the spot market. The Company continues to pursue additional investment opportunities to grow our international footprint in India.

•
Coal handling transactions. On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period. We expect Adjusted EBITDA of approximately $1.3 million from Lake Terminal during the balance of 2013.

Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handling and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to the Company's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm’s-length transaction. The Partnership intends to maintain Lake Terminal’s current operations and retain existing staff. The results of Lake Terminal have been included in the Consolidated Financial Statements since the acquisition date and are included in the new Coal Logistics segment.
On October 1, 2013, the Partnership completed its acquisition of 100 percent of the ownership interest in Kanawha River Terminals LLC ("KRT") for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with the collective capacity to blend and transload more than 30 million tons of coal annually. We expect Adjusted EBITDA of approximately $2.9 million from KRT during the balance of 2013. Beginning in the fourth quarter, the results of the Partnership’s acquisition of KRT will be included in the new Coal Logistics segment.

•
ArcelorMittal contract extension. Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement to provide 1.22 million tons of coke annually to ArcelorMittal. Key provisions of the extension agreement are substantially similar to the existing agreement, including continuing the pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics, and an increased fixed fee per ton of coke produced to recognize the approximately $85 million in new capital being deployed to refurbish and upgrade the Company’s Indiana Harbor cokemaking facility. We expect an increase in Adjusted EBITDA of approximately $4 million in the balance of 2013 related to the change in terms.

•
AK Steel Middletown outage. We cooperated with AK Steel on its projected second half of 2013 coke needs after a blast furnace outage at their Middletown plant in the second quarter of 2013. Specifically, due to this outage, we agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. In addition, we plan to provide AK Steel extended payment terms on December 2013 coke production of 50 thousand tons, resulting in a shift of approximately $20 million in expected operating cash flow from 2013 to early 2014. The scale back in production had an estimated $0.9 million effect on Adjusted EBITDA during the third quarter of 2013, and we expect a $0.6 million effect on Adjusted EBITDA in the fourth quarter 2013.

Third Quarter Key Financial Results

•
Revenues decreased 18.7 percent in the three months ended September 30, 2013 to $390.5 million primarily due to the pass-through of lower coal prices in our cokemaking business and an approximate $46 per ton decline in average coal sales price partly offset by higher coal sales volume.

•
Net income attributable to stockholders decreased $25.4 million for the three months ended September 30, 2013, to $6.2 million, or $0.09 per share, compared with the three months ended September 30, 2012. This decrease is due to the following items:

◦	weakness in our Coal Mining segment;

◦	increased income attributable to noncontrolling interest due to the creation of the Partnership;

◦
higher depreciation related to capital expenditures as well as accelerated depreciation taken on certain assets at our Indiana Harbor facility due to a change in their estimated useful lives as a major refurbishment is underway; and

◦	increased corporate expenses reflecting higher legal expenses and higher incentive stock compensation and public company costs associated with the Partnership.

•
Adjusted EBITDA was $50.7 million in the three months ended September 30, 2013 compared to $73.7 million in the same period prior year, a decrease of $23.0 million. This decrease was driven primarily by weakness in our Coal Mining segment.

Items Impacting Comparability

•
Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production during the first quarter of 2012. In the nine months ended September 30, 2013, the Middletown cokemaking facility produced 463 thousand tons of coke and contributed $198.9 million and $58.3 million to revenues and Adjusted EBITDA, respectively. This compares to production of 449 thousand tons of coke and contributions of $217.2 million and $42.3 million to revenues and Adjusted EBITDA, respectively, in the nine months ended September 30, 2012. Middletown revenue and Adjusted EBITDA for the nine months ended September 30, 2013 benefited from increased operating cost recovery of $4.9 million due to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. Middletown Adjusted EBITDA for the nine months ended September 30, 2012 included higher costs and lower than expected coal-to-coke yield performance of $7.0 million, of which $4.0 million related to start up activities.

•
Interest Expense, net. In connection with the closing of the Partnership offering in the first quarter of 2013, the Partnership repaid $225.0 million of our seven-year term loan ("Term Loan") and we entered into an amendment to our credit agreement ("Credit Agreement"). The weighted average interest rate for borrowings outstanding under the Term Loan during 2013 and 2012 was 4.07 percent. In conjunction with the repayment, we incurred a charge of approximately $2.9 million representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan that was extinguished.

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

•
Indiana Harbor Cokemaking Operations. In the fourth quarter of 2011, we clarified the interpretation of certain contract and billing items with our customer. In the nine months ended September 30, 2012, the Company recorded a $2.8 million charge for a reduction in coke inventory in conjunction with work performed to address the contract and billing issues.

During 2011, in preparation for negotiation of the extension of the Company's existing coke sales agreement, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. We began the project work in July 2012 and spent approximately $14 million in 2012. We expect to spend another $58 million in 2013 and anticipate spending up to $85 million in total on the project. Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed. Additionally, we revised the estimated useful life of certain assets being replaced as part of the project, which resulted in additional depreciation of $2.5 million in 2012, or $0.04 per common share. The full year impact on 2013 is estimated to be approximately $10.9 million, or $0.16 per common share, of which we recorded accelerated depreciation of approximately $1.7 million and $9.0 million in the three and nine months ended September 30, 2013, respectively. While we expect to be substantially complete with oven repairs by the end of 2013, the installation of new equipment will be completed in the second half of 2014. Our customer has also notified us of a potential blast furnace outage in the first half of 2014. Accordingly, we expect to begin realizing the full benefits of the refurbishment in 2015.

•
Income Taxes. During the nine months ended September 30, 2013, we recorded a benefit of $1.7 million in provision-to-return adjustments as well as recorded a charge of $0.4 million associated with local income taxes due for our Middletown operations. We also recorded tax expense of $1.4 million for an adjustment to our valuation allowance associated with deferred tax assets related to state and local taxes. Additionally, as part of provisions of our tax sharing agreement with Sunoco, we recognized $1.7 million of income tax expense to settle potential obligations. We will continue to monitor obligations under the provisions of the tax sharing agreement with Sunoco and will record adjustments as an income tax expense with a corresponding payable due to Sunoco. Prior to December 31, 2012, amounts due to Sunoco were reflected as a reduction to SunCoke Energy's equity accounts. We previously estimated our effective tax rate for 2013 to be between 7 percent and 14 percent. As a result of these items, we estimate our full-year effective tax rate to be in the range of 14 percent to 20 percent.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in millions)
Revenues
Sales and other operating revenue	$389.9	$480.1	$1,245.0	$1,421.4
Other income, net	0.6	0.4	3.1	1.3
Total revenues	390.5	480.5	1,248.1	1,422.7
Costs and operating expenses
Cost of products sold and operating expenses	316.5	388.9	1,031.3	1,174.6
Selling, general and administrative expenses	23.5	20.0	65.9	61.2
Depreciation, depletion and amortization	23.2	18.9	70.5	57.5
Total costs and operating expenses	363.2	427.8	1,167.7	1,293.3
Operating income	27.3	52.7	80.4	129.4
Interest expense, net	12.1	12.2	40.0	36.0
Income before income tax expense and loss from equity method investment	15.2	40.5	40.4	93.4
Income tax expense	0.6	7.6	6.5	19.9
Loss from equity method investment	2.3	—	2.5	—
Net income	12.3	32.9	31.4	73.5
Less: Net income attributable to noncontrolling interests	6.1	1.3	17.4	2.3
Net income attributable to SunCoke Energy, Inc.	$6.2	$31.6	$14.0	$71.2
Revenues. Our total revenues, net of sales discounts, were $390.5 million and $480.5 million for the three months ended September 30, 2013 and 2012, respectively and $1,248.1 million and $1,422.7 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases were due primarily to the pass-through of lower coal prices within our Domestic Coke segment as well as an approximately $46 per ton decrease in coal sales prices in our Coal Mining segment and lower volumes at Indiana Harbor. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment, specifically at our Middletown facility.
Costs and Operating Expenses. Total operating expenses were $363.2 million and $427.8 million for the three months ended September 30, 2013 and 2012, respectively and were $1,167.7 million and $1,293.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decreases in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment and reduced mining costs in our Coal Mining segment due to the benefit of prior years investment in mine planning, equipment, training, idling of certain mines and cost containment initiatives. These decreases were partially offset by public company costs of the Partnership and acquisition costs. Additionally, depreciation, depletion and amortization expense increased due primarily to increased capital expenditures as well as accelerated deprecation recorded in connection with the refurbishment of our Indiana Harbor facility.

Interest Expense, Net. Interest expense, net was $12.1 million and $12.2 million for the three months ended September 30, 2013 and 2012, respectively and $40.0 million and $36.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Concurrent with the IPO of the Parternship, we issued $150.0 million in Partnership Notes with an interest rate of 7.375 percent and repaid $225.0 million of the Term Loan. The weighted average interest rate for borrowings outstanding under the Term Loan was 4.07 percent during 2013 and 2012.
The increase of $4.0 million for the nine months ended September 30, 2013 was due primarily to a $2.9 million charge incurred in the nine months ended September 30, 2013 for the write-off of unamortized debt issuance costs and original issue discount related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as $0.8 million of debt issuance costs recognized immediately related to the issuance of $150.0 million of Partnership Notes. The remaining increase of $0.3 million was primarily due to higher interest rates partially offset by lower debt balances after the closing of the Partnership offering and related transactions.
Income Taxes. Income tax expense decreased $7.0 million to $0.6 million for the three months ended September 30, 2013 compared to $7.6 million for the corresponding period of 2012, and decreased $13.4 million to $6.5 million for the nine months ended September 30, 2013 compared to $19.9 million for the corresponding period of 2012. The decrease was due primarily to lower overall earnings as well as higher earnings attributable to noncontrolling interests resulting from the Partnership offering in January 2013, partially offset by lower nonconventional fuel tax credits due to the expiration of the Haverhill credits. Also, for the three months ended September 30, 2013, we finalized our 2012 federal income tax returns and recorded a favorable provision-to-return adjustment of $1.7 million as compared to a favorable adjustment of $0.6 million in the prior year period. Additionally for the nine months ended September 30, 2013, the decreases were partially offset by expense of $1.4 million in additional valuation allowances associated with state and local taxes, $1.7 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco and $0.4 million related to prior period adjustments associated with local income taxes due for our Middletown operations, none of which impacted the prior year period.
Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Loss from equity method investment of $2.3 million and $2.5 million in the three and nine months ended September 30, 2013, respectively, represented our proportionate share of VISA SunCoke losses and included foreign exchange losses on coal purchases of $2.4 million for the three and nine months ended September 30, 2013. Performance in the period was further affected by several factors, including iron ore mining restrictions in India, which limited steel production, a weak coke pricing environment due to increased Chinese coke imports, and shipping delays and trade finance challenges related to securing our coal supply.
Noncontrolling Interest. Income attributable to noncontrolling interest was $6.1 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively and was $17.4 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increases are primarily due to the IPO of the Partnership during the first quarter of 2013. Income attributable to the noncontrolling interest in the Partnership was approximately $5.8 million for the three months ended September 30, 2013 and $17.4 million for the nine months ended September 30, 2013. These increases were partially offset by decreased performance at Indiana Harbor, which reduced noncontrolling interest by approximately $0.9 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same period the prior year.

Results of Reportable Business Segments
We report our business results through five segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia, East Chicago, Indiana, Franklin Furnace, Ohio, Granite City, Illinois, and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with Visa Steel in Odisha, India.

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia.

•	Coal Logistics consists of our coal handling and blending services in East Chicago, Indiana and will include KRT which closed on October 1, 2013.
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

Segment Financial and Operating Data
The following tables set forth the sales and other operating revenues and Adjusted EBITDA of our segments and operating data for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$364.8	$462.9	$1,168.8	$1,356.6
Brazil Coke	8.2	8.3	25.9	27.3
Coal Mining	16.8	8.9	50.2	37.5
Coal Mining intersegment sales	35.7	56.2	100.8	152.5
Coal Logistics	0.1	—	0.1	—
Coal Logistics intersegment sales	1.0	—	1.0	—
Elimination of intersegment sales	(36.7)	(56.2)	(101.8)	(152.5)
Total	$389.9	$480.1	$1,245.0	$1,421.4
Adjusted EBITDA (1):
Domestic Coke	$64.3	$69.8	$186.7	$187.0
Brazil Coke	1.5	0.9	4.7	1.7
India Coke	(2.1)	—	(1.3)	—
Coal Mining	(2.6)	10.7	(9.8)	27.4
Coal Logistics	0.7	—	0.7	—
Corporate and Other	(11.1)	(7.7)	(25.6)	(20.1)
Total	$50.7	$73.7	$155.4	$196.0
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	103	101	103
Domestic Coke production volumes (thousands of tons)(2)	1,081	1,097	3,213	3,260
Domestic Coke sales volumes (thousands of tons)	1,084	1,116	3,216	3,268
Domestic Coke Adjusted EBITDA per ton(3)	$59.32	$62.54	$58.05	$57.22
Brazilian Coke production—operated facility (thousands of tons)	221	310	654	970
Indian Coke sales (thousands of ton)(4)	97	—	149	—
Coal Operating Data(5):
Coal sales volumes (thousands of tons):
Internal use	302	322	860	862
Third parties	131	70	403	268
Total	433	392	1,263	1,130
Coal production (thousands of tons)	351	349	1,067	1,125
Purchased coal (thousands of tons)	110	10	219	33
Coal sales price per ton (excludes transportation costs)(6)	$119.64	$165.17	$118.12	$167.71
Coal cash production cost per ton(7)	$122.80	$142.56	$122.23	$143.12
Purchased coal cost per ton(8)	$109.52	$106.12	$108.43	$88.09
Total coal production cost per ton(9)	$135.61	$145.42	$134.13	$150.52

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
Excludes 22 thousand tons of consigned coke sales in the three and nine months ended September 30, 2013, and 15 thousand and 42 thousand tons of consigned coke sales in the three and nine months ended September 30, 2012, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Includes production from Company and contract-operated mines.

(6)	Includes sales to affiliates.

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

(9)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $12.93 and $10.94 for the three months ended September 30, 2013 and 2012, respectively and $12.59 and $11.19 for the nine months ended September 30, 2013 and 2012, respectively.

Analysis of Segment Results
Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $98.1 million, or 21.2 percent, to $364.8 million for the three months ended September 30, 2013 compared to $462.9 million for the three months ended September 30, 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $85.6 million to the decrease. Lower overall volumes at our domestic cokemaking facilities resulted in a $13.3 million net decrease in revenues. Of this decrease approximately $7.2 million was related to a decrease of 17 thousand tons at Indiana Harbor due in part to operational inefficiencies resulting from the ongoing refurbishment project. Lower breeze sales further decreased revenues $2.7 million. These decreases were offset by revenue increases of $3.5 million which were primarily due to improvement in operating cost recovery at Middletown related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $5.5 million, or 7.9 percent, to $64.3 million for the three months ended September 30, 2013 compared to $69.8 million in the same period of 2012. Adjusted EBITDA was adversely impacted by a decrease in volumes of 33 thousand tons and lower coal-to-coke yields, which contributed $1.8 million and $1.1 million, respectively, to the decrease as compared to the prior period. Our Indiana Harbor facility, which is undergoing a significant refurbishment, was the primary driver in the volume and coal-to-coke yield decreases. Further decreasing Adjusted EBITDA by $1.4 million was a decrease in the recovery of operating expenses at our Indiana Harbor and Granite City facilities due to higher repairs and maintenance expenses, offset partly by an improvement at our Middletown facility. In 2013, the recovery mechanism at our Middletown facility was changed from a fixed operating fee per ton to a budgeted amount per ton which was based on the anticipated full recovery of expected operating costs. The remaining decrease in Adjusted EBITDA of $1.2 million was primarily related to lower breeze sales.
Depreciation expense, which was not included in segment profitability, increased $2.7 million, from $14.1 million in 2012 to $16.8 million in 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility. We revised the estimated useful life of certain assets at our Indiana Harbor facility. The change in estimated useful life resulted in additional depreciation of $1.7 million recorded during the three months ended September 30, 2013, or $0.02 per common share. The impact on the full year 2013 is estimated to be approximately $10.9 million, or $0.16 per common share.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $0.1 million, or 1.2 percent, to $8.2 million for the three months ended September 30, 2013 compared to $8.3 million for the same period of 2012. This decrease is the effect of lower volumes of 89 thousand tons, resulting in decreased revenues of $2.3 million, offset by an increase in price which contributed an additional $2.2 million of revenue and was primarily driven by a minimum guarantee fee arrangement that we have with our customer.

Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $0.6 million, to $1.5 million for the three months ended September 30, 2013 compared to $0.9 million for the same period of 2012. The increase is primarily due to favorable comparison to the prior year period, which contained a higher allocation of corporate costs.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our share of Adjusted EBITDA during the three months ended September 30, 2013 was a loss of $2.1 million and included a negative foreign currency impact $2.4 million on imported coal purchases. Adjusted EBITDA was a loss of $45 per ton of which the negative foreign currency impact contributed a loss of $51 per ton. Performance in the period was further affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increase Chinese coke imports, and shipping delays and trade finance challenges related to securing our coal supply. We anticipate these difficulties will continue through the fourth quarter and we expect break even Adjusted EBITDA for the full year. Our focus remains on stabilizing coal supply and managing the operations together with our partner.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $12.6 million, or 19.4 percent, to $52.5 million for the three months ended September 30, 2013 compared to $65.1 million for the same period of 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $45.53 from $165.17 for the three months ended September 30, 2012 to $119.64 for the same period of 2013. The effect of the decrease in sales price was partially offset by the additional 41 thousand tons sold during the three months ended September 30, 2013 compared to the same period in 2012 as a result of increased sales of purchased coal.
Third party sales increased $7.9 million from $8.9 million for the three months ended September 30, 2012 to $16.8 million for the three months ended September 30, 2013. The increase is primarily related to increased volumes of approximately 61 thousand tons.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $20.5 million, or 36.5 percent, to $35.7 million for the three months ended September 30, 2013 compared to $56.2 million for the same period of 2012. This decrease was primarily due to a decrease in coal sales price per ton of $60.77 from $179.30 for the three months ended September 30, 2012 to $118.53 for the three months ended September 30, 2013 as well as a decrease in intersegment sales volume of 20 thousand tons from 322 thousand tons for the three months ended September 30, 2012 to 302 thousand for the same period of 2013.
Adjusted EBITDA
Adjusted EBITDA decreased $13.3 million, to a loss of $2.6 million for the three months ended September 30, 2013 from income of $10.7 million for the same period in 2012 and was unfavorably impacted by the decline in average coal sales price discussed above. This was partly offset by lower cash production costs of approximately $20 per ton, reflecting the success of our coal action plan initiatives, which includes idling mines, reducing staff, upgrading equipment and installing a new cyclone system in our coal preparation plant.
The combined impact of these factors, partially offset by the absence of a $3.2 million favorable fair value adjustment on the HKCC contingent consideration in the prior year period, resulted in coal production costs decreasing from $145.42 per ton for the three months ended September 30, 2012 to $135.61 per ton for the three months ended September 30, 2013 as well as coal cash production costs decreasing from $142.56 per ton for the three months ended September 30, 2012 to $122.80 per ton in the same periods of 2013.
Depreciation expense, which was not included in segment profitability, increased $1.4 million, from $4.2 million for the three months ended September 30, 2012 to $5.6 million for the three months ended September 30, 2013 due primarily to capital expenditures for mining equipment during 2012.

Coal Logistics
Lake Terminal was acquired on August 30, 2013. Inclusive of intersegment sales, sales and other operating revenue on 136 thousand tons handled were $1.1 million and Adjusted EBITDA was $0.7 million during the three months ended September 30, 2013.
Corporate and Other
Corporate expenses increased $3.4 million to $11.1 million for the three months ended September 30, 2013 compared to $7.7 million in the same period of 2012. The increase in corporate expenses was due to public company costs associated with our master limited partnership and acquisition related costs.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $187.8 million, or 13.8 percent, to $1,168.8 million for the nine months ended September 30, 2013 compared to $1,356.6 million for the nine months ended September 30, 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $175.2 million to the decrease. Lower volumes at Indiana Harbor of approximately 68 thousand tons contributed $29.2 million to the decrease and were due in part to operational inefficiencies resulting from the on-going refurbishment project. These volume decreases were partially offset by a 15 thousand ton increase in volumes at our remaining domestic cokemaking facilities, contributing approximately $6.8 million to revenues as well as increased energy sales of $1.6 million. The remaining increase of $8.2 million was primarily due to increased operating cost recovery, nearly half of which was related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs at our Middletown facility.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $0.3 million, or 0.2 percent, to $186.7 million for the nine months ended September 30, 2013 compared to $187.0 million in the same period of 2012. Adjusted EBITDA was adversely impacted by a lower recovery of operating expenses and a decrease in volumes, which contributed $7.5 million and $2.7 million, respectively, to the decrease as compared to the prior period. Our Indiana Harbor facility, which is undergoing a significant refurbishment, was the primary driver in the recovery and volume decreases.   These decreases were partially offset by improved coal-to-coke yields and increased energy sales, which improved Adjusted EBITDA by $8.3 million and $1.6 million, respectively.
Depreciation expense, which was not included in segment profitability, increased $9.4 million, from $43.0 million in 2012 to $52.4 million in 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility. We revised the estimated useful life of certain assets resulting in additional depreciation of $9.0 million recorded during the nine months ended September 30, 2013, or $0.13 per common share. The impact on the full year 2013 is estimated to be approximately $10.9 million, or $0.16 per common share. The prior year period also included accelerated depreciation of $1.0 million, or $0.02 per common share at our Haverhill facility.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.4 million, or 5.1 percent, to $25.9 million for the nine months ended September 30, 2013 compared to $27.3 million for the same period of 2012 due primarily to the net effect of a decrease in volumes of 316 thousand tons, decreasing operating revenues by about $8.9 million, offset by an increase in price of $7.5 million which was driven by a minimum fee arrangement that we have with our customer.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $3.0 million, to $4.7 million for the nine months ended September 30, 2013 compared to $1.7 million for the same period of 2012. The increase is primarily due to favorable comparison to the prior year period, which contained a higher allocation of corporate costs.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.

India Coke
We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our 49 percent share of Adjusted EBITDA during the nine months ended September 30, 2013 was a loss of $1.3 million and included a negative foreign currency impact of $2.4 million on imported coal purchases. Adjusted EBITDA was a loss of $18 per ton of which the negative foreign currency impact contributed a loss of $33 per ton. Performance in the period was affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increase Chinese coke imports, and shipping delays and trade finance challenges related to securing our coal supply. We anticipate these difficulties will continue through the fourth quarter and we expect break even Adjusted EBITDA for the full year. Our focus remains on stabilizing coal supply and managing the operations together with our partner.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $39.0 million, or 20.5 percent, to $151.0 million for the nine months ended September 30, 2013 compared to $190.0 million for the same period of 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $49.59 from $167.71 for the nine months ended September 30, 2012 to $118.12 for the same period of 2013, reflecting overall lower coal sales prices.
Third party sales increased $12.7 million from $37.5 million for the nine months ended September 30, 2012 to $50.2 million for the nine months ended September 30, 2013. The increase is primarily related to increased overall third party sales volumes of 135 thousand tons, or 50.4 percent offset by decreased sale prices for our hi-volatile and thermal coal. Sale prices decreased $17.94 per ton from $137.85 per ton for nine months ended September 30, 2012 to $119.91 per ton for the nine months ended September 30, 2013.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $51.7 million, or 33.9 percent, to $100.8 million for the nine months ended September 30, 2013 compared to $152.5 million for the same period of 2012 due primarily to a decrease in coal sales price per ton of $62.02 from $179.30 for the nine months ended September 30, 2012 to $117.28 for the nine months ended September 30, 2013.
Adjusted EBITDA
Adjusted EBITDA decreased $37.2 million, to a loss of $9.8 million for the nine months ended September 30, 2013 from a gain of $27.4 million for the same period of 2012. Adjusted EBITDA decreased for the nine months ended September 30, 2013 due primarily to the decline in average coal selling price discussed above and a charge of $0.9 million related to a reduction in force. This decrease was partially offset by increased tons sold and lower cash production costs of approximately $20 per ton, reflecting the success of our coal action plan initiatives, which includes idling mines, reducing staff, upgrading equipment and installing a new cyclone system in our coal preparation plant.
The combined impact of these factors partially offset by the absence of a $3.9 million favorable fair value adjustment on the HKCC contingent consideration in the prior year period resulted in coal production costs decreasing from $150.52 per ton for the nine months ended September 30, 2012 to $134.13 per ton for the nine months ended September 30, 2013 and coal cash production costs decreasing from $143.12 per ton in 2012 to $122.23 per ton in 2013.
Depreciation expense, which was not included in segment profitability, increased $3.3 million, from $12.6 million for the nine months ended September 30, 2012 to $15.9 million for the nine months ended September 30, 2013 due primarily to capital expenditures for mining equipment during 2012.
Coal Logistics
Lake Terminal was acquired on August 30, 2013. Inclusive of intersegment sales, sales and other operating revenue on 136 thousand tons handled were $1.1 million and Adjusted EBITDA was $0.7 million during the nine months ended September 30, 2013.
Corporate and Other
Corporate expenses increased $5.5 million to $25.6 million for the nine months ended September 30, 2013 compared to $20.1 million in the same period of 2012. The increase in corporate expenses for the nine months ended September 30, 2013 was due to acquisition related costs and public company costs associated with our master limited partnership.

Depreciation expense, which was not included in segment profitability, remained consistent at $1.7 million for the nine months ended September 30, 2013 compared to the same period in 2012.

Liquidity and Capital Resources
Concurrent with the IPO, SunCoke Energy entered into a credit agreement ("Credit Agreement") that provides for a seven-year term loan ("Term Loan") in a principal amount of $300.0 million. The Credit Agreement also provides for up to $75.0 million in uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Concurrent with the IPO, SunCoke Energy issued $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
In connection with the closing of the Partnership offering, we received net proceeds from the sale of common units of $232.0 million and we repaid $225.0 million of our Term Loan and amended our Credit Agreement. The term of the Credit Agreement was extended to January 2018 and we incurred debt issuance costs of $0.7 million related to this transaction. As of September 30, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a $150.0 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of September 30, 2013, the Revolving Facility had no draws and letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes (“Partnership Notes”). The Partnership Notes have an interest rate of 7.375 percent and mature on February 1, 2020. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a "make-whole" premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. Net proceeds from the issuance of the Partnership Notes were $146.3 million, which was net of debt issuance costs of $3.7 million. In conjunction with the closing of the Partnership offering, we also entered into a $100.0 million revolving credit facility. We incurred issuance costs of $2.2 million in conjunction with entering into our new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million in uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. We paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. As of September 30, 2013, this credit facility had letters of credit outstanding of $0.7 million, leaving $149.3 million available. Of the total debt issuance costs associated with these facilities, approximately $0.6 million were paid during 2012.
During the nine months ended September 30, 2013, the Partnership paid two quarterly cash distributions totaling $23.3 million, of which $9.8 million was paid to public unitholders of the Partnership. On October 22, 2013, the Partnership declared a quarterly cash distribution totaling $13.9 million, of which $5.8 million will be paid to public unitholders of the Partnership. The distribution will be paid on November 29, 2013, to unitholders of record on November 15, 2013.
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements described above. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$87.6	$77.8
Net cash used in investing activities	(191.9)	(40.6)
Net cash provided by (used in) financing activities	133.9	(6.9)
Net increase in cash and cash equivalents	$29.6	$30.3

Cash Flows from Operating Activities
For the nine months ended September 30, 2013, net cash provided by operating activities was $87.6 million compared to net cash provided by operating activities of $77.8 million in the corresponding period of 2012. The increase in operating cash flow was primarily attributable to a decrease in working capital largely due to timing of accounts payable. Additionally, the prior year period operating cash flows were lower by $23 million due to the timing of a customer payment that was received one day subsequent to quarter end. These increases in cash flow over the prior year period were partially offset by remittance of $29.9 million of accrued sales discounts to our customers during the nine months ended September 30, 2013.
Cash Flows from Investing Activities
Cash used in investing activities of $191.9 million increased $151.3 million for the nine months ended September 30, 2013, as compared to the corresponding period of 2012. The current year period includes expenditures of $67.7 million for our investment in the Indian joint venture and $28.6 million for the acquisition of Lake Terminal. Capital expenditures of approximately $55.0 million related primarily to the refurbishment of our Indiana Harbor facility and environmental remediation projects further contributed to the increase. For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.
Cash Flows from Financing Activities
For the nine months ended September 30, 2013, net cash provided by financing activities was $133.9 million compared to net cash used in financing activities of $6.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, and $0.9 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.9 million, the repurchase of shares for $10.9 million and a cash distribution to noncontrolling interest of $12.0 million.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
Ongoing capital	$30.2	$39.7
Environmental remediation capital	14.7	—
Expansion capital(1):
Indiana Harbor	50.7	—
Coal Mining	—	0.9
Total	$95.6	$40.6

(1)	Excludes the investment in VISA SunCoke and acquisition of Lake Terminal

Our capital expenditures for 2013 are now expected to be approximately $130 million, of which ongoing capital expenditures are anticipated to be approximately $49 million. Previously, we expected 2013 capital expenditures to be approximately $133 million, of which ongoing capital expenditures were anticipated to be approximately $58 million. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We now anticipate spending $58 million for the refurbishment of the Indiana Harbor facility in 2013 versus the previously disclosed $68 million with the differential to be spent in 2014. Additionally in 2013, we anticipate spending $23 million in environmental remediation capital to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. Previously, we anticipated spending $28 million in 2013 related to environmental remediation capital.
Investments
On March 18, 2013, we completed the transaction to form a joint venture, VISA SunCoke, with VISA Steel in India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke, with VISA Steel holding the remaining 51 percent.
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lake Terminal for an all cash purchase price of $28.6 million.
On October 1, 2013, the Partnership completed its acquisition of KRT for $86.0 million utilizing $46.0 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. This investment was not contemplated in our prior cash flow expectations and projections.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2013. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 22, 2013 for a summary of these policies.

Recent Accounting Standards
On January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We have elected to provide the required disclosures in a separate note to the financial statements. See Note 17.

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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$40.8	$72.6	$126.4	$194.5
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	9.9	1.1	29.0	1.5
Adjusted EBITDA	$50.7	$73.7	$155.4	$196.0
Subtract:
Adjustments to loss from equity method investment	0.3	—	1.3	—
Depreciation, depletion and amortization	23.2	18.9	70.5	57.5
Interest expense, net	12.1	12.2	40.0	36.0
Income tax expense	0.6	7.6	6.5	19.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	2.2	2.1	5.7	9.1
Net income	$12.3	$32.9	$31.4	$73.5

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.
Below is a reconciliation of 2013 Estimated Adjusted EBITDA to its closest GAAP measure:

	2013
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$175	$188
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	40	42
Estimated 2013 Adjusted EBITDA	$215	$230
Subtract:
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits	7	7
Adjustments to loss from equity method investment(2)	—	3
Estimated 2013 EBITDA	208	220
Subtract:
Depreciation, depletion and amortization	96	95
Interest expense, net	54	54
Income tax expense	7	14
Net income	$51	$57

(1)	Reflects net income attributable to noncontrolling interest adjusted for the noncontrolling interest share of interest, taxes, depreciation and amortization.

(2)	Reflects estimated pro-rata 2013 earnings related to our equity method investment in VISA SunCoke.

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
The risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and in subsequent filings could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect supply and demand for our metallurgical coal and/or coke products, including increased exports of coke from foreign producers;

•	competition from alternative steelmaking and cokemaking technologies that have the potential to reduce or eliminate the use of metallurgical coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's coal logistics business;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	our significant equity interest in the Partnership;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of metallurgical coke to domestic and/or foreign steel producers;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

•	our ability to develop, design, permit, construct, start up, or operate new cokemaking facilities in the United States;

•	our ability to successfully implement our international growth strategy;

•	our ability to realize expected benefits from investments and acquisitions, including our investment in the Indian joint venture;

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our coal mining and/or cokemaking operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality requirements in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our coal mining and/or cokemaking operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	changes in product specifications for either the coal or coke that we produce;

•	changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, or natural disasters.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk. Because we operate outside the United States, we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. From the date of acquisition, the movement of foreign currency rates had a negative impact of $0.3 million on our net income. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income would have been approximately $0.6 million.
Our India Coke segment purchases coal to be used in the production of coke. Coal, which is purchased in U.S. dollars, is subject to price fluctuations that may create price risk. Coke sales to customers are denominated in Indian rupees. Our ability to recover higher costs through price increases to customers may be limited due to the competitive pricing environment that exists in the market. Further, the purchase of coal at our India Coke segment is subject to foreign currency risk because the purchase of coal is denominated in a currency other than the segment’s functional currency. If currency exchange rates change by 10 percent, we estimate that the impact on our annual net income would be approximately $4 million. Beginning the fourth quarter of 2013, India Coke used derivative financial instruments to hedge currency fluctuations for anticipated purchases of coal used in the production of coke. We have policies governing the derivative instruments that may be used, including a policy not to enter into derivative contracts for speculative or trading purposes.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 11 entitled “Commitments and Contingent Liabilities” to our Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 related to our new coal handling business are disclosed below.
Fluctuations in foreign currency exchange rates could significantly and adversely affect results of operations or financial condition.
Our operations outside the United States have transactions and balances denominated in currencies other than the U.S. dollar, including the Indian rupee and the Brazilian real, among others.  Because our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are reported in U.S. dollars, we translate revenues, expenses and balance sheet accounts of our foreign operations into U.S. dollars at exchange rates in effect during or at the end of each reporting period.  Currency exchange rates are influenced by local inflation, growth, interest rates, governmental actions and other events and circumstances beyond our control.
Increases or decreases in the value of the U.S. dollar against these other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in such foreign currencies.  Our India Coke business segment purchases metallurgical coal to be used in the production of coke.  Since these purchases of coal are denominated in U.S. dollars, while the functional currency of this business segment is the Indian rupee, such transactions are subject to foreign currency risk.  In addition, unexpected and dramatic fluctuations in currency exchange rates, such as the recent deterioration in value of the Indian rupee, could materially and adversely affect the value of our earnings from our India Coke business segment.  Although our India Coke business segment uses derivative financial instruments to hedge currency fluctuations for anticipated purchases of coal used in the production of coke, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against the Indian rupee, or other currencies, would not materially affect our financial results.
The growth and success of our coal logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could affect the customers for our coal logistics business adversely. As a consequence, the operating results and cash flows of our coal logistics business could be materially and adversely affected.
The financial results of our Coal Logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal blending, terminalling and transloading services we offer, thus reducing throughput and utilization of our coal logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
The demand for thermal coal can be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. Natural gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. State and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
The demand for metallurgical coal for use in the steel industry may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our coal logistics business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our coal logistics facilities, which would reduce our revenues and operating income.
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our coal logistics business may decline unless we are able to secure new volumes of coal by attracting additional customers to these operations. Future growth and profitability of our coal logistics business segment will depend, in part, upon whether we can contract for additional coal volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or a decrease in the market price of coal, could have a material adverse effect on the results of operations or financial condition of our coal logistics business.
Our failure to obtain or renew surety bonds on acceptable terms could materially and adversely affect our ability to secure our reclamation obligations and, therefore, our ability to operate our coal logistics business.
Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as reclamation costs, federal and state workers’ compensation costs and other obligations. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit, or other terms less favorable to us upon renewals. We are also subject to increases in the amount of surety bonds required by Surface Mining Control and Reclamation Act and other federal and state laws as these laws, or interpretations of these laws, change. Because we are required by state and federal law to have these bonds in place before activities at our coal logistics operations can commence or continue, our failure to maintain (or inability to acquire) these bonds would have a material and adverse impact on us. That failure could result from a variety of factors, including: lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew, or to issue, new bonds.
Our coal logistics business is subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses.
Factors beyond our control could disrupt our coal logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•	a major incident that causes all or part of the coal logistics operations at a site to cease for a period of time;

•	processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting coal logistics operations, transportation, or customers;
If any of these conditions or events occur, our coal logistics operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses in this business segment. Disruptions in our coal logistics operations could seriously and adversely affect our financial condition, or results of operations.
Deterioration in the global economic conditions in any of the industries in which our customers operate, or sustained uncertainty in financial markets, may have adverse impacts on our business and financial condition that we currently cannot predict.
Economic conditions in a number of industries in which our customers operate, such as electric power generation and steel making, substantially deteriorated in recent years and reduced the demand for coal.

•	demand for electricity in the United States is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•
demand for metallurgical coal depends on steel demand in the United States and globally, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; and

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for potential acquisitions, or other growth opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)

July 1 - 31, 2013	3,706		$13.91	—	2,800,383
August 1 - 31, 2013	500,000		$16.04	500,000	2,300,383
September 1 - 30, 2013	—		$—	—	2,300,383
For the quarter ended September 30, 2013	503,706	(2)

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
See the Exhibit Index on page 56.
**********
We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated: October 30, 2013	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)

EXHIBIT INDEX
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

10.1*†	Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company)

10.2*†	Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company)

10.3*†	Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company)

10.4*†	Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosures

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on October 30, 2013, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	Certain portions have been omitted pursuant to a confidential treatment request filed October 30, 2013. The omitted information has been filed separately with the Securities and Exchange Commission.