Form 10-K
period 2013-12-31
SunCoke Energy, Inc.
filed 2014-02-28
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
The aggregate market value of Common Stock (based upon the June 28, 2013, closing price of $14.02 on the New York Stock Exchange) held by non-affiliates was approximately $977,994,584.
The number of shares of common stock outstanding as of February 21, 2014 was 69,724,481.
Selective portions of the SunCoke Energy, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

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
We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”) and designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has cokemaking capacity of approximately 1.7 million tons of coke per year. We also have a preferred stock investment in the project company that owns the Brazil facility. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke has a cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal's liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture include steam generation facilities which use hot flue gas from the cokemaking process to produce steam. Pursuant to steam supply and purchase agreements, Granite City and Haverhill facilities' steam is sold to third-parties and VISA SunCoke's steam is sold to VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We own and operate coal mining operations in Virginia and West Virginia with more than 111 million tons of proven and probable reserves at December 31, 2013. In 2013, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal.
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steel value chain. During 2013, through our master limited partnership, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the master limited partnership completed the acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to our Indiana Harbor cokemaking operations. On October 1, 2013, the master limited partnership completed the acquisition of Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky.
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). In 2013, we received a favorable IRS private letter ruling for the concentrating and pelletizing of iron ore, and we will continue to pursue opportunities for entry into the ferrous market in 2014. In iron ore concentrating, various crushing, grinding and enriching processes separate iron-bearing particles from waste material to produce a concentrate of specific iron content.  In pelletizing, a thermal treatment process forms iron ore concentrate into pellets which are then used in a blast furnace as part of the integrated steelmaking process. Iron ore pellets allow air to flow between the pellets, resulting in a more efficient blast furnace steelmaking process.  The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth.
DRI, an alternative method of ironmaking, has been developed to overcome some of the economic and operating challenges of conventional blast furnaces. DRI is predominantly used as a replacement for steel scrap or pig iron in the electric arc furnace steelmaking process. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent. We have requested a private letter ruling for DRI and will pursue opportunities in the DRI market if we receive a favorable ruling.
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

Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds (the "Partnership offering"). Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and is reflected as noncontrolling interest on our Consolidated Statement of Income and Consolidated Balance Sheet beginning in the first quarter of 2013. The key assets of the Partnership at the time of formation were a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. The Partnership continues to hold this 65 percent interest in these facilities and now also owns the coal blending and handling facilities acquired during 2013. Income attributable to the noncontrolling interest in the Partnership was $24.6 million for the year ended December 31, 2013. We are also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership issued $150.0 million of senior notes ("Partnership Notes") and repaid $225.0 million of our Term Loan. For a more detailed discussion see “Liquidity and Capital Resources.”
Business Segments
We report our business results through five segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with Visa Steel in Odisha, India.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia.

For additional information regarding our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 25 to our Combined and Consolidated Financial Statements.
Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Phase II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
Total					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA SunCoke(2)	Odisha, India	Various	2007	NA	88	440	Steam for power generation
Total					1,238	6,380

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is approximately 578 thousand tons per year.

(2)	Cokemaking capacity represents 100 percent of VISA SunCoke, our 49 percent joint venture with VISA Steel formed in March 2013.
We are a technological leader in cokemaking. Our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing environmental impact. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in more than 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”), standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities.
According to CRU, a leading publisher of industry market research, coke demand in the U.S. and Canada was an estimated 18.7 million tons in 2012. Approximately 97 percent of demand, or 18.2 million tons, was for blast furnace steelmaking operations and the remaining 3 percent was for foundry and other non-steelmaking operations. CRU expects annual blast furnace steelmaking coke demand in the U.S. and Canada to grow by 1 million tons, or 5 percent, by 2017 driven by a recovery in steel demand over the same time period.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. According to CRU, there is approximately 14.4 million tons of captive cokemaking capacity in the U.S. and Canada. The average age of capacity at these captive facilities is 38 years, with 24 percent of capacity coming from facilities over 40 years old. As these cokemaking facilities continue to age, they will require replacement, providing us with investment opportunities. In addition, we believe that we may have opportunities to acquire steelmakers’ captive facilities as well as merchant coke producers’ facilities.
Substantially all our coke sales are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America. These coke sales agreements have an average remaining term of approximately 10 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. For the years ended December 31, 2013, 2012 and 2011, ArcelorMittal, our largest customer, accounted for approximately 51 percent, 54 percent and 64 percent of our sales and other operating revenue, respectively. The decreased percentage of sales to ArcelorMittal in 2012 reflects the commencement of our Middletown operations in October 2011. For the years ended December 31, 2013, 2012 and 2011, AK Steel accounted for 30 percent, 28 percent and 14 percent, respectively and U.S. Steel accounted for 17 percent, 16 percent and 15 percent of our sales and other operating revenue, respectively.
The take-or-pay provisions in our coke sales agreements require that our customers either take all of our coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. To date, our customers have satisfied their obligations under these agreements. With the exception of our Jewell cokemaking facility, where we mine our own coal, all of our current coke sales agreements also provide for the pass-through of actual coal costs on a delivered basis, subject to meeting contractual coal-to-coke yields. The coal cost component of the coke price under the Jewell coke sales agreement reflects a market price for coal based upon third-party coal purchases under our Haverhill contract with ArcelorMittal. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees based upon the level of production required by our customer and include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend. In recent years, we have reduced production at our Brazilian cokemaking facility at the request of our customer. This decrease to production does not impact our ability to receive our preferred dividend.
Our joint venture investment in VISA SunCoke, located in Odisha, India, generates earnings through heat recovery cokemaking and the associated steam generation units. VISA SunCoke's cokemaking process utilizes heat recovery technology developed in China and has an operating capacity of 440 thousand tons. Approximately one-third of its coke production and all of its steam production is sold to VISA Steel with the remainder of the coke production being sold in the spot market.
Coal Logistics Operations
During 2013, we expanded our operations into the coal logistics market through the acquisitions of KRT and Lake Terminal. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. As a result of these acquisitions, we now own and operate four coal handling terminals with the collective capacity to blend and transload more than 30 million tons of coal annually and store 1.5 million tons. We do not take possession of coal but instead derive our revenue by providing coal handling and blending services to our customers on a per ton basis. Our coal blending and handling services are provided to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers.
Coal Mining Operations
Our underground metallurgical coal mining operations are located near our Jewell cokemaking facility. Coal mining production was 1.3 million tons in 2013. As of December 31, 2013, including the Harold Keene Coal Companies ("HKCC") and our contract surface mining agreement with Revelation Energy, LLC (“Revelation”), our mining operations consisted of nine active underground mines, one active surface mines and one active highwall mine as well as three preparation plants and three load-out facilities in Russell and Buchanan Counties, Virginia and McDowell County, West Virginia. Our coal mining operations have historically produced coal that possesses highly desirable coking properties: mid-volatile and low sulfur and ash content. Historically, substantially all of our mined coal has been used internally at our nearby Jewell cokemaking facility or at our other domestic cokemaking facilities. The acquisition of the HKCC Companies has the ability to produce between 250 thousand and 300 thousand tons of coal production annually, with the potential to expand production in the future. HKCC has approximately 20 million tons of proven and probable coal reserves located in Russell and Buchanan Counties in Virginia, contiguous to our existing metallurgical coal mining operations. The operations of our HKCC Companies produce high volatile A and high volatile B metallurgical coals, which can be blended with the mid-volatile coal produced by our existing coal mining operations, and high quality steam coal.
In 2011, we engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we control proven and probable coal reserves of approximately 114 million tons as of December 31, 2011. Throughout 2013 and 2012, we mined approximately 3 million tons of coal from these proven and probable reserves and at December 31, 2013 we control proven and probable coal reserves of approximately 111 million tons. Without the addition of more coal reserves, we expect that our current reserves will sustain production levels through 2062.
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
All of the raw coal produced at our Jewell coal mines is trucked to the central preparation plant. The trucking distance to the preparation plant varies by mine but averages approximately 20 miles. The raw coal is then processed through the 800 ton-per-hour preparation plant before it is shipped to our customers via rail, or transported to our adjacent Jewell cokemaking facility via conveyor. The rail loadout facility can load approximately 5,000 tons of coal per day. Most steelmakers require the blending of multiple metallurgical coals, up to eight or more in some cases, to meet coke quality requirements and avoid overexpansion of the coal blend in their coke ovens. Coal expansion can exert pressure on by-product coke ovens causing wall cracking or catastrophic failures. However, our coal can be used as a single coal blend to make high quality coke. When heated, our coal contracts and therefore does not place pressure on coke battery walls. Our coal also possesses other favorable properties generally preferred by customers. Although sulfur content can vary by seam, the average sulfur content of our coal varies between 0.7 percent and 1.0 percent. The ash content in our coal averages between 5.0 percent and 9.5 percent, and the volatile content of our coal ranges between 22 percent and 25 percent. The metallurgical coal produced from our venture with Revelation, has similar quality characteristics. Most of the high volatile A and high volatile B metallurgical coals of the HKCC Companies can be blended with the mid-volatile coal produced by our existing coal mining operations, sold to other companies for blending purposes or marketed as a premium utility coal.
Revenues from our Coal Mining operations are currently generated largely from sales of coal to our Jewell cokemaking facility for conversion into coke. Some coal is also sold to our other domestic cokemaking facilities. In 2013, 63 percent of the coal we sold was used at our Jewell cokemaking facility and 8 percent was used at our other domestic cokemaking facilities. In 2012, 69 percent of the coal we sold was used at our Jewell cokemaking facility and 8 percent was used at our other domestic cokemaking facilities. Coal sales to third parties have historically been limited, but have increased in recent years as a result of the HKCC acquisition and were 29 percent and 23 percent of coal sold in 2013 and 2012, respectively. Intersegment coal revenues for sales to our Domestic Coke segments are based on prices that third parties, or coke customers of our Domestic Coke segment, have agreed to pay for our coal and approximate the market price for the applicable quality of metallurgical coal. Most of the coal sales to these third parties and facilities are under contracts with one year terms, and, as a result, coal revenues lag the market for spot coal prices.
In June 2011, we entered into a series of coal transactions with Revelation. Under a contract mining agreement, Revelation will mine approximately 1.2 million tons of coal reserves at our Jewell coal mining operations of which 750 thousand tons is included in our current proven and probable reserve estimate as of December 31, 2013. Mining began in the first quarter of 2012, resulting in approximately 270 thousand tons and 180 thousand tons of production in 2013 and 2012, respectively, which was lower than expected as a result of permitting delays for a portion of the reserves. We expect the remaining tons to be mined between 2014 and 2015 and anticipate 60 percent of production to be mid-volatile metallurgical coal and 40 percent to be thermal coal.
Coal market conditions continued to deteriorate throughout 2013 and are expected to remain weak in 2014. We have and will continue to take several actions to reduce costs and increase productivity including idling certain high-cost mines; consolidating our labor force and equipment into more productive, lower cost mines; relocating mine sections in our largest mine and implementing deep cut mining plans as permits are received. Coal mining production was 1.3 million tons in 2013 and we expect production to remain consistent in 2014. In the fourth quarter of 2013, we negotiated coal sale contracts for 2014 and expect average sales prices in our coal mining segment to decrease by approximately $15 to $20 per ton. As a result of these challenges, we expect Adjusted EBITDA losses for our coal mining segment to range from $20 million to $30 million in 2014. While we will continue to drive productivity to mitigate the impacts of market factors, we are evaluating our strategic options for this business. We are considering a number of factors including the supply of coal on a cost-effective and reliable basis to our Jewell cokemaking facility, the ability to make the coal business more competitive via potential structures and business combinations, as well as the price and structure of a potential transaction.

Seasonality
Our revenues in our cokemaking business are tied to long-term take-or-pay contracts and as such, are not seasonal. However, our profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to coke yield component of our profitability tends to be more favorable in the third quarter.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.1 million tons of metallurgical coal in both 2013 and 2012. Additionally, our Coal Mining segment mined 1.3 million tons and purchased 0.3 million tons, of which 1.1 million tons were used by our Domestic Coke segment and 0.5 million tons were sold to third parties.
Coal from third parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
Transportation and Freight
For inbound transportation of coal purchases, our facilities that access a single rail provider have long-term transportation agreements, and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to subsidiaries of ArcelorMittal from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements held by us. All delivery costs are passed through to the customers. Sales to AK Steel from our Haverhill cokemaking facility are made with the customer arranging for transportation. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. External transportation and freight costs are not material to our Coal Mining segment. All transportation and freight costs in our Coal Logistics segment are paid by the customer directly to the transportation provider.
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
At Indiana Harbor and Vitória, Brazil, where we do not own 100 percent of the entity owning the cokemaking facility, we have licensing agreements in place for the entity’s use of our technology. At Indiana Harbor, we receive no payment for the licensing rights. At Vitória, we receive a licensing fee that is payable in conjunction with the operation of the facility. With the issuance two Brazilian patents in the past year, we expect the Brazilian licensing agreement to continue through at least 2022.  At VISA SunCoke, our joint venture with VISA Steel in India, our technology is not currently in use, but the parties have agreed to enter a license agreement should our technology be used in the future.  Moving forward, and especially in international markets, we may develop projects under similar structures where we do not own 100 percent of the facility but operate the facility and license our technology in exchange for fees.
In conjunction with the formation of our Partnership, we are party to an omnibus agreement which grants the Partnership a royalty-free license to use the name “SunCoke” and related marks. Additionally, the omnibus agreement grants the Partnership a non-exclusive right to use all of our current and future cokemaking and related technology necessary to their operations.

Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Indian, Colombian and Ukrainian producers among others.
Current production from our domestic cokemaking business and Brazil is largely committed under long-term contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity as well as the sale of coke in the spot market, both in the U.S. and internationally. Our India joint venture sells approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold in the spot market. The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include by-product coke oven engineering and construction companies, as well as merchant coke producers. Specifically, Chinese and Indian companies have designed and built heat recovery facilities in China, India and Brazil for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally.
There are also technologies being developed or in the process of commercialization that seek to produce carbonaceous substitutes for coke in the blast furnace. We monitor the development of competing technologies, and it is unclear to us at this time whether these technologies will be successful in commercialization. We also monitor competing technologies, such as DRI, which is an alternative method of ironmaking used today in conventional blast furnaces and electric arc furnaces. These technologies compete indirectly with our cokemaking business and directly with our entry into the ferrous market.
We believe we are well-positioned to compete with other coke producers since our proven, industry-leading technology with many proprietary features allows us to construct cokemaking facilities that, when compared to other proven technologies, produce consistently higher quality coke and produce ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.
Coal Logistics
The coal blending and handling service market is highly competitive in the geographic area of our operations. Our competitors are generally located within 100 miles of our operations on the Ohio, Big Sandy, or Kanawha Rivers or on the CSX or Norfolk Southern rail lines. The principal competitive factors affecting our coal logistics business include proximity to the source of coal as well as the nature and price of our services provided. We believe we are well-positioned to compete with other coal blending and handling terminal service providers. Our largest terminal has state-of-the-art blending capabilities with fully automated and computer controlled blending that blends coal to within two percent accuracy of customer specifications. We also have the ability to provide pad storage and have access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.
Coal Mining
During the last several years, the U.S. coal industry has experienced increased consolidation. Many of our competitors in the domestic coal industry have significantly greater financial resources than we do. Intense competition among coal producers may impact our ability to retain or attract customers and adversely affect our future revenues and profitability.
Domestic demand for, and the price of our coal, depends primarily upon metallurgical coal consumption patterns of the domestic steel industry. Metallurgical coal prices are also impacted by global supply and demand factors. The economic stability of the domestic steel industry has a significant effect on the demand for metallurgical coal and the level of competition among metallurgical coal producers. Instability in the domestic steel industry or a reduction in global demand, resulting in a decline in the metallurgical coal market, could materially and adversely affect our future revenues and profitability. The principal competitive factors affecting our coal business include price, coal quality and characteristics, reliability of supply and transportation cost.
Employees
As of December 31, 2013, we have approximately 1,344 employees in the U.S. Approximately 25 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers under various contracts. Additionally, approximately 2 percent of our domestic employees are represented by the International Union of Operating Engineers. The labor agreement at our Granite City cokemaking facility expires August 31, 2014. We are currently working on extending the agreement and do not anticipate and work stoppages. As of December 31, 2013, we have approximately 233 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2014.

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

•
Bonding Requirements for Coal Mining Operations Permits. Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. Surety providers are requiring greater amounts of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds or other forms of financial security to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2013, we have posted an aggregate of approximately $42.4 million in surety bonds or other forms of financial security for reclamation purposes.

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. If all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility is allowed to review and comment on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit in a local newspaper or on the internet and makes the permit and supporting documents available for public review and comment. Generally, a public hearing will be scheduled if the project is considered controversial. The EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for 18 months. Generally, construction must commence during this period, while some states allow this period to be extended in certain situations.

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

▪
In an attainment area, the facility must install air pollution control equipment or employ Best Available Control Technology (“BACT”). The facility must demonstrate, using air dispersion modeling, that the area will still meet NAAQS after the facility is constructed. An “additional impacts analysis” must be performed to evaluate the effect of the new facility on air, ground and water pollution.

▪
In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

▪
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

▪
In September 2011, the EPA withdrew reconsideration of a new, lower NAAQS for ground level ozone promulgated in March 2008. Based on this decision, under the Clean Air Act, the EPA will be required to review and potentially issue a new NAAQS for ground level ozone. Designation of new non-attainment areas for the revised ozone NAAQS may result in additional federal and state regulatory actions that could impact our operations and the operations of our customers and increase the cost of additions to property, plant and equipment.

▪
The EPA finalized a new rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs, but the database and additional guidance may be enhanced in the future.

▪
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

•
U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the associated species. Based on the species that have been identified on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. EPA has issued a notice of finding and determination that emissions of carbon dioxide and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act. However, EPA's ability to regulate GHGs for stationary sources is being challenged and the case accepted by the U.S. Supreme Court for review. We may also be subject to EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on a facility’s GHG emissions. Numerous other proposals for federal and state legislation have been made relating to GHG emissions, including the 2013 rule regarding new coal-fired power plants. While we do not anticipate new or existing power plant GHG rules or regulations to impact our facilities, the impact of any future GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

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

Reclamation and Remediation

•
Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land

Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee was $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee has been reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under GAAP, we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2013, we had asset retirement obligation of $10.6 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. Please see Note 18 entitled “Commitments and Contingent Liabilities” to our Combined and Consolidated Financial Statements within this Annual Report on Form 10-K for a discussion of the Notices of Violation (“NOVs”) issued by the EPA and state regulators for our Haverhill, Granite City, Middletown and Indiana Harbor cokemaking facilities.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2013.
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
Executive Officers of the Registrant
Our executive officers and their ages as of February 28, 2014 were as follows:

Name	Age	Position
Frederick A. Henderson	55	Chairman and Chief Executive Officer
Michael J. Thomson	55	President and Chief Operating Officer
Denise R. Cade	51	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Mark E. Newman	50	Senior Vice President and Chief Financial Officer
Fay West	44	Vice President and Controller
Frederick A. Henderson. Mr. Henderson was elected as our Chairman and Chief Executive Officer in December 2010. He also served as a Senior Vice President of Sunoco (a petroleum refiner and chemicals manufacturer with interests in logistics) from September 2010 until our initial public offering in July 2011. In addition, Mr. Henderson was appointed Chairman and Chief Executive Officer of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., in July 2012. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. Mr. Henderson is a director of Compuware Corp. (a technology performance company), where he serves as chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Mr. Henderson also joined the Board of Directors of Marriott International, Inc. (a hospitality services and hotel management company) in 2013 and serves as a member of its Audit Committee. Mr. Henderson is also a trustee of the Alfred P. Sloan Foundation.
Michael J. Thomson. Mr. Thomson was appointed President and Chief Operating Officer, SunCoke Energy, Inc., in December 2010. In addition, Mr. Thomson was appointed President and Chief Operating Officer and named to the Board of Directors of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., in July 2012. From May 2008 until December 2010, he served as President, SunCoke Technology and Development LLC. He was Vice President and Executive Vice President, SunCoke Technology and Development LLC from March 2007 to May 2008 and held the additional position of Chief Operating Officer of SunCoke Technology and Development LLC from January 2008 to May 2008. He also served as a Senior Vice President of Sunoco from May 2008 until our initial public offering in July 2011. He was President of PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated (a diversified energy group), from August 2003 to February 2007.
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
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; installation of safety equipment in our facilities; control of surface subsidence from underground mining; and protection of employee health and safety. Complying with these requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business.
Failure to comply with these regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could limit or materially increase the cost of our operations. We may not have been, or may not be, at all times, in complete compliance with all of these requirements, and we may incur material costs or liabilities in connection with these requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
Adverse developments at our cokemaking, coal mining, and/or coal logistics operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns or additional expenditures, which could have a material adverse effect on our results of operations.
Our cokemaking, coal mining and coal logistics operations are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal mining operations could significantly disrupt our ability to produce and distribute coal. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, blending, storage, terminalling, transloading and/or transportation services to our customers. Any sustained disruption at our cokemaking, coal mining and/or coal logistics operations could have a material adverse effect on our results of operations.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking, coal mining, and coal logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke.
Assets and equipment critical to the operations of our cokemaking, coal mining and coal logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.

We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. If we are required to incur impairment charges in the future, our results of operations in the period taken could be materially and adversely affected.
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flows or profitability.
Our cokemaking, coal mining, and coal logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking, coal mining, and/or coal logistics facilities. Non-governmental organizations, environmental groups and individuals have certain statutory rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, our cash flows or profitability could be materially and adversely affected.
Our businesses are subject to inherent risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. We may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, or we are pursued for applicable sanctions, costs and liabilities, our operations and our profitability could be adversely affected.
Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales. Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks.  Such data includes:  intellectual property; our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our employees.  The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, and cause a loss of confidence in our products and services, which could seriously and adversely affect our business.

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
We are required to provide various long-term employee benefits to retired employees and current employees who will retire in the future. At December 31, 2013, these obligations included:

•	pension benefits of $32.9 million; and

•	postretirement medical and life insurance of $38.4 million.
We have estimated these obligations based on actuarial assumptions described in the notes to our financial statements. However, if our assumptions are inaccurate, we could be required to expend materially greater amounts than anticipated. At December 31, 2013, our pension plan was overfunded by 112%, while the post-retirement medical and life insurance obligations are unfunded. If we are required to expend materially greater amounts than anticipated, it could have a material and adverse effect on our financial condition, results of operations and cash flows.
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
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior notes and the credit facilities.
As of December 31, 2013, our total debt was approximately $689.1 million, excluding $147.9 million and $109.3 million of unused commitments under the credit facilities at SunCoke and the Partnership, respectively. Additionally, the credit agreement provides for up to $75.0 million in uncommitted incremental facilities that are available subject to the satisfaction of certain conditions, of which $30.0 million was outstanding as of December 31, 2013.
Subject to the limits contained in the credit agreement that governs the credit facilities (which term includes our new revolving credit facility, term loan and incremental facilities), the Indenture that governs the notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

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
Unfavorable economic conditions in the U. S. and globally, may cause a reduction in the demand for our products, which could adversely affect our cash flows, financial position or results of operations.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could cause reduced demand for our products. Additionally, unfavorable economic conditions, including the potentially reduced availability of credit, may cause a reduction in the demand for steel products, which, in turn, could adversely affect demand for our products. Such conditions could have an adverse effect on our cash flows, financial position or results of operations.
Risks Related to Our Cokemaking Business
Our cokemaking business is subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses.
Factors beyond our control could disrupt our cokemaking operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	earthquakes, subsidence and unstable ground or other conditions that may cause damage to infrastructure or personnel;

•
fire, explosion, or other major incident causing injury to personnel and/or equipment, resulting in all or part of the cokemaking operations at one of our facilities to cease, or be severely curtailed for a period of time;

•	processing and plant equipment failures, operating hazards and unexpected maintenance problems affecting our cokemaking operations or our customers; and

•
adverse weather and natural disasters, such as severe winds, heavy rains, snow, flooding, extremes of temperature, and other natural events affecting cokemaking operations, transportation, or our customers.

If any of these conditions or events occur, our cokemaking operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses in this business segment. Disruptions in our cokemaking operations could materially and adversely affect our financial condition, or results of operations.

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
Substantially all of our domestic coke sales are currently made under long-term contracts with ArcelorMittal, U.S. Steel and AK Steel. For the year ended December 31, 2013, ArcelorMittal, AK Steel and U.S. Steel accounted for approximately 51 percent, 30 percent and 17 percent of our sales and other operating revenue, respectively. We expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. If any one or more of these customers were to significantly reduce its purchases of coke from us, or default on their agreements with us, or fail to renew or terminate its agreements with us, or if we were unable to sell coke to any one or more of these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position and results of operations could be materially and adversely affected.

The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
The coke sales agreement and the energy sales agreement with AK Steel at Haverhill 2, or the Haverhill AK Steel Contracts, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. For the year ended December 31, 2013, the Haverhill AK Steel Contracts accounted for approximately $197.0 million, or 12 percent, of our total revenues. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky, or the Ashland Plant; and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity. If such termination occurs at any time prior to January 1, 2018, AK Steel will be required to pay a significant termination fee.
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
A central element of our growth strategy involves the international expansion of our business. We expanded our cokemaking business internationally in 2007 through our development and operation of our customer’s cokemaking facility in Vitória, Brazil. In 2013, we further expanded our business internationally by forming a cokemaking joint venture with VISA Steel Limited (“VISA Steel”) in India.
In the event we make additional investments in entities that own and operate existing cokemaking facilities, or form joint ventures or other similar arrangements, we must pay close attention to the organizational formalities and time-consuming procedures for sharing information and making decisions. We would share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do. The benefits from a successful investment in an existing entity or joint venture will be shared among the co-owners, so we will not receive the exclusive benefits from a successful investment. Additionally, if a co-owner changes, our relationship may be materially and adversely affected.
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
We are exposed to specific risks inherent in doing business in countries other than the U.S., which risks could adversely affect our results of operations and profitability.
Our foreign operations expose us to several risks that are beyond our control, including, among other things, political and economic instability within the host country; foreign government regulations that favor or require the awarding of contracts to local competitors; difficulty recruiting and retaining management of our overseas operations; difficulties in collecting accounts receivable and longer collection periods; changing taxation policies; fluctuations in currency exchange rates; revaluations, devaluations and restrictions on repatriation of currency; and import/export quotas and restrictions or other trade barriers.
In India, specifically, iron ore production has declined during the past three years due to mining and export restrictions imposed by the Indian government in order to curb illegal mining and conserve mineral reserves. However, the government did not ensure iron ore availability to many steel mills in India, which were dependent on the banned mines. The resultant iron ore scarcity in the state of Odisha, where our cokemaking facilities are located, severely affected Indian steel makers such as our joint venture partner, VISA Steel, that do not have captive mines. Such regulation has had, and other similar regulation in the future could have, a significant and adverse effect on the profitability of our Indian joint venture.
The Indian steelmaking industry is dependent on imported coking coal, since India has very low reserves of prime coking coal. This has led to a dependence upon expensive imports from countries like Australia. VISA SunCoke Limited, our cokemaking joint venture with VISA Steel in India is dependent on coking coal to support its operations. However, logistics issues, such as port congestion in Australia and lack of other good quality options for sourcing coking coal, is a prime cause of concern. If we are unable to secure adequate supplies of coking coal at reasonable prices, the results of operations of our Indian joint venture could be adversely affected.
Fluctuations in foreign currency exchange rates could significantly and adversely affect results of operations or financial condition.
Our operations outside the U.S. have transactions and balances denominated in currencies other than the U.S. dollar, including the Indian rupee and the Brazilian real, among others. Because our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and are reported in U.S. dollars, we translate revenues, expenses and balance sheet accounts of our foreign operations into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Currency exchange rates are influenced by local inflation, growth, interest rates, governmental actions and other events and circumstances beyond our control.
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

The Brazilian licensing agreement for certain of our Brazilian patents used at the Vitoria cokemaking facility may terminate if we are not able to maintain or supplement the patents subject to the licensing agreement, which may have an adverse effect on our future revenues and profitability.
We collect fees in connection with the licensing of certain of our Brazilian patents at the Vitoria cokemaking facility pursuant to a Brazilian licensing agreement, with a term that currently runs through May 2014 when the last patent listed in the agreement expires.  In the past year, the Brazilian Patent Office has issued two additional patents which, once added to the license agreement, will extend the term of the agreement through at least 2022.  Any amendment to the license agreement requires approval by the Brazilian Patent Office.  If the Patent Office does not approve the amendment to add the new patents by the time the current agreement expires, we will not be able to collect licensing fees until we obtain such approval.  Additionally, the validity of the patents included in the current agreement is being challenged in Brazil.  If the challenge is successful prior to obtaining approval from the Patent Office to add the new patents, we will no longer have any technology licensed under any applicable licensing agreement and will no longer receive any licensing fees.  The loss of these licensing fees would adversely affect our results of operations.  We recorded licensing fees of $3.2 million, $4.4 million, and $5.2 million in 2013, 2012 and 2011, respectively.
The failure to consummate or integrate business relationships or other transactions with respect to existing cokemaking facilities in the U.S. and Canada in a timely and cost-effective manner, and operational challenges associated with operating any such cokemaking facility, could have an adverse effect on our financial condition and results of operations.
We are exploring opportunities to enter into business relationships or other transactions with respect to existing cokemaking facilities in order to opportunistically capture market share in the U.S. and Canada. We believe that such opportunities may arise from time to time, and any such transaction could be significant. Any transaction could involve the payment by us of a substantial amount of cash, the incurrence of a substantial amount of debt or the issuance of a substantial amount of equity. Certain opportunities may not result in the consummation of a transaction. In addition, we may not be able to obtain acceptable terms for the required financing for any such transaction that arises. Our future business relationships or other transactions with respect to existing cokemaking facilities could present a number of risks, including the risk of incorrect assumptions regarding the future results of such operations or assets or expected cost reductions or other synergies expected to be realized as a result of entering into a transaction with respect to such operations or assets, the risk of failing to successfully and timely integrate the operations or management of any such operations or assets and the risk of diverting management’s attention from existing operations or other priorities. If we fail to consummate and integrate any transaction in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.
In addition, existing cokemaking facilities in the U.S. and Canada typically utilize by-product cokemaking. By-product cokemaking seeks to recover the coal’s volatile components liberated during the cokemaking process and re-purpose these components into by-products for other uses. Our cokemaking ovens utilize heat recovery technology, which is fundamentally different from the by-product method. If we are not able to successfully operate any by-product cokemaking facility that we may enter into a business relationship or other transaction with, as a result of challenges associated with operating a facility utilizing a different technology or otherwise, our future revenues and profitability could be materially and adversely affected.
Excess capacity in the global steel industry, including in China, may weaken demand for steel produced by our U.S. steel industry customers, which, in turn, may reduce demand for our coke.
In some countries, such as China, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. The availability of this steel at such prices may negatively affect our steelmaking customers, who may not be able to increase and may have to decrease, the prices that they charge for steel as the supply of steel increases. Our customers may also reduce their steel output in response to this increased supply, which would correspondingly reduce their demand for coke and make it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. As a result, the profitability and financial position of our steelmaking customers may be adversely affected, which in turn, could adversely affect the certainty of our long-term relationships with those customers, as well as our ability to sell excess capacity in the spot market, and our own results of operations.
Increased exports of coke from producing countries may weaken our customers’ demand for coke capacity.
Effective January 1, 2013, China, in response to pressure from the World Trade Organization, or WTO, eliminated its 40% tariff on the export of metallurgical coke. During 2013, this action resulted in significantly reduced prices and increased exports of Chinese coke in the international market. Competition from the increased availability and supply of Chinese coke exerted downward pressure on the pricing of coke sold by VISA SunCoke, our Indian joint venture. Future increases in exports of coke from China and other producing countries, including Ukraine, may reduce our customers’ demand for coke capacity, which could depress coke prices and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.
We face increasing competition both from alternative steelmaking and cokemaking technologies that have the potential to reduce or completely eliminate the use of coke, which may reduce the demand for the coke we produce and which could have an adverse effect on our results of operations.
Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have reduced the amount of coke per ton of hot metal through alternative injectants, such as natural gas and pulverized coal, and the use of these coke substitutes could increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced, and this reduction could have a material and adverse effect on our financial position, results of operations and cash flows.
We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify.
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
Other than at our Jewell cokemaking facility, we rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are co-terminous with our coke sales agreements. However, there are limited alternative providers of coal blending services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
As of December 31, 2013, we have approximately 1,344 employees in the U.S. Approximately 25 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers under various contracts. Additionally, 2 percent of our domestic employees are represented by the International Union of Operating Engineers. The labor agreement at our Granite City cokemaking facility expires August 31, 2014. We are currently working on extending the agreement and do not anticipate and work stoppages. As of December 31, 2013, we have approximately 233 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2014. When these agreements expire or terminate, we may not be able to negotiate the agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate a new collective bargaining agreement before the expiration date, our operations and our profitability could be adversely affected. A prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our production and profitability.
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
Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive for coal in the future depend upon factors beyond our control, including:

•	the domestic and foreign demand and supply for metallurgical coal;

•	the quantity and quality of coal available from domestic and foreign competitors;

•	the demand for steel, which may lead to price fluctuations in the re-pricing of our metallurgical coal contracts;

•	competition within our industry;

•	adverse weather, extreme temperatures, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

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
Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely harmed. At December 31, 2013, our liabilities for coal workers’ black lung benefits totaled $32.4 million, which included the estimated impact of PPACA. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
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
New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, also may require us to change operations significantly, or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. See “Item 1. Business-Legal and Regulatory Requirements” for further information about the various governmental regulations affecting us.
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
Factors beyond our control could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	poor mining conditions resulting from geological, hydrologic or other conditions that may cause damage to nearby infrastructure or mine personnel;

•	variations in the thickness and quality of coal seams, and variations in the amounts of rock and other natural materials overlying the coal being mined;

•	a major incident at a mine site that causes all or part of the operations of the mine to cease for some period of time;

•	mining, processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather, extreme temperatures, and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers;

•	unexpected or accidental surface subsidence from underground mining;

•	accidental mine water discharges, fires, explosions or similar mining accidents; and

•	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction.
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

Each of these factors may vary considerably. As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary materially due to changes in the foregoing factors and assumptions. Therefore, our estimates may not accurately reflect our actual reserves. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and these variances may be material. We engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a new and comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we control proven and probable coal reserves of approximately 114 million tons as of December 31, 2011. Throughout 2013 and 2012, we mined over 3 million tons of coal from our proven and probable reserves and control proven and probable coal reserves of approximately 111 million tons at December 31, 2013. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.
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

Mining in Central Appalachia is more complex and involves more regulatory constraints than mining in other areas of the U.S., which could affect our mining operations and cost structures in these areas.
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
Risks Related to Our Coal Logistics Business
The growth and success of our coal logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could affect the customers for our coal logistics business adversely. As a consequence, the operating results and cash flows of our coal logistics business could be materially and adversely affected.
Our coal logistics operations are conducted through subsidiaries of the Partnership, a publicly traded master limited partnership in which we own the general partner and a significant limited partnership equity interest. The financial results of our Coal Logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal blending, terminalling and transloading services we offer, thus reducing throughput and utilization of our coal logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
The demand for thermal coal can be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. Natural gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. State and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
The demand for metallurgical coal for use in the steel industry may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

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
Factors beyond our control could disrupt our coal logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•	a major incident that causes all or part of the coal logistics operations at a site to cease for a period of time;

•	processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding, extreme temperatures and other natural events affecting coal logistics operations, transportation, or customers;
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

•	demand for electricity in the U.S. is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	demand for metallurgical coal depends on steel demand in the U.S. and globally, which if weakened would negatively impact the revenues, margins and profitability of our coal logistics business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; and

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
Our historical financial information for the periods ended prior to the Separation included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Sunoco. Accordingly, the historical financial information included here does not necessarily reflect the results of operations, financial position and cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

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
Sunoco has received a private letter ruling from the IRS, substantially to the effect that, among other things, the contribution and the distribution qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. In addition, Sunoco has received an opinion of Wachtell, Lipton, Rosen & Katz, counsel to Sunoco, to the effect that the contribution and the distribution will qualify as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Sunoco and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Sunoco and its shareholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the Separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Sunoco or us after the Separation. If the Separation is determined to be taxable for U.S. federal income tax purposes, Sunoco and its shareholders could incur significant U.S. federal income tax liabilities and we could incur significant liabilities. See Note 9 to the Combined and Consolidated Financial Statements for a description of the sharing of such tax liabilities between Sunoco and us.
Risks Related to Our Master Limited Partnership
We own a significant equity interest in the Partnership.
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
In connection with the initial public offering of the Partnership, we entered into an omnibus agreement with the Partnership. Pursuant to this agreement, we have agreed to grant the Partnership preferential rights to pursue certain growth opportunities we identify in the U.S. and Canada and a right of first offer to acquire certain of our cokemaking assets located in the U.S. and Canada for so long as we control the Partnership’s general partner. In addition, pursuant to this agreement, we have agreed, for a period of five years from the closing of the initial public offering, to make the Partnership whole, in certain circumstances, to the extent of a customer’s failure to satisfy its obligations or to the extent a customer’s obligations are reduced. This includes an obligation during this five-year period to indemnify the Partnership in the event that AK Steel fails to fulfill its obligations to purchase or pay for coke under the Haverhill coke sales agreement, subject to certain conditions. Additionally, pursuant to this agreement, we have agreed to indemnify the Partnership for certain environmental remediation projects costs arising prior to the closing of the initial public offering. The agreement further provides that we will fully indemnify the Partnership with respect to any tax liability arising prior to or in connection with the closing of the initial public offering and that we will cure or fully indemnify the Partnership for losses resulting from certain title defects at the properties owned by the Partnership or its subsidiaries. Our obligations and the extent of our exposures that may arise under the omnibus agreement are subject to various contingencies and cannot be estimated with certainty at this time.
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

•
Approximately 180 acres in Ceredo (Wayne County), West Virginia and approximately 36 acres in White Creek (Boyd County), Kentucky on which KRT has two coal terminals and one liquids terminal for its coal blending and handling services along the Ohio and Big Sandy Rivers.

We lease the following real property:

•
Approximately 88 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and blending facilities that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 22 acres of land located in Buchanan County, Virginia, on which one of our coal preparation plants is located.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia on which KRT has a coal terminal for its coal blending and handling services along the Kanawha River.

•
Our former corporate headquarters located in Knoxville, Tennessee, under a ten year lease which commenced in 2007. This space is being marketed to sublease to another tenant for the remainder of the lease term, although we will remain directly liable to the landlord under the original lease.

•	Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.
In addition, we lease small parcels of land, mineral rights and coal mining rights for approximately 127 thousand acres of land in Buchanan and Russell Counties, Virginia and McDowell County, West Virginia. Substantially all of the leases are “life of mine” agreements that extend our mining rights until all reserves have been recovered. These leases convey mining rights to us in exchange for payment of certain royalties and/or fixed fees. We use internal land managers and attorneys to perform title reviews on properties prior to obtaining coal leases.

Set forth below is a map depicting the properties and facilities of our coal mining operations.

KY
VA
Jewell Property
McDOWELL COUNTY WV
War
Grundy
McDOWELL COUNTY
TAZEWELL COUNTY
WV
VA
Buchanan County
Tazewell County
BUCHANAN COUNTY
TAZEWELL COUNTY
BUCHANAN COUNTY
RUSSELL COUNTY
Richlands
Active Deep Mine
Active Surface Mine
Preperation Plant or Loading Facility
Jewell Cokemaking Facility
Jewell / Keene Company Offices
Town
Railroad
4 Miles
4 Miles
Harold Keene Property
Honaker

The table below sets forth the proven and probable metallurgical coal reserves at our Jewell coal mining operations as of December 31, 2013:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Hagy	0.41	0.25	0.16	0.04	0.37	—	0.41	0.04	0.37	—	0.41
Middle Splashdam	1.58	1.42	0.16	0.27	1.31	—	1.58	0.27	1.31	—	1.58
Upper Banner	0.52	0.41	0.11	—	0.52	—	0.52	—	0.52	—	0.52
Kennedy	2.80	2.32	0.48	0.06	2.74	—	2.80	0.21	2.59	—	2.80
Red Ash	26.67	16.53	10.14	2.99	23.68	—	26.67	7.40	19.27	—	26.67
Jawbone Rider	7.28	4.27	3.01	0.01	7.27	0.01	7.27	0.01	7.27	—	7.28
Jawbone (JB30)	41.03	24.42	16.61	8.62	32.41	0.34	40.69	6.97	34.06	—	41.03
Tiller	11.40	8.14	3.26	8.35	3.05	0.04	11.36	8.35	3.05	—	11.40
Grand Total	91.69	57.76	33.93	20.34	71.35	0.39	91.30	23.25	68.44	—	91.69

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, preparation plant efficiency, and moisture factors.

(2)	Amounts may not add to totals due to rounding.
The table below sets forth a summary of the proven and probable metallurgical coal reserves of the HKCC Companies as of December 31, 2013:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Lower Banner	2.58	1.69	0.89	2.58	—	1.25	1.33	0.74	1.84	0.03	2.55
Kennedy	3.25	2.82	0.43	3.25	—	0.19	3.06	0.55	2.70	0.04	3.21
Red Ash	4.98	4.52	0.46	4.98	—	—	4.98	—	4.98	—	4.98
Jawbone Rider	7.60	6.76	0.84	7.60	—	—	7.60	—	7.60	—	7.60
Jawbone (JB20-30 & JB 10-30)	1.44	1.43	0.01	1.44	—	—	1.44	—	1.44	—	1.44
Grand Total	19.85	17.22	2.63	19.85	—	1.44	18.41	1.29	18.56	0.07	19.78

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, and moisture factors.

(2)	Amounts may not add to totals due to rounding.
The table below sets forth the historical amount of coal produced at our coal mining operations:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(thousands of tons)
Company Operated Mines	783	867	842	878	823
Contractor Operated Mines(1)	559	609	522	226	311
Total	1,342	1,476	1,364	1,104	1,134

(1)	These amounts include coal production of the HKCC Companies, which we acquired in January 2011.

Item 3.	Legal Proceedings
The EPA has issued notices of violations, or NOVs, to us for our Haverhill, Granite City, Middletown and Indiana Harbor cokemaking facilities. The information regarding these NOVs is presented in Note 18 to our Combined and Consolidated Financial Statements.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2013.

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

	2013		2012		2011
	High	Low	High	Low	High	Low
First Quarter	$17.47	$16.05	$16.00	$11.01
Second Quarter	16.41	14.02	15.37	13.10
Third Quarter	17.14	13.71	17.59	14.04	18.00	10.78
Fourth Quarter	23.16	17.15	17.24	14.26	13.11	9.20
Holders
As of February 21, 2014, we had a total of 69,724,481 issued and outstanding shares of our common stock and had 15,501 holders of record of our common stock.
Dividends
Since our formation, we have not paid any dividends on our common stock. We currently have no plans to pay dividends on our common stock. Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.

Performance Graph
The graph below compares the cumulative total return of a $100 investment in SunCoke common stock with the cumulative total return of a $100 investment in the S&P Small Cap 600 and Dow Jones U.S. Steel indices. It covers the period beginning with the date of our initial public offering of July 12, 2011 through December 31, 2013 and assumes the reinvestment of dividends.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 is a broad equity market index comprised of companies of between $300 million and $1.4 billion. SunCoke is a part of this index. The Dow Jones U.S. Iron & Steel index is comprised of both U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. In addition, we have coal mining operations. Accordingly, we believe the Dow Jones U.S. Iron & Steel index is appropriate for comparison purposes.
Share Repurchase Program
On February 16, 2012, our Board of Directors authorized a program to repurchase an aggregate amount of up to 3,500,000 shares of our common stock through the end of 2015 from time to time in the open market, through privately negotiated transactions, block transactions or otherwise in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. The Company had no repurchases of common stock during the fourth quarter 2013. As of December 31, 2013, there were 2,300,383 shares that could be purchased under the repurchase plan discussed above.

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
The historical Combined Financial Statements for periods prior to the Separation Date include the accounts of all operations that comprised the cokemaking and coal mining operations of Sunoco, after elimination of all intercompany balances and transactions within the combined group of companies. The historical Combined Financial Statements also include allocations of certain Sunoco corporate expenses. Our management believes the assumptions and methodologies underlying the allocation of corporate and other expenses were reasonable. However, such expenses should not be considered indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in future periods. See Note 7 to our Combined and Consolidated Financial Statements for further information regarding allocated expenses.
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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,647.7	$1,914.1	$1,538.9	$1,326.5	$1,145.0
Operating income	$111.3	$173.7	$67.5	$174.2	$211.6
Net income	$50.1	$102.5	$58.9	$146.3	$211.2
Net income attributable to SunCoke Energy, Inc. / net parent investment	$25.0	$98.8	$60.6	$139.2	$189.6
Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.36	$1.41	$0.87	$1.99	$2.71
Diluted	$0.36	$1.40	$0.87	$1.99	$2.71
Other Information:
Cash and cash equivalents	$233.6	$239.2	$127.5	$40.1	$2.7
Total assets	$2,243.9	$2,011.0	$1,941.8	$1,718.4	$1,546.7
Total debt	$689.1	$723.4	$726.4	$—	$—
SunCoke Energy, Inc. stockholders’ equity / net parent investment	$557.4	$539.1	$525.5	$369.5	$742.0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Unless the context otherwise requires, references in this report to “the Company,” “we,” “our,” “us,” or like terms, when used in describing periods prior to July 18, 2011, refer to the cokemaking and coal mining operations of Sunoco, Inc. and its subsidiaries prior to the transfer of these operations to SunCoke Energy, Inc. in connection with the Separation. Such references when used in describing periods after July 18, 2011, refer to SunCoke Energy, Inc. and its subsidiaries.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.
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
We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”). Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has cokemaking capacity of approximately 1.7 million tons of coke per year. We also have a preferred stock investment in the project company that owns the Brazil facility. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke has a cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal's liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture include steam generation facilities which use hot flue gas from the cokemaking process to produce steam. Pursuant to steam supply and purchase agreements, Granite City and Haverhill facilities' steam is sold to third-parties and VISA SunCoke's steam is sold to our partner, VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We own and operate coal mining operations in Virginia and West Virginia with more than 111 million tons of proven and probable reserves at December 31, 2013. In 2013, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal.
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steel value chain. During 2013, through our master limited partnership, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, our master limited partnership completed the acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to our Indiana Harbor cokemaking operations. On October 1, 2013, our master limited partnership completed the acquisition of Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky.
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). Concentrating and pelletizing are processes that prepare iron ore for use in a blast furnace as part of the integrated steelmaking process and result in a more efficient blast furnace steelmaking process. The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces ("EAF"). The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.” As discussed below, our separation (“Separation”) from Sunoco, Inc. (“Sunoco”) was completed in 2012.
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

Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds (the "Partnership offering"). Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and is reflected as noncontrolling interest on our Consolidated Statement of Income and Consolidated Balance Sheet beginning in the first quarter of 2013. Income attributable to the noncontrolling interest in the Partnership was approximately $24.6 million for the year ended December 31, 2013. The key assets of the Partnership at the time of formation were a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. The Partnership continues to hold this 65 percent interest in these facilities and now also owns the coal blending and handling facilities acquired during 2013. We are also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership issued $150.0 million of senior notes ("Partnership Notes") and repaid $225.0 million of our Term Loan. For a more detailed discussion see “Liquidity and Capital Resources.”

2013 Key Financial Results

•
Total revenues in 2013 decreased 13.9 percent to $1,647.7 million primarily due to the lower coal prices, resulting in the pass-through of lower coal prices within our Domestic Coke segment as well as an approximately $49 per ton decrease in coal sales prices in our Coal Mining segment. Lower volumes at our Indiana Harbor facility also reduced revenues. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment as well as revenues from our new Coal Logistics segment.

•
Net income attributable to stockholders was $25.0 million in 2013 compared to $98.8 million in 2012. The decrease was the result of the overall weakness in the coal mining industry as well as the impact of the refurbishment at Indiana Harbor, which temporarily increased costs and driven down volumes at this facility. Our continued strong operating performance at our other domestic cokemaking facilities partially offset these decreases.

•
Adjusted EBITDA was $215.1 million in 2013 compared to $265.7 million in 2012 due primarily to the factors driving the decrease in revenues and net income discussed above. Adjusted EBITDA from our Coal Mining operations decreased $52.1 million compared to the prior year. While overall Adjusted EBITDA decreased, Adjusted EBITDA per ton in our Domestic Coke operations remained consistent with the prior year at approximately $57.

•	Cash generated from operating activities was $151.3 million in 2013 compared to $206.1 million in 2012. The decrease was driven primarily by the contribution of lower earnings discussed above.
Our Focus in 2013
For the Company, 2013 was a year of solid execution. Our 2013 strategies and accomplishments were as follows:

•	Sustained momentum established at our cokemaking facilities through continued focus on operational excellence, including safety and environmental stewardship, at all facilities

•	Completed an initial public offering of a master limited partnership

•	Achieved domestic and international growth through acquisitions and investments

•	Executed initiatives at Indiana Harbor and initiated the environmental remediation project related to the Haverhill and Granite City consent decree

•	Improved productivity and reduced production costs in our coal operations to enhance long-term strategic flexibility
Sustained momentum established at our cokemaking facilities through continued focus on operational excellence, including safety and environmental stewardship, at all facilities.
During 2013, our cokemaking business maintained its momentum, again exceeding 100 percent capacity utilization. Adjusted EBITDA from our cokemaking operations declined $6.2 million to $243.2 million in 2013 primarily due to lower performance at our Indiana Harbor facility, which incurred higher costs and produced lower volumes as a result of its ongoing refurbishment efforts. Operating our cokemaking facilities reliably and at low cost, while producing consistently high quality coke, is critical to maintaining the satisfaction of existing customers and our ability to grow with new and existing customers. We have continued to achieve reliable and cost-efficient operation of our facilities through the SunCoke Way, a standardized processes, procedures and management system incorporating best practices. Consistent implementation of the SunCoke Way as well as a better understanding of cokemaking sciences have improved our efficiencies, resulting in better yields and enabling us to achieve the flexibility required to execute opportunistic spot sales of approximately 40 thousand tons to a fourth customer during 2013. We also remained committed to maintaining a safe work environment and ensuring strict compliance with applicable laws and regulations.
Completed an initial public offering of a master limited partnership
On January 24, 2013, we completed the initial public offering of the Partnership through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds. The Partnership was formed to enhance the value of the Company, potentially help lower our cost of capital and provide greater financial flexibility. See previous discussion in the "Formation of a Master Limited Partnership."

Achieved domestic and international growth through acquisitions
Domestic
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Adjusted EBITDA from Lake Terminal subsequent to the acquisition date was approximately $2.5 million. Located in East Chicago, Indiana, Lake Terminal has and will continue to provide coal handling and blending services to the Company's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm’s-length transaction.
On October 1, 2013, the Partnership completed its acquisition of Kanawha River Terminals LLC ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT is a leading metallurgical and thermal coal blending and handling terminal service provider in West Virginia and Kentucky with the collective capacity to blend and transload more than 30 million tons of coal annually. Adjusted EBITDA from KRT subsequent to the acquisition date was approximately $2.2 million.
Lake Terminal and KRT do not take possession of coal but instead generate revenues by providing coal handling and blending services to their customers on a fee per ton basis. The results of these acquisitions have been included in the Consolidated Financial Statements and Coal Logistics segment since the acquisition dates.
During 2013, we made substantial progress permitting our next potential domestic facility and expect to receive final permits in early 2014. This potential new facility is planned to be constructed in Kentucky and will include 120 ovens and approximately 660 thousand tons of capacity. We expect this new facility to serve multiple customers while also reserving a portion of its capacity for opportunistic spot market coke sales. Our ability to construct a new facility and to enter into new commercial arrangements is dependent upon market conditions in the steel industry. The Partnership has preferential rights to purchase our interest in this potential facility upon the completion of construction at a price sufficient to provide us with a return on our invested capital equal to our weighted average cost of capital plus six percent.
International
On March 18, 2013, we formed a joint venture with VISA Steel in India. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke, with VISA Steel holding the remaining 51 percent VISA SunCoke sells all of its steam production and approximately one-third of its coke production to VISA Steel, with the remaining coke sold in the spot market. The investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of earnings in VISA SunCoke on a one-month lag. During 2013, VISA SunCoke generated $0.9 million of Adjusted EBITDA reflecting market conditions as well as trade financing challenges related to securing our coal supply. Our focus in 2014 will be to stabilize the business, increase profitability, and maximize cash flow.
Executed initiatives at Indiana Harbor and initiated the environmental remediation project related to the Haverhill and Granite City consent decree
Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement to provide 1.22 million tons of coke annually to ArcelorMittal. In connection with the renewal of this long-term contract, we identified capital refurbishment projects to preserve the production capacity of the facility. As a result of higher than anticipated costs to refurbish the ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we now estimate costs related to the project will be approximately $100 million, compared to our previous estimate of $85 million. During 2013 and 2012, we spent $66 million and $14 million, respectively, on these capital projects and estimate spending an additional $20 million in 2014. In addition, we believe the project scope will address items that may be required in connection with the settlement of the Notices of Violations ("NOVs") at our Indiana Harbor facility. See the section entitled "Business - Legal and Regulatory Requirements - Environmental Matters and Compliance." The contract renewal included an increased fixed fee per ton of coke produced to provide a return on refurbishment capital expenditures. Other key provisions of the extension agreement are substantially similar to the existing agreement, including continuing the pass-through of coal costs and reimbursement of operating and maintenance expenses subject to certain metrics.
We have undertaken capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at our Haverhill and Granite City cokemaking facilities in response to NOVs received from the EPA. We anticipate these capital projects will cost approximately $120 million over the 2012 to 2016 time period, an increase from our previous estimate of $100 million, for which we have spent $33 million to date. During 2013, we finalized negotiations with regulators who have lodged a consent decree in federal district court which is undergoing review. We estimate our probable loss to be approximately $2.2 million. For more information, see the section entitled “Business—Legal and Regulatory Requirements—Environmental Matters and Compliance.”

Improved productivity and reduced production costs in our coal operations to enhance long-term strategic flexibility
During 2013, coal market conditions remained challenging. We continued with our plan to address near-term market weakness and enhance long-term strategic flexibility, reducing costs and increasing productivity by idling certain high-cost mines; consolidating our labor force and equipment into more productive, lower cost mines as well as mines producing higher royalty rates; relocating mine sections in our largest mine and implementing deep cut mining plans as permits are received. As a result, we improved productivity and reduced cash costs per ton by $19 during the year which partially mitigated the impact of the $49 per ton decline in price. This decline in coal sales price per ton, partially offset by an increase in volume of 152 thousand tons, resulted in an Adjusted EBITDA loss of $18.7 million for 2013.
Our Focus and Outlook for 2014
In 2014, our primary focus will be to:

•	Sustain high-level of operating performance in our Domestic Coke operations, continue to drive coal mining efficiencies and stabilize our India joint venture

•	Pursue growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain

•	Evaluate opportunities to enhance value of our coke and coal assets and assess optimal capital structure
Sustain high-level of operating performance in our Domestic Coke operations, continue to drive coal mining efficiencies and stabilize our India joint venture
Given our strong operating performance in 2013, we expect our cokemaking operations to maintain their positive momentum and produce approximately 4.3 million tons of coke.  We expect to achieve Adjusted EBITDA per ton of $60 to $65 at our cokemaking operations in 2014.
We expect performance at our Indiana Harbor facility will normalize in the latter half of the year after the completion of the refurbishment project and the anticipated blast furnace outage at ArcelorMittal, both of which we anticipate to occur during the first half of the year. We will also benefit from the 10-year contract renewal, which provides a return on our refurbishment capital. We also expect to renew the Indiana Harbor flue gas supply and processing agreement with Cokenergy, Inc. (“Cokenergy”), which expired on September 30, 2013. Operations have continued under the terms of the previous agreement without disruption, and we expect to renew this agreement in 2014. See further discussion of these operations in Part I.
In 2014, we will continue our work to improve the reliability of the energy recovery systems and enhance environmental performance at our Haverhill cokemaking facilities. We expect to successfully complete the execution of the environmental remediation project at Haverhill 2 during 2014 and Haverhill 1 during 2015.
In our Coal Mining business, we will continue driving mining efficiency gains to help mitigate the coal pricing headwinds. We will continue to focus on reducing costs and increasing productivity in our coal operations by idling certain high-cost mines and utilizing mines with lower royalty rates.
We anticipate continued difficulties at VISA Steel due to iron ore mining restrictions in India, which will limit steel production, and a weak coke pricing environment due to increased Chinese coke imports. Together with our joint venture partner, we will continue to focus on stabilizing coal supply, mitigating foreign currency risk and managing the operations at VISA SunCoke to achieve improved Adjusted EBITDA and positive cash flows, despite these anticipated challenges in 2014. We plan to pursue additional investment opportunities to grow our international footprint in India by utilizing cash flows and reinvesting our earnings once our existing operations have stabilized.
Pursue growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain
During 2014, we will continue to explore selective opportunities to acquire existing cokemaking assets in the U.S. and Canada. In addition, we expect to finalize the permitting of a potential new coke facility in Kentucky and will seek long-term customer commitments for a majority of the facility’s capacity prior to commencing construction.
We also plan to actively pursue opportunities to expand our coal logistics business, leveraging the management and operations expertise acquired with these businesses. Our coal logistics facilities are operating below capacity, and we will seek to secure additional volumes from existing and new customers to fully utilize these facilities.  In addition, we will pursue acquisitions of third-party assets that can expand our footprint in attractive and complementary segments of the coal logistics market.
In 2013, we received a favorable IRS private letter ruling for the concentrating and pelletizing of iron ore, and we will continue to pursue opportunities for entry into the ferrous market in 2014. In iron ore concentrating, various crushing, grinding and enriching processes separate iron-bearing particles from waste material to produce a concentrate of specific iron content.  In pelletizing, a thermal treatment process forms iron ore concentrate into pellets which are then used in a blast furnace as part of the integrated steelmaking process. Iron ore pellets allow air to flow between the pellets, resulting in a more efficient blast furnace steelmaking process.  The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth.
DRI, an alternative method of ironmaking, has been developed to overcome some of the economic and operating challenges of conventional blast furnaces. DRI is predominantly used as a replacement for steel scrap or pig iron in the electric arc furnace steelmaking process. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent. We have requested a private letter ruling for DRI and will pursue opportunities in the DRI market if we receive a favorable ruling.
Evaluate opportunities to enhance value of our coke and coal assets and assess optimal capital structure
Prior to January 18, 2014, we were subject to a series of limitations and restrictions on restructuring activities as a result of our tax free spin-off from Sunoco. With the expiration of these restrictions, we are evaluating the potential dropdown of all our remaining domestic cokemaking assets to the Partnership over time. We are also considering the appropriate capital structure for the Partnership to facilitate its financing of any dropdown transactions as well as the future capital structure of SunCoke. We have engaged key financial advisors and expect to engage our Board of Directors in early 2014 to evaluate these opportunities. We are also evaluating the appropriate use of proceeds at SunCoke, including prioritization of growth capital and return of capital to shareholders.
We expect the coal mining industry to remain challenging in 2014 and while we will continue to drive productivity to mitigate the impacts of market factors, we are evaluating our strategic options for this business. We are considering a number of factors including the supply of coal on a cost-effective and reliable basis to our Jewell cokemaking facility, the ability to make the coal business more competitive via potential structures and business combinations, as well as the price and structure of a potential transaction.
Items Impacting Comparability

•
Coal Logistics. On August 30, and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. Prior to the acquisition of Lake Terminal, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Income during the period. The results of these newly acquired facilities have been included in the Combined and Consolidated Financial Statements since the dates of acquisition and are presented in the new Coal Logistics segment. Coal Logistics reported revenues of $13.6 million, of which $5.5 million are intercompany revenues, Adjusted EBITDA of $4.7 million and Adjusted EBITDA per ton of $1.24 for the year ended December 31, 2013.

•
India Equity Method Investment. On March 18, 2013, we acquired a 49 percent interest in a joint venture, VISA SunCoke, located in Odisha, India, with VISA Steel. Our 49 percent share of Adjusted EBITDA in 2013 was $0.9 million and included a negative foreign currency impact of $1.5 million on imported coal purchases. Adjusted EBITDA was $3.50 per ton of which the negative foreign currency impact contributed a loss of $5.84 per ton.

•
Indiana Harbor Cokemaking Operations. During 2011, in preparation for negotiation of the extension of the Company's existing coke sales agreement, we conducted an engineering study to identify major refurbishment projects necessary to preserve the production capacity of the facility. We began this refurbishment project in July 2012 and spent approximately $66 million and $14 million in 2013 and 2012, respectively. As a result of higher than anticipated costs to refurbish the ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we are now expected to spend approximately $100 million in total for this project, an increase from our previous estimate of $85 million. We have substantially completed the oven refurbishment and expect the installation of new equipment will be completed in the second half of 2014. Additionally, we revised the estimated useful life of certain assets being replaced as part of the project, which resulted in additional depreciation of $9.5 million, or $0.14 per common share, and $2.2 million, or $0.03 per common share, for the years ended December 31, 2013 and 2012, respectively.

Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed, which increased Adjusted EBITDA $3.3 million compared to the prior year. Our customer has also notified us of a potential blast furnace outage in the first half of 2014. Beginning in the second half of 2014, we expect to begin realizing the full benefits of the refurbishment.
In 2011, we clarified the interpretation of certain contract and billing items with our customer. As a result, coal spilled during the coke oven charging process (“pad coal”) could not be subsequently reused for making coke for this customer, unless it is included in the coal blend at zero cost. The Company recorded expense of approximately $7.0 million for the year ended December 31, 2011 related to these contract and billing issues. The Company reached an agreement to settle its contract and billing issues with ArcelorMittal during the fourth quarter of 2012, which favorably impacted revenues by $4.2 million. For the year ended December 31, 2012, the Company recorded approximately $3.3 million in lower of cost or market adjustments on existing pad coal inventory, and is currently remarketing pad coal to other customers.
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

•
AK Steel Middletown Outage. We cooperated with AK Steel on its projected coke needs after a blast furnace outage occurred at their Middletown plant in the second quarter of 2013. Specifically, due to this outage, we agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. In addition, we provided AK Steel extended payment terms on December 2013 coke production, resulting in a shift of $20.7 million in operating cash flow from 2013 to early 2014. Pursuant to the omnibus agreement, the Company remitted a make-whole payment to the Partnership of $0.9 million during 2013, which was based on lower production levels at our Middletown cokemaking facility. We recorded this payment as a capital contribution to the Partnership.

•
Customer Quality Claim. The Company is in discussions with ArcelorMittal to resolve claims by ArcelorMittal that certain shipments of coke did not meet coke quality targets. In the fourth quarter of 2013, the Company recorded an estimated liability of $2.5 million for the possible reimbursement of certain freight and handling costs incurred by ArcelorMittal and for the Company’s potential legal fees and costs in connection with this matter.

•
Middletown Cokemaking Operations. We commenced operations at our Middletown, Ohio cokemaking facility in October 2011 and reached full production in the first quarter of 2012. Total costs of the project were approximately $410 million. The Middletown cokemaking facility produced 617 thousand tons, 602 thousand tons and 68 thousand tons of coke for the years ended December 31, 2013, 2012, and 2011, respectively. The Middletown cokemaking facility also contributed $263.1 million, $289.0 million, and $28.7 million of revenue and $78.3 million, $59.9 million, and ($0.3) million of Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011, respectively. Middletown revenue and Adjusted EBITDA for the year ended December 31, 2013 benefited from increased operating cost recovery of $6.3 million due to the change from a fixed operating fee per ton to a budgeted amount per ton based on the expected full recovery of operational and maintenance costs. Unreimbursed costs of $10.0 million, of which $4.0 million related to start-up activities in the first quarter of 2012, are included in the results of operations for the year ended December 31, 2012.

•
Black Lung Obligations. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. The changes in discount rates and other assumptions decreased our black lung obligation by approximately $2.4 million in 2013. The impact of PPACA as well as changes in discount rates and other assumptions, increased our black lung benefit obligation by approximately $1.8 million and $6.0 million during 2012 and 2011, respectively.

•
Corporate Separation Transactions. Prior to the Distribution Date, our operating expenses included allocations of certain general and administrative costs from Sunoco for services provided to us by Sunoco. During 2011, we replaced most services provided by Sunoco and developed the internal functions, such as financial reporting, tax, regulatory compliance, legal, corporate governance, treasury, internal audit and investor relations, necessary to fulfill our responsibilities as a stand-alone public company. Allocations from Sunoco were $0.6 million and $14.9 million for the years ended December 31, 2012 and 2011, respectively. Additionally, we incurred $7.2 million in nonrecurring operating expense related to headquarter relocation costs and costs associated with hiring key senior management personnel during the year ended December 31, 2011.

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

•
Interest Expense, net. Interest expense, net was $52.3 million, $47.8 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The year ended December 31, 2013 was impacted primarily by debt restructuring costs of $3.7 million. The remaining increase was primarily due to higher interest rates and commitment fees associated with our debt, partially offset by lower outstanding debt balances. The increase in interest expense in 2012 compared to 2011 is primarily due to SunCoke Energy issuing $730.0 million of debt between July 26, 2011 through December 2012. Partially offsetting this increase was interest income earned on $289.0 million in notes receivable from The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. In connection with the Separation, Sunoco contributed Claymont to SunCoke Energy. As a result, we no longer earn interest income for these notes, as the balances and related interest are eliminated in our consolidated results.

For more information, see the section entitled "Liquidity and Capital Resources."

•
Noncontrolling Interest. Income attributable to noncontrolling interest was $25.1 million and $3.7 million for the year ended December 31, 2013 and 2012, respectively.  The increase is primarily due to the IPO of the Partnership during the first quarter of 2013.  Income attributable to the noncontrolling interest in the Partnership was approximately $24.6 million for the year ended December 31, 2013.  This increase was partially offset by decreased performance at Indiana Harbor, which reduced noncontrolling interest by approximately $3.3 million for the year ended December 31, 2013 compared to the prior year.

Results of Operations
The following table sets forth amounts from the Combined and Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,633.5	$1,902.0	$1,527.6
Other income, net	14.2	12.1	11.3
Total revenues	1,647.7	1,914.1	1,538.9
Costs and operating expenses
Cost of products sold and operating expenses	1,348.0	1,577.6	1,305.8
Loss on firm purchase commitments	—	—	18.5
Selling, general and administrative expenses	92.4	82.0	88.7
Depreciation, depletion and amortization	96.0	80.8	58.4
Total costs and operating expenses	1,536.4	1,740.4	1,471.4
Operating income	111.3	173.7	67.5
Interest income, net - affiliate	—	—	9.0
Interest cost, net	(52.3)	(47.8)	(10.4)
Total financing expense, net	(52.3)	(47.8)	(1.4)
Income before income tax expense and loss from equity method investment	59.0	125.9	66.1
Income tax expense	6.7	23.4	7.2
Loss from equity method investment	2.2	—	—
Net income	50.1	102.5	58.9
Less: Net income (loss) attributable to noncontrolling interests	25.1	3.7	(1.7)
Net income attributable to SunCoke Energy, Inc. / net parent investment	$25.0	$98.8	$60.6
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Revenues. Our total revenues, net of sales discounts, were $1,647.7 million for the year ended December 31, 2013 compared to $1,914.1 million for the corresponding period of 2012. The decrease was due primarily to the lower coal prices, resulting in the pass-through of lower coal prices within our Domestic Coke segment as well as an approximate $49 per ton decrease in coal sales prices in our Coal Mining segment. Lower volumes at Indiana Harbor further drove down revenues. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment as well as revenues from our new Coal Logistics segment.
Costs and Operating Expenses. Total operating expenses were $1,536.4 million for the year ended December 31, 2013 compared to $1,740.4 million for the corresponding period of 2012. The decrease in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment. We also reduced coal cash production costs in our Coal Mining segment by approximately $19 per ton due to the benefit of prior year investments in mine planning, equipment, training, idling of certain mines and cost containment initiatives. These decreases were partially offset by public company costs of the Partnership and acquisition costs. Additionally, depreciation, depletion and amortization expense increased due primarily to increased capital expenditures as well as accelerated depreciation of $9.5 million, or $0.14 per common share, recorded in connection with the refurbishment of our Indiana Harbor facility during 2013.
Financing Expense, Net. Net financing expense was $52.3 million for the year ended December 31, 2013 compared to $47.8 million for the year ended December 31, 2012. The increase was primarily due to debt restructuring costs of $3.7 million. The remaining increase of $0.8 million was primarily due to higher interest rates and commitment fees associated with our debt, partially offset by lower outstanding debt balances.
Income Taxes. Our effective tax rate was 11.4 percent and 18.6 percent in 2013 and 2012, respectively. Income tax expense decreased $16.7 million to $6.7 million for the year ended December 31, 2013 compared to $23.4 million for the corresponding period of 2012, which was primarily due to lower overall earnings as well as higher earnings attributable to noncontrolling interests resulting from the Partnership offering in January 2013, partially offset by lower nonconventional fuel tax credits due to the expiration of the Haverhill credits.
Loss from Equity Method Investment. We recorded a $2.2 million loss from our equity method investment, which included a negative foreign currency impact of $1.5 million on imported coal purchases. Depreciation and amortization included in our 49 percent of the equity method investment results was $2.8 million in 2013.
Performance in the period was affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increased competition from Chinese coke imports and a longer than expected process to secure working capital lines to support our coal procurement requirements. We anticipate market conditions will continue to be challenging in 2014, and our focus remains on stabilizing operations together with our partner.
Year Ended December 31, 2012 compared to Year Ended December 31, 2011
Revenues. Our total revenues, net of sales discounts, were $1,914.1 million for the year ended December 31, 2012 compared to $1,538.9 million for the corresponding period of 2011. Our Middletown facility contributed $260.3 million to the increase in revenues. The remaining increase was primarily driven by higher sales in our Domestic Coke segments due to the pass-through of higher coal prices and transportation costs. Also contributing to the revenue increase was higher sales in our Coal Mining segment, due primarily to higher coal prices and increased volumes. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits were $11.2 million and $12.9 million for 2012 and 2011, respectively.
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
Financing Expense, Net. Net financing expense was $47.8 million for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2011. Comparability between periods is impacted by the financing activities as previously discussed.
Income Taxes. Our effective tax rate was 18.6 percent and 10.9 percent in 2012 and 2011, respectively. Income tax expense increased $16.2 million to $23.4 million for the year ended December 31, 2012 compared to $7.2 million for the corresponding period of 2011. The increase was primarily attributable to higher overall earnings and lower tax credits in 2012 due to the expiration of the Haverhill nonconventional fuel tax credits in July 2012. These increases were partially offset by the loss of the 2010 manufacturer’s deduction for federal income tax purposes in 2011. We were not able to utilize this tax benefit in 2011 because we had a federal net operating loss for tax purposes.
Results of Reportable Business Segments
We report our business results through five segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with Visa Steel in Odisha, India.

•	Coal Logistics consists of our coal handling and blending service operations in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia.
Our coke sales agreements in our Domestic Coke segment contain highly similar contract provisions. Specifically, each agreement includes:

•
Take-or-Pay Provisions. Substantially all of our coke sales at our domestic cokemaking facilities are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage maximum or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We generally do not have significant spot coke sales since our domestic capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues.

•
Coal Cost Component with Pass-Through Provisions. The largest cost component of our coke is the cost of purchased coal, including any transportation or handling costs. Under the contracts at our domestic cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we realize certain targeted coal-to-coke yields. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices decline, the benefits associated with favorable coal-to-coke yields also decline. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales.

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

•
Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer and is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital to SunCoke and may differ based on investment levels, tax benefits and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.

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

Our domestic coke facilities have also realized certain federal income tax credits. Specifically, energy policy legislation enacted in August 2005 created nonconventional fuel tax credits for U.S. federal income tax purposes pertaining to a portion of the coke production at our Jewell cokemaking facility, all of the production at our Haverhill and Granite City cokemaking facilities. The credits cover a four-year period, effective the later of January 1, 2006 or the date any new facility is placed into service prior to January 1, 2010. The credits attributable to production from the second phase of our Haverhill expired in July 2012 and those attributable to production at our Granite City facility expired in November 2013. In 2013, 2012 and 2011, the value of these credits was approximately $15.55, $15.29 and $15.02 per ton of coke produced at facilities eligible to receive credits, respectively.
We have shared a portion of the tax credits with our customers, through discounts to the sales price of coke. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits, totaled $7.4 million, $11.2 million and $12.9 million in the 2013, 2012 and 2011 periods, respectively. As a result of these discounts, our pretax results for these facilities reflect the impact of these sales discounts, while the actual tax benefits are reflected as a reduction of income tax expense. Accordingly, when the tax credits expire, the results of our Domestic Coke segment will increase, but this increase will be more than offset by the increase in our income tax expense.
Revenues from our Brazil segment are derived from licensing and operating fees based upon the level of production from a Brazilian subsidiary of ArcelorMittal. Our revenues also include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend. Recently we have reduced production at our Brazilian cokemaking facility at the request of our customer. These decreases to production do not impact the receipt of our preferred dividend.

Our India segment earnings are generated by our joint venture equity method investment in the VISA SunCoke cokemaking facility in Odisha, India, which is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units. VISA SunCoke's cokemaking process utilizes heat recovery technology developed in China. VISA SunCoke will sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold in the spot market.
Coal Logistics revenues are derived from services provided to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers. Services provided to our domestic cokemaking facilities are provided under contract with terms equivalent to those of an arm's-length transaction. We do not take possession of coal but instead act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts.
Revenues from our Coal Mining segment are generated largely from sales of coal to the Jewell cokemaking facility for conversion into coke. Some coal is also sold to our other domestic cokemaking facilities. Coal sales to third parties have historically been limited, but they have increased as a result of the HKCC acquisition and our contract mining arrangement with Revelation. Intersegment coal revenues for sales to the Domestic Coke segment are based on prices that third parties or coke customers of the Domestic Coke segment have agreed to pay for our coal, which approximate the market price for this quality of metallurgical coal. Most of the coal sales to these third parties and facilities are under contracts with one- to two-year terms, and as a result, coal revenues can lag the market for spot coal prices. Accordingly, the revenues from the Coal Mining segment are most affected by the timing of the execution of coal sales agreements with third parties or the customers of our Domestic Coke segment. Coal production costs are the other critical factor in the financial results of the Coal Mining segment.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other.
Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” at the end of this Item.

Segment Operating Data
The following table sets forth financial and operating data for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$1,528.7	$1,816.8	$1,445.1
Brazil Coke	35.4	36.9	38.0
Coal Mining	61.3	48.3	44.5
Coal Mining intersegment sales	136.7	203.4	183.6
Coal Logistics	8.1	—	—
Coal Logistics intersegment sales	5.5	—	—
Elimination of intersegment sales	(142.2)	(203.4)	(183.6)
Total	$1,633.5	$1,902.0	$1,527.6
Adjusted EBITDA(1):
Domestic Coke	$243.2	$249.4	$133.8
Brazil Coke	16.1	11.9	13.7
India Coke	0.9	—	—
Coal Mining	(18.7)	33.4	35.5
Coal Logistics	4.7	—	—
Corporate and Other	(31.1)	(29.0)	(44.2)
Total	$215.1	$265.7	$138.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	102	100
Domestic Coke production volumes (thousands of tons)(2)	4,269	4,342	3,762
Domestic Coke sales volumes (thousands of tons)(3)	4,263	4,345	3,770
Domestic Coke Adjusted EBITDA per ton(4)	$57.05	$57.40	$35.49
Brazilian Coke production—operated facility (thousands of tons)	876	1,209	1,442
Indian Coke sales volumes (thousands of ton)(5)	257	—	—
Coal Operating Data(6):
Coal sales volumes (thousands of tons):
Internal use	1,164	1,149	1,128
Third parties	488	351	326
Total	1,652	1,500	1,454
Coal production (thousands of tons)	1,342	1,476	1,364
Purchased coal (thousands of tons)	334	42	117
Coal sales price per ton (excludes transportation costs)(7)	$118.05	$167.23	$156.52
Coal cash production cost per ton(8)	$125.87	$144.93	$132.27
Purchased coal cost per ton(9)	$107.27	$103.17	$103.11
Total coal production cost per ton(10)	$139.22	$152.75	$137.23
Coal Logistics Operating Data:
Tons handled (thousands of tons)	3,785	—	—
Coal Logistics Adjusted EBITDA per ton handled (11)	$1.24	$—	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Includes Middletown production volumes of 617 thousand tons, 602 thousand tons and 68 thousand tons in 2013, 2012 and 2011, respectively.

(3)
Excludes 22 thousand tons of consigned coke sales in the year ended December 31, 2013 and 73 thousand tons of consigned coke sales in the year ended December 31, 2012. Includes Middletown sales volumes of 617 thousand tons, 597 thousand tons and 68 thousand tons from 2013, 2012 and 2011, respectively.

(4)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(5)	Represents 100% of VISA SunCoke sales volumes.

(6)	Includes production from Company and contract-operated mines.

(7)	Includes sales to affiliates. The transfer price per ton to our Jewell cokemaking facility was $114.20, $179.30 and $165.00 for 2013, 2012 and 2011, respectively.

(8)
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

(10)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $14.04, $11.76 and $8.89 for 2013, 2012 and 2011, respectively.

(11)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $288.1 million, or 15.9 percent, to $1,528.7 million in 2013 compared to $1,816.8 million in 2012. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $265.4 million to the decrease. Volumes at Indiana Harbor decreased 106 thousand tons, due in part to operational inefficiencies caused by the on-going refurbishment project, and adversely impacted revenues by $49.6 million. Our remaining domestic cokemaking facilities operated at or above 100 percent utilization and sold an additional 24 thousand tons, a portion of which was attributable to a fourth customer, and contributed approximately $13.6 million to revenues. Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement. The new coke sales agreement contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed and resulted in additional revenues of $3.3 million compared to the prior year. The remaining increase of $10.0 million was primarily due to increased operating cost recovery, a significant portion of which was related to the change from a fixed operating fee per ton to a budgeted amount per ton based on the full recovery of expected operation maintenance costs at our Middletown facility.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $6.2 million, or 2.5 percent, to $243.2 million in 2013 compared to $249.4 million in 2012. The refurbishment at our Indiana Harbor facility resulted in lower volumes as well as lower operating expense recovery, which decreased Adjusted EBITDA by $17.3 million. The renewed Indiana Harbor coke sales agreement discussed above, contributed additional Adjusted EBITDA $3.3 million compared to the prior year. Continued strong performance at our other domestic cokemaking facilities resulted in higher volumes, which increased Adjusted EBITDA $2.9 million. Additionally, our other facilities' improved operating expense recovery, which increased Adjusted EBITDA $7.4 million. The improved operating expense recovery was primarily the result of the change in our recovery mechanism at Middletown from a fixed operating fee per ton to a budgeted amount per ton which was based on the anticipated full recovery of expected operating costs. Improved coal-to-coke yields and higher energy sales increased Adjusted EBITDA by $9.8 million and $3.2 million, respectively. Other events impacting results were a customer quality claim that resulted in an estimated $2.5 million liability recorded in the current year as well as the absence of a favorable billing dispute settlement of $4.2 million in the prior year. The remaining decrease of $8.8 million was primarily related to lower breeze sales in 2013.

Depreciation and amortization expense, which was not included in segment profitability, increased $7.4 million, to $68.1 million in 2013 from $60.7 million in 2012, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility. We revised the estimated useful life of certain assets resulting in additional depreciation of $9.5 million recorded during 2013, or $0.14 per common share. The prior year period included accelerated depreciation related to the Indiana Harbor refurbishment as well as accelerated depreciation at our Haverhill facility totaling $4.3 million, or $0.06 per common share.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.5 million, or 4.1 percent, to $35.4 million in 2013 compared to $36.9 million in 2012. The decrease is primarily due to the net effect of lower volumes of 333 thousand tons, which decreased operating revenues by approximately $10.2 million, offset by an increase in price of $8.7 million, which was driven by a minimum fee arrangement that we have with our customer.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $4.2 million, or 35.3 percent, to $16.1 million in 2013 compared to $11.9 million in 2012. The increase is primarily due to a favorable comparison to the prior year period, which contained a higher allocation of corporate costs of $2.8 million. The remaining increase is related to the minimum fee arrangement with our customer.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our 49 percent share of Adjusted EBITDA in 2013 was $0.9 million and included a negative foreign currency impact of $1.5 million on imported coal purchases. Adjusted EBITDA was $3.50 per ton of which the negative foreign currency impact contributed a loss of $5.84 per ton. Performance in the period was affected by several factors including iron ore mining restrictions in India which limited steel production, a weak coke pricing environment due to increased competition from Chinese coke imports and a longer than expected process to secure working capital lines to support our coal procurement requirements. We anticipate market conditions will continue to be challenging in 2014, and our focus remains on stabilizing operations together with our partner.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $53.7 million, or 21.3 percent, to $198.0 million in 2013 compared to $251.7 million in 2012. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $49.18 to $118.05 in 2013 from $167.23 in 2012, reflecting overall lower coal sales prices.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales decreased $66.7 million, or 32.8 percent, to $136.7 million in 2013 compared to $203.4 million in 2012 due primarily to a decrease in coal sales price per ton of $59.62 to $117.36 in 2013 from $176.98 in 2012.
Third party sales increased $13.0 million, or 26.9 percent, to $61.3 million in 2013 from $48.3 million in 2012. The increase is primarily related to increased overall third party sales volumes of 137 thousand tons, or 39.0 percent offset by decreased sale prices for our hi-volatile and thermal coal. Sale prices decreased $15.59 per ton to $119.68 in 2013 compared to $135.27 per ton in 2012.
Adjusted EBITDA
Adjusted EBITDA decreased $52.1 million to a loss of $18.7 million in 2013 compared to a gain of $33.4 million in 2012. Adjusted EBITDA decreased for 2013 due primarily to the decline in average coal selling price discussed above. This decrease was partially offset by an increase in tons sold to third parties and lower cash production costs of approximately $19 per ton, reflecting the progress of our coal action plan initiatives, which include idling mines, reducing staff, upgrading equipment and installing a new cyclone system in our coal preparation plant.
Coal production costs decreased to $139.22 per ton in 2013 from $152.75 per ton in 2012 and coal cash production costs decreased to $125.87 per ton in 2013 from $144.93 per ton in 2012 as a result of the combined impact of the above factors partially offset by the absence of a prior year $4.2 million favorable fair value adjustment on the HKCC contingent consideration. A lower cost of market adjustment and black lung accrual adjustment of $2.3 million and $1.7 million, respectively in 2013 as compared to $0.5 million and $0.7 million, respectively in 2012 also partially offset the decrease in costs.
Depreciation and depletion expense, which was not included in segment profitability, increased $5.6 million, to $23.2 million in 2013 from $17.6 million in 2012 due primarily to capital expenditures for mining equipment during 2012.
Coal Logistics
We entered into the coal logistics business with two acquisitions in 2013. Inclusive of intersegment sales, sales and other operating revenue on 3,785 thousand tons of coal handled were $13.6 million and Adjusted EBITDA was $4.7 million in 2013.
Depreciation and amortization expense, which was not included in segment profitability was $1.8 million during 2013.
Corporate and Other
Corporate expenses increased $2.1 million, or 7.2 percent, to $31.1 million in 2013 from $29.0 million in 2012. The increase in corporate expenses was due to public company costs associated with our master limited partnership and acquisition costs, including the $1.8 million payment to DTE concurrent with the acquisition of Lake Terminal. These increases in expenses were partially offset by a $3.3 million favorable black lung accrual adjustment during 2013 as compared to a $1.1 million unfavorable adjustment during 2012.
Depreciation expense, which was not included in segment profitability, remained reasonably consistent at $2.5 million in 2013, as compared to $2.2 million in 2012.
Analysis of Segment Results
Year Ended December 31, 2012 compared to Year Ended December 31, 2011
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $371.7 million, or 25.7 percent, to $1,816.8 million in 2012 compared to $1,445.1 million in 2011. Our Middletown facility commenced operations in the fourth quarter of 2011 and contributed $260.3 million to the increase in sales for 2012. Excluding Middletown, the increase was mainly attributable to higher pricing driven by the pass-through of higher coal costs, which contributed $68.1 million of the increase. Approximately $24.6 million of the increase was related to higher fees for the reimbursement of operating and transportation costs. Coke sales volumes, excluding Middletown, also increased 46 thousand tons, or 1 percent, in 2012 compared to 2011, which contributed $17.1 million of the increase. Capacity utilization in 2012 was 102 percent, an increase from 100 percent in 2011, which favorably impacted volume and sales at each of our facilities. Decreased sales discounts due to the expiration of federal income tax credits at our Haverhill facility in June 2012 increased revenues approximately $1.7 million in 2012. Revenues in 2012 also benefited approximately $4.2 million from the settlement of a billing dispute with ArcelorMittal during the fourth quarter of 2012. These increases were partially offset by a decrease in energy pricing, which lowered sales and other operating revenue by $4.3 million for 2012.
Adjusted EBITDA
Beginning in the first quarter of 2012, the intersegment coal price charged to the Domestic Coke segment is reflective of the contract price the facility charges its customers. Prior year periods have been adjusted to reflect this change.
Domestic Coke Adjusted EBITDA increased $115.6 million, or 86.4 percent, to $249.4 million for 2012 compared to $133.8 million in 2011. The contribution of our Middletown facility increased Adjusted EBITDA by $60.2 million for 2012. The Middletown results included approximately $10.0 million of unreimbursed costs, $4.0 million of which is associated with start-up activities in the first quarter of 2012. Excluding Middletown, Adjusted EBITDA increased $55.4 million.
Increased coal cost recovery of $38.1 million and increased operating cost recovery of $8.1 million, which was primarily driven by improved performance at our Indiana Harbor and Granite City facilities, contributed primarily to the increase. Increased volumes contributed an additional $4.2 million to the increase in Adjusted EBITDA and the settlement of a billing dispute with ArcelorMittal during the fourth quarter of 2012 also contributed an additional $11.2 million when compared to the prior period. These increases were partially offset by decreases of $6.2 million primarily related to decreased energy sales due primarily to lower pricing and an increase in selling, general and administrative expenses due primarily to an increase in legal costs.
Depreciation and amortization expense, which is not included in segment profitability, increased $17.1 million, to $60.7 million in 2012, from $43.6 million in 2011, primarily due to the impact of Middletown operations as well as accelerated depreciation of $4.3 million, or $0.06 per common share, related to the Indiana Harbor refurbishment and a change in the estimated lives on certain assets at our Haverhill facility.

Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.1 million, or 2.9 percent, to $36.9 million in 2012 compared to $38.0 million in 2011 due to a decreased in volumes of 233 thousand tons, or 16.2 percent, partially offset by higher pass-through of operating costs. The decrease in volumes was due to a request from our customer and does not impact our ability to receive our preferred dividend.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment decreased $1.8 million, or 13.1 percent, to $11.9 million in 2012 compared to $13.7 million in 2011. The decrease is due primarily to higher legal costs, decreased volumes, an unfavorable comparison to prior year due to an operating expense reimbursement in 2011. This was partially offset by increased operating expense recovery.
Depreciation expense, which is not included in segment profitability, was insignificant in both 2012 and 2011.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, increased by $23.6 million, or 10.3 percent, to $251.7 million in 2012 compared to $228.1 million in 2011. The increase in sales and other operating revenue is due to increased coal sales price per ton of $10.71, or 6.8 percent, to $167.23 in 2012, from $156.52 in 2011. Additionally, volume increased 46 thousand tons, or 3.2 percent, for 2012.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Beginning in the first quarter of 2012, intersegment coal revenues for sales to Domestic Coke are reflective of the contract price the facility charges its customer. Prior year periods have been adjusted to reflect this change. Intersegment sales increased $19.8 million, or 10.8 percent, to $203.4 million in 2012 compared to $183.6 million in 2011 due mainly to an increase in price to $176.98 per ton in 2012 from $162.69 per ton in 2011. Internal sales volumes increased 21 thousand tons, or 1.9 percent, in 2012 as compared to 2011, contributing marginally to the increase.
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
The combined impact of these factors resulted in coal production costs increasing to $152.75 per ton in 2012 from $137.23 per ton in 2011 and coal cash production costs increasing to $144.93 per ton in 2012 from $132.27 per ton in 2011.
Depreciation and depletion expense, which is not included in segment profitability, increased $4.7 million, to $17.6 million in 2012 from $12.9 million in 2011 due primarily to capital expenditures for mining equipment in the prior year.
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

Depreciation expense, which is not included in segment profitability, increased $0.5 million, to $2.2 million in 2012 from $1.7 million in 2011. The increase in depreciation is primarily due to increased capital expenditures in the current period, partially offset by accelerated depreciation and asset write-offs resulting from our corporate headquarters relocation in the prior year.
Liquidity and Capital Resources
Prior to the Separation Date, our primary source of liquidity was cash from operations and borrowings from Sunoco. Our funding from Sunoco had been through floating-rate borrowings from Sunoco, Inc. (R&M), a wholly- owned subsidiary of Sunoco. The agreements between Sunoco and the Company related to these borrowings terminated concurrent with our IPO and all outstanding advances were settled.
Following the Separation Date, our primary sources of liquidity are cash on hand, cash from operations and borrowings under the debt financing arrangements described below. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.
Concurrent with the IPO, SunCoke Energy entered into a credit agreement dated as of July 26, 2011 ("Credit Agreement") that provides for a seven-year term loan in a principal amount of $300.0 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00 percent of the original principal amount per year, with the balance payable on the final maturity date. Additionally, the Credit Agreement provides for up to $75.0 million in uncommitted incremental facility term loans (the “Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Concurrent with the IPO, SunCoke Energy also issued $400.0 million aggregate principal amount of senior notes (the “Senior Notes”) that bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity.
In connection with the closing of the Partnership offering, we received net proceeds from the sale of common units of$232.0 million and we repaid $225.0 million of our Term Loan and amended our Credit Agreement. We have $99.1 million outstanding under the Term Loan as of December 31, 2013. The term of the Credit Agreement was extended to January 2018 and we incurred debt issuance costs of $0.7 million related to this transaction. As of December 31, 2013, there was $45.0 million of capacity under the Incremental Facilities. The Credit Agreement also provides for a five-year $150.0 million revolving facility (“Revolving Facility”) that can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of December 31, 2013, the Revolving Facility had no draws and letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement.
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of senior notes ("Partnership Notes"). The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest on the Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a "make-whole" premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. Net proceeds from the issuance of the Partnership Notes were $146.3 million, which was net of debt issuance costs of $3.7 million. In conjunction with the closing of the Partnership offering, the Partnership also entered into a $100.0 million revolving credit facility (the "Partnership Revolving Facility"). The Partnership incurred issuance costs of $2.2 million in conjunction with entering into this new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. The Partnership paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. On October 1, 2013 the Partnership borrowed $40.0 million against the Partnership Revolving Facility for the purchase of KRT. In addition to the $40.0 million borrowed, the credit facility had letters of credit outstanding of $0.7 million, leaving $109.3 million available as of December 31, 2013. Of the total debt issuance costs associated with these facilities, approximately $0.6 million were paid during 2012.
During the year ended December 31, 2013, the Partnership paid three quarterly cash distributions totaling $37.2 million, of which $15.6 million was paid to public unitholders of the Partnership. On January 27, 2014, the Partnership declared a quarterly cash distribution totaling $15.2 million, of which $6.4 million will be paid to public unitholders of the Partnership. The distribution was paid on February 28, 2014 to unitholders of record on February 14, 2014.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$151.3	$206.1	$101.3
Net cash used in investing activities	(326.6)	(84.1)	(275.7)
Net cash provided by (used in) financing activities	169.7	(10.3)	261.8
Net (decrease) increase in cash and cash equivalents	$(5.6)	$111.7	$87.4
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $54.8 million to $151.3 million for the year ended December 31, 2013 as compared to 2012. The decrease in operating cash flow was primarily attributable to the impact of lower earnings in the current year.
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
Cash Used in Investing Activities
Cash used in investing activities increased $242.5 million to $326.6 million for the year ended December 31, 2013, as compared to 2012. The current year period includes expenditures of $67.7 million for our investment in the Indian joint venture, $28.6 million for the acquisition of Lake Terminal, and $84.7 million for the acquisition of KRT. Capital expenditures increased of approximately $65.0 million over the prior year primarily due to the refurbishment of our Indiana Harbor facility and environmental remediation project expenditures at Haverhill.
Cash used in investing activities decreased $191.6 million to $84.1 million for the year ended December 31, 2012 as compared to 2011. Cash used in investing activities in 2012 included capital expenditures of $169.4 million related to the construction of our Middletown facility and $37.6 million net cash used for the acquisition of the HKCC Companies. In 2012, we spent $4.8 million of environmental remediation project expenditures as well as $13.7 million of expansion capital expenditures at Indiana Harbor. In addition, a $3.5 million payment to complete the HKCC acquisition was made in 2012.
For a more detailed discussion of our capital expenditures, see “Capital Requirements and Expenditures” below.
Cash Provided by (Used in) Financing Activities
For the year ended December 31, 2013, net cash provided by financing activities was $169.7 million compared to net cash used in financing activities of $10.3 million for the year ended December 31, 2012. During 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, $40.0 million from borrowing against the Partnership Revolving Facility, and $2.5 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.9 million, the repurchase of shares for $10.9 million and a cash distribution to noncontrolling interests of $17.8 million of which $15.6 million and $2.2 million related to our noncontrolling interest in the Partnership and Indiana Harbor, respectively.
For the year ended December 31, 2012, net cash used in financing activities was $10.3 million compared to net cash provided by financing activities of $261.8 million for the year ended December 31, 2011. The 2011 period included the issuance of the Notes, Term Loan and Incremental Facilities described in "Liquidity and Capital Resources" above offset by repayments to the Sunoco affiliate and the Company’s acquisition of an additional 19 percent ownership interest in the Indiana Harbor Partnership for $34.0 million. During 2012, we repurchased 603,528 shares for $9.4 million, repaid debt $3.3 million and made cash distributions to noncontrolling interests of $2.3 million, which were partly offset by proceeds from stock option exercises of $4.7 million.

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
Our capital requirements have consisted, and are expected to consist, primarily of:

•	ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens, steam generators and coal mines and to comply with environmental regulations;

•	environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and

•
expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities, such as projects that increase coal production from existing mines and increase coke production from existing facilities, as well as capital expenditures made to enable the renewal of a coke sales agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Ongoing capital	$51.5	$61.2	$57.3
Environmental remediation project	27.9	4.8	—
Expansion capital(1)
Indiana Harbor	66.2	13.7	—
Middletown	—	—	169.4
Coal Mining	—	0.9	11.4
Total expansion capital	66.2	14.6	180.8
Total	$145.6	$80.6	$238.1

(1)	Excludes the investment in VISA SunCoke and the acquisitions of Lake Terminal, KRT and the HKCC Companies.
Our capital expenditures for 2014 are expected to be approximately $117 million, which excludes expenditures related to our potential new facility in Kentucky and a potential new coal preparation plant. Included in our capital expenditures for 2014 are approximately $56 million of ongoing capital expenditures, which are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending approximately $120 million in environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations, an increase from our previous estimate of $100 million. We previously spent approximately $33 million related to these projects and anticipate spending approximately $41 million in 2014 and approximately $46 million in the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering is being used to fund $67 million of certain identified environmental remediation projects. In addition, we anticipate spending approximately $20 million in 2014 to complete the refurbishment of the Indiana Harbor facility.
Investments
On March 18, 2013, we completed the transaction to form a cokemaking joint venture, VISA SunCoke, with VISA Steel Limited in India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke, with VISA Steel holding the remaining 51 percent.
On August 30, 2013, the Partnership completed the acquisition of the assets and business operations of Lake Terminal for an all cash purchase price of $28.6 million. On October 1, 2013, the Partnership completed the acquisition of KRT for $84.7 million utilizing available cash and $40.0 million of borrowings under its existing revolving credit facility.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2013:

		Payment Due Dates
	Total	2014	2015-2016	2017-2018	Thereafter
	(Dollars in millions)
Total Debt:
Principal	690.1	$41.0	$2.1	$97.0	$550.0
Interest	262.1	47.8	93.8	90.8	29.7
Operating leases(1)	15.8	4.3	6.0	2.3	3.2
Purchase obligations:
Coal	476.4	476.4	—	—	—
Transportation and coal handling(2)	342.9	42.1	53.2	33.1	214.5
Other(3)	17.3	4.1	3.4	2.8	7.0
Total	$1,804.6	$615.7	$158.5	$226.0	$804.4

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

(3)	Primarily represents open purchase orders for materials and supplies.
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
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 18 to the Combined and Consolidated Financial Statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
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
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $122.5 million, $100.1 million and $93.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation project expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Cautionary Statement Concerning Forward-Looking Statements.”
A long-lived asset, or group of assets, that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. We have had no significant asset impairments during the years ended December 31, 2013, 2012 and 2011.
Retirement Benefit Liabilities
We use actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends and rate of compensation increases. We evaluate these assumptions annually and make adjustments in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carry value of benefit plan assets or obligations.
Pension Benefit Liabilities. We have obligations totaling $32.9 million and plan assets of $36.9 million in connection with a funded noncontributory defined benefit pension plan. Effective January 1, 2011, benefits under this plan were frozen for all eligible participants. We did not make any contributions to this plan in the year ended December 31, 2013.
The principal assumptions that impact the determination of both expense and benefit obligations for our pension plan is the discount rate and the long-term expected rate of return on plan assets. We determine the discount rates for our pension obligation on the measurement date by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to each plans’ estimated future benefit payments.
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

At the beginning of 2013, the target allocation and strategy was an allocation of 66 percent to equity securities and 34 percent to investment grade fixed income securities. During the second quarter of 2013, the pension plan's investment strategy and target asset allocation for non-cash investments was modified to implement an allocation of 50 percent equity securities and 50 percent investment grade fixed income securities. During the fourth quarter of 2013, the target asset allocation and strategy was again modified to a portfolio of 100 percent investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan's benefit obligation. The objective of this strategy is to minimize the risk of market volatility on the value of our pension plan assets.
Other Post-Employment Benefit Liabilities. We have obligations totaling $38.4 million in connection with postretirement welfare benefit plans that provide health care benefits for substantially all of our current retirees. The postretirement welfare benefit plans are unfunded and have historically been paid by us subject to deductibles and coinsurance that have been the responsibility of retirees. Medical benefits under these plans were also phased out or eliminated for most non-mining employees with less than 10 years of service on January 1, 2011. Our future contributions for these plans will be subject to an annual cap for all those who are eligible for these benefits.
The principal assumptions that impact the determination of both expense and benefit obligations for our postretirement health care benefit plan are the discount rate and the health care cost trend rate. However, the impact of the health care trend rate has been greatly mitigated by the cap on our contributions.
We determine the discount rates for our other postretirement welfare benefit obligations on the measurement date by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to each plans’ estimated future benefit payments. We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. The Company amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service, all new employees and employer costs for all those still eligible for such benefits were capped. Effective January 1, 2013, we made modifications to our postretirement welfare benefit plan to reduce the costs associated with the way we administer retiree health care coverage for certain current and future retirees. We amended our postretirement welfare benefit plan to provide Medicare participants with retiree medical benefits through a private insurance exchange beginning January 1, 2013 using a company-funded subsidy varying based upon participant age at the end of each plan year. The age-based, company-funded subsidy is fixed and does not increase with healthcare cost inflation.
Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions and, as permitted by existing accounting rules, are not required to be recognized currently in benefit expense. Rather, those gains or losses are deferred as part of accumulated other comprehensive income (loss) and amortized into expense over future periods. At December 31, 2013, the accumulated net actuarial loss for defined benefit plan was and postretirement welfare benefit plan was $10.1 million and $11.1 million, respectively. We also have unrecognized prior service benefits attributable to our postretirement benefit plans of approximately $16.5 million at December 31, 2013, which is primarily attributable to the phase down or elimination of retiree medical benefits described above. Most of the benefit of this liability reduction will be amortized into income through 2016.
The following table illustrates the sensitivity to a change in certain assumptions for pension and postretirement plans, holding all other assumptions constant:

	Change in Rate	Expense(2)	Benefit Obligations(1)(2)
	(Dollars in millions)
Pension benefits:
Decrease in the discount rate	0.25%	$—	$0.9
Decrease in the long-term expected rate of return on plan assets	0.25%	$0.1	$0.9
Postretirement welfare benefits:
Decrease in the discount rate	0.25%	$—	$0.8
Increase in the annual health care cost trend rates	1.00%	$—	$—

(1)
Represents both the increase in accumulated benefit obligation and the projected benefit obligation for our defined benefit pension plan and the accumulated postretirement benefit welfare obligations for our postretirement welfare benefit plans.

(2)	Certain expense and benefit obligation changes are less than $0.1 million and are not reflected in the table.
See Note 14 for further discussion.

Black Lung Benefit Liabilities
We have obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our employees and former employees (and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine Health and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. The Company recognized income of $0.3 million related to black lung benefits during 2013 and charges against income of $3.3 million and $8.7 million during 2012 and 2011, respectively.
Our independent actuaries annually calculate the actuarial present value of the estimated black lung liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. For the years ended December 31, 2013, 2012 and 2011, the discount rate used to calculate the period end liability was 4.65, 3.80 and 4.50 percent respectively. A 0.25 percent decrease in the discount rate would have increased 2013 coal workers’ black lung expense by $1.0 million.
The estimated liability recognized in our financial statements at December 31, 2013 and 2012 was $32.4 million and $34.8 million, respectively. Changes in actuarial assumptions, including the discount rate and mortality assumptions, decreased our black lung obligation by approximately $2.4 million at December 31, 2013. For the year ended December 31, 2013, we paid black lung benefits of approximately $2.1 million. Our obligations with respect to these liabilities are unfunded at December 31, 2013.
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
On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a standalone theoretical basis, are no longer realizable by SunCoke Energy. Accordingly, after the Separation Date, current and deferred tax benefits totaling $229.2 million were eliminated from the Consolidated Balance Sheets with a corresponding reduction in SunCoke Energy’s equity accounts, $85.8 million which were eliminated in the year ended December 31, 2012.
As of December 31, 2013, SunCoke Energy estimates that all tax benefits have been settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments when necessary. Beginning in 2013, any additional adjustments will be recorded through income.
We received federal income tax credits for coke production from our Granite City cokemaking facility and from the second phase of our Haverhill cokemaking facility. These tax credits were earned for each ton of coke produced and sold and expired four years after the initial coke production at the facility. The tax credit eligibility for coke production from the second phase of the Haverhill facility expired in July 2012 and the tax credit eligibility for coke production from the Granite City facility expired in November 2013. In 2013, 2012 and 2011, the value of the credits was approximately $15.55 per ton, $15.29 per ton and $15.02 per ton of coke produced at facilities eligible to receive credits, respectively. We shared with our customers a portion of the value of these credits, when utilized, through sales discounts to their respective coke prices. Sales discounts provided to our customers were $7.4 million, $11.2 million and $12.9 million in 2013, 2012 and 2011, respectively. At December 31, 2012, we had $13.6 million accrued related to sales discounts that had not yet been shared with our customers.

See Note 9 to our Combined and Consolidated Financial Statements for additional information.
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
Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Certain key restrictions of the tax sharing agreement expired on January 17, 2014. Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $85.8 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco during 2012. A corresponding reduction was made to SunCoke Energy's equity accounts.
Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012. Any remaining services under this agreement were terminated by the end of 2013.
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
Recent Accounting Standards
On January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We have elected to provide the required disclosures in a separate note to the financial statements. See Note 20.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Quarterly Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
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
Management believes Adjusted EBITDA is an important measure of the operating performance of the Company's net assets and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.

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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$173.9	$262.7	$142.8
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	41.2	3.0	(4.0)
Adjusted EBITDA	215.1	265.7	138.8
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	3.2	—	—
Depreciation, depletion and amortization	96.0	80.8	58.4
Financing expense, net	52.3	47.8	1.4
Income tax expense	6.7	23.4	7.2
Sales discount provided to customers due to sharing of nonconventional fuel tax credits	6.8	11.2	12.9
Net income	$50.1	$102.5	$58.9

Below is a reconciliation of 2014 Estimated Adjusted EBITDA to its closest GAAP measure:

	2014
	Low	High
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$183	$203
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	47	52
Total Adjusted EBITDA	230	255
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	4	7
Depreciation, depletion and amortization	105	100
Financing expense, net	55	53
Income tax expense	13	24
Sales discount provided to customers due to sharing of nonconventional fuel tax credits	—	—
Net income	$53	$71

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders

(2)	Reflects estimated share of interest, taxes, depreciation and amortization related to VISA SunCoke

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the carbon steel industry and other industries in which our customers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's coal logistics business;

•	our significant equity interest in the Partnership;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the supply of coke to domestic and/or foreign steel producers;

•	the Partnership's ability to enter into new, or renew existing, agreements upon favorable terms for coal logistics services;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

•
our ability to consummate investments under favorable terms, including with respect to existing cokemaking facilities, which may utilize by-product technology, and integrate them into our existing businesses and have them perform at anticipated levels;

•	our ability to develop, design, permit, construct, start up, or operate new cokemaking facilities in the U.S. or in foreign countries;

•	our ability to successfully implement domestic and/or our international growth strategies;

•	our ability to realize expected benefits from investments and acquisitions, including our investment in the Indian joint venture;

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our coal mining and/or cokemaking operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our coal mining, cokemaking, and/or coal logistics operating, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our coal mining, cokemaking, and /or coal logistics operations;

•	changes in product specifications for either the coal or coke that we produce or the coals we blend, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverages available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein also could have material adverse effects on us. All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary areas of market risk include changes in: (1) the price of coal, which is the key raw material for our cokemaking business and a product of our coal mining business; (2) interest rates; and (3) foreign currency exchange rates.
In our Coal Mining segment, we expect to sell approximately 1.6 million tons of coal in 2014 (including transfers to our cokemaking operations). Although we have historically had limited third-party sales from our coal mining operations, we generally sell coal pursuant to contracts with terms similar to the terms of the contracts pursuant to which we buy coal from third parties, including pricing. For 2014, approximately 93 percent of our projected sales are committed at established selling prices. Accordingly, increases and decreases in the market price of metallurgical coal can significantly impact our Coal Mining Segment results.
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, other that Jewell, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales. To the extent that contracts for third-party coal purchases at our Haverhill facility convert to pricing mechanisms of less than a year, then the Jewell coke price will be adjusted accordingly during that year.
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
Other than at our joint venture in VISA SunCoke discussed below, we do not use derivatives to hedge any of our coal purchases or sales. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
Prior to January 24, 2013, we were exposed to changes in interest rates as a result of our borrowing activities and our cash balances. Concurrently with the IPO, SunCoke Energy entered into the Credit Agreement which provides for a seven-year term loan in a principal amount of $300.0 million. The Credit Agreement also provides for up to $75.0 million of Incremental Facilities (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. Borrowings under the Term Loan and Incremental Facilities bear interest, at our option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00 percent or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Borrowings under the Revolving Facility bear interest at either (i) base rate plus an applicable margin or (ii) at LIBOR plus an applicable margin. Additionally, the Company issued $400 million aggregate principal amount of fixed rate senior notes. After the impact of the related interest rate derivative instruments (described in Note 24 to our Combined and Consolidated Financial Statements), less than one percent of our debt portfolio represented variable rate obligations. For the Term Loan, our variable rate exposure relates to changes in LIBOR, only when LIBOR is greater than 1.00 percent. During 2011, LIBOR was below the 1.00 percent floor that was established in the Credit Agreement. Therefore, the Company’s interest rate on Term Loan borrowings was fixed and as such the Company was not subject to changes in interest rates for Term Loan borrowings. For the Partnership Revolving Facility, the daily average outstanding balance was $10.4 million, during the year ended December 31, 2013. Assuming a 50 basis point change in LIBOR, interest expense on the Term Loan and the Partnership Revolving Facility would not have changed by a significant amount for the full year 2013. As of December 31, 2013, there were no outstanding borrowings under the Revolving Facility.
At December 31, 2013, we had cash and cash equivalents of $233.6 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have increased by approximately $1.2 million for the year ended 2013.
Because we operate outside the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income would have been approximately $0.8 million.

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SunCoke Energy, Inc.
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. as of December 31, 2013 and 2012, and the related combined and consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunCoke Energy, Inc. at December 31, 2013 and 2012 and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SunCoke Energy, Inc.
We have audited SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). SunCoke Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SunCoke Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunCoke Energy, Inc. as of December 31, 2013 and 2012 and the related combined and consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2014

SunCoke Energy, Inc.
Combined and Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,633.5	$1,902.0	$1,527.6
Other income, net	14.2	12.1	11.3
Total revenues	1,647.7	1,914.1	1,538.9
Costs and operating expenses
Cost of products sold and operating expenses	1,348.0	1,577.6	1,305.8
Loss on firm purchase commitments	—	—	18.5
Selling, general and administrative expenses	92.4	82.0	88.7
Depreciation, depletion and amortization	96.0	80.8	58.4
Total costs and operating expenses	1,536.4	1,740.4	1,471.4
Operating income	111.3	173.7	67.5
Interest income, net - affiliate	—	—	9.0
Interest cost, net	(52.3)	(47.8)	(10.4)
Total financing expense, net	(52.3)	(47.8)	(1.4)
Income before income tax expense and loss from equity method investment	59.0	125.9	66.1
Income tax expense	6.7	23.4	7.2
Loss from equity method investment	2.2	—	—
Net income	50.1	102.5	58.9
Less: Net income (loss) attributable to noncontrolling interests	25.1	3.7	(1.7)
Net income attributable to SunCoke Energy, Inc. / net parent investment	$25.0	$98.8	$60.6
Earnings attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$0.36	$1.41	$0.87
Diluted	$0.36	$1.40	$0.87
Weighted average number of common shares outstanding:
Basic	69.9	70.0	70.0
Diluted	70.2	70.3	70.0

(See Accompanying Notes)

SunCoke Energy, Inc.
Combined and Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net income	$50.1	$102.5	$58.9
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.3, $1.2 and $1.2, respectively)	(1.9)	(1.9)	(2.2)
Retirement benefit plans funded status adjustment (net of related tax (expense) benefit of ($3.8), ($0.8) and $4.3, respectively)	5.7	1.6	(6.3)
Currency translation adjustment	(10.0)	(1.1)	(1.4)
Comprehensive income	43.9	101.1	49.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	25.1	3.7	(1.7)
Comprehensive income attributable to SunCoke Energy, Inc. / net parent investment	$18.8	$97.4	$50.7

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$233.6	$239.2
Receivables	91.5	70.0
Inventories	135.3	160.1
Income tax receivable	6.6	—
Deferred income taxes	12.6	2.6
Other current assets	2.3	1.5
Total current assets	481.9	473.4
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	56.8	—
Properties, plants and equipment, net	1,544.1	1,396.6
Lease and mineral rights, net	52.8	52.5
Goodwill and other intangible assets, net	25.4	9.4
Deferred charges and other assets	41.9	38.1
Total assets	$2,243.9	$2,011.0
Liabilities and Equity
Accounts payable	154.3	132.9
Accrued liabilities	69.5	91.2
Short-term debt, including current portion of long-term debt	41.0	3.3
Interest payable	18.2	15.7
Income taxes payable	—	3.9
Total current liabilities	283.0	247.0
Long-term debt	648.1	720.1
Accrual for black lung benefits	32.4	34.8
Retirement benefit liabilities	34.8	42.5
Deferred income taxes	376.6	361.5
Asset retirement obligations	17.9	13.5
Other deferred credits and liabilities	18.8	16.7
Total liabilities	1,411.6	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,636,785 shares and 69,988,728 shares at December 31, 2013 and 2012, respectively	0.7	0.7
Treasury stock, 1,255,355 shares and 603,528 shares at December 31, 2013 and 2012, respectively	(19.9)	(9.4)
Additional paid-in capital	446.9	436.9
Accumulated other comprehensive loss	(14.1)	(7.9)
Retained earnings	143.8	118.8
Total SunCoke Energy, Inc. stockholders' equity	557.4	539.1
Noncontrolling interests	274.9	35.8
Total equity	832.3	574.9
Total liabilities and equity	$2,243.9	$2,011.0

(See Accompanying Notes)

SunCoke Energy, Inc.
Combined and Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$50.1	$102.5	$58.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	96.0	80.8	58.4
Share-based compensation expense	7.6	6.7	2.1
Deferred income tax expense	1.6	34.3	24.0
Payments (in excess of) less than expense for retirement plans	(2.2)	(6.6)	5.8
Loss from equity method investment	2.2	—	—
Loss on firm purchase commitment	—	—	18.5
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	(18.1)	(3.8)	(18.3)
Inventories	29.2	56.1	(110.1)
Accounts payable	20.0	(49.0)	57.0
Accrued liabilities	(24.7)	15.2	15.7
Interest payable	2.5	(0.2)	15.9
Income taxes payable	(10.2)	(17.4)	(21.3)
Other	(2.7)	(12.5)	(5.3)
Net cash provided by operating activities	151.3	206.1	101.3
Cash Flows from Investing Activities:
Capital expenditures	(145.6)	(80.6)	(238.1)
Acquisition of businesses, net of cash received	(113.3)	(3.5)	(37.6)
Equity method investment in VISA SunCoke Limited	(67.7)	—	—
Net cash used in investing activities	(326.6)	(84.1)	(275.7)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P.	237.8	—	—
Proceeds from issuance of long-term debt	150.0	—	727.9
Repayment of long-term debt	(225.0)	(3.3)	(1.6)
Debt issuance costs	(6.9)	—	(19.1)
Proceeds from revolving facility	40.0	—	—
Cash distributions to noncontrolling interests	(17.8)	(2.3)	(1.6)
Repurchase of common stock	(10.9)	(9.4)	—
Proceeds from exercise of stock options	2.5	4.7	—
Purchase of noncontrolling interest in Indiana Harbor facility	—	—	(34.0)
Net decrease in advances from affiliate	—	—	(412.8)
Repayments of notes payable assumed in acquisition	—	—	(2.3)
Increase in payable to affiliate	—	—	5.3
Net cash provided by (used in) financing activities	169.7	(10.3)	261.8
Net (decrease) increase in cash and cash equivalents	(5.6)	111.7	87.4
Cash and cash equivalents at beginning of year	239.2	127.5	40.1
Cash and cash equivalents at end of year	$233.6	$239.2	$127.5

(See Accompanying Notes)

SunCoke Energy, Inc.
Combined and Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Net Parent Investment	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2010	—	$—	—	$—	$—	$—	$—	$369.5	$369.5	$59.8	$429.3
Net income (loss) from January 1, 2011 to July 18, 2011	—	—	—	—	—	—	—	40.6	40.6	(5.0)	35.6
Net income from July 19, 2011 to December 31, 2011	—	—	—	—	—	—	20.0	—	20.0	3.3	23.3
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.2 million)	—	—	—	—	—	(1.1)	—	(1.1)	(2.2)	—	(2.2)
Retirement benefit plans funded status adj. (net of related tax benefit of $4.3 million)	—	—	—	—	—	(6.3)	—	—	(6.3)	—	(6.3)
Currency translation adjustment	—	—	—	—	—	(2.0)	—	0.6	(1.4)	—	(1.4)
Capital contribution from Sunoco, Inc. in connection with contribution of business	—	—	—	—	—	—	—	156.5	156.5	—	156.5
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(45.3)	—	—	—	(45.3)	—	(45.3)
Issuance of common stock in exchange for cokemaking and coal mining operations of Sunoco, Inc.	70,000,000	0.7	—	—	562.5	2.9	—	(566.1)	—	—	—
Share-based compensation expense	—	—	—	—	2.1	—	—	—	2.1	—	2.1
Cash distributions to noncontrolling interests	—	—	—	—	(0.2)	—	—	—	(0.2)	(1.4)	(1.6)
Purchase of noncontrolling interests (net of related tax benefit of $4.1 million)	—	—	—	—	(7.8)	—	—	—	(7.8)	(22.3)	(30.1)
Share issuances	12,702	—	—	—	—	—	—	—	—	—	—
At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$—	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	98.8	—	98.8	3.7	102.5
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.2 million)	—	—	—	—	—	(1.9)	—	—	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment (net of related tax expense of $0.8 million)	—	—	—	—	—	1.6	—	—	1.6	—	1.6
Currency translation adjustment	—	—	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(85.8)	—	—	—	(85.8)	—	(85.8)
Share-based compensation expense	—	—	—	—	6.5	—	—	—	6.5	—	6.5
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Share issuances	579,554	—	—	—	4.9	—	—	—	4.9	—	4.9
Shares repurchased	(603,528)	—	603,528	(9.4)	—	—	—	—	(9.4)	—	(9.4)
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$—	$539.1	$35.8	$574.9

SunCoke Energy, Inc.
Combined and Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	25.0	25.0	25.1	50.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.3 million)	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment (net of related tax expense of $3.8 million)	—	—	—	—	—	5.7	—	5.7	—	5.7
Currency translation adjustment	—	—	—	—	—	(10.0)	—	(10.0)	—	(10.0)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	231.8	231.8
Share-based compensation expense	—	—	—	—	7.6	—	—	7.6	—	7.6
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17.8)	(17.8)
Share issuances	299,884	—	—	—	2.8	—	—	2.8	—	2.8
Shares repurchased	(651,827)	—	651,827	(10.5)	(0.4)	—	—	(10.9)	—	(10.9)
At December 31, 2013	69,636,785	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3

(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Combined and Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
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
We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”), designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has cokemaking capacity of approximately 1.7 million tons of coke per year. We have a preferred stock investment in the project company that owns the Brazil facility. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke has a cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which seeks to repurpose the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture include steam generation facilities which use hot flue gas from the cokemaking process to produce steam. Pursuant to a steam supply and purchase agreements, Granite City and Haverhill sell steam to third-parties and VISA SunCoke sells steam to VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, include cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity. The electricity is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
During 2013, through our master limited partnership, we expanded our operations into coal handling and blending services through two acquisitions. See further discussion of our master limited partnership below. On August 30, 2013, the master limited partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to our Indiana Harbor cokemaking operations. On October 1, 2013, the master limited partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky.
We own and operate coal mining operations in Virginia and West Virginia with more than 111 million tons of proven and probable reserves as of December 31, 2013. In 2013, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal.
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
On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units representing limited partner interests in the Partnership in exchange for $231.8 million of net proceeds, net of $24.7 million of offering costs, $6.0 million of which were paid during 2012 (the "Partnership offering"). Of these net proceeds, $67.0 million was retained by the Partnership for environmental remediation project expenditures and $12.4 million for sales discounts related to tax credits owed to our customers. Upon the closing of the Partnership Offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and is reflected in noncontrolling interest on our Consolidated Statement of Income and Consolidated Balance Sheet beginning with the first quarter of 2013.
We are also party to an omnibus agreement pursuant to which we will provide the Partnership with: (1) remarketing efforts upon the occurrence of certain potential adverse events under our coke sales agreements; (2) indemnification of certain environmental costs; and (3) preferential rights for growth opportunities. In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership repaid $225.0 million of our Term Loan and issued $150.0 million of senior notes ("Partnership Notes"). See Note 16.
Consolidation and Basis of Presentation
The Combined and Consolidated Financial Statements of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and include the assets, liabilities, revenues and expenses of the Company and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation.
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
Currency Translation
The functional currency of the Company’s Brazilian operations and India joint venture are the Brazilian real and India rupee, respectively. The Company’s foreign operations translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive loss in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates that prevailed during the period.
Some transactions of the Company’s Brazilian operations and India joint venture are conducted in currencies different from their functional currency. Gains and losses from these foreign currency transactions are included in income as they occur. Our share of equity method losses in India resulting from foreign currency transactions was $1.5 million for the year ended December 31, 2013. The gains and losses from our Brazilian operations were not material to the results of operations during the years ended December 31, 2013, 2012 and 2011.

Revenue Recognition
The Company sells metallurgical coal and coke as well as steam and electricity and also provides coal blending and handling services to third-party customers. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided as defined by customer contracts. Licensing fees, which are determined on a per ton basis, are recognized when coke is produced in accordance with the contract terms. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Substantially all of the coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2013, 2012 and 2011.
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
The Company utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Coal mining machinery and equipment are depreciated over 7 to 20 years. Coal logistics plant and equipment are depreciated over 15 to 20 years. All depreciation, depletion and amortization is excluded from cost of products sold and operating expenses and presented separately in the Combined and Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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

Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually during the fourth quarter. There was no impairment of goodwill or other intangibles during the periods presented. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. See Note 13.
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
Investment in Indian Cokemaking Operations
SunCoke Energy's joint venture investment with VISA Steel, VISA SunCoke, is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. This joint venture is accounted for as an equity method investment which was initially recorded at cost. We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag beginning in the second quarter of 2013.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to hedge against the risk of adverse movements in interest rates and foreign currency fluctuations. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. (See Note 24.)
Cash received or paid upon settlement of derivative financial instruments are classified in the same category as the cash flows from items being hedged in the Combined and Consolidated Statements of Cash Flows.
Income Taxes
Prior to the Distribution Date, SunCoke Energy and certain subsidiaries of Sunoco were included in the consolidated federal and certain consolidated, combined or unitary state income tax returns filed by Sunoco. However, SunCoke Energy’s provision for income taxes and the deferred income tax amounts reflected in the Combined and Consolidated Financial Statements have been determined on a theoretical separate-return basis. Prior to the Separation Date, any current federal and state income tax amounts were settled with Sunoco under a previous tax sharing arrangement. Under this previous tax sharing arrangement, net operating losses and tax credit carryforwards generated on a theoretical separate-return basis could be used to offset future taxable income determined on a similar basis. Such benefits were reflected in the Company’s deferred tax assets, notwithstanding the fact that such net operating losses and tax credits may actually have been realized on Sunoco’s consolidated income tax returns.
On the Separation Date, SunCoke Energy and Sunoco entered into a new tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Under the tax sharing agreement, certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a standalone theoretical basis, are no longer realizable by SunCoke Energy and as such were eliminated from the Consolidated Balance Sheets with a corresponding reduction in SunCoke Energy’s equity accounts. We did not retain any of the federal income tax credits or net operating loss carryforwards that the Company had recognized as deferred income tax assets that were generated prior to the Distribution Date. However, the Company retained certain state tax credits and net operating loss carryforwards, which have been recognized as deferred tax assets on our Consolidated Balance Sheet and may be used to reduce the Company’s future income tax liabilities.
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

The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At December 31, 2013, our Visa SunCoke joint venture had a cumulative loss on unconsolidated earnings.
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
Share-based Compensation
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
Recently Issued Pronouncements
On January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires the disclosure of changes to accumulated other comprehensive income (loss) to be presented by component on the face of the financial statements or in a separate note to the financial statements. This ASU also requires the disclosure of significant items reclassified out of accumulated other comprehensive income (loss) to net income during the period either on the face of the financial statements or in a separate note to the financial statements. This standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We have elected to provide the required disclosures in a separate note to the financial statements. (See Note 20.)
Labor Concentrations
As of December 31, 2013, we have approximately 1,344 employees in the U.S. Approximately 25 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers under various contracts. Additionally, approximately 2 percent of our domestic employees are represented by the International Union of Operating Engineers. The labor agreement at our Granite City cokemaking facility expires August 31, 2014. We are currently working on extending the agreement and do not anticipate any work stoppages. As of December 31, 2013, we have approximately 233 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2014.

3. Arrangement Between Sunoco and SunCoke Energy, Inc.
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
Tax Sharing Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Certain key restrictions of the tax sharing agreement expired on January 17, 2014. Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $85.8 million and $143.4 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco during 2012 and 2011, respectively. A corresponding reduction was made to SunCoke Energy's equity accounts. (See Note 9.)
Transition Services Agreement. On the Separation Date, SunCoke Energy and Sunoco entered into a transition services agreement. The services provided under this agreement generally terminated upon completion of the Distribution on January 17, 2012. Any remaining services under this agreement were terminated by the end of 2013.
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
4. Equity Method Investment
On March 18, 2013, we completed a transaction to form a joint venture, VISA SunCoke, with VISA Steel. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke with VISA Steel holding the remaining 51 percent interest. This investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of GAAP earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. During the year ended December 31, 2013, we incurred losses of $2.2 million from the equity method investment in VISA SunCoke.
5. Acquisitions
SunCoke Lake Terminal LLC
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

The following table summarizes the consideration paid for Lake Terminal and the fair value of the assets acquired at the acquisition date (dollars in millions):

Consideration:
Cash	$28.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Plant, property and equipment	25.9
Inventory	2.7
Total	$28.6
The results of Lake Terminal have been included in the Consolidated Financial Statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $4.3 million, Lake Terminal had revenues of $4.6 million for the year ended December 31, 2013. The acquisition of Lake Terminal increased operating income by $1.9 million for the year ended December 31, 2013. The acquisition of Lake Terminal is not material to the Company's Consolidated Financial Statements; therefore, pro forma information has not been presented.
Kanawha River Terminal LLC
On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT") for $84.7 million, utilizing $44.7 million of available cash and $40.0 million of borrowings under its existing revolving credit facility. KRT a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky. KRT has and will continue to provide coal handling and blending services to third party customers as well as certain SunCoke cokemaking facilities. This acquisition is part of the Company’s strategy to grow through adjacent business lines. Goodwill of $8.2 million arising from the acquisition is primarily due to the strategic location of KRT’s operations.
The following table summarizes the consideration paid for KRT and the fair value of assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Consideration:
Cash	$84.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$5.2
Plant, property and equipment	67.2
Intangible assets	7.9
Current liabilities	(3.7)
Other long-term liabilities	(0.1)
Total identifiable net assets assumed	76.5
Goodwill	8.2
Total	$84.7
The results of KRT have been included in the Combined and Consolidated Financial Statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $1.2 million, KRT had revenues of $9.0 million for the year ended December 31, 2013. The acquisition of KRT increased operating income by $1.0 million for the year ended December 31, 2013. The acquisition of KRT is not material to the Company’s Consolidated Financial Statements; therefore, pro forma information has not been presented.
6. Noncontrolling Interests
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

On January 24, 2013, we completed the initial public offering of the Partnership through the sale of 13,500,000 common units, representing limited partner interests in the Partnership in exchange for $231.8 million of proceeds, net of $24.7 million of offering costs, $6.0 million of which were paid during 2012. Upon the closing of the Partnership offering, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership is held by public unitholders and reflected as a noncontrolling interest in the consolidated financial statements.
7. Related Party Transactions
The related party transactions with Sunoco and its affiliates are described below.
Advances from/to Affiliate
Prior to the Separation Date, Sunoco, Inc. (R&M), a wholly-owned subsidiary of Sunoco, served as a lender and borrower of funds and a clearinghouse for the settlement of receivables and payables for the Company and Sunoco and its affiliates. Amounts due Sunoco, Inc. (R&M) for the settlement of payables included advances to fund capital expenditures. Interest on such payables was based on short-term money market rates. The weighted-average annual interest rate used to determine interest expense was 2.4 percent for 2011 and $3.5 million of expense is included in interest income, net—affiliate on the Combined and Consolidated Statements of Income for 2011. As described in Note 1, on July 26, 2011, proceeds from debt issuances were used to repay $575 million of the advances from affiliate, and the remaining balance was treated as a contribution from Sunoco and capitalized to net parent investment.
Indiana Harbor had a $30.0 million revolving credit agreement with Sunoco, Inc. (R&M) (the “Indiana Harbor Revolver”), which was terminated in conjunction with the Separation. The interest rates for advances under the Indiana Harbor Revolver were based on the one-month London Inter-Bank Offered Rate, as quoted by Bloomberg, L.P., plus 1 percent (1.26 percent at December 31, 2010). The expense associated with the revolving credit agreement is included in interest income, net—affiliate on the Combined and Consolidated Statements of Income.
Interest income on advances to affiliate generated by the investment of idle funds under the clearinghouse activities described above is included in interest income, net—affiliate in the Combined and Consolidated Statements of Income and totaled $0.5 million in 2011. Interest paid to affiliates under the above borrowing arrangements is classified as interest income, net—affiliate in the Combined and Consolidated Statements of Income and totaled $3.6 million in 2011.
Receivable/Payable from/to Affiliate
During 2002, in connection with an investment in the partnership by a third-party investor, Indiana Harbor loaned $200.0 million of excess cash to The Claymont Investment Company (“Claymont”), a then wholly-owned subsidiary of Sunoco. The loan was evidenced by a note with an interest rate of 7.44 percent per annum. Interest income related to the note, which was paid quarterly, is included in interest income, net—affiliate in the Combined and Consolidated Statements of Income and amounted to $8.0 million in 2011.
During 2000, in connection with an investment in the partnership by a third-party investor, Jewell loaned $89.0 million of excess cash to Claymont. The loan was evidenced by a note with an interest rate of 8.24 percent per annum. Interest income related to the note, which was paid annually, is included in interest income, net—affiliate in the Combined and Consolidated Statements of Income and amounted to $4.0 million in 2011.
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
Sales to Affiliate
The flue gas produced during the Haverhill cokemaking process is being utilized to generate low-pressure steam, which is sold to the adjacent chemical manufacturing complex formerly owned and operated by Sunoco’s chemicals business. In 2011, Sunoco sold this facility to Goradia Capital LLC (“Goradia”). Under this agreement, Goradia has assumed Sunoco’s obligations under the agreement. Steam sales to Sunoco’s chemicals business totaled $7.7 million in 2011.

Allocated Expenses
Prior to the Separation, the historical Combined Financial Statements included allocations of certain Sunoco corporate expenses. Amounts were allocated from subsidiaries of Sunoco for employee benefit costs of certain executives of the Company as well as for the cost associated with the participation of such executives in Sunoco’s principal management incentive plans. Indirect corporate and other expenses attributable to the operations of the Company were also allocated from Sunoco. These corporate and other expenses incurred by Sunoco include costs of centralized corporate functions such as legal, accounting, tax, treasury, engineering, information technology, insurance and other corporate services. The allocation methods for these costs include estimates of the costs and level of support attributable to SunCoke Energy for legal, accounting, tax, treasury and engineering, usage and headcount for information technology and prior years’ claims information and historical cost of insured assets for insurance.
SunCoke Energy management believes the assumptions and methodologies underlying the allocation of corporate and other expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by SunCoke Energy if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future.
Concurrent with the Separation, SunCoke Energy entered into a transition services agreement with Sunoco. Under this agreement, Sunoco provides certain services, the use of facilities and other assistance on a transitional basis to SunCoke Energy for fees which approximate Sunoco’s cost of providing these services.
The above allocations and transition services fee are included in cost of products sold and operating expenses and selling, general and administrative expenses in the Combined and Consolidated Statements of Income and totaled $0.6 million and $7.0 million in 2012 and 2011, respectively, and were not material to the financial statements in 2013. Subsequent to the Distribution, transactions with Sunoco are not considered related party transactions.
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
In connection with the Separation, Sunoco made a capital contribution to SunCoke Energy under the terms of the separation and distribution agreement which eliminated certain assets and obligations of SunCoke Energy previously reflected in its combined balance sheet. The following summarizes the impact on SunCoke Energy’s Consolidated Balance Sheet at the Separation Date:
Increase (decrease) in capital contribution (dollars in millions):

Interest receivable from affiliate	$(4.8)
Notes receivable from affiliate	(289.0)
Advances from affiliate	487.3
Payable to affiliate	61.1
Deferred income taxes	(98.1)
Net capital contribution from Sunoco	$156.5
In connection with the contribution of assets for shares of SunCoke Energy common stock, the appropriate components of the total net parent investment were capitalized to stockholders’ equity.
Upon and subsequent to the Separation, SunCoke Energy made noncash distributions of $229.2 million related to the settlement of tax attributes under the tax sharing agreement with Sunoco. A corresponding reduction was made to SunCoke Energy’s equity account. See Note 9.
Guarantees and Indemnifications
For a discussion of certain guarantees that Sunoco, Inc. is providing to the current and former third-party investors of the Indiana Harbor cokemaking operations and the former third-party investors of the Jewell cokemaking facility on behalf of the Company, see Note 18.

8. Customer Concentrations
In 2013, the Company sold approximately 4.2 million tons of coke to its three primary customers in the U.S.: ArcelorMittal, AK Steel and U.S. Steel. Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately one-half of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. The remaining balance of coke sales at the Haverhill facility are primarily sold to AK Steel under long-term contracts. Substantially all coke sales from the Granite City cokemaking facility are made pursuant to a long-term contract with U.S. Steel. All coke sales from the Middletown cokemaking facility, which commenced operations in the fourth quarter of 2011, are made pursuant to a long-term contract with AK Steel. In addition, the licensing and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operations, are payable to the Company under long-term contracts with a Brazilian subsidiary of ArcelorMittal.
The Company generally does not require any collateral with respect to its receivables. At December 31, 2013, the Company’s receivables balance was primarily due from ArcelorMittal, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers; these concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2013, receivables due from ArcelorMittal, AK Steel and U.S. Steel were $34.4 million, $31.5 million and $9.3 million, respectively. Also included in receivables at December 31, 2013 is a $9.5 million preferred dividend from ArcelorMittal Brasil. This preferred dividend is recorded in other income, net on the Combined and Consolidated Statements of Income.
Sales to ArcelorMittal as well as licensing and operating fees from ArcelorMittal Brasil, in total, accounted for $826.7 million, $1,018.9 million and $989.1 million, or 51 percent, 54 percent and 64 percent, for the years ended December 31, 2013, 2012 and 2011, respectively, of the Company’s sales and other operating revenue and are recorded in the Domestic Coke and Brazil Coke segments. Additionally, preferred dividends from ArcelorMittal Brasil of $9.5 million, $9.4 million and $9.3 million, are recorded in other income, net on the Combined and Consolidated Statements of Income.
Sales to AK Steel, in total, accounted for $489.7 million, $539.4 million and $215.2 million, or 30 percent, 28 percent and 14 percent, for the years ended December 31, 2013, 2012 and 2011, respectively, of the Company’s sales and other operating revenue and are recorded in the Other Domestic Coke segment.
Sales to U.S. Steel, in total, accounted for $276.6 million, $310.6 million and $231.4 million or 17 percent, 16 percent and 15 percent, for the years ended December 31, 2013, 2012 and 2011, respectively, of the Company’s sales and other operating revenue and are recorded in the Other Domestic Coke segment.
9. Income Taxes
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
SunCoke Energy has also agreed to certain restrictions that are intended to preserve the tax-free status of the contribution and the Distribution. These covenants include restrictions on SunCoke Energy’s issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business and entering into any other corporate transaction which would cause SunCoke Energy to undergo a 50 percent or greater change in its stock ownership. Certain key restrictions expired on January 18, 2014.
As of December 31, 2013, SunCoke Energy estimates that all tax benefits have been settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments through earnings when necessary.
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
The following table sets forth the income tax benefits which were eliminated from SunCoke Energy’s income tax balances (dollars in millions):

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Nonconventional fuel credit carryforward	$39.9	$54.2
Gasification investment tax credit carryforward	—	40.7
Federal net operating loss carryback	—	26.9
Federal, state and foreign net operating losses and tax credit carryforwards	45.9	22.0
Other	—	(0.4)
Total	$85.8	$143.4
The components of income before income tax expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Domestic	$46.5	$118.1	$59.8
Foreign	12.5	7.8	6.3
Total	$59.0	$125.9	$66.1

The components of income tax expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Income taxes currently payable (receivable):
U.S. federal	$2.3	$(15.7)	$(16.8)
State	0.1	2.1	(3.2)
Foreign	2.7	2.7	3.2
Total taxes currently payable (receivable)	5.1	(10.9)	(16.8)
Deferred tax (benefit):
U.S. federal	(6.3)	36.9	20.0
State	7.9	(2.6)	4.0
Total deferred tax	1.6	34.3	24.0
Total	$6.7	$23.4	$7.2
The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense is as follows:

	Years Ended December 31,
	2013		2012		2011
	(Dollars in millions)
Income tax expense at 35 percent U.S. statutory rate	$20.7	35.0%	$44.1	35.0%	$23.1	35.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests(1)	(8.8)	(14.9)%	(1.3)	(1.0)%	0.6	0.9%
Nonconventional fuel credit	(9.5)	(16.0)%	(16.0)	(12.8)%	(19.8)	(30.1)%
State and other income taxes, net of federal income tax effects	3.2	5.4%	(0.3)	(0.2)%	(0.8)	(1.2)%
Percentage depletion	—	—%	(1.3)	(1.0)%	(0.2)	(0.3)%
Return-to-provision adjustments	(1.7)	(2.9)%	(1.7)	(1.4)%	(1.2)	(1.8)%
Change in valuation allowance	2.0	3.4%	—	—%	1.3	2.0%
Impact of tax sharing agreement	0.7	1.2%	—	—%	—	—%
Domestic production activity deduction	—	—%	(0.8)	(0.6)%	4.2	6.4%
Other	0.1	0.2%	0.7	0.6%	—	—%
	$6.7	11.4%	$23.4	18.6%	$7.2	10.9%

(1)	No income tax expense is reflected in the Combined and Consolidated Statements of Income for partnership income attributable to noncontrolling interests.

The tax effects of temporary differences that comprise the net deferred income tax liability are as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$13.4	$18.2
Black lung benefit liabilities	12.5	13.4
Share-based compensation	5.0	—
Federal tax credit carryforward	19.3	8.4
State tax credit carryforward, net of federal income tax effects	8.6	7.5
State net operating loss carryforward, net of federal income tax effects	5.3	2.0
Other liabilities not yet deductible	10.9	12.3
Other	—	6.2
Total deferred tax assets	75.0	68.0
Less valuation allowance	(3.3)	(1.3)
Deferred tax asset, net	71.7	66.7
Deferred tax liabilities:
Properties, plants and equipment	(141.1)	(326.7)
Investment in partnerships	(294.6)	(98.9)
Total deferred tax liabilities	(435.7)	(425.6)
Net deferred tax liability	$(364.0)	$(358.9)
The net deferred income tax liability was classified in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Current asset	$12.6	$2.6
Noncurrent liability	(376.6)	(361.5)
Net deferred tax liability	$(364.0)	$(358.9)
As of December 31, 2013, we had net operating loss and tax credit carryforwards that generally expire between 2017 and 2032.
Cash payments, including settlements for income taxes as required under the tax sharing arrangement with Sunoco, amounted to $0.7 million, $6.3 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Sunoco’s consolidated federal income tax returns, which include SunCoke Energy, have been examined by the Internal Revenue Service (“IRS”) for all years through 2008. Sunoco has entered into an agreement with the IRS to resolve the federal tax examinations for the 2007 and 2008 tax year. However, the 2007 and 2008 tax years remain open due to the carryback of net operating losses from subsequent years. Sunoco’s consolidated federal income tax returns, which include the Predecessor and SunCoke’s federal income tax returns, are currently under examination for the years 2009 through 2011.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
There are no uncertain tax positions at December 31, 2013 or 2012 and there were no interest or penalties recognized during the years ended December 31, 2013, 2012 and 2011. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At December 31, 2013, our Visa SunCoke joint venture had a cumulative loss on unconsolidated earnings.

10. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2013	2012
	(Dollars in millions)
Coal	$84.0	$108.0
Coke	11.8	11.8
Materials, supplies and other	39.5	32.0
Consigned coke inventory (1)	—	8.3
Total inventories	$135.3	$160.1

(1)
During 2011, the Company estimated that Indiana Harbor would fall short of its 2011 annual minimum coke production requirements by approximately 122 thousand tons. Accordingly, we entered into contracts to procure approximately 133 thousand tons of coke from third parties. The Company then entered into an agreement to sell approximately 95 thousand tons of the purchased coke to a customer on a consignment basis. During 2012, the customer consumed 73 thousand tons of consigned coke and the remaining 22 thousand tons of consigned coke were consumed during the first quarter 2013.

11. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,(1)
	2013	2012
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$1,596.4	$1,514.8
Coal logistics plant, machinery and equipment	82.6	—
Mining plant, machinery and equipment	224.3	193.9
Land and land improvements	101.0	82.6
Construction-in-progress	58.1	38.4
Other	28.8	23.7
Gross investment, at cost	2,091.2	1,853.4
Less: Accumulated depreciation	(547.1)	(456.8)
Total properties, plants and equipment, net	$1,544.1	$1,396.6

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $1,133.1 million and $1,049.7 million and accumulated depreciation of $228.9 million and $181.7 million at December 31, 2013 and December 31, 2012, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

12. Asset Retirement Obligations
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

The following table provides a reconciliation of changes in the asset retirement obligation during each period (dollars in millions):

Balance at January 1, 2012	$12.5
Liabilities incurred	0.7
Liabilities settled	—
Accretion expense(1)	0.8
Revisions in estimated cash flows	(0.5)
Balance at December 31, 2012	$13.5
Liabilities incurred	3.1
Liabilities settled	(0.2)
Accretion expense(1)	1.0
Revisions in estimated cash flows	0.5
Balance at December 31, 2013	$17.9

(1)	Included in cost of products sold and operating expenses.
13. Goodwill and Other Intangible Assets

The following table provides a reconciliation of changes in goodwill during each period:

	Domestic Coke	Coal Mining	Coal Logistics	Total
	(Dollars in millions)
Balance as of December 31, 2011	$3.4	$6.0	$—	$9.4
Balance as of December 31, 2012	3.4	6.0	—	9.4
Acquisitions(1)	—	—	8.2	8.2
Balance as of December 31, 2013	$3.4	$6.0	$8.2	$17.6
(1) Goodwill related to the acquisition of KRT.
The components of definite-lived intangible assets were as follows:

		December 31, 2013
	Weighted - Average Remaining Amortization	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer relationships	11	$6.7	$0.1	$6.6
Trade name	5	1.2	—	1.2
Total		$7.9	$0.1	$7.8
Total amortization expense for intangible assets subject to amortization was $0.1 million for the year ended December 31, 2013. Based on the carrying value of definite-lived intangible assets as of December 31, 2013, we estimate amortization expense to be $0.8 million in each of the next five years.
14. Retirement Benefits Plans
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
Defined benefit plan expense (benefit) consisted of the following components:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Interest cost on benefit obligations	$1.3	$1.5	$1.5
Expected return on plan assets	(2.4)	(1.8)	(2.4)
Amortization of:
Actuarial losses	1.0	0.9	0.5
Total (benefit) expense	$(0.1)	$0.6	$(0.4)
Postretirement benefit plans benefit consisted of the following components:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Service cost	$0.3	$0.3	$0.3
Interest cost on benefit obligations	1.4	1.8	2.1
Amortization of:
Actuarial losses	1.5	1.6	1.2
Prior service benefit	(5.7)	(5.6)	(5.6)
Total	$(2.5)	$(1.9)	$(2.0)
Amortization of actuarial losses for 2014 is estimated at $0.5 million for the defined benefit plan. Amortization of actuarial losses and prior service benefit for 2014 is estimated to be $0.9 million and $5.6 million, respectively, for the postretirement benefit plans.
Defined benefit plan and postretirement benefit plans expense (benefit) is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements, and/or other events require a plan remeasurement. The following assumptions were used to determine defined benefit plan and postretirement benefit plans expense (benefit):

	Defined Benefit Plan			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount Rate	3.65%	4.25%	5.00%	3.30%	3.90%	4.60%
Long-term expected rate of return on plan assets	7.10%	6.25%	8.25%	—%	—%	—%
The long-term expected rate of return on plan assets was estimated based on a variety of factors, including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities.

The following amounts were recognized as components of other comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011:

	Defined Benefit Plan			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$1.0	$0.9	$0.5	$1.5	$1.6	$1.2
Prior service benefit amortization	—	—	—	(5.7)	(5.6)	(5.6)
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	5.6	(1.9)	(6.0)	3.9	0.4	(3.9)
Prior service benefit	—	—	—	—	3.9	—
	$6.6	$(1.0)	$(5.5)	$(0.3)	$0.3	$(8.3)
The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2013 and 2012, as well as the funded status at December 31, 2013 and 2012:

	Defined Benefit Plan		Postretirement Benefit Plans
	2013	2012	2013	2012
	(Dollars in millions)
Benefit obligations at beginning of year(1)	$37.5	$35.8	$43.7	$49.7
Service cost	—	—	0.3	0.3
Interest cost	1.3	1.5	1.4	1.8
Actuarial (gains) losses	(3.9)	2.1	(4.0)	(0.7)
Plan amendments(3)	—	—	—	(3.9)
Benefits paid	(2.0)	(1.9)	(3.0)	(3.5)
Benefit obligations at end of year(1)	$32.9	$37.5	$38.4	$43.7
Fair value of plan assets at beginning of year	$34.9	$30.1
Actual income on plan assets	4.0	2.1
Employer contribution	—	4.6
Benefits paid from plan assets	(2.0)	(1.9)
Fair value of plan assets at end of year	$36.9	$34.9
Net asset (liability) at end of year(2)	$4.0	$(2.6)	$(38.4)	$(43.7)
(1) Represents both the accumulated benefit obligation and the projected benefit obligation for the defined benefit plan and the accumulated postretirement benefit obligations (“APBO”) for the postretirement benefit plans.
(2) Represents retirement benefit assets (liabilities), including current portion, in the consolidated balance sheets. The current portion of retirement liabilities, which totaled $3.6 million and $3.8 million at December 31, 2013 and 2012, respectively, is classified in accrued liabilities in the Consolidated Balance Sheets.
(3) The Company amended its postretirement benefit plan, effective January 1, 2013, to provide post-65 retiree health benefits via Health Reimbursement Arrangement employer contributions.
The Company was not required and did not contribute to its defined benefit plan during 2013 and does not anticipate making any contributions during 2014.

The following table sets forth the cumulative amounts not yet recognized in net income at December 31, 2013 and 2012:

	Defined Benefit Plan		Postretirement Benefit Plans
	2013	2012	2013	2012
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$10.1	$16.7	$11.1	$16.5
Prior service benefits	—	—	(16.5)	(22.2)
Accumulated other comprehensive loss (income) (before related tax benefit)	$10.1	$16.7	$(5.4)	$(5.7)
The following table sets forth the plan assets in the funded defined benefit plan measured at fair value, by input level, at December 31, 2013 and 2012:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	2013	2012
	(Dollars in millions)
Mutual funds:
Equity securities:
Domestic	$—	$12.6
International	—	8.2
Fixed income securities:
Government and Federal-sponsored agency obligations	—	2.7
Corporate and other debt instruments	36.0	10.4
Cash and cash equivalents(1)	0.9	1.0
Total	$36.9	$34.9
(1) Substantially all of these funds are held in connection with fixed income investment strategies.
At December 31, 2013 and 2012, the Company did not have any Level 2 or Level 3 plan assets.
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
At the beginning of 2013, the target asset allocation and strategy was an allocation of 66 percent to equity securities and 34 percent to investment grade fixed income securities. During the second quarter of 2013, the pension plan's investment strategy and target asset allocation for non-cash investments was modified to implement an allocation of 50 percent equity securities and 50 percent to investment grade fixed income securities. During the fourth quarter of 2013, the target asset allocation and strategy was again modified to a portfolio of 100 percent investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan’s benefit obligation. The objective of this strategy is to minimize the risk of market volatility on the value of our pension plan assets.
At the beginning of 2012, the target asset allocation and strategy was a 100 percent allocation to a portfolio of investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan's benefit obligation. During the second quarter of 2012, the pension plan's investment strategy and target asset allocation for non-cash investments was modified to implement an allocation of 66 percent to equity securities and 34 percent to investment grade fixed income securities. The objective of this strategy is to maximize the long-term return on plan assets at a prudent level of risk in order to ensure adequate funding for the Company's pension benefit obligations. Following this change in asset allocation, the plan’s expected return on assets for fiscal 2012 increased from 4.25 percent to 6.25 percent. This change resulted in a reduction of defined benefit plan expense of $0.6 million for fiscal 2012.

The asset allocations attributable to the defined benefit plan at December 31, 2013 and 2012 by asset category, are as follows (in percentages):

	December 31,
	2013	2012
Asset category:
Equity securities	—%	66%
Fixed income securities(1)	100%	34%
Total	100%	100%

(1)	Includes cash and cash equivalents which are held to manage duration in connection with fixed income investment strategies.
The expected benefit payments through 2023 for the defined benefit plan and postretirement benefit plans are as follows:

	Defined Benefit Plan	Postretirement Benefit Plans
	(Dollars in millions)
Year ending December 31:
2014	$2.2	$3.6
2015	2.2	3.6
2016	2.3	3.6
2017	2.3	3.5
2018	2.3	3.3
2019 through 2023	10.8	14.5
The measurement date for the Company’s defined benefit plan and postretirement benefit plans is December 31. The following discount rates were used at December 31, 2013 and 2012 to determine benefit obligations for the plans (in percentages):

	Defined Benefit Plan		Postretirement Benefit Plans
	2013	2012	2013	2012
Discount rate	4.55%	3.65%	4.15%	3.30%
The health care cost trend assumption used at December 31, 2013 to compute the APBO for the postretirement benefit plans was an increase of 8.00 percent (8.50 percent at December 31, 2012), which is assumed to decline gradually to 5.00 percent in 2020 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have an impact of less than $0.1 million on the total of service and interest cost components of postretirement benefits expense and APBO as of December 31, 2013 and 2012.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.9 million, $5.9 million and $4.4 million for years ended December 31, 2013, 2012 and 2011, respectively.

15. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2013	2012
	(Dollars in millions)
Accrued sales discounts	$13.6	$36.2
Accrued benefits	23.9	21.5
Other taxes payable	11.2	10.9
Other	20.8	22.6
Total	$69.5	$91.2
16. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	December 31,
	2013	2012
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million and $1.7 million at December 31, 2013 and December 31, 2012, respectively(1)	$99.1	$323.4
Revolving credit facility, due 2018	40.0	—
7.625 percent senior notes, due 2019 (“Notes”)	400.0	400.0
7.375 percent senior notes, due 2020 ("Partnership Notes")	150.0	—
Total debt	$689.1	$723.4
Less: short-term debt, including current portion of long-term debt	41.0	3.3
Total long-term debt	$648.1	$720.1
(1) Borrowed under the Company’s Credit Agreement dated as of July 26, 2011 (“Credit Agreement”).
Credit Facilities
On July 26, 2011, SunCoke Energy entered into a Credit Agreement which provides for a seven-year term loan in a principal amount of $300.0 million (the “Term Loan”), repayable in equal quarterly installments at a rate of 1.00 percent of the original principal amount per year, with the balance payable on the final maturity date. Additionally, the Credit Agreement provided for up to $75.0 million of uncommitted incremental facility term loans (“Incremental Facilities”) that are available subject to the satisfaction of certain conditions. On December 15, 2011, SunCoke Energy borrowed an additional $30.0 million Term Loan as part of the Incremental Facilities. Upon issuance, the Term Loan and Incremental Facilities were recorded net of a $2.1 million debt discount. As of December 31, 2013 there was $45.0 million of capacity remaining under the Incremental Facilities. SunCoke Energy has $100.1 million outstanding under the Term Loan and Incremental Facilities as of December 31, 2013. The proceeds from the Term Loan and Incremental Facilities were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes.
The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of December 31, 2013, the Revolving Facility had no draws and letters of credit outstanding of $2.1 million, leaving $147.9 million available subject to the terms of the Credit Agreement. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.35 percent.
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
Borrowings under the Term Loan bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) the greater of 1.00 percent or LIBOR plus an applicable margin. The applicable margin on the Term Loan is (i) in the case of base rate loans, 2.00 percent per annum and (ii) in the case of LIBOR loans, 3.00 percent per annum. Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid. The weighted-average interest rate for borrowings outstanding under the Credit Agreement during 2013 was 4.07 percent.
The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement, dated as of July 26, 2011, among the Company, the subsidiaries of the Company party thereto and JPMorgan Chase Bank, N.A, as administrative agent.
In conjunction with the closing of the Partnership offering, the Partnership also entered into a $100.0 million revolving credit facility with a term extending through January 2018. The Partnership incurred issuance costs of $2.2 million in conjunction with entering into this new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. The Partnership paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. On October 1, 2013 the Partnership borrowed $40.0 million against the revolving credit facility for the purchase of KRT. The weighted-average interest rate for borrowings under the revolving credit facility during 2013 was 2.43 percent. In addition to the $40.0 million borrowing, the credit facility had letters of credit outstanding of $0.7 million, leaving $109.3 million available as of December 31, 2013. Commitment fees are based on the unused portion of the Revolver at a rate of 0.40 percent.
The Credit Agreement and the Partnership's revolving credit facility contain certain covenants, restrictions and events of default including, but not limited to, maintaining a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio and limitations on the ability of the Company and certain of the Company’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. In addition, under certain circumstances, the Term Loan is subject to mandatory principal prepayments.
Senior Notes
On July 26, 2011, SunCoke Energy issued $400.0 million aggregate principal of senior notes (the “Notes”) in a private placement. The Notes bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity. Interest on the Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2012. The proceeds from the Notes were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes.
The Notes were offered in the U.S. to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act. On January 25, 2012, we completed an exchange offer for the Notes for an equal principal amount of the Notes whose sale is registered under the Securities Act.
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
The Company recorded $19.1 million of deferred financing fees related to the issuance of the Notes and the facilities under the Credit Agreement.
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
In addition, with the closing of the Partnership offering, the Partnership issued $150.0 million of Partnership Notes. In conjunction with this transaction, the Partnership incurred debt issuance costs of $3.7 million, $0.8 million of which were expensed immediately and were included in interest expense. The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest on the Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes. Approximately $0.6 million of the total debt issuance costs associated with the Partnership Notes and the Partnership's revolving credit facility were paid during 2012.
The Indenture and Partnership Notes contain covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company and Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements.
Debt maturities for each of the next four years is $1.0 million and $96 million in the fifth year.
Interest Rate Swaps
On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. See Note 24 for further information on the interest rate swaps.
17. Black Lung Benefit Obligations
The Company is responsible for making pneumoconiosis (“black lung”) benefit payments to certain of its employees and former employees and their dependents. Such payments are for claims under Title IV of the Federal Coal Mine Health and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Company acts as a self-insurer for both state and federal black lung benefits and adjusts the Company’s accrual each year based upon actuarial calculations of the Company’s expected future payments for these benefits. Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. For the years ended December 31, 2013, 2012 and 2011, the discount rate used to calculate the period end liability was 4.65, 3.80 and 4.50 percent, respectively. The estimated liability was $32.4 million and $34.8 million at December 31, 2013 and 2012, respectively. The Company recognized income of $0.3 million related to black lung benefits during 2013 and expense of $3.3 million and $8.7 million during 2012 and 2011, respectively.
18. Commitments and Contingent Liabilities
The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense, net of sublease income, was $6.4 million, $4.8 million and $5.8 million in 2013, 2012 and 2011, respectively. Sublease income is generated from our former corporate headquarters located in Knoxville, Tennessee. Beginning in the second quarter of 2011, concurrent with our move to Lisle, Illinois, this space was subleased to another tenant. The sublease to this tenant was terminated during 2013. The Company is currently marketing the space for lease and remains directly liable to the landlord under the original lease.

The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2014	$4.3
2015	3.3
2016	2.7
2017	1.3
2018	1.0
2019-Thereafter	3.2
Total	$15.8
The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may be still open for the limited partners and subject to examination. As of December 31, 2013, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements are remote. Sunoco also guarantees SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell. On September 30, 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification. SunCoke Energy has assumed this guarantee.
SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental remediation project costs and preferential rights for growth opportunities.
In June 2013, AK Steel experienced a blast furnace outage at their Middletown plant. Due to this outage, we agreed to manage production at our Haverhill cokemaking facility to be consistent with annual contract maximums and to temporarily scale back coke production at our Middletown facility to name plate capacity levels in the second half of 2013. Pursuant to the omnibus agreement, the Company remitted a make-whole payment to the Partnership of $0.9 million during 2013, which was based on lower production levels at our Middletown cokemaking facility. We recorded this payment as a capital contribution to the Partnership. In addition, the Company provided AK Steel extended payment terms on December 2013 coke production resulting in a shift of $20.7 million in operating cash flow from 2013 to early 2014.
The EPA and state regulators have issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air operating permits for these facilities. We are currently working in a cooperative manner with the EPA, Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have lodged a consent decree in federal district court that is undergoing review. Settlement may require payment of a penalty for alleged past violations as well as the capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $120 million related to these projects, an increase from our previous estimate of $100 million, and have spent approximately $28 million and approximately $5 million in 2013 and 2012, respectively. We anticipate spending approximately $41 million in 2014 and approximately $46 million in the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering is being used to fund $67 million of these environmental remediation projects.
The Company has also received NOVs from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. In addition, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of the study, we originally estimated that we would spend approximately $50 million. Based on discussions with our customer regarding their requirements for the potential contract renewal term, we now estimate that we could spend as much as $100 million. We spent $66 million and $14 million related to this project in 2013 and 2012, respectively. In September 2013, we reached agreement with our customer for ten year extension of our long-term contract. Key provisions of the extension agreement, which took effect October 1, 2013, are substantially similar to the existing agreement, including continuing the pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics and a pricing adjustment per ton of coke produced to recognize the approximately $100 million in new capital being deployed to refurbish and upgrade this facility. We expect to earn a reasonable return on our investment, along with DTE Energy Company, the third party investor owning a 15 percent interest in the partnership (the “Indiana Harbor Partnership”) that owns the Indiana Harbor cokemaking facility. In addition, we believe the project scope will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
The Southwest Ohio Air Quality Agency (SWOAQA) also issued an NOV to our Middletown facility on November 19, 2012. We responded to the NOV by providing a carbon injection plan requested by SWOAQA, and the Company has further updated that plan. At present, the Company cannot assess whether there will be a monetary penalty or any future citations, but we do not expect such a penalty or citations to be material to the financial position, results of operations or cash flows of the Company at December 31, 2013.
The Company is in discussions with ArcelorMittal to resolve claims by ArcelorMittal that certain shipments of coke did not meet coke quality targets. In the fourth quarter of 2013, the Company recorded an estimated liability of $2.5 million for the possible reimbursement of certain freight and handling costs incurred by ArcelorMittal and for the Company’s potential legal fees and costs in connection with this matter.
In November 2013, in order to facilitate coal purchases at the Company's India joint venture, the Company executed an agreement guaranteeing a letter of trade credit for $8.3 million. Subsequent to the execution of the guarantee, VISA SunCoke obtained independent financing through a consortium of local banks which adequately address the joint venture’s working capital requirements. The probability of any losses to the Company is remote and the fair value of the guarantee is insignificant.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2013.
19. Restructuring
The relocation of the Company's corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The Company recorded restructuring charges of $1.3 million, $0.6 million and $8.0 million in 2013, 2012 and 2011, respectively. These charges consist of employee-related costs, primarily related to relocation and lease terminations and asset write-offs. The 2013 restructuring charge includes a change in estimate related to lease termination costs.
The following table presents aggregate restructuring charges related to the relocation:

	Employee- Related Costs	Asset Write-offs	Lease Terminations	Total
	(Dollars in millions)
Years Prior to 2011	$0.1	$0.3	$—	$0.4
Year Ended December 31, 2011	5.4	0.6	2.0	$8.0
Year Ended December 31, 2012	$0.5	$—	$0.1	$0.6
Year Ended December 31, 2013	$0.1	$—	$1.2	$1.3
Charges recorded through December 31, 2013	$6.1	$0.9	$3.3	$10.3

As of December 31, 2013, we do not believe any additional costs related to this restructuring would be material to our financial position in future periods. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.
The following table presents accrued restructuring and related activity as of and for the years ended December 31, 2013, 2012, and 2011 related to the relocation:

	Employee- Related Costs	Lease Terminations	Total
	(Dollars in millions)
Balance at December 31, 2010	$0.1	$—	$0.1
Charges	5.4	2.0	7.4
Cash payments	(4.7)	(0.3)	(5.0)
Balance at December 31, 2011	$0.8	$1.7	$2.5
Charges	0.5	0.1	0.6
Cash payments	(0.7)	(0.4)	(1.1)
Balance at December 31, 2012	$0.6	$1.4	$2.0
Charges	0.1	1.2	1.3
Cash Payments	(0.6)	(0.9)	(1.5)
Balance at December 31, 2013	$0.1	$1.7	$1.8
20. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, by component:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2011	$(6.3)	$(0.2)	$(6.5)
Other comprehensive income before reclassifications	—	(1.1)	(1.1)
Amounts reclassified from accumulated other comprehensive income	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment	1.6	—	1.6
Net current-period other comprehensive loss	(0.3)	(1.1)	(1.4)
At December 31, 2012	(6.6)	(1.3)	(7.9)
Other comprehensive income before reclassifications	—	(10.0)	(10.0)
Amounts reclassified from accumulated other comprehensive income	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment	5.7	—	5.7
Net current-period other comprehensive income (loss)	3.8	(10.0)	(6.2)
At December 31, 2013	$(2.8)	$(11.3)	$(14.1)

The impact of net income on reclassification adjustments from accumulated other comprehensive loss were as follows:

	December 31,
	2013	2012	2011
	(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service income	$5.7	$5.6	$5.6
Actuarial loss	(2.5)	(2.5)	(1.7)
Total before taxes	3.2	3.1	3.9
Income tax expense	(1.3)	(1.2)	(1.2)
Total, net of tax	$1.9	$1.9	$2.7
21. Share-Based Compensation
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
Stock Options
During the year ended December 31, 2013, the Company granted stock options to certain employees to acquire 446,948 shares of common stock. The stock options have a ten-year term and a $16.55 per share weighted average exercise price, which was equal to the average of the high and low prices of SunCoke Energy common stock on the dates of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant (in each case subject to continued employment through the applicable vesting date). All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
During the year ended December 31, 2012, the Company granted stock options to certain employees to acquire 486,182 shares of common stock. The stock options have a ten-year term and a $14.29 per share weighted average exercise price, which was equal to the average of the high and low prices of SunCoke Energy common stock on the dates of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant (in each case subject to continued employment through the applicable vesting date). All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
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

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $6.00, $5.70 and $6.93, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk Free Interest Rate	0.93%	0.82%	1.54%
Expected Term	5 years	5 years	5 years
Volatility	44%	45%	44%
Dividend Yield	—%	—%	—%
Weighted-Average Exercise Price	$16.55	$14.29	$17.25
The Company uses the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a direct peer group and only has a limited trading history it believes this approach provides a reasonable implied volatility.
The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a three percent forfeiture rate in calculating fair value in 2013 and a zero forfeiture rate in calculating fair value in 2011 and 2012. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs significantly.
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2013 and of stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	1,882,864	$16.49	8.7	$0.6
Granted	446,948	$16.55
Exercised	(14,813)	$15.62
Forfeited	(27,747)	$15.18
Outstanding at December 31, 2013	2,287,252	$16.52	8.0	$14.4
Exercisable at December 31, 2013	1,005,675	$16.81	7.6	$6.0
Expected to vest at December 31, 2013	1,243,129	$16.29	8.2	$8.1
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2013 was $0.1 million. No options were exercised during 2012 or 2011.
The Company recognized $4.6 million, $2.9 million net of tax, $3.8 million, $2.3 million net of tax, and $1.4 million, $0.9 million net of tax, in compensation expense during the year ended December 31, 2013, 2012 and 2011, respectively, related to the above stock options. As of December 31, 2013, there was $4.9 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.4 years.
Restricted Stock Units
During the year ended December 31, 2013, the Company issued a total of 293,918 restricted stock units (“RSU”) to certain employees for shares of the Company’s common stock. The weighted average grant date fair value was $16.58. The RSUs vest in three annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
During the year ended December 31, 2012, the Company issued a total of 83,082 restricted stock units (“RSU”) to certain employees for shares of the Company’s common stock. The weighted average grant date fair value was $14.29. The RSUs vest in four annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.

During the year ended December 31, 2011, the Company issued a total of 288,898 restricted stock units (“RSU”) to certain employees for shares of the Company’s common stock. The weighted average grant date fair value was $17.19. A total of 146,545 RSUs vest as follows: (1) 50 percent of each RSU award generally will vest in three equal annual installments, on the first, second and third anniversaries of the date of grant and (2) the remaining 50 percent of each RSU award will vest on the fourth anniversary of the date of grant (in each case subject to continued employment through the applicable vesting date). The Company issued 112,941 RSUs that will vest in three equal annual installments beginning on September 1, 2013. The Company also issued 29,412 RSUs that vest one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2013 and of RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2012	298,700	$16.38
Granted	293,918	$16.58
Vested	(78,568)	$16.31
Forfeited	(12,249)	$16.08
Nonvested at December 31, 2013	501,801	$16.44
Total fair value of RSUs vested was $1.3 million and $0.8 million during 2013 and 2012, respectively. No RSU's vested during 2011.
The Company recognized $2.5 million, $1.6 million net of tax, $1.5 million, $0.9 million net of tax, and $0.7 million, $0.4 million net of tax, in compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively, related to the above RSUs. As of December 31, 2013, there was $5.6 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 2.0 years.
Performance Share Units
The Company issued 96,073 performance share units ("PSU") for shares of the Company's common stock during the year ended December 31, 2013 that vest on December 31, 2015. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the year ended December 31, 2013 is $19.56 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
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
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2013 and of PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Unearned awards outstanding at December 31, 2012	—	$—
Granted	96,073	$19.56
Vested	—	$—
Forfeited	—	$—
Unearned awards outstanding at December 31, 2013	96,073	$19.56
As of December 31, 2013, the Company had 96,073 PSUs outstanding. The Company recognized $0.5 million, $0.3 million net of tax, during the year ended December 31, 2013. As of December 31, 2013, there was $1.3 million of total unrecognized compensation cost related to these nonvested PSUs. This compensation cost is expected to be recognized over the next 2.0 years.

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
At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors, of which 212,296 were outstanding at December 31, 2013. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant, and the remaining outstanding options have a weighted average remaining life of 3.3 years and an aggregate intrinsic value of $0.8 million. During the year ended December 31, 2013 and 2012, 167,762 and 463,699 options were exercised, respectively, with intrinsic values of $0.9 million and $2.6 million, respectively. In 2013 and 2012, respectively, 361,604 and 14,481 options were cancelled in accordance with the terms of the Sunoco share-based compensation plan.
At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, all of which are fully vested with 282,277 outstanding and exercisable as of December 31, 2013. The exercise prices for these stock options range from $8.93 to $22.31 per share. In the first quarter of 2012, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. The stock options expire 10 years from the date of the original grant, and the remaining outstanding options have a weighted average remaining contractual term of 4.7 years and an aggregate intrinsic value of $2.4 million. During the year ended December 31, 2012, 13,577 options were exercised with an intrinsic value of $0.1 million. No options were exercised during 2013. Compensation expense related to these awards during the years ended December 31, 2013 and 2012 was not material.
Outstanding Sunoco common stock units held by SunCoke Energy employees were converted into 95,984 SunCoke Energy restricted stock units at the Distribution Date, all of which had vested as of December 31, 2013. Compensation expense related to these awards was calculated based on the grant-date fair value of the original award and the addition of an anti-dilutive provision. Compensation expense related to these awards during the years ended December 31, 2013 and 2012 was not material. Outstanding Sunoco common stock units held by Sunoco employees were not converted into SunCoke Energy awards.
22. Earnings per Share
The weighted average number of common shares for the 2011 period includes 70.0 million shares of common stock owned by Sunoco on the Separation Date as a result of its contribution of the assets of its cokemaking and coal mining operations to SunCoke Energy and related capitalization.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Years Ended December 31,
	2013	2012	2011
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	69.9	70.0	70.0
Add: effect of dilutive share-based compensation awards	0.3	0.3	—
Weighted-average number of shares-diluted	70.2	70.3	70.0
For the year ended December 31, 2013, 2012 and 2011, diluted earnings per share was calculated to give effect to share-based compensation awards granted using the treasury stock method. In 2013, the potential dilutive effect of 0.2 million stock options was excluded from the computation of diluted weighted-average shares outstanding, as the shares would have been anti-dilutive. In 2012, the potential dilutive effect of 2.5 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive. In 2011, the potential dilutive effect of 0.7 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive.

23. Supplemental Cash Flow Information
Net cash provided by operating activities reflected cash payments for interest and income taxes as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Interest paid	$43.2	$44.0	$2.8
Income taxes paid	$15.3	$6.3	$7.3
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $125.1 million and $180.0 million at December 31, 2013 and 2012, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase approximately 1.845 billion Indian rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During 2013, the settlement date for these arrangements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our Indian joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for this foreign exchange contract and, therefore, the changes in the fair value of the derivative are recorded in other income, net on the Consolidated Statement of Income.
There were no significant foreign exchange contracts outstanding at December 31, 2013. The fair value of the contract at December 31, 2012 was an asset of approximately $0.6 million. In estimating the fair value of the foreign exchange contracts, the Company utilized published rates between the U.S. dollar and Indian rupee at December 31, 2012, which are classified as Level 1 within the valuation hierarchy. For the year ended December 31, 2013, a gain of approximately $0.9 million was recognized in other income related to the cash settlement on March 14, 2013 of the Indian rupee contracts. For the year ended December 31, 2012, the mark to market impact of the foreign exchange contract on other income, net was an increase of approximately $0.6 million.
Interest Rate Swap
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. During 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The impact of this transaction on the financial statements was not material. The remaining agreements expire three years from the forward effective date of October 11, 2011. Under the outstanding interest rate swap agreements, the Company will pay a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements are recorded in interest expense. The counterparties of the interest rate swap agreements are large financial institutions which the Company believes are of high quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of nonperformance by these counterparties, such losses are not anticipated.
The fair value of the swap agreement at December 31, 2013 and 2012 was a liability of approximately $0.3 million and $0.8 million, respectively. The mark to market impact of the swap arrangement on interest expense was a decrease of approximately $0.4 million in the year ended December 31, 2013 and an increase of $0.2 million and $0.5 million in the years ended December 31, 2012 and 2011, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent consideration related to the HKCC acquisition is measured at fair value and amounted to $4.5 million and $4.8 million at December 31, 2013 and 2012, respectively. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at December 31, 2012 included (a) a risk-adjusted discount rate range of 1.915 percent to 8.066 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between 91 thousand and 318 thousand tons per year. Key assumptions at December 31, 2013 include (a) a risk-adjusted discount rate range of 1.135 percent to 8.765 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between zero and 318 thousand tons per year. The fair value adjustments to contingent consideration decreased cost of products sold by $0.3 million, $4.2 million and $1.9 million in the years ended December 31, 2013, 2012 and 2011, respectively.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2013, the estimated fair value of the Company’s long-term debt was estimated to be $687.1 million, compared to a carrying amount of $689.1 million, which was net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
At December 31, 2012, the estimated fair value of the Company’s long-term debt was estimated to be $741.5 million, compared to a carrying amount of $723.4 million net of mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
25. Business Segment Information
The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the U.S. The Company is also an operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment and is a 49 percent joint venture partner in a cokemaking operation in India. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern U.S. as well as coal handling and blending operations in the eastern and midwestern regions of the U.S.
The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke and all facilities, except Jewell, recover waste heat which is converted to steam or electricity through a similar production process. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel. Each of the coke sales agreements contain pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
Prior to 2011, the results of our Jewell cokemaking facility were not comparable to our other domestic cokemaking facilities due to a difference in pricing for the coal component of coke price. Beginning in January 2011, the coal component of coke price in the Jewell cokemaking sales agreement was changed, and as a result the economic characteristics of Jewell became similar to the Company's other domestic cokemaking facilities. Prior to 2013, the Company elected to continue to report Jewell separately due to the differences in comparability of Jewell's results caused by different coal pricing terms in pre 2011 periods versus post 2011 periods. Beginning in January 2013, Jewell has been reflected within the Domestic Coke segment as there is now consistency in Jewell's contract terms between all periods presented. Prior periods have been restated to reflect this change.
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
With the addition of VISA SunCoke, our operations in Brazil are no longer our only foreign coke operations and have been renamed the Brazil Coke segment. The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through 2023, subject, in the case of the licensing agreement, to the issuance prior to 2014 of certain patents in Brazil that have been granted in the U.S. and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
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
The Coal Logistics segment includes the KRT and Lake Terminal facilities, which were acquired during 2013. These facilities provide coal handling and blending services to certain SunCoke cokemaking facilities as well as third party customers. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal blending and handling results are presented in the Coal Logistics segment below.
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Total financing (expense) income, net, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Year Ended December 31, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$1,528.7	$35.4	$—	$61.3	$8.1	$—	$1,633.5
Intersegment sales	$—	$—	$—	$136.7	$5.5	$—	$—
Adjusted EBITDA	$243.2	$16.1	$0.9	$(18.7)	$4.7	$(31.1)	$215.1
Loss from equity method investment	$—	$—	$2.2	$—	$—	$—	$2.2
Depreciation, depletion and amortization	$68.1	$0.4	$—	$23.2	$1.8	$2.5	$96.0
Capital expenditures	$121.2	$0.8	$—	$20.1	$0.2	$3.3	$145.6
Total segment assets	$1,528.4	$59.6	$57.0	$182.7	$119.0	$297.2	$2,243.9

	Year Ended December 31, 2012
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$1,816.8	$36.9	$48.3	$—	$1,902.0
Intersegment sales	$—	$—	$203.4	$—	$—
Adjusted EBITDA	$249.4	$11.9	$33.4	$(29.0)	$265.7
Depreciation, depletion and amortization	$60.7	$0.3	$17.6	$2.2	$80.8
Capital expenditures	$42.3	$1.5	$34.3	$2.5	$80.6
Total segment assets	$1,496.3	$60.6	$196.9	$257.2	$2,011.0

	Year Ended December 31, 2011
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$1,445.1	$38.0	$44.5	$—	$1,527.6
Intersegment sales	$—	$—	$183.6	$—	$—
Adjusted EBITDA	$133.8	$13.7	$35.5	$(44.2)	$138.8
Depreciation, depletion and amortization	$43.6	$0.2	$12.9	$1.7	$58.4
Capital expenditures (1)	$198.2	$0.6	$30.7	$8.6	$238.1
Total segment assets	$1,522.4	$62.7	$182.1	$174.6	$1,941.8

(1)	Domestic Coke capital expenditures includes $169.4 million attributable to the Middletown facility.
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
Management believes Adjusted EBITDA is an important measure of the operating performance of the Company's net assets and provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. Adjusted EBITDA is a measure of operating performance that is not defined by GAAP, does not represent and should not be considered a substitute for net income as determined in accordance with GAAP. Calculations of Adjusted EBITDA may not be comparable to those reported by other companies.
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

Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and includes net income (loss) attributable to noncontrolling interests.
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$173.9	$262.7	$142.8
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	41.2	3.0	(4.0)
Adjusted EBITDA	215.1	265.7	138.8
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	3.2	—	—
Depreciation, depletion and amortization	96.0	80.8	58.4
Financing expense, net	52.3	47.8	1.4
Income tax expense	6.7	23.4	7.2
Sales discount provided to customers due to sharing of nonconventional fuel tax credits	6.8	11.2	12.9
Net income	$50.1	$102.5	$58.9

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders

(2)	Reflects estimated share of interest, taxes, depreciation and amortization related to VISA SunCoke
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Coke sales	$1,462.9	$1,750.5	$1,397.7
Steam and electricity sales	65.6	62.5	47.7
Operating and licensing fees	35.4	36.9	38.0
Metallurgical coal sales	61.0	47.9	44.2
Coal logistics	7.2	—	—
Other	1.4	4.2	—
Total sales and other operating revenue	$1,633.5	$1,902.0	$1,527.6

26. Selected Quarterly Data (unaudited)

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Sales and other operating revenue	$451.5	$403.6	$389.9	$388.5	$480.6	$460.7	$480.1	$480.6	(1)
Gross profit(2)	$45.2	$47.8	$50.2	$46.3	$53.9	$63.1	$72.3	$54.3
Net income	$6.4	$12.7	$12.3	$18.7	$16.6	$24.0	$32.9	$29.0
Net income attributable to SunCoke Energy, Inc. / net parent investment	$2.1	$5.7	$6.2	$11.0	$16.9	$22.7	$31.6	$27.6
Earnings attributable to SunCoke Energy, Inc. / net parent investment per share of common stock:
Basic	$0.03	$0.08	$0.09	$0.16	$0.24	$0.32	$0.45	$0.39
Diluted	$0.03	$0.08	$0.09	$0.16	$0.24	$0.32	$0.45	$0.39

(1)
In the fourth quarter of 2011, we recorded approximately a $7.0 million reduction to revenue related to the resolution of certain contract and billing issues with our customer at our Indiana Harbor facility. The resolution of this matter favorably impacted revenues by approximately $4.2 million in the fourth quarter of 2012.

(2)	Gross profit equals sales and other operating revenue less cost of products sold, operating expenses and depreciation, depletion and amortization.

27. Supplemental Condensed Consolidating Financial Information
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
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement (see Note 16 for additional information). In conjunction with the amendment, we designated Middletown Coke Company, LLC and Haverhill Coke Company LLC as unrestricted subsidiaries. As such, they are presented as "Non-Guarantor Subsidiaries." Prior periods have been restated to reflect this change.
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership's credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership's ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2013, less than 25 percent of net assets were restricted.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Year Ended December 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$541.9	$1,091.6	$—	$1,633.5
Equity in earnings of subsidiaries	56.2	88.6	—	(144.8)	—
Other income, net	—	4.6	9.6	—	14.2
Total revenues	56.2	635.1	1,101.2	(144.8)	1,647.7
Costs and operating expenses
Cost of products sold and operating expenses	—	454.9	893.1	—	1,348.0
Selling, general and administrative expenses	12.1	52.6	27.7	—	92.4
Depreciation, depletion and amortization	—	44.1	51.9	—	96.0
Total costs and operating expenses	12.1	551.6	972.7	—	1,536.4
Operating income	44.1	83.5	128.5	(144.8)	111.3
Interest income (expense), net - affiliate	—	7.3	(7.3)	—	—
Interest (cost) income, net	(37.9)	0.8	(15.2)	—	(52.3)
Total financing (expense) income, net	(37.9)	8.1	(22.5)	—	(52.3)
Income before income tax expense and loss from equity method investment	6.2	91.6	106.0	(144.8)	59.0
Income tax (benefit) expense	(18.8)	27.1	(1.6)	—	6.7
Loss from equity method investment	—	—	2.2	—	2.2
Net income	25.0	64.5	105.4	(144.8)	50.1
Less: Net income attributable to noncontrolling interests	—	—	25.1	—	25.1
Net income attributable to SunCoke Energy, Inc.	$25.0	$64.5	$80.3	$(144.8)	$25.0
Comprehensive income	$18.8	$68.5	$95.2	$(138.6)	$43.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.1	—	25.1
Comprehensive income attributable to SunCoke Energy, Inc.	$18.8	$68.5	$70.1	$(138.6)	$18.8

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Year Ended December 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$612.7	$1,289.3	$—	$1,902.0
Equity in earnings of subsidiaries	138.9	95.5	—	(234.4)	—
Other income, net	—	2.6	9.5	—	12.1
Total revenues	138.9	710.8	1,298.8	(234.4)	1,914.1
Costs and operating expenses
Cost of products sold and operating expenses	—	467.1	1,110.5	—	1,577.6
Selling, general and administrative expenses	10.6	45.4	26.0	—	82.0
Depreciation, depletion and amortization	—	38.1	42.7	—	80.8
Total costs and operating expenses	10.6	550.6	1,179.2	—	1,740.4
Operating income	128.3	160.2	119.6	(234.4)	173.7
Interest income (expense), net - affiliate	—	7.4	(7.4)	—	—
Interest (cost) income, net	(48.0)	(0.2)	0.4	—	(47.8)
Total financing (expense) income, net	(48.0)	7.2	(7.0)	—	(47.8)
Income before income tax expense	80.3	167.4	112.6	(234.4)	125.9
Income tax (benefit) expense	(18.5)	18.9	23.0	—	23.4
Net income	98.8	148.5	89.6	(234.4)	102.5
Less: Net income attributable to noncontrolling interests	—	—	3.7	—	3.7
Net income attributable to SunCoke Energy, Inc.	$98.8	$148.5	$85.9	$(234.4)	$98.8
Comprehensive income	$97.4	$148.2	$88.5	$(233.0)	$101.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.7	—	3.7
Comprehensive income attributable to SunCoke Energy, Inc.	$97.4	$148.2	$84.8	$(233.0)	$97.4

SunCoke Energy, Inc.
Condensed Combining and Consolidating Statement of Income
Year Ended December 31, 2011
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries		Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$558.7	$968.9		$—	$1,527.6
Equity in earnings of subsidiaries	75.0	24.1	—		(99.1)	—
Other income, net	—	1.9	9.4		—	11.3
Total revenues	75.0	584.7	978.3		(99.1)	1,538.9
Costs and operating expenses
Cost of products sold and operating expenses	—	433.1	872.7		—	1,305.8
Loss on firm purchase commitments	—	—	18.5	—	—	18.5
Selling, general and administrative expenses	2.6	66.9	19.2		—	88.7
Depreciation, depletion and amortization	—	32.9	25.5		—	58.4
Total costs and operating expenses	2.6	532.9	935.9		—	1,471.4
Operating income	72.4	51.8	42.4		(99.1)	67.5
Interest income, net - affiliate	—	4.1	4.9		—	9.0
Interest (cost) income, net	(20.6)	13.2	(3.0)		—	(10.4)
Total financing (expense) income, net	(20.6)	17.3	1.9		—	(1.4)
Income before income tax expense	51.8	69.1	44.3		(99.1)	66.1
Income tax (benefit) expense	(8.8)	(9.4)	25.4		—	7.2
Net income	60.6	78.5	18.9		(99.1)	58.9
Less: Net loss attributable to noncontrolling interests	—	—	(1.7)		—	(1.7)
Net income attributable to SunCoke Energy, Inc. / net parent investment	$60.6	$78.5	$20.6		$(99.1)	$60.6
Comprehensive income	$50.7	$70.0	$17.5		$(89.2)	$49.0
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1.7)		—	(1.7)
Comprehensive income attributable to SunCoke Energy, Inc.	$50.7	$70.0	$19.2		$(89.2)	$50.7

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$184.7	$48.9	$—	$233.6
Receivables	—	53.4	38.1	—	91.5
Inventories	—	44.1	91.2	—	135.3
Income tax receivable	39.9	—	13.4	(46.7)	6.6
Deferred income taxes	9.4	11.8	0.8	(9.4)	12.6
Other current assets	—	1.3	1.0	—	2.3
Advances to affiliates	48.2	33.6	—	(81.8)	—
Interest receivable from affiliate	—	7.3	—	(7.3)	—
Total current assets	97.5	336.2	193.4	(145.2)	481.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	500.9	1,043.2	—	1,544.1
Lease and mineral rights, net	—	52.8	—	—	52.8
Goodwill and other intangible assets, net	—	9.4	16.0	—	25.4
Deferred charges and other assets	11.7	20.5	9.7	—	41.9
Investment in Subsidiaries	963.3	723.8	—	(1,687.1)	—
Total assets	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9
Liabilities and Equity
Advances from affiliate	—	48.2	33.6	(81.8)	—
Accounts payable	—	48.8	105.5	—	154.3
Current portion of long-term debt	1.0	—	40.0	—	41.0
Accrued liabilities	0.5	52.6	16.4	—	69.5
Interest payable	13.6	—	4.6	—	18.2
Interest payable to affiliate	—	—	7.3	(7.3)	—
Income taxes payable	—	46.7	—	(46.7)	—
Total current liabilities	15.1	196.3	207.4	(135.8)	283.0
Long term-debt	498.4	—	149.7	—	648.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	34.8		—	34.8
Deferred income taxes	—	383.9	2.1	(9.4)	376.6
Asset retirement obligations	—	15.5	2.4	—	17.9
Other deferred credits and liabilities	1.6	16.6	0.6	—	18.8
Total liabilities	515.1	979.5	451.2	(534.2)	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013 and 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,636,785 shares and 69,988,728 shares at December 31, 2013 and 2012, respectively	0.7	—	—	—	0.7
Treasury Stock, 1,255,355 shares and 603,528 shares at December 31, 2013 and 2012, respectively	(19.9)	—			(19.9)
Additional paid-in capital	446.9	354.2	745.6	(1,099.8)	446.9
Accumulated other comprehensive loss	(14.1)	(2.7)	(11.4)	14.1	(14.1)
Retained earnings	143.8	401.6	199.8	(601.4)	143.8
Total SunCoke Energy, Inc. stockholders’ equity	557.4	753.1	934.0	(1,687.1)	557.4
Noncontrolling interests	—	—	274.9	—	274.9
Total equity	557.4	753.1	1,208.9	(1,687.1)	832.3
Total liabilities and equity	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2012
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$206.9	$32.3	$—	$239.2
Receivables	—	28.3	41.7	—	70.0
Inventories	—	57.2	102.9	—	160.1
Deferred income taxes	—	2.0	0.6	—	2.6
Income taxes receivable	16.1	—	0.4	(16.5)	—
Advances from affiliate	65.8	—	70.5	(136.3)	—
Other current assets	—	1.4	0.1	—	1.5
Total current assets	81.9	295.8	248.5	(152.8)	473.4
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	508.5	888.1	—	1,396.6
Lease and mineral rights, net	—	52.5	—	—	52.5
Goodwill and other intangible assets, net	—	9.4	—	—	9.4
Deferred charges and other assets	23.0	11.8	3.3	—	38.1
Investment in subsidiaries	1,173.4	992.7	—	(2,166.1)	—
Total assets	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0
Liabilities and Equity
Advances from affiliate	—	136.3	—	(136.3)	—
Accounts payable	0.5	49.0	83.4	—	132.9
Current portion of long-term debt	3.3	—	—	—	3.3
Accrued liabilities	0.6	60.7	29.9	—	91.2
Interest payable	15.7	—	—	—	15.7
Income taxes payable	—	20.4	—	(16.5)	3.9
Total current liabilities	20.1	266.4	113.3	(152.8)	247.0
Long-term debt	720.1	—	—	—	720.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	34.8	—	—	34.8
Retirement benefit liabilities	—	42.4	0.1	—	42.5
Deferred income taxes	(1.9)	180.0	183.4	—	361.5
Asset retirement obligations	—	11.3	2.2	—	13.5
Other deferred credits and liabilities	0.9	15.5	0.3	—	16.7
Total liabilities	739.2	850.4	388.3	(541.8)	1,436.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,988,728 shares at December 31, 2012	0.7	—	—	—	0.7
Treasury stock, 603,528 shares at December 31, 2012	(9.4)	—	—	—	(9.4)
Additional paid-in capital	436.9	778.9	938.4	(1,717.3)	436.9
Accumulated other comprehensive income	(7.9)	(6.7)	(1.2)	7.9	(7.9)
Retained earnings	118.8	337.1	119.6	(456.7)	118.8
Total SunCoke Energy, Inc. stockholders’ equity	539.1	1,109.3	1,056.8	(2,166.1)	539.1
Noncontrolling interests	—	—	35.8	—	35.8
Total equity	539.1	1,109.3	1,092.6	(2,166.1)	574.9
Total liabilities and equity	$1,278.3	$1,959.7	$1,480.9	$(2,707.9)	$2,011.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$25.0	$64.5	$105.4	$(144.8)	$50.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	44.1	51.9	—	96.0
Stock compensation expense	7.6	—	—	—	7.6
Deferred income tax expense	—	1.6	—	—	1.6
Payments in excess of expense for retirement plans	—	(2.1)	(0.1)	—	(2.2)
Equity in earnings of subsidiaries	(56.2)	(88.6)	—	144.8	—
Loss from equity method investment	—	—	2.2	—	2.2
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	—	(24.6)	6.5	—	(18.1)
Inventories	—	13.1	16.1	—	29.2
Accounts payable	(0.6)	(1.0)	21.6	—	20.0
Accrued liabilities	—	(8.0)	(16.7)	—	(24.7)
Interest payable	(2.1)	(7.3)	11.9	—	2.5
Income taxes payable	(23.5)	26.3	(13.0)	—	(10.2)
Other	7.1	(1.5)	(8.3)	—	(2.7)
Net cash (used in) provided by operating activities	(42.7)	16.5	177.5	—	151.3
Cash Flows from Investing Activities:
Capital expenditures	—	(33.1)	(112.5)	—	(145.6)
Acquisition of businesses, net of cash received	—	—	(113.3)	—	(113.3)
Equity method investment in VISA SunCoke Limited	—	—	(67.7)	—	(67.7)
Net cash used in investing activities	—	(33.1)	(293.5)	—	(326.6)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P.	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Debt issuance cost	(1.6)	—	(5.3)	—	(6.9)
Proceeds from revolving facility	—	—	40.0	—	40.0
Cash distributions to noncontrolling interests	—	—	(17.8)	—	(17.8)
Repurchase of common stock	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock options	2.5	—	—	—	2.5
Net increase (decrease) in advances from affiliate	52.7	(5.6)	(47.1)	—	—
Net cash provided by (used in) financing activities	42.7	(5.6)	132.6	—	169.7
Net (decrease) increase in cash and cash equivalents	—	(22.2)	16.6	—	(5.6)
Cash and cash equivalents at beginning of year	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of year	$—	$184.7	$48.9	$—	$233.6

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$98.8	$148.5	$89.6	$(234.4)	$102.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	38.1	42.7	—	80.8
Stock compensation expense	6.7	—	—	—	6.7
Deferred income tax (benefit) expense	(1.0)	(4.0)	39.3	—	34.3
Payments in excess of expense for retirement plans	—	(6.6)	—	—	(6.6)
Equity in earnings of subsidiaries	(138.9)	(95.5)	—	234.4	—
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	—	(5.9)	2.1	—	(3.8)
Inventories	—	33.8	22.3	—	56.1
Accounts payable	0.5	(35.7)	(13.8)	—	(49.0)
Accrued liabilities	—	17.0	(1.8)	—	15.2
Interest payable	(0.2)	7.3	(7.3)	—	(0.2)
Income taxes payable	(17.2)	(0.9)	0.7	—	(17.4)
Other	(4.9)	(21.6)	14.0	—	(12.5)
Net cash (used in) provided by operating activities	(56.2)	74.5	187.8	—	206.1
Cash Flows from Investing Activities:
Capital expenditures	—	(47.3)	(33.3)	—	(80.6)
Acquisition of businesses, net of cash received	—	(3.5)	—	—	(3.5)
Net cash used in investing activities	—	(50.8)	(33.3)	—	(84.1)
Cash Flows from Financing Activities:
Repayment of long-term debt	(3.3)	—	—	—	(3.3)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Net increase (decrease) in advances from affiliate	64.2	73.8	(138.0)	—	—
Repurchase of common stock	(9.4)	—	—	—	(9.4)
Cash distributions to noncontrolling interests	—	—	(2.3)	—	(2.3)
Net cash provided by (used in) financing activities	56.2	73.8	(140.3)	—	(10.3)
Net increase in cash and cash equivalents	—	97.5	14.2	—	111.7
Cash and cash equivalents at beginning of year	—	109.4	18.1	—	127.5
Cash and cash equivalents at end of year	$—	$206.9	$32.3	$—	$239.2

SunCoke Energy, Inc.
Condensed Combining and Consolidating Statement of Cash Flows
December 31, 2011
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$60.6	$78.5	$18.9	$(99.1)	$58.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on firm purchase commitments	—	—	18.5	—	18.5
Depreciation, depletion and amortization	—	32.9	25.5	—	58.4
Stock compensation expense	2.1	—	—	—	2.1
Deferred income tax (benefit) expense	(2.0)	8.9	17.1	—	24.0
Payments less than expense for retirement plans	—	5.8	—	—	5.8
Equity in earnings of subsidiaries	(75.0)	(24.1)	—	99.1	—
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	—	(5.8)	(12.5)	—	(18.3)
Inventories	—	(53.1)	(57.0)	—	(110.1)
Accounts payable	—	60.5	(3.5)	—	57.0
Accrued liabilities	0.6	8.5	6.6	—	15.7
Interest payable	15.9	—	—	—	15.9
Income taxes payable	(1.8)	(48.5)	29.0	—	(21.3)
Other	(5.4)	2.7	(2.6)	—	(5.3)
Net cash (used in) provided by operating activities	(5.0)	66.3	40.0	—	101.3
Cash Flows from Investing Activities:
Capital expenditures	—	(61.2)	(176.9)	—	(238.1)
Acquisition of businesses, net of cash received	—	(37.6)	—	—	(37.6)
Net cash used in investing activities	—	(98.8)	(176.9)	—	(275.7)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	727.9	—	—	—	727.9
Debt issuance costs	(19.1)	—	—	—	(19.1)
Repayment of long-term debt	(1.6)	—	—	—	(1.6)
Purchase of noncontrolling interest in Indiana Harbor facility	—	(34.0)	—	—	(34.0)
Net (decrease) increase in advances from affiliate	(702.2)	170.6	118.8	—	(412.8)
Repayments of notes payable assumed in acquisition	—	(2.3)	—	—	(2.3)
Increase (decrease) in payable to affiliate		7.6	(2.3)	—	5.3
Cash distributions to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net cash provided by financing activities	5.0	141.9	114.9	—	261.8
Net increase (decrease) in cash and cash equivalents	—	109.4	(22.0)	—	87.4
Cash and cash equivalents at beginning of year	—	—	40.1	—	40.1
Cash and cash equivalents at end of year	$—	$109.4	$18.1	$—	$127.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
SunCoke Energy management, including SunCoke Energy’s principal executive officer and principal financial officer, are responsible for establishing and maintaining SunCoke Energy’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. SunCoke Energy’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control—Integrated Framework (1992 framework), the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2013, SunCoke Energy conducted an evaluation of its internal control over financial reporting. Based on this evaluation, SunCoke Energy management concluded that SunCoke Energy’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 required by Item 401 of Regulation S-K relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the section entitled “Proposal 1- Election of Directors” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 8, 2014 (the “Proxy Statement”).
The information called for by this Item 10 required by Item 405 of Regulation S-K is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Information,” in the Proxy Statement.
The information called for by this Item 10 required by Item 406 of Regulation S-K is incorporated herein by reference to the section entitled “Code of Business Conduct and Ethics” under the heading “Corporate Governance” in the Proxy Statement.
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

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-17302)

3.2
Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of September 19, 2013 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2013, File No. 001-35243).

4.1
Indenture by and among the Company, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated July 26, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 001-35243)

4.1.1		Form of 7-5/8 percent Senior Notes due 2019 (included in Exhibit A to the Indenture filed as Exhibit 4.1)

4.2
Registration Rights Agreement, dated July 26, 2011, among SunCoke Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC, acting as the representative of the initial purchasers (incorporated by reference herein to Exhibit 4.3 to the Company’s Form 8-K filed on August 1, 2011, File No. 001-35243)

10.1
Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 001-35243)

10.2
Amendment No. 1 to Credit Agreement, dated as of January 24, 2013, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243).

10.3
Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.4
Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.5
Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.6
Omnibus Agreement, dated January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243).

10.7		SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of January 1, 2014 (filed herewith).

10.8	SunCoke Energy, Inc. Annual Incentive Plan, amended and restated effective as of January 1, 2014 (filed herewith).

10.9
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 22, 2013 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 28, 2013, File No. 001-35243).

10.9.1
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.9.2
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.9.3
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.10	SunCoke Energy, Inc. Savings Restoration Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

10.10.1
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.11	SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of July 18, 2012 (filed herewith)

10.12	SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of July 18, 2012 (filed herewith)

10.13
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-17302)

10.14
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-17302)

10.15
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2012, File No. 001-35243)

10.16
Letter Agreement between Mark E. Newman and Sunoco, Inc., dated March 10, 2011 (incorporated by reference herein to Exhibit 10.15 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.17
Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.18
Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.19
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.20
Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Michael J. Thomson (incorporated by reference herein to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.21
Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.22
Amendment to Restricted Share Unit Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement, entered into as of July 18, 2013, applicable to all Awards of Restricted Share Units outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.23†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-17302)

10.23.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.23.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.23.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.24†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-17302)

10.24.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.24.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.24.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.25†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.26†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.26.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.26.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.26.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.26.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.27†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-17302)

10.27.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.28†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

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
32.1
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

95.1	Mine Safety Disclosure (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28nd day of February 2014.

SUNCOKE ENERGY, INC.

By:	/s/ Mark E. Newman
Mark E. Newman Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Frederick A. Henderson

/s/ Mark E. Newman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Mark E. Newman

/s/ Fay West*	Vice President and Controller (Principal Accounting Officer)
Fay West

/s/ Robert J. Darnall*	Director
Robert J. Darnall

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ Karen B. Peetz*	Director
Karen B. Peetz

/s/ John W. Rowe*	Director
John W. Rowe

/s/ James E. Sweetnam*	Director
James E. Sweetnam

*  Mark E. Newman, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Mark E. Newman	February 28, 2014
Mark E. Newman