Form 10-Q
period 2014-03-31
SunCoke Energy, Inc.
filed 2014-05-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 25, 2014, there were 69,775,776 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$358.0	$451.5
Other income	1.6	2.4
Total revenues	359.6	453.9
Costs and operating expenses
Cost of products sold and operating expenses	304.0	382.4
Selling, general and administrative expenses	21.9	20.6
Depreciation, depletion and amortization	29.0	23.9
Total costs and operating expenses	354.9	426.9
Operating income	4.7	27.0
Interest expense, net	12.1	15.8
(Loss) income before income tax (benefit) expense and loss from equity method investment	(7.4)	11.2
Income tax (benefit) expense	(4.2)	4.8
Loss from equity method investment	0.6	—
Net (loss) income	(3.8)	6.4
Less: Net income attributable to noncontrolling interests	4.0	4.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(7.8)	$2.1
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03
Weighted average number of common shares outstanding:
Basic	69.7	70.0
Diluted	69.7	70.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Net (loss) income	$(3.8)	$6.4
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively)	(0.6)	(0.5)
Currency translation adjustment	0.8	0.1
Comprehensive (loss) income	(3.6)	6.0
Less: Comprehensive income attributable to noncontrolling interests	4.0	4.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.6)	$1.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$178.2	$233.6
Receivables	81.5	91.5
Inventories	124.8	135.3
Income tax receivable	5.6	6.6
Deferred income taxes	12.6	12.6
Other current assets	7.5	2.3
Total current assets	410.2	481.9
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	56.8	56.8
Properties, plants and equipment, net	1,553.2	1,544.1
Lease and mineral rights, net	52.7	52.8
Goodwill and other intangible assets, net	25.1	25.4
Deferred charges and other assets	44.5	41.9
Total assets	$2,183.5	$2,243.9
Liabilities and Equity
Accounts payable	$136.3	$154.3
Accrued liabilities	46.8	69.5
Short-term debt, including current portion of long-term debt	41.0	41.0
Interest payable	7.8	18.2
Total current liabilities	231.9	283.0
Long-term debt	647.9	648.1
Accrual for black lung benefits	32.4	32.4
Retirement benefit liabilities	35.0	34.8
Deferred income taxes	373.1	376.6
Asset retirement obligations	18.2	17.9
Other deferred credits and liabilities	20.0	18.8
Total liabilities	1,358.5	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,762,824 and 69,636,785 shares at March 31, 2014 and December 31, 2013, respectively	0.7	0.7
Treasury stock,1,255,355 shares at March 31, 2014 and at December 31, 2013	(19.9)	(19.9)
Additional paid-in capital	449.6	446.9
Accumulated other comprehensive loss	(13.9)	(14.1)
Retained earnings	136.0	143.8
Total SunCoke Energy, Inc. stockholders’ equity	552.5	557.4
Noncontrolling interests	272.5	274.9
Total equity	825.0	832.3
Total liabilities and equity	$2,183.5	$2,243.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(3.8)	$6.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	29.0	23.9
Share-based compensation expense	2.3	1.4
Deferred income tax (benefit) expense	(3.1)	2.6
Payments less than (in excess of) expense for retirement plans	0.1	(0.4)
Excess tax benefit from share-based awards	(0.2)	—
Loss from equity method investment	0.6	—
Changes in working capital pertaining to operating activities:
Receivables	10.0	(27.0)
Inventories	10.5	18.9
Accounts payable	(17.6)	19.0
Accrued liabilities	(22.5)	(21.4)
Interest payable	(10.4)	(7.7)
Income taxes receivable	1.2	1.3
Other	(7.4)	(4.2)
Net cash (used in) provided by operating activities	(11.3)	12.8
Cash Flows from Investing Activities:
Capital expenditures	(38.1)	(30.5)
Equity method investment in VISA SunCoke Limited	—	(67.7)
Net cash used in investing activities	(38.1)	(98.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P.	—	238.0
Proceeds from issuance of long-term debt	—	150.0
Repayment of long-term debt	—	(225.0)
Debt issuance costs	—	(6.0)
Proceeds from revolving facility	16.0	—
Repayment of revolving facility	(16.0)	—
Cash distribution to noncontrolling interests	(6.4)	(2.2)
Repurchase of common stock	—	(2.4)
Proceeds from exercise of stock options	0.2	0.9
Excess tax benefit from share-based awards	0.2	—
Net cash (used in) provided by financing activities	(6.0)	153.3
Net (decrease) increase in cash and cash equivalents	(55.4)	67.9
Cash and cash equivalents at beginning of period	233.6	239.2
Cash and cash equivalents at end of period	$178.2	$307.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2012	69,988,728	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	2.1	2.1	4.3	6.4
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	232.0	232.0
Share-based compensation expense	—	—	—	—	1.4	—	—	1.4	—	1.4
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2.2)	(2.2)
Share issuances, net of shares withheld for taxes	142,434	—	—	—	1.1	—	—	1.1	—	1.1
Shares repurchased	(147,984)	—	147,984	(2.4)	—	—	—	(2.4)	—	(2.4)
At March 31, 2013	69,983,178	$0.7	751,512	$(11.8)	$439.4	$(8.3)	$120.9	$540.9	$269.9	$810.8

At December 31, 2013	69,636,785	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3
Net (loss) income	—	—	—	—	—	—	(7.8)	(7.8)	4.0	(3.8)
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.4 million)	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Currency translation adjustment	—	—	—	—	—	0.8	—	0.8	—	0.8
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(6.4)	(6.4)
Share-based compensation expense	—	—	—	—	2.3	—	—	2.3	—	2.3
Excess tax benefit from share-based awards	—	—	—	—	0.2	—	—	0.2	—	0.2
Share issuances, net of shares withheld for taxes	126,039	—	—	—	0.2	—	—	0.2	—	0.2
At March 31, 2014	69,762,824	$0.7	1,255,355	$(19.9)	$449.6	$(13.9)	$136.0	$552.5	$272.5	$825.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. In March 2013, we formed a cokemaking joint venture in India called Visa SunCoke Limited (“Visa SunCoke”). In the second half of 2013, we acquired Lakeshore Coal Handling Corporation (“Lake Terminals”) and Kanawha River Terminals (“KRT”) and provide coal handling and blending services. Additionally, we own and operate coal mining operations in Virginia and West Virginia. We report our business through five segments: Domestic Coke, Brazil Coke, India Coke, Coal Logistics and Coal Mining.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. We completed the initial public offering of the Partnership on January 24, 2013. As of March 31, 2014, we own the general partner of the partnership, which consists of a 2 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership.
We were formed as a wholly-owned subsidiary of Sunoco, Inc. (“Sunoco”) in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation (the "Distribution") from Sunoco.
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statement and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.
2. Inventories
These components of inventories were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Coal	$73.5	$84.0
Coke	8.9	11.8
Materials, supplies and other	42.4	39.5
Total inventories	$124.8	$135.3
3. Income Taxes
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
As of December 31, 2013, SunCoke Energy estimated that all tax benefits were settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments through earnings when necessary.
SunCoke Energy also agreed to certain restrictions intended to preserve the tax-free status of the contribution and the Distribution. These covenants included restrictions on SunCoke Energy’s issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business and entering into any other corporate transaction which would cause SunCoke Energy to undergo a 50 percent or greater change in its stock ownership. These key restrictions expired on January 18, 2014.
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
SunCoke Energy’s tax provision was computed on a theoretical separate-return basis through the Distribution Date. To the extent any tax assets or liabilities computed on that basis differ from amounts actually payable or realizable under the provisions of the tax sharing agreement, adjustments to the tax assets and liabilities will be reflected as an income tax expense or benefit with a corresponding payable due to Sunoco, if necessary, when such amounts have been effectively settled under the terms of the tax sharing agreement. For the three months ended March 31, 2013, SunCoke recorded income tax expense of $1.7 million to settle potential obligations under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the utilization of all tax attributes subject to the tax sharing agreement as applicable tax returns are filed or as tax examinations progress and will record additional adjustments when necessary, consistent with the terms of the tax sharing agreement.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate for the three months ended March 31, 2014 was 56.8 percent, which was higher than the U.S. federal statutory income tax rate of 35 percent, primarily due to income tax benefits of $2.0 million related to enacted reduction in Indiana statutory tax rate and $1.0 million related to tax credits and partially offset by the impact of earnings attributable to noncontrolling ownership interests in partnership. These benefits increased the effective rate in the three months ended March 31, 2014 due to the Company's net loss position.
The Company's effective tax rate for the three months ended March 31, 2013 was 42.9 percent, which was higher than the U.S. federal statutory income tax rate of 35 percent, primarily due to $0.6 million related to prior period adjustments associated with local income taxes due for the Company's Middletown operations, $1.4 million of additional valuation allowances associated with state and local taxes and $1.7 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco partially offset by the impact of earnings that are attributable to noncontrolling ownership interests in partnerships and nonconventional fuel tax credits.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At March 31, 2014, our Visa SunCoke joint venture had a cumulative loss on unconsolidated earnings.
4. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Accrued sales discounts (1)	$—	$13.6
Accrued benefits	12.3	23.9
Other taxes payable	12.8	11.2
Other	21.7	20.8
Total accrued liabilities	$46.8	$69.5
(1) At December 31, 2013, we had $13.6 million accrued related to sales discounts payable to our customer at our Granite City facility. During the three months ended March 31, 2014, we settled this obligation for $13.1 million, which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Operations.
5. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million and $1.0 million at March 31, 2014 and December 31, 2013, respectively ("Term Loan") (1)	$98.9	$99.1
Revolving credit facility, due 2018 ("Partnership Revolver")	40.0	40.0
7.625% Notes, due 2019 (“Notes”)	400.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”)	150.0	150.0
Total debt	$688.9	$689.1
Less: short-term debt, including current portion of long-term debt	41.0	41.0
Total long-term debt	$647.9	$648.1

(1)	Borrowed under the Company's credit agreement on July 26, 2011, as amended ("Credit Agreement").
Under the Credit Agreement, the Company has up to $75.0 million in uncommitted incremental facility term loans ("Incremental Facilities") as well as a $150.0 million revolving credit facility ("Revolving Facility"). As of March 31, 2014, there was $45.0 million of capacity under the Incremental Facilities, and the Revolving Facility had letters of credit outstanding of $2.1 million, leaving $147.9 million available.
The Partnership Revolver has total aggregate commitments from lenders of $150.0 million and also provides for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. As of March 31, 2014, in addition to the $40.0 million borrowing, the Partnership Revolver had letters of credit outstanding of $0.7 million, leaving $109.3 million available.
In connection with the closing of the Partnership offering, the Partnership repaid $225.0 million of our Term Loan. In the first quarter of 2013 in conjunction with the repayment, we incurred a charge of approximately $2.9 million, which is included in interest expense, net on the Consolidated Statement of Operations, representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the term loan extinguished. Additionally, with the closing of the Partnership and the issuance of the Partnership Notes, the Partnership incurred debit issuance costs of $3.7 million, $0.8 million of which were expensed immediately and were included in interest expense, net during the first quarter of 2013.

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
Defined benefit plan expense consisted of the following components:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Interest cost on benefit obligations	0.4	0.3
Expected return on plan assets	(0.4)	(0.6)
Amortization of actuarial losses	0.1	0.3
Total expense	$0.1	$—
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Service cost	$—	$0.1
Interest cost on benefit obligations	0.4	0.3
Amortization of:
Actuarial losses	0.3	0.3
Prior service benefit	(1.4)	(1.4)
Total benefit	$(0.7)	$(0.7)
7. Commitments and Contingent Liabilities
The Company is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the applicable statute of limitations, as well as published filings of the limited partners, the Company believes that tax audits for years 2006 and 2007, relating to tax credits of approximately $51 million, may still be open for the limited partners and subject to examination. As of March 31, 2014, the Company has not been notified by the limited partners that any items subject to the indemnification are under examination and further believes that the potential for any claims under the indemnity agreements is remote.
SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have lodged a Consent Decree in federal district court that is undergoing review. Settlement may require payment of a civil penalty for alleged past violations, and we estimate our reasonably probable loss to be approximately $2.2 million. Further, the settlement consists of capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $125 million related to these projects, and have spent approximately $11 million, $28 million and $5 million in 2014, 2013 and 2012, respectively, related to these projects. We also plan to spend approximately $32 million in the remainder of 2014 and approximately $49 million in the 2015 to 2016 time frame.
The Company has received NOVs from the EPA related to our Indiana Harbor cokemaking facility. The Company is working in a cooperative manner to address the allegations with the EPA, the Indiana Department of Environmental Management ("IDEM") and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant that processes hot flue gas from our Indiana Harbor cokemaking facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. In addition, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of the study, we originally estimated that we would spend $50 million. As a result of higher than anticipated costs to refurbish ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we now estimate we could spend as much as $104 million. We spent $66 million and $14 million related to this project in 2013 and 2012, respectively. In September 2013, we reached agreement with our customer for a ten year extension of our long-term contract. Key provisions of the extension agreement, which took effect October 1, 2013, are substantially similar to the existing agreement, including continuing the pass through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics and a pricing adjustment per ton of coke produced to recognize the new capital being deployed to refurbish and upgrade this facility. We expect to earn a reasonable return on our investment, along with DTE Energy Company, the third party investor owning a 15 percent interest in the partnership (the “Indiana Harbor Partnership”). In addition, we believe that the scope of the project will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor cokemaking facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
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
In November 2013, in order to facilitate coal purchases at the Company's India joint venture, the Company executed an agreement guaranteeing a letter of trade credit for $8.3 million which expires in May 2014. Subsequent to the execution of the guarantee, VISA SunCoke obtained independent financing through a consortium of local banks which adequately address the joint venture’s working capital requirements. The probability of any losses to the Company is remote and the fair value of the guarantee is insignificant.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at March 31, 2014.
8. Restructuring
In the first three months of 2014, we initiated a plan to reduce the workforce in our corporate office. The workforce reduction costs related to this plan were primarily part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the first quarter of 2014. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges in the future. There were no payments made in the first quarter of 2014.
9. Share-Based Compensation
During the three months ended March 31, 2014, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 407,075 shares of common stock during the three months ended March 31, 2014 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2014 was $7.86 using the following weighted-average assumptions:

Three months ended March 31,
2014
Risk free interest rate	1.57%
Expected term	5 years
Volatility	38%
Dividend yield	—%
Weighted-average exercise price	$22.30
We based our expected volatility on our historical volatility over our entire available trading history. The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $1.3 million and $0.9 million for stock options during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $6.7 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 2 years.
Restricted Stock Units
The Company issued 207,473 restricted stock units (“RSU”) for shares of the Company’s common stock during the three months ended March 31, 2014 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the three months ended March 31, 2014 of $22.30 was based on the closing price of our common stock on the date of grant. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $0.8 million and $0.3 million for RSUs during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $9.3 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 2.3 years.
Performance Share Units
The Company issued 84,734 performance share units ("PSU") for shares of the Company's common stock during the three months ended March 31, 2014 that vest on December 31, 2016. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the three months ended March 31, 2014 is $26.09 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized compensation expense of $0.2 million and $0.1 million for PSUs during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $3.2 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.4 years.

10. Earnings per Share
Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended March 31,
	2014	2013
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	69.7	70.0
Add: Effect of dilutive share-based compensation awards	—	0.3
Weighted-average number of shares-diluted	69.7	70.3
The potential dilutive effect of 2.7 million stock options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2014, as the shares would have been anti-dilutive. The potential dilutive effect of 2.5 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2013, as the shares would have been anti-dilutive.
11. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2013	$(2.8)	$(11.3)	$(14.1)
Other comprehensive income before reclassifications	—	0.8	0.8
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	(0.6)
Net current period other comprehensive (loss) income	(0.6)	0.8	0.2
At March 31, 2014	$(3.4)	$(10.5)	$(13.9)

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2012	$(6.6)	$(1.3)	$(7.9)
Other comprehensive income before reclassifications	—	0.1	0.1
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(0.5)
Net current period other comprehensive (loss) income	(0.5)	0.1	(0.4)
At March 31, 2013	$(7.1)	$(1.2)	$(8.3)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service benefit(2)	$(1.4)	(1.4)
Actuarial loss(2)	0.4	0.6
Total before taxes	(1.0)	(0.8)
Income tax benefit	0.4	0.3
Total, net of tax	$(0.6)	(0.5)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan (benefit) and defined benefit plan expense. See Note 6 for details.
12. Fair Value Measurement
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
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase 1.845 billion Indian rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During the first quarter of 2013, the settlement date for these agreements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our India joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for these foreign exchange contracts and, therefore, the changes in the fair value of the derivative are recorded in other income, net on the Consolidated Statement of Operations. The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the three months ended March 31, 2013 which was recorded in other income, net on the Consolidated Statement of Operations.
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
The fair value of the swap agreements at March 31, 2014 and 2013 was a liability of approximately $0.2 million and $0.5 million, respectively. The mark to market impact of the swap arrangements was a reduction in interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent consideration related to the acquisition of Harold Keene Coal Co., Inc. and affiliated companies ("HKCC") is measured at fair value and amounted to $4.5 million at March 31, 2014. The estimated fair value is based on significant inputs that are not observable in the market, or Level 3 within the valuation hierarchy. Key assumptions at March 31, 2014 include (a) a risk-adjusted discount rate range of 0.994 percent to 8.632 percent, which reflects a credit spread adjustment for each period, and (b) production levels of HKCC operations between zero and 318 thousand tons per year. The fair value adjustments to contingent consideration did not have a material impact on cost of products sold in the three months ended March 31, 2014 and increased cost of products sold by $0.2 million for the three months ended March 31, 2013.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2014, the estimated fair value of the Company’s debt was estimated to be $688.0 million, compared to a carrying amount of $647.9 million, which was net of original issue discount and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
13. Business Segment Information
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
The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke and all facilities except Jewell recover waste heat which is converted to steam or electricity through a similar production process. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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

The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2022, subject, in the case of the licensing agreement, to approval by the Brazilian Patent Office of the addition of two new patents to the agreement, both of which were issued in Brazil in the past year; and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
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
The Coal Logistics segment includes the Lake Terminal and KRT facilities, which were acquired during the third and fourth quarter of 2013, respectively. These facilities provide coal handling and blending services to certain SunCoke cokemaking facilities as well as third party customers. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal blending and handling results are presented in the Coal Logistics segment below.
Corporate and other expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Interest expense, net, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Segment assets are those assets that are utilized within a specific segment.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31, 2014
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$333.5	$9.3	$—	$6.5	$8.7	$—	$358.0
Intersegment sales	$—	$—	$—	$33.9	$4.2	$—	$—
Adjusted EBITDA	$46.8	$1.7	$0.1	$(8.0)	$2.1	$(9.1)	$33.6
Loss from equity method investment	$—	$—	$0.6	$—	$—	$—	$0.6
Depreciation, depletion and amortization	$21.0	$0.1	$—	$5.3	$1.8	$0.8	$29.0
Capital expenditures	$36.3	$—	$—	$0.9	$0.3	$0.6	$38.1
Total segment assets	$1,536.2	$60.3	$57.1	$177.0	$118.9	$234.0	$2,183.5

	Three Months Ended March 31, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$428.2	$9.7	$13.6	$—	$451.5
Intersegment sales	$—	$—	$32.2	$—	$—
Adjusted EBITDA	$61.1	$1.6	$(4.6)	$(5.8)	$52.3
Depreciation, depletion and amortization	$18.2	$0.1	$5.0	$0.6	$23.9
Capital expenditures	$23.3	$0.5	$5.8	$0.9	$30.5
Total segment assets	$1,568.0	$61.7	$200.1	$337.6	$2,167.4

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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013

Adjusted EBITDA attributable to SunCoke Energy, Inc.	$24.3	$43.9
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	9.3	8.4
Adjusted EBITDA	33.6	52.3
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	1.0	—
Depreciation, depletion and amortization	29.0	23.9
Interest expense, net	12.1	15.8
Income tax (benefit) expense	(4.2)	4.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	(0.5)	1.4
Net income	$(3.8)	$6.4

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)
At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Operations.

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Coke sales	$315.8	$412.0
Steam and electricity sales	17.8	16.2
Operating and licensing fees	9.3	9.8
Metallurgical coal sales	6.6	13.5
Coal logistics	8.1	—
Other	0.4
Sales and other operating revenue	$358.0	$451.5

14. Supplemental Condensed Consolidating Financial Information
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$112.6	$245.4	$—	$358.0
Equity in earnings of subsidiaries	6.6	9.4	—	(16.0)	—
Other income	—	1.5	0.1	—	1.6
Total revenues	6.6	123.5	245.5	(16.0)	359.6
Costs and operating expenses
Cost of products sold and operating expenses	—	96.9	207.1	—	304.0
Selling, general and administrative expenses	3.2	12.2	6.5	—	21.9
Depreciation, depletion and amortization	—	10.6	18.4	—	29.0
Total costs and operating expenses	3.2	119.7	232.0	—	354.9
Operating income	3.4	3.8	13.5	(16.0)	4.7
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest cost (income), net	9.3	(0.3)	3.1	—	12.1
Total financing expense (income), net	9.3	(2.1)	4.9	—	12.1
(Loss) income before income tax (benefit) expense and loss from equity method investment	(5.9)	5.9	8.6	(16.0)	(7.4)
Income tax expense (benefit)	1.9	(6.7)	0.6	—	(4.2)
Loss from equity method investment	—	—	0.6	—	0.6
Net (loss) income	(7.8)	12.6	7.4	(16.0)	(3.8)
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(7.8)	$12.6	$3.4	$(16.0)	$(7.8)
Comprehensive (loss) income	$(7.6)	$12.0	$8.2	$(16.2)	$(3.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.0	—	4.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.6)	$12.0	$4.2	$(16.2)	$(7.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$136.9	$314.6	$—	$451.5
Equity in earnings of subsidiaries	13.1	19.6	—	(32.7)	—
Other income, net	—	2.4	—	—	2.4
Total revenues	13.1	158.9	314.6	(32.7)	453.9
Costs and operating expenses
Cost of products sold and operating expenses	—	115.6	266.8	—	382.4
Selling, general and administrative expenses	2.5	12.5	5.6	—	20.6
Depreciation, depletion, and amortization	—	10.1	13.8	—	23.9
Total costs and operating expenses	2.5	138.2	286.2	—	426.9
Operating income	10.6	20.7	28.4	(32.7)	27.0
Total financing expense (income), net	9.8	(3.7)	9.7	—	15.8
Income before income tax expense	0.8	24.4	18.7	(32.7)	11.2
Income tax (benefit) expense	(1.3)	5.0	1.1	—	4.8
Net income	2.1	19.4	17.6	(32.7)	6.4
Less: Net income attributable to noncontrolling interests	—	—	4.3	—	4.3
Net income attributable to SunCoke Energy, Inc.	$2.1	$19.4	$13.3	$(32.7)	$2.1
Comprehensive income	$1.7	$18.9	$17.7	$(32.3)	$6.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.3	—	4.3
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$18.9	$13.4	$(32.3)	$1.7

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$154.8	$23.4	$—	$178.2
Receivables	0.1	27.5	53.9	—	81.5
Inventories	—	43.1	81.7	—	124.8
Income taxes receivable	35.3	—	13.8	(43.5)	5.6
Deferred income taxes	9.2	11.8	0.8	(9.2)	12.6
Other current assets	—	5.1	2.4	—	7.5
Advances to affiliate	34.1	72.1	—	(106.2)	—
Interest receivable from affiliate	—	1.8	—	(1.8)	—
Total current assets	78.7	316.2	176.0	(160.7)	410.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	495.4	1,057.8	—	1,553.2
Lease and mineral rights, net	—	52.7	—	—	52.7
Goodwill	—	9.4	15.7	—	25.1
Deferred charges and other assets	11.2	22.8	10.5	—	44.5
Investment in subsidiaries	970.1	789.2	—	(1,759.3)	—
Total assets	$1,060.0	$1,774.7	$1,657.8	$(2,309.0)	$2,183.5
Liabilities and Equity
Advances from affiliate	$—	$34.1	$72.1	$(106.2)	$—
Accounts payable	—	44.0	92.3	—	136.3
Current portion of long term debt	1.0	—	40.0	—	41.0
Accrued liabilities	0.6	30.7	15.5	—	46.8
Interest payable	6.0	—	1.8	—	7.8
Interest payable to affiliate	—	—	1.8	(1.8)	—
Income taxes payable	—	43.5	—	(43.5)	—
Total current liabilities	7.6	152.3	223.5	(151.5)	231.9
Long term debt	498.2	—	149.7	—	647.9
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	35.0	—	—	35.0
Deferred income taxes	—	379.9	2.4	(9.2)	373.1
Asset retirement obligations	—	15.7	2.5	—	18.2
Other deferred credits and liabilities	1.7	17.6	0.7	—	20.0
Total liabilities	507.5	932.9	467.8	(549.7)	1,358.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at March 31, 2014 and December 31, 2013	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,762,824 and 69,636,785 shares at March 31, 2014 and December 31, 2013, respectively	0.7	—	—	—	0.7
Treasury stock,1,255,355 shares at March 31, 2014 and at December 31, 2013	(19.9)	—	—	—	(19.9)
Additional paid-in capital	449.6	430.9	724.9	(1,155.8)	449.6
Accumulated other comprehensive (loss) income	(13.9)	(3.3)	(10.6)	13.9	(13.9)
Retained earnings	136.0	414.2	203.2	(617.4)	136.0
Total SunCoke Energy, Inc. stockholders’ equity	552.5	841.8	917.5	(1,759.3)	552.5
Noncontrolling interests	—	—	272.5	—	272.5
Total equity	552.5	841.8	1,190.0	(1,759.3)	825.0
Total liabilities and equity	$1,060.0	$1,774.7	$1,657.8	$(2,309.0)	$2,183.5

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$184.7	$48.9	$—	$233.6
Receivables	—	53.4	38.1	—	91.5
Inventories	—	44.1	91.2	—	135.3
Income tax receivable	39.9	—	13.4	(46.7)	6.6
Advances to affiliates	48.2	33.6	—	(81.8)	—
Deferred income taxes	9.4	11.8	0.8	(9.4)	12.6
Other current assets	—	1.3	1.0	—	2.3
Interest receivable from affiliate	—	7.3	—	(7.3)	—
Total current assets	97.5	336.2	193.4	(145.2)	481.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0		41.0
Equity method investment in VISA SunCoke Limited	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	500.9	1,043.2	—	1,544.1
Lease and mineral rights, net	—	52.8	—	—	52.8
Goodwill and other intangible assets, net	—	9.4	16.0	—	25.4
Deferred charges and other assets	11.7	20.5	9.7	—	41.9
Investment in Subsidiaries	$963.3	$723.8	$—	$(1,687.1)	$—
Total assets	1,072.5	1,732.6	1,660.1	(2,221.3)	2,243.9
Liabilities and Equity
Advances from affiliate	—	48.2	33.6	(81.8)	—
Accounts payable	—	48.8	105.5	—	154.3
Current portion of long-term debt	1.0	—	40.0	—	41.0
Accrued liabilities	0.5	52.6	16.4	—	69.5
Interest payable	13.6	—	4.6	—	18.2
Interest payable to affiliate	—	—	7.3	(7.3)	—
Income taxes payable	—	46.7	—	(46.7)	—
Total current liabilities	15.1	196.3	207.4	(135.8)	283.0
Long term-debt	498.4	—	149.7	—	648.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	34.8	—	—	34.8
Deferred income taxes	—	383.9	2.1	(9.4)	376.6
Asset retirement obligations	—	15.5	2.4	—	17.9
Other deferred credits and liabilities	1.6	16.6	0.6	—	18.8
Total liabilities	515.1	979.5	451.2	(534.2)	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013 and 2012	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,636,785 shares and 69,988,728 shares at December 31, 2013 and 2012, respectively	0.7	—	—	—	0.7
Treasury Stock, 1,255,355 shares and 603,528 shares at December 31, 2013 and 2012, respectively	(19.9)	—	—	—	(19.9)
Additional paid-in capital	446.9	354.2	745.6	(1,099.8)	446.9
Accumulated other comprehensive loss	(14.1)	(2.7)	(11.4)	14.1	(14.1)
Retained earnings	143.8	401.6	199.8	(601.4)	143.8
Total SunCoke Energy, Inc. stockholders’ equity	557.4	753.1	934.0	(1,687.1)	557.4
Noncontrolling interests	—	—	274.9	—	274.9
Total equity	557.4	753.1	1,208.9	(1,687.1)	832.3
Total liabilities and equity	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net (loss) income	$(7.8)	$12.6	$7.4	$(16.0)	$(3.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	—	10.6	18.4	—	$29.0
Deferred income tax expense (benefit)	0.2	(3.6)	0.3	—	$(3.1)
Payments less than expense for retirement plans	—	0.1	—	—	$0.1
Share-based compensation expense	2.3	—	—	—	$2.3
Excess tax benefit from share-based awards	(0.2)	—	—	—	$(0.2)
Loss from equity method investment	—	—	0.6	—	$0.6
Equity in earnings of subsidiaries	(6.6)	(9.4)	—	16.0	$—
Changes in working capital pertaining to operating activities, net of acquisition:
Receivables	(0.1)	25.9	(15.8)	—	$10.0
Inventories	—	1.0	9.5	—	$10.5
Accounts payable	0.1	(4.9)	(12.8)	—	$(17.6)
Accrued liabilities	—	(21.6)	(0.9)	—	$(22.5)
Interest payable	(7.6)	5.5	(8.3)	—	$(10.4)
Income taxes receivable	4.8	(3.2)	(0.4)	—	$1.2
Other	0.4	(6.0)	(1.8)	—	$(7.4)
Net cash (used in) provided by operating activities	(14.5)	7.0	(3.8)	—	(11.3)
Cash Flows from Investing Activities:
Capital expenditures	—	(5.0)	(33.1)	—	$(38.1)
Net cash used in investing activities	—	(5.0)	(33.1)	—	(38.1)
Cash Flows from Financing Activities:
Proceeds from revolving facility	—	—	16.0	—	$16.0
Repayment of revolving facility	—	—	(16.0)	—	$(16.0)
Distribution to unitholders	—	—	(6.4)	—	$(6.4)
Proceeds from exercise of stock options, net of shares withheld for taxes	0.2	—	—	—	$0.2
Excess tax benefit from share-based awards	0.2	—	—	—	$0.2
Net increase (decrease) in advances from affiliate	14.1	(31.9)	17.8	—	$—
Net cash provided by (used in) financing activities	14.5	(31.9)	11.4	—	(6.0)
Net decrease in cash and cash equivalents	—	(29.9)	(25.5)	—	$(55.4)
Cash and cash equivalents at beginning of period	—	184.7	48.9	—	$233.6
Cash and cash equivalents at end of period	$—	$154.8	$23.4	$—	$178.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$2.1	$19.4	$17.6	$(32.7)	$6.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	10.1	13.8	—	23.9
Deferred income tax (benefit) expense	—	2.6	—	—	2.6
Payments less than expense for retirement plans	—	(0.4)	—	—	(0.4)
Share-based compensation expense	1.4	—	—	—	1.4
Equity in earnings of subsidiaries	(13.1)	(19.6)	—	32.7	—
Changes in working capital pertaining to operating activities:
Receivables	—	(19.4)	(7.6)	—	(27.0)
Inventories	—	10.6	8.3	—	18.9
Accounts payable	(0.5)	6.1	13.4	—	19.0
Accrued liabilities	(0.1)	(6.7)	(14.6)	—	(21.4)
Interest payable	(9.7)	(1.8)	3.8	—	(7.7)
Income taxes payable	(1.0)	10.6	(8.3)	—	1.3
Other	11.1	10.5	(25.8)	—	(4.2)
Net cash (used in) provided by operating activities	(9.8)	22.0	0.6	—	12.8
Cash Flows from Investing Activities:
Capital expenditures	—	(7.7)	(22.8)	—	(30.5)
Equity method investment	—	—	(67.7)	—	(67.7)
Net cash used in investing activities	—	(7.7)	(90.5)	—	(98.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units or SunCoke Energy Partners, L.P.	—	—	238.0	—	238.0
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Debt issuance costs	(0.7)	—	(5.3)	—	(6.0)
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Repurchase of common stock	(2.4)	—	—	—	(2.4)
Cash distributions to noncontrolling interests in cokemaking operations	—	—	(2.2)	—	(2.2)
Net increase (decrease) in advances from affiliate	12.0	(26.3)	14.3	—	—
Net cash provided by (used in) financing activities	9.8	(26.3)	169.8	—	153.3
Net (decrease) increase in cash and cash equivalents	—	(12.0)	79.9	—	67.9
Cash and cash equivalents at beginning of period	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of period	$—	$194.9	$112.2	$—	$307.1

15. Subsequent Events
On April 23, 2014, we executed an agreement to contribute a 33 percent interest in the Haverhill and Middletown facilities to the Partnership. We expect to close on this agreement in May 2014, subject to customary closing conditions for such transactions and the completion of the associated financing transactions at the Partnership described below. We expect to receive total consideration of $365.0 million including approximately $80.0 million of common units and approximately $3.3 million of general partner interests. In addition, the Partnership will assume and repay approximately $271.3 million of our outstanding debt and other liabilities and pay us approximately $3.4 million in cash. Approximately $7.0 million of the consideration will be left at the Partnership to pre-fund our obligation to indemnify the Partnership for the cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of our outstanding term loan debt and $171.4 million of our senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
The Partnership expects to fund the debt assumption and cash portions of the consideration with approximately $88 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on the Partnership's revolving credit facility, pay transaction fees and for general corporate purposes.

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
We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”). Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has capacity of approximately 1.7 million tons of coke per year. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"). VISA SunCoke has a cokemaking capacity of 440 thousand tons of coke per year.
All of our U.S. coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately 10 years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs, (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. We completed the initial public offering of the Partnership on January 24, 2013. As of March 31, 2014, we own the general partner of the partnership, which consists of a 2 percent ownership interest and incentive distribution rights, and own a 55.9 percent limited partner interest in the Partnership.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreement:

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

(2)	Cokemaking capacity represents 100 percent of VISA SunCoke, our 49 percent joint venture formed in March 2013.
We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal in 2013.
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steel value chain. During 2013, through our master limited partnership ("Partnership"), we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, our master limited partnership completed the acquisition of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to our Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership completed the acquisition of Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling service provider with collective capacity to blend and transload more than 30 million tons of coal annually through its operations in West Virginia and Kentucky.
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
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.” On July 18, 2011 (the

“Separation Date”), Sunoco, Inc. ("Sunoco") contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. As of such date, Sunoco owned 100 percent of our common stock. On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco.
Recent Developments

•	Cokemaking dropdowns to our master limited partnership and related financing transactions.
On April 23, 2014, we executed an agreement to contribute a 33 percent interest in the Haverhill and Middletown facilities to the Partnership. We expect to close on this agreement in May 2014, subject to customary closing conditions for such transactions and the completion of the associated financing transactions at the Partnership described below. We expect to receive total consideration of $365.0 million including approximately $80.0 million of common units and approximately $3.3 million of general partner interests. In addition, the Partnership will assume and repay approximately $271.3 million of our outstanding debt and other liabilities and pay us approximately $3.4 million in cash. Approximately $7.0 million of the consideration will be left at the Partnership to pre-fund our obligation to indemnify the Partnership for the cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of our outstanding term loan debt and approximately $171.4 million of our senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
The Partnership expects to fund the debt assumption and cash portions of the consideration with approximately $88 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on the Partnership's revolving credit facility, pay transaction fees and for general corporate purposes.
We expect this transaction will benefit SunCoke shareholders through the attractive multiple paid for these assets, and higher total cash distributions we expect to receive, including payments on our incentive distribution rights. We also anticipate no material immediate tax gain as a result of the transaction structure and forms of consideration.
First Quarter Key Financial Results

•
Revenues decreased 20.8 percent in the three months ended March 31, 2014 to $359.6 million primarily due to the pass-through of lower coal prices in our cokemaking business, lower coke sales volumes and an approximate $22 per ton decline in average coal sales price partly offset by higher coal sales volume.

•
Net income attributable to stockholders decreased $9.9 million for the three months ended March 31, 2014, to a loss of $7.8 million, or a loss of $0.11 per share, compared with the three months ended March 31, 2013. This decrease is due to the following items:

◦	severe winter weather negatively impacting volumes and yields in the Domestic Coke segment as well as the impact of the refurbishment of Indiana Harbor;

◦	weakness in our Coal Mining segment; and

◦	higher depreciation primarily related to a change in the estimated useful lives of certain assets at the Indiana Harbor facility.

•
Adjusted EBITDA was $33.6 million in the three months ended March 31, 2014 compared to $52.3 million in the same period prior year, a decrease of $18.7 million. This decrease was driven by the factors discussed above.

Items Impacting Comparability

•
Coal Logistics. On August 30, and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired operations have been included in the Consolidated Financial Statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $12.9 million, of which $4.2 million were intercompany revenues, Adjusted EBITDA of $2.1 million and Adjusted EBITDA per ton handled of $0.48 for the three months ended March 31, 2014.

•
Indiana Harbor Cokemaking Operations. During 2011, in preparation for negotiation of the extension of the Company's existing coke sales agreement, we conducted an engineering study to identify major refurbishment projects necessary to preserve the production capacity of the facility. We expect to spend approximately $104 million in total for this project, an increase from our previous estimate of $100 million, as a result of higher than anticipated costs to refurbish the ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations. We completed this oven refurbishment in the first quarter and expect the installation of new equipment (i.e. pusher-charger machines) will be completed in the second half of 2014. Our original estimated impact of the revised useful lives of certain assets associated with the refurbishment was $13.1 million, of which $9.5 million, or $0.14 per common share, was recorded in 2013 and $0.6 million, or $0.01 per common share was recorded in the first quarter of 2014. In the first quarter of 2014, we determined additional assets would be retired as part of the project. The additional depreciation recorded in the first quarter of 2014 was $0.8 million, or $0.01 per common share. The total full year impact of these changes in estimated useful lives is $8.7 million, or $0.12 per common share in 2014.
In the first quarter of 2014, as a result of the refurbishment project work, we identified that approximately 30 percent of our ovens required a complete replacement of their oven floors and sole flues. We anticipate spending approximately $15 million in ongoing capital expenditures in connection with this refurbishment work, which we anticipate completing in 2014. We revised the estimated useful life of certain assets being replaced as part of this project, which resulted in additional depreciation of $4.2 million, or $0.06 per common share, for the three months ended March 31, 2014. The full year impact is anticipated to be approximately $9.7 million, or $0.14 per common share.
Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed, which increased Adjusted EBITDA $2.6 million during the three months ended March 31, 2014 compared to the same period in the prior year. Our customer has also notified us of a potential blast furnace outage in the second quarter of 2014, which may result in an increase in coke inventory during the second quarter and/or deferred payment terms with our customer. We expect to begin realizing the full benefits of the refurbishment project in the second half of 2014.

•
Interest expense, net. Interest expense, net was $12.1 million and $15.8 million for the three months ended March 31, 2014 and 2013, respectively. The first quarter of 2013 was impacted by debt restructuring costs of $3.7 million related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as the issuance of $150.0 million of senior notes by the Partnership.

•
Income taxes. We recorded an income tax benefit of $4.2 million in the three months ended March 31, 2014 compared to income tax expense of $4.8 million for the corresponding period of 2013. The decrease was due primarily to lower overall earnings partially offset by the impact of earnings from noncontrolling interests. Additionally, we recorded an income tax benefit of $2.0 million due to enacted reduction in Indiana statutory tax rate and an income tax benefit of $1.0 million related to tax credits in the three months ended March 31, 2014. The impact of these items was partially offset by lower nonconventional fuel tax credits, which expired in 2013.

During three months ended March 31, 2013, we recorded $0.6 million related to prior period adjustments associated with local income taxes due for our Middletown facility as well as $1.7 million of income tax expense to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.

•
India Equity Method Investment. On March 18, 2013, we acquired a 49 percent interest in a joint venture, VISA SunCoke, located in Odisha, India, with VISA Steel. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our 49 percent share of Adjusted EBITDA in the three months ended March 31, 2014 was $0.1 million.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	2014	2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$358.0	$451.5
Other income	1.6	2.4
Total revenues	359.6	453.9
Costs and operating expenses
Cost of products sold and operating expenses	304.0	382.4
Selling, general and administrative expenses	21.9	20.6
Depreciation, depletion and amortization	29.0	23.9
Total costs and operating expenses	354.9	426.9
Operating income	4.7	27.0
Interest expense, net	12.1	15.8
(Loss) income before income tax (benefit) expense and loss from equity method investment	(7.4)	11.2
Income tax (benefit) expense	(4.2)	4.8
Loss from equity method investment	0.6	—
Net (loss) income	(3.8)	6.4
Less: Net income attributable to noncontrolling interests	4.0	4.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(7.8)	$2.1
Revenues. Total revenues, net of sales discounts, were $359.6 million and $453.9 million for the three months ended March 31, 2014 and 2013, respectively. The decreases were due primarily to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. The lower coke sales volumes reflect the impacts of severe winter weather on production and yields across our fleet as well as the impact of operational inefficiencies caused by the refurbishment project at the Indiana Harbor facility. In addition, a $22 per ton decrease in coal sales prices in our Coal Mining segment, partly offset by higher coal sales volumes, contributed to the reduction in total revenues. The current year period reflects the contribution of $8.7 million from the Coal Logistics business.
Costs and Operating Expenses. Total operating expenses were $354.9 million and $426.9 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cost of products sold and operating expenses was driven primarily by reduced coal costs in our Domestic Coke segment partly offset by higher operating expenses associated with the severe winter weather. In addition, costs and operating expenses in the Coal Mining segment decreased in the current year due to the continued benefit of prior year's cost containment initiatives and investments in mine planning, equipment and training. The current year period includes $8.4 million of costs and operating expenses for Coal Logistics.
Interest Expense, Net. Interest expense, net was $12.1 million and $15.8 million for the three months ended March 31, 2014 and 2013, respectively. Comparability between periods was impacted by the financing activities previously discussed.
Income Taxes. We recorded an income tax benefit of $4.2 million in the three months ended March 31, 2014 compared to income tax expense of $4.8 million for the corresponding period of 2013. The decrease was due primarily to lower overall earnings as well as higher earnings attributable to noncontrolling interests resulting from the Partnership offering in January 2013. Comparability between periods is impacted by the income tax items previously discussed.
Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. In the three months ended March 31, 2014, we recognized a loss from equity method investment of $0.6 million. Performance in the period was affected by a weak coke pricing environment due to the impact of Chinese coke imports.
Noncontrolling Interest. Income attributable to noncontrolling interest was $4.0 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively. The decreases are primarily due to decreased performance at Indiana Harbor, which reduced noncontrolling interest by approximately $1.0 million for the three months ended March 31, 2014 compared to the same period in the prior year. Despite decreased volumes and lower coal-to-coke yield performance at our Haverhill and

Middletown facilities, income attributable to the noncontrolling interest in the Partnership increased $0.7 million due to the timing of the Partnership initial public offering in the prior year period.
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
Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). See “Non-GAAP Financial Measures” near the end of this Item.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$333.5	$428.2
Brazil Coke	9.3	9.7
Coal Mining	6.5	13.6
Coal Mining intersegment sales	33.9	32.2
Coal Logistics	8.7	—
Coal Logistics intersegment sales	4.2	—
Elimination of intersegment sales	(38.1)	(32.2)
Total	$358.0	$451.5
Adjusted EBITDA (1):
Domestic Coke	$46.8	$61.1
Brazil Coke	1.7	1.6
India Coke	0.1	—
Coal Mining	(8.0)	(4.6)
Coal Logistics	2.1	—
Corporate and Other	(9.1)	(5.8)
Total	$33.6	$52.3
Coke Operating Data:
Domestic Coke capacity utilization (%)	90	101
Domestic Coke production volumes (thousands of tons)	944	1,051
Domestic Coke sales volumes (thousands of tons)(2)	948	1,058
Domestic Coke Adjusted EBITDA per ton(3)	$49.37	$57.75
Brazilian Coke production—operated facility (thousands of tons)	252	216
Indian Coke sales (thousands of tons)(4)	122	—
Coal Operating Data(5):
Coal sales volumes (thousands of tons):
Internal use	327	277
Third parties	71	96
Total	398	373
Coal production (thousands of tons)	306	349
Purchased coal (thousands of tons)	91	18
Coal sales price per ton (excludes transportation costs)(6)	$99.03	$121.19
Coal cash production cost per ton(7)	$118.29	$126.78
Purchased coal cost per ton(8)	$105.00	$97.16
Total coal production cost per ton(9)	$129.59	$140.56
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,359	$—
Coal Logistics Adjusted EBITDA per ton handled(10)	$0.48	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Excludes 22 thousand tons of consigned coke sales in the three months ended March 31, 2013.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Includes production from Company and contract-operated mines.

(6)	Includes sales to affiliates. The transfer price per ton to our Jewell cokemaking facility was $102.00 and $114.20 for the three months ended March 31, 2014 and 2013, respectively.

(7)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume.

(8)	Costs of purchased raw coal divided by purchased coal volume.

(9)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $13.32 and $13.39 for the three months ended March 31, 2014 and 2013, respectively.

(10)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $94.7 million, or 22.1 percent, to $333.5 million for the three months ended March 31, 2014 compared to $428.2 million for the three months ended March 31, 2013.
The decrease was mainly due to the pass-through of lower coal prices, which contributed $62.8 million to the decrease. Lower overall volumes, due primarily to severe winter weather, decreased revenues by $17.6 million at our domestic cokemaking operations, excluding Indiana Harbor. Volumes at our Indiana Harbor facility decreased 66 thousand tons, lowering revenues by $30.0 million due to operational inefficiencies caused by weather and the refurbishment project. These decreases were partly offset by $2.6 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Higher reimbursable operating and maintenance costs of $10.7 million further offset the decrease. The remaining increase of $2.4 million primarily related to higher energy sales due to an increase in price.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $14.3 million, or 23.4 percent, to $46.8 million for the three months ended March 31, 2014 compared to $61.1 million in the same period of 2013. Severe weather conditions adversely impacted coke volumes and coal-to-coke yields across the entire cokemaking fleet in the first quarter of 2014. Excluding Indiana Harbor, Domestic Coke volumes decreased 45 thousand tons as compared to the prior year period. This decrease in volumes and the impact of lower coal-to-coke yields lowered Adjusted EBITDA by $7.2 million and $4.6 million, respectively. The impact of weather as well as the operational inefficiencies caused by the refurbishment project decreased volumes at Indiana Harbor by 66 thousand tons as compared to the prior year period. This decrease in volumes and the impact of lower coal-to-coke yields lowered Adjusted EBITDA by $5.8 million and $1.2 million, respectively. These decreases were partially offset by the increased contractual fixed fee at Indiana Harbor, resulting in additional Adjusted EBITDA of $2.6 million. The remaining change of $1.9 million primarily related to higher energy sales due to an increase in price.
Depreciation and amortization expense, which was not included in segment profitability, increased $2.8 million to $21.0 million in the three months ended March 31, 2014 compared to $18.2 million in the same period of 2013, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility. We revised the estimated useful life of certain assets at our Indiana Harbor facility. The change in estimated useful life resulted in additional depreciation of $5.6 million, or $0.08 per common share and $4.2 million, or $0.06 per common share during the three months ended March 31, 2014 and 2013, respectively. The impact on the full year 2014 is estimated to be approximately $18.4 million, or $0.26 per common share.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $0.4 million, or 4.1 percent, to $9.3 million for the three months ended March 31, 2014 compared to $9.7 million for the same period of 2013. While volumes increased by 36 thousand tons, revenues stayed fairly consistent due to the minimum guarantee fee arrangement that we have with our customer.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment remained consistent at $1.7 million for the three months ended March 31, 2014 as compared to $1.6 million for the same period of 2013. The decrease in coke prices was offset by higher volumes of coke. While volumes increased by 36 thousand tons, Adjusted EBITDA stayed fairly consistent due to the minimum guarantee fee arrangement that we have with our customer.

Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our share of Adjusted EBITDA during the three months ended March 31, 2014 was $0.1 million and Adjusted EBITDA was $0.87 per ton. Performance in the period continued to be affected by several factors including a weak coke pricing environment due to increase Chinese coke imports. We anticipate these market conditions will continue throughout 2014.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $5.4 million, or 11.8 percent, to $40.4 million for the three months ended March 31, 2014 compared to $45.8 million for the same period of 2013. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $22.16 to $99.03 for the three months ended March 31, 2014 compared to $121.19 for the same period of 2013. The effect of the decrease in sales price was partially offset by the additional 25 thousand tons sold during the three months ended March 31, 2014 compared to the same period in 2013.
Third party sales decreased $7.1 million, or 52.2 percent to $6.5 million for the three months ended March 31, 2014 compared to $13.6 million for the same period of 2013. The decrease is primarily related to the decreased sales price as well as lower volumes of approximately 25 thousand tons during the three months ended March 31, 2014 compared to the corresponding period of the prior year.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $1.7 million, or 5.3 percent, to $33.9 million for the three months ended March 31, 2014 compared to $32.2 million for the same period of 2013. The increase was primarily due to an increase in volume of 50 thousand tons to 327 thousand tons for the three months ended March 31, 2014 from 277 thousand tons for the same period of 2013. The increase in volume of internal sales were partially offset by a decrease in coal sales price per ton of $12.64 to $103.79 for the three months ended March 31, 2014 compared to $116.43 for the same period of 2013.
Adjusted EBITDA
Adjusted EBITDA decreased $3.4 million, or 73.9 percent, to a loss of $8.0 million for the three months ended March 31, 2014 from a loss of $4.6 million for the same period in 2013 and was unfavorably impacted by the decline in average coal sales price discussed above. This was partly offset by higher volumes discussed above as well as lower cash production costs of approximately $9 per ton due to the continued benefit of the prior year's cost containment initiatives and investments in mine planning, equipment and training. The prior period also included a charge of $0.9 million related to a reduction in force and a $0.2 million unfavorable fair value adjustment on the HKCC contingent consideration.
The combined impact of these factors resulted in coal production costs decreasing to $129.59 per ton for the three months ended March 31, 2014 from $140.56 per ton for the three months ended March 31, 2013 as well as coal cash production costs decreasing to $118.29 for the three months ended March 31, 2014 from $126.78 for the same period of 2013.
Depreciation and depletion expense, which was not included in segment profitability, increased $0.3 million, to $5.3 million for the three months ended March 31, 2014 compared to $5.0 million for the same period of 2013.
Coal Logistics
In the second half of 2013, we acquired two coal logistics businesses. Inclusive of intersegment sales, sales and other operating revenue on 4,359 thousand tons handled were $12.9 million and Adjusted EBITDA was $2.1 million during the three months ended March 31, 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million during the three months ended March 31, 2014.
Corporate and Other
Corporate expenses increased $3.3 million to $9.1 million for the three months ended March 31, 2014 compared to $5.8 million in the same period of 2013. The increase in corporate expense was primarily due to a $1.4 million charge related to corporate restructuring and an unfavorable comparison to the prior year period which included a $0.9 million gain on the India hedge.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.

Liquidity and Capital Resources
As of March 31, 2014, we had $178.2 million of cash and cash equivalents and $257.2 million of borrowing availability under our credit facilities.
As previously discussed, in May 2014, we expect to close the agreement to contribute a 33 percent interest in the Haverhill and Middletown facilities to the Partnership. We expect to receive total consideration of $365.0 million including approximately $80.0 million of limited partner common units and approximately $3.3 million of general partner interests. In addition, the Partnership will assume and repay approximately $271.3 million of our outstanding debt and other liabilities and pay us approximately $3.4 million in cash. Approximately $7.0 million of the consideration will be left at the Partnership to pre-fund our obligation to indemnify the Partnership for the cost of the environmental remediation project at Haverhill. The debt assumption and repayment obligation consists of approximately $99.9 million of our outstanding term loan debt and approximately $171.4 million of our senior unsecured notes, inclusive of an estimated market premium of $11.4 million to tender for the principal amount of these notes.
The Partnership expects to fund the debt assumption and cash portions of the consideration with approximately $88 million of net proceeds from the sale of 3.2 million common units to the public, which was completed on April 30, 2014, and approximately $263 million of gross proceeds from the expected issuance of $250 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement in May 2014. Proceeds from the offerings will also be used to repay approximately $40 million outstanding on the Partnership's revolving credit facility, pay transaction fees and for general corporate purposes.
We believe our cash on hand and our debt financing arrangements will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(11.3)	$12.8
Net cash used in investing activities	(38.1)	(98.2)
Net cash (used in) provided by financing activities	(6.0)	153.3
Net (decrease) increase in cash and cash equivalents	$(55.4)	$67.9
Cash Flows from Operating Activities
For the three months ended March 31, 2014, net cash used in operating activities was $11.3 million compared to net cash provided by operating activities of $12.8 million in the corresponding period of 2013. The decrease in operating cash flow was primarily attributable to weaker operational performance due to severe weather in the first quarter of 2014 and a decrease in working capital largely due to timing of accounts payable. These decreases were partially offset by a favorable comparison to the prior year period which included a $24.5 million impact due to the timing of a customer payment that was received one day subsequent to quarter end.
Cash Flows from Investing Activities
Cash used in investing activities of $38.1 million decreased $60.1 million for the three months ended March 31, 2014, as compared to the corresponding period of 2013. The prior year period included expenditures of $67.7 million for our investment in the Indian joint venture. Capital expenditures were $7.6 million higher in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to environmental remediation capital expenditures. For a more detailed discussion of our capital expenditures see "Capital Requirements and Expenditures" below.
Cash Flows from Financing Activities
For the three months ended March 31, 2014, net cash used in financing activities was $6.0 million compared to net cash provided by financing activities of $153.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Partnership paid a quarterly cash distribution of $15.2 million, of which $6.4 million was paid to public unitholders of the Partnership partially offset by net proceeds of $0.2 million from the exercise of stock options and $0.2 million of excess tax benefit from share-based awards. On April 23, 2014, the Partnership declared a quarterly cash distribution of $.50 per limited partner unit. The distribution will be paid on May 30, 2014, to unitholders of record on May 15, 2014.

During the three months ended March 31, 2013, we received proceeds of $238.0 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, and $0.9 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.0 million, the repurchase of shares for $2.4 million and a cash distribution to noncontrolling interest of $2.2 million.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Ongoing capital	$12.8	$9.5
Environmental remediation capital	10.6	4.8
Expansion capital(1):
Indiana Harbor	14.7	16.2
Total	$38.1	$30.5

(1)	Excludes the investment in VISA SunCoke
Our capital expenditures for 2014 are expected to be approximately $138 million, which excludes expenditures related to our potential new facility in Kentucky and a potential new coal preparation plant. Included in our capital expenditures for 2014 are approximately $71 million of ongoing capital expenditures, which includes approximately $15 million to replace oven floors and sole flues on approximately 30 percent of our ovens at Indiana Harbor. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending approximately $125 million in environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations, an increase from our previous estimate of $120 million. We have spent approximately $44 million to date related to these projects and anticipate spending approximately $32 million in remainder of 2014 and approximately $49 million in the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering and recent equity issuance is being used to fund $74 million of certain identified environmental remediation projects. In addition, we anticipate spending approximately $24 million in 2014 to complete the refurbishment of the Indiana Harbor facility.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2014. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to SunCoke Energy Inc. that have been adopted during the three months ended March 31, 2014.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$24.3	$43.9
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	9.3	8.4
Adjusted EBITDA	33.6	52.3
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	1.0	—
Depreciation, depletion and amortization	29.0	23.9
Interest expense, net	12.1	15.8
Income tax (benefit) expense	(4.2)	4.8
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	(0.5)	1.4
Net income	$(3.8)	$6.4
Below is a reconciliation of 2014 Estimated Adjusted EBITDA to its closest GAAP measure:

	2014
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$173.0	$188.0
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	47.0	52.0
Adjusted EBITDA	220.0	240.0
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	4.0	7.0
Depreciation, depletion and amortization	125.0	120.0
Interest expense, net	50.0	47.0
Income tax expense	9.0	16.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	(1.0)	(1.0)
Net income	$33.0	$51.0

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects estimated share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)
At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Operations. At December 31, 2012, we had $12.4 million accrued related to sales discounts to be paid to our customer at our Haverhill facility. During the three months ended March 31, 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's exposure to market risk since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 entitled “Commitments and Contingent Liabilities” to our Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 16, 2012, our Board of Directors authorized a program to repurchase an aggregate amount of up to 3,500,000 shares of our common stock through the end of 2015 from time to time in the open market, through privately negotiated transactions, block transactions or otherwise in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. The Company had no repurchases of common stock during the first quarter of 2014. As of March 31, 2014, there were 2,300,383 shares that could be purchased under the repurchase plan discussed above.
Item 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Annual Report on Form 10-K.

Item 6. Exhibits
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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	April 30, 2014	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)