Form 10-Q
period 2014-06-30
SunCoke Energy, Inc.
filed 2014-07-29
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 25, 2014, there were 69,328,769 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$371.7	$403.6	$729.7	$855.1
Other income	0.5	0.1	2.1	2.5
Total revenues	372.2	403.7	731.8	857.6
Costs and operating expenses
Cost of products sold and operating expenses	290.0	332.4	594.0	714.8
Selling, general and administrative expenses	21.9	21.8	43.8	42.4
Depreciation, depletion and amortization	28.6	23.4	57.6	47.3
Asset and goodwill impairment	103.1	—	103.1	—
Total costs and operating expenses	443.6	377.6	798.5	804.5
Operating (loss) income	(71.4)	26.1	(66.7)	53.1
Interest expense, net	27.1	12.1	39.2	27.9
(Loss) income before income tax (benefit) expense and loss from equity method investment	(98.5)	14.0	(105.9)	25.2
Income tax (benefit) expense	(50.8)	1.1	(55.0)	5.9
Loss from equity method investment	0.9	0.2	1.5	0.2
Net (loss) income	(48.6)	12.7	(52.4)	19.1
Less: Net income attributable to noncontrolling interests	0.6	7.0	4.6	11.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(49.2)	$5.7	$(57.0)	$7.8
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.71)	$0.08	$(0.82)	$0.11
Diluted	$(0.71)	$0.08	$(0.82)	$0.11
Weighted average number of common shares outstanding:
Basic	69.5	70.0	69.6	70.0
Diluted	69.5	70.2	69.6	70.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net (loss) income	$(48.6)	$12.7	$(52.4)	$19.1
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively)	(0.7)	(0.5)	(1.3)	(1.0)
Currency translation adjustment	2.9	(3.5)	3.7	(3.4)
Comprehensive (loss) income	(46.4)	8.7	(50.0)	14.7
Less: Comprehensive income attributable to noncontrolling interests	0.6	7.0	4.6	11.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(47.0)	$1.7	$(54.6)	$3.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$204.4	$233.6
Receivables	70.3	91.5
Inventories	140.4	135.3
Income tax receivable	—	6.6
Deferred income taxes	12.6	12.6
Other current assets	5.7	2.3
Total current assets	433.4	481.9
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	58.5	56.8
Properties, plants and equipment, net	1,499.3	1,544.1
Lease and mineral rights, net	18.7	52.8
Goodwill and other intangible assets, net	18.9	25.4
Deferred charges and other assets	47.4	41.9
Total assets	$2,117.2	$2,243.9
Liabilities and Equity
Accounts payable	$121.8	$154.3
Accrued liabilities	52.3	69.5
Short-term debt, including current portion of long-term debt	13.0	41.0
Interest payable	14.9	18.2
Income taxes payable	3.3	—
Total current liabilities	205.3	283.0
Long-term debt	652.5	648.1
Accrual for black lung benefits	32.2	32.4
Retirement benefit liabilities	34.5	34.8
Deferred income taxes	305.9	376.6
Asset retirement obligations	18.4	17.9
Other deferred credits and liabilities	16.3	18.8
Total liabilities	1,265.1	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,289,348 and 69,636,785 shares at June 30, 2014 and December 31, 2013, respectively	0.7	0.7
Treasury stock 1,755,355 shares at June 30, 2014 and 1,255,355 at December 31, 2013	(30.0)	(19.9)
Additional paid-in capital	536.6	446.9
Accumulated other comprehensive loss	(11.7)	(14.1)
Retained earnings	86.8	143.8
Total SunCoke Energy, Inc. stockholders’ equity	582.4	557.4
Noncontrolling interests	269.7	274.9
Total equity	852.1	832.3
Total liabilities and equity	$2,117.2	$2,243.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(52.4)	$19.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset and goodwill impairment	103.1	—
Depreciation, depletion and amortization	57.6	47.3
Deferred income tax (benefit) expense	(69.9)	3.4
Payments in excess of expense for retirement plans	(0.5)	(0.9)
Share-based compensation expense	5.3	3.6
Excess tax benefit from share-based awards	(0.2)	—
Loss from equity method investment	1.5	0.2
Loss on extinguishment of debt	15.4	—
Changes in working capital pertaining to operating activities:
Receivables	21.2	10.5
Inventories	(5.1)	21.5
Accounts payable	(32.5)	6.4
Accrued liabilities	(17.2)	(16.2)
Interest payable	(3.3)	2.7
Income taxes	10.1	(5.9)
Other	(7.8)	(2.7)
Net cash provided by operating activities	25.3	89.0
Cash Flows from Investing Activities:
Capital expenditures	(77.8)	(61.4)
Equity method investment in VISA SunCoke Limited	—	(67.7)
Net cash used in investing activities	(77.8)	(129.1)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	88.7	237.8
Proceeds from issuance of long-term debt	268.1	150.0
Repayment of long-term debt	(271.5)	(225.0)
Debt issuance costs	(5.8)	(6.0)
Proceeds from revolving facility	40.0	—
Repayment of revolving facility	(72.0)	—
Cash distribution to noncontrolling interests	(14.8)	(6.3)
Shares repurchased	(10.1)	(2.4)
Proceeds from exercise of stock options	0.5	0.9
Excess tax benefit from share-based awards	0.2	—
Net cash provided by financing activities	23.3	149.0
Net (decrease) increase in cash and cash equivalents	(29.2)	108.9
Cash and cash equivalents at beginning of period	233.6	239.2
Cash and cash equivalents at end of period	$204.4	$348.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2013	69,636,785	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3
Net (loss) income	—	—	—	—	—	—	(57.0)	(57.0)	4.6	(52.4)
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.8 million)	—	—	—	—	—	(1.3)	—	(1.3)	—	(1.3)
Currency translation adjustment	—	—	—	—	—	3.7	—	3.7	—	3.7
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—		—	—	88.7	88.7
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	83.7	—	—	83.7	(83.7)	—
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(14.8)	(14.8)
Share-based compensation expense	—	—	—	—	5.3	—	—	5.3	—	5.3
Excess tax benefit from share-based awards	—	—	—	—	0.2	—	—	0.2	—	0.2
Share issuances, net of shares withheld for taxes	152,563	—	—	—	0.5	—	—	0.5	—	0.5
Shares repurchased	(500,000)	—	500,000	(10.1)	—	—	—	(10.1)	—	(10.1)
At June 30, 2014	69,289,348	$0.7	1,755,355	$(30.0)	$536.6	$(11.7)	$86.8	$582.4	$269.7	$852.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. In March 2013, we formed a cokemaking joint venture in India called Visa SunCoke Limited (“VISA SunCoke”). In the second half of 2013, we acquired Lakeshore Coal Handling Corporation (“Lake Terminal”) and Kanawha River Terminals (“KRT”), which provide coal handling and blending services. Additionally, we own and operate coal mining operations in Virginia and West Virginia. We report our business through five segments: Domestic Coke, Brazil Coke, India Coke, Coal Logistics and Coal Mining.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. We completed the initial public offering of the Partnership on January 24, 2013. As of June 30, 2014, we own the general partner of the partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and own a 54.1 percent limited partner interest in the Partnership. The remaining 43.9 percent interest in the Partnership was held by public unitholders.
We were formed as a wholly-owned subsidiary of Sunoco, Inc. (“Sunoco”) in 2010. On July 18, 2011 (the “Separation Date”), Sunoco contributed the subsidiaries, assets and liabilities that were primarily related to its cokemaking and coal mining operations to us in exchange for shares of our common stock. On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following our separation from Sunoco (the "Distribution").
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company plans to early adopt this ASU.

2. Drop-Down Transaction
On May 9, 2014, SunCoke Energy contributed an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for total consideration of $365.0 million (the "Drop-Down"). As of June 30, 2014, SunCoke Energy owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 54.1 percent limited partner interest in the Partnership. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements. Prior to the Drop-Down, SunCoke Energy owned the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and owned a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership was held by public unitholders.
Total consideration received for the Drop-Down included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests. In addition, the Partnership assumed and repaid approximately $271.3 million of our outstanding debt and other liabilities, including a market premium of $11.4 million to complete the tender of the senior unsecured notes. The remaining $10.4 million of consideration consisted of a $3.4 million cash payment from the Partnership as well as $7.0 million withheld by the Partnership to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill.
In conjunction with the Drop-Down, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest will be paid to noteholders on August 1, 2014. See Note 7.
3. Impairment Charges
During the second quarter of 2014, the Company solicited bids related to the potential sale of its coal mining operations. Due to the level of interest observed in the market, the Company concluded that it was more-likely-than-not that the assets would be sold, but the asset group had not met the criteria to be classified as held-for-sale as of the balance sheet date. See events subsequent to the balance sheet date discussed in Note 17. Due to the likely disposition of the assets as well as projected losses resulting from the weakening coal market, the Company evaluated the recoverability of its long-lived asset group. The Company performed a probability-weighted undiscounted cash flows analysis which indicated that the carrying value of the asset group was not recoverable. As such, the Company recorded a pre-tax impairment charge of $97.1 million in its coal mining segment to write down the long-lived assets to their estimated fair value.  The fair value was determined based on estimated discounted cash flows from the coal mining assets, which reflected the weakness in the coal market and were considered Level 3 inputs in the fair value hierarchy. Key assumptions included (a) coal sales prices of $97 per ton to $149 per ton; (b) sales volumes of 1.6 million tons to 1.8 million tons; and (c) a 14.0 percent discount rate representing the estimated weighted average cost of capital. Various third party offers for the assets were considered and were also included in the Company's assessment of the fair value of the assets. In previous analyses, based upon the business plan and market expectations of coal prices at that time, the carrying value was recoverable and was substantially in excess of the undiscounted cash flows.  Recent changes in market conditions, specifically decreased coal sales price expectations, were included in our current asset impairment analysis.
As a result of the likely sale of the business, the weakening coal market and the long-lived asset impairment discussed above, the Company also performed a goodwill impairment analysis as of June 30, 2014 for the coal mining reporting unit. This analysis concluded the fair value of the reporting unit, based on a discounted cash flows analysis, was less than the carrying amount. As a result, the Company recorded a $6.0 million pre-tax impairment of the entire goodwill balance within the coal mining segment.
The total pre-tax non-cash impairment charge of $103.1 million was recorded in asset and goodwill impairment in the Consolidated Statement of Operations.

4. Inventories
The components of inventories were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Coal	$90.2	$84.0
Coke	8.4	11.8
Materials, supplies and other	41.8	39.5
Total inventories	$140.4	$135.3
5. Income Taxes
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
The Company's effective tax rate for the three and six months ended June 30, 2014 was higher than the U.S. federal statutory income tax rate of 35 percent, primarily due to income tax benefits related to tax credits and by the impact of earnings attributable to noncontrolling ownership interests in partnerships. These benefits increased the effective rate in the three and six months ended June 30, 2014 due to the Company's net loss position. The three and six months ended June 30, 2014 includes income tax expense of $2.4 million related to the goodwill impairment of our coal mining operations and income tax benefit of $2.0 million related to the enacted reduction in Indiana statutory tax rate.
The Company's effective tax rate for the three and six months ended June 30, 2013 was lower than the U.S. federal statutory income tax rate of 35 percent, primarily due to the impact of earnings that are attributable to noncontrolling ownership interests in partnerships and nonconventional fuel credits. The income tax provision for the six months ended June 30, 2013 also includes income tax expense of $0.4 million related to prior period adjustments associated with local income taxes due for the Company's Middletown operations, $1.4 million of additional valuation allowances associated with state and local taxes and $1.6 million to settle potential obligations under the provisions of our tax sharing agreement with Sunoco.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At June 30, 2014, our VISA SunCoke joint venture had a cumulative loss on unconsolidated earnings.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Accrued sales discounts (1)	$—	$13.6
Accrued benefits	15.5	23.9
Other taxes payable	14.6	11.2
Other	22.2	20.8
Total accrued liabilities	$52.3	$69.5
(1) At December 31, 2013, we had $13.6 million accrued related to sales discounts payable to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million, which resulted in a gain of $0.5 million. This gain was recorded in sales and other operating revenue on our Consolidated Statement of Operations.

7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million at December 31, 2013 ("Term Loan")	$—	$99.1
Revolving credit facility, due 2019 ("Partnership Revolver")	8.0	40.0
7.625% Notes, due 2019 ("Notes")	240.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $12.5 million and pre-funded interest of $5.0 million at June 30, 2014	417.5	150.0
Total debt	$665.5	$689.1
Less: short-term debt, including current portion of long-term debt	13.0	41.0
Total long-term debt	$652.5	$648.1
Under the Company's credit agreement dated July 26, 2011, as amended ("Credit Agreement"), the Company has a $150.0 million revolving credit facility ("Revolving Facility"). As of June 30, 2014, the Revolving Facility had letters of credit outstanding of $2.1 million, leaving $147.9 million available.
On May 9, 2014 in connection with the Drop-Down, the Partnership issued $250.0 million senior notes ("Partnership Notes"). The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest is payable semi-annually in cash in arrears on February 1 and August 1 of each year. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest will be paid to noteholders on August 1, 2014 and was included in the current portion of long-term debt in the Consolidated Balance Sheet. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and were immediately expensed and recorded in interest expense, net in the Consolidated Statement of Operations.
Furthermore, in connection with the Drop-Down, the Partnership assumed from SunCoke and repaid $99.9 million of Term Loan and $160.0 million of Notes. The Partnership also paid a market premium of $11.4 million to complete the tender of the Notes, which was included in interest expense, net in the Consolidated Statement of Operations. Debt extinguishment costs, including unamortized debt issuance costs and original issue discount, of $3.1 million were immediately expensed and recorded in interest expense, net in the Consolidated Statement of Operations.
Also, in connection with the Drop-Down, the Partnership repaid $40.0 million on its revolving credit facility (the “Partnership Revolver”) and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the Partnership Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. As of June 30, 2014, the Partnership had $8.0 million borrowed against the Partnership Revolver and letters of credit outstanding of $0.7 million, leaving $241.3 million available.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 4.25 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of June 30, 2014, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

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
Effective May 30, 2014, Dominion Coal Corporation, a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously offered to generally all full-time employees of Dominion Coal Corporation. Distribution of plan assets resulting from the defined benefit plan termination will not be made until the Internal Revenue Service and Pension Benefit Guarantee Corporation determine that the termination satisfies the regulatory requirements, which is expected to occur in 2015. As a result of the termination of the defined benefit plan, each participant will become fully vested in his or her benefits under the defined benefit plan without regard to age and years of service. Participants with $25 thousand or less of benefits owed will have the option of receiving a lump sum payout or an annuity in full payment of their benefits under the defined benefit plan. All other participants will receive an annuity in full payment of their benefits under the defined benefit plan.
Defined benefit plan expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Interest cost on benefit obligations	0.4	0.3	0.8	0.7
Expected return on plan assets	(0.5)	(0.6)	(0.9)	(1.2)
Amortization of actuarial losses	0.1	0.3	0.2	0.5
Total expense	$—	$—	$0.1	$—
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$—	$0.1	$—	$0.2
Interest cost on benefit obligations	0.4	0.4	0.8	0.7
Amortization of:
Actuarial losses	0.2	0.2	0.5	0.7
Prior service benefit	(1.4)	(1.4)	(2.8)	(2.9)
Total benefit	$(0.8)	$(0.7)	$(1.5)	$(1.3)
9. Commitments and Contingent Liabilities
SunCoke is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
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

We anticipate spending approximately $125 million related to these projects, and have spent approximately $58 million since 2012. We plan to spend approximately $17 million in the remainder of 2014 and approximately $50 million in the 2015 to 2016 time frame.
The Company has received NOVs from the EPA related to our Indiana Harbor cokemaking facility. The Company is working in a cooperative manner to address the allegations with the EPA, the Indiana Department of Environmental Management ("IDEM") and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant that processes hot flue gas from our Indiana Harbor cokemaking facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance environmental performance. In addition, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. In accordance with the findings of the study, we originally estimated that we would spend $50 million. As a result of higher than anticipated costs to refurbish ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we expect total spend to be $105 million. In addition to the approximately $25 million we expect to spend throughout 2014, we spent $66 million and $14 million related to this project in 2013 and 2012, respectively.
In September 2013, we reached agreement with our customer for a 10-year extension of our long-term contract at our Indiana Harbor cokemaking facility. Key provisions of the extension agreement, which took effect October 1, 2013, are substantially similar to the existing agreement, including continuing the pass through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics and a pricing adjustment per ton of coke produced to recognize the new capital being deployed to refurbish and upgrade this facility. We expect to earn a reasonable return on our investment, along with DTE Energy Company, the third party investor owning a 15 percent interest in the partnership (the “Indiana Harbor Partnership”). In addition, we believe that the scope of the project will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor cokemaking facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
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
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at June 30, 2014.
10. Restructuring
In the first three months of 2014, we initiated a plan to reduce the workforce in our corporate office. The workforce reduction costs related to this plan were primarily part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the first quarter of 2014. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges in the future. There were no payments made in the first half of 2014.
11. Share-Based Compensation
During the six months ended June 30, 2014, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 407,075 shares of common stock during the six months ended June 30, 2014 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2014 was $7.86 using the following weighted-average assumptions:

Six months ended June 30,
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
The Company recognized compensation expense of $1.5 million and $2.8 million for stock options during the three and six months ended June 30, 2014, respectively, and compensation expense of $1.2 million and $2.1 million for the three and six months ended June 30, 2014. As of June 30, 2014, there was $5.0 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 2 years.
Restricted Stock Units
The Company issued 209,473 restricted stock units (“RSU”) for shares of the Company’s common stock during the six months ended June 30, 2014 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the six months ended June 30, 2014 of $22.28 was based on the closing price of our common stock on the date of grant. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $1.1 million and $1.9 million for RSUs during the three and six months ended June 30, 2014, respectively, and compensation expense of $0.7 million and $1.0 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $8.7 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 2.3 years.
Performance Share Units
The Company issued 84,734 performance share units ("PSU") for shares of the Company's common stock during the six months ended June 30, 2014 that vest on December 31, 2016. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the six months ended June 30, 2014 is $26.09 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized compensation expense of $0.4 million and $0.6 million for PSUs during the three and six months ended June 30, 2014, respectively, and compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $3.2 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.4 years.

12. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	69.5	70.0	69.6	70.0
Add: Effect of dilutive share-based compensation awards	—	0.2	—	0.2
Weighted-average number of shares-diluted	69.5	70.2	69.6	70.2
The potential dilutive effect of 2.9 million stock options, 0.6 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended June 30, 2014 and 1.6 million stock options, 0.3 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the six months ended June 30, 2014, as the shares would have been anti-dilutive. The potential dilutive effect of 2.9 million and 2.7 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three and six months ended June 30, 2013, respectively, as the shares would have been anti-dilutive.
13. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2013	$(2.8)	$(11.3)	$(14.1)
Other comprehensive income before reclassifications	—	3.7	3.7
Amounts reclassified from accumulated other comprehensive loss	(1.3)	—	(1.3)
Net current period other comprehensive (loss) income	(1.3)	3.7	2.4
At June 30, 2014	$(4.1)	$(7.6)	$(11.7)
Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Dollars in millions)
Amortization of defined benefit plan items to net income:
Prior service benefit(2)	$(1.4)	$(1.4)	$(2.8)	(2.9)
Actuarial loss(2)	0.3	0.5	0.7	1.2
Total before taxes	(1.1)	(0.9)	(2.1)	(1.7)
Income tax benefit	0.4	0.4	0.8	0.7
Total, net of tax	$(0.7)	$(0.5)	$(1.3)	(1.0)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan (benefit) and defined benefit plan expense. See Note 8.

14. Fair Value Measurement
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•
Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis.
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase 1.845 billion Indian rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During the first quarter of 2013, the settlement date for these agreements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our India joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for these foreign exchange contracts and, therefore, the changes in the fair value of the derivative were recorded in other income, net in the Consolidated Statement of Operations. The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the six months ended June 30, 2013, which was recorded in other income, net in the Consolidated Statement of Operations.
Interest Rate Swaps
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into three interest rate swap agreements with an aggregate notional amount of $125.0 million. The agreements had an expiration date three years from the forward effective date of October 11, 2011. During the first quarter of 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The remaining interest rate swaps having a notional amount of $100.0 million were settled in the second quarter of 2014. The impact of these settlements on the financial statements was not material. Under the interest rate swap agreements, the Company paid a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements were recorded in interest expense in the Consolidated Statement of Operations. The Company has no interest rate swap agreements outstanding at June 30, 2014.
The fair value of the swap agreements at June 30, 2013 was a liability of approximately $0.4 million. The mark to market impact of the swap arrangements did not have a material impact on interest expense during the three and six months ended June 30, 2014 and was a reduction in interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We reduced our contingent consideration liability to zero related to the 2011 acquisition of Harold Keene Coal Co., Inc. and affiliated companies and recorded income of $4.5 million in the three months ended June 30, 2014, which was reflected as a reduction in cost of products sold and operating expenses in the Consolidated Statements of Operations. The fair value adjustment to HKCC contingent consideration decreased cost of products sold by $0.2 million in the three months ended June 30, 2013 and there was no impact to cost of products sold in the six months ended June 30, 2013.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At June 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities other than those discussed previously in Note 3.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2014, the estimated fair value of the Company’s long-term debt was estimated to be $680.9 million, compared to a carrying amount of $652.5 million, which was net of original issue premium and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
15. Business Segment Information
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
The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through (1) licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2022; and (2) an annual preferred dividend on our preferred stock investment from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
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
Coal Logistics operations are comprised of Lake Terminal and KRT facilities located in Indiana and Kentucky, respectively. The Partnership acquired Lake Terminal on August 30, 2013 and KRT on October 1, 2013 and began providing coal handling and blending services. This business has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal handling and blending services are provided to third party customers as well as certain SunCoke cokemaking facilities. Coal handling and blending results are presented in the Coal Logistics segment below.

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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30, 2014
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$344.5	$9.0	$—	$7.5	$10.7	$—	$371.7
Intersegment sales	$—	$—	$—	$35.4	$4.5	$—	$—
Adjusted EBITDA	$64.3	$2.5	$(0.5)	$(1.2)	$5.0	$(9.6)	$60.5
Loss from equity method investment	$—	$—	$0.9	$—	$—	$—	$0.9
Depreciation, depletion and amortization	$20.6	$0.1	$—	$5.4	$1.8	$0.7	$28.6
Capital expenditures	$35.8	$0.4	$—	$1.5	$0.5	$1.5	$39.7
Total segment assets	$1,579.3	$53.8	$58.7	$99.4	$118.4	$207.6	$2,117.2

	Three Months Ended June 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$375.8	$8.0	$—	$19.8	$—	$403.6
Intersegment sales	$—	$—	$—	$32.9	$—	$—
Adjusted EBITDA	$61.3	$1.6	$0.8	$(2.6)	$(8.7)	$52.4
Loss from equity method investment	$—	$—	$0.2	$—	$—	$0.2
Depreciation, depletion and amortization	$17.4	$0.1	$—	$5.3	$0.6	$23.4
Capital expenditures	$25.0	$0.3	$—	$4.5	$1.1	$30.9
Total segment assets	$1,548.2	$52.5	$64.8	$178.6	$329.4	$2,173.5

	Six Months Ended June 30, 2014
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Coal Logistics	Corporate and Other	Consolidated
Sales and other operating revenue	$678.0	$18.3	$—	$14.0	$19.4	$—	$729.7
Intersegment sales	$—	$—	$—	$69.3	$8.7	$—	$—
Adjusted EBITDA	$111.1	$4.2	$(0.4)	$(9.2)	$7.1	$(18.7)	$94.1
Loss from equity method investment	$—	$—	$1.5	$—	$—	$—	$1.5
Depreciation, depletion and amortization	$41.6	$0.2	$—	$10.7	$3.6	$1.5	$57.6
Capital expenditures	$72.1	$0.4	$—	$2.4	$0.8	$2.1	$77.8
Total segment assets	$1,579.3	$53.8	$58.7	$99.4	$118.4	$207.6	$2,117.2

	Six months ended June 30, 2013
	(Dollars in millions)
	Domestic Coke	Brazil Coke	India Coke	Coal Mining	Corporate and Other	Consolidated
Sales and other operating revenue	$804.0	$17.7	$—	$33.4	$—	$855.1
Intersegment sales	$—	$—	$—	$65.1	$—	$—
Adjusted EBITDA	$122.4	$3.2	$0.8	$(7.2)	$(14.5)	$104.7
Loss from equity method investment	$—	$—	$0.2	$—	$—	$0.2
Depreciation, depletion and amortization	$35.6	$0.2	$—	$10.3	$1.2	$47.3
Capital expenditures	$48.3	$0.8	$—	$10.3	$2.0	$61.4
Total segment assets	$1,548.2	$52.5	$64.8	$178.6	$329.4	$2,173.5
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$46.0	$41.7	$70.3	$85.6
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	14.5	10.7	23.8	19.1
Adjusted EBITDA	60.5	52.4	94.1	104.7
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	1.1	1.0	2.1	1.0
Depreciation, depletion and amortization	28.6	23.4	57.6	47.3
Interest expense, net	27.1	12.1	39.2	27.9
Income tax (benefit) expense	(50.8)	1.1	(55.0)	5.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	—	2.1	(0.5)	3.5
Asset and goodwill impairment	103.1		103.1
Net income	$(48.6)	$12.7	$(52.4)	$19.1

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)
At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the six months ended June 30, 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statement of Operations. At December 31, 2012, we had $12.4 million accrued related to sales discounts to be paid to our customer at our Haverhill facility. During the first quarter of 2013, we settled this obligation for $11.8 million which resulted in a gain of $0.6 million. This gain is recorded in sales and other operating revenue on our consolidated statement of income.

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Coke sales	$328.9	$359.7	$644.7	$771.7
Steam and electricity sales	15.6	16.2	33.4	32.4
Operating and licensing fees	9.0	7.9	18.2	17.7
Metallurgical coal sales	7.4	19.8	14.0	33.3
Coal logistics	10.1	—	18.1	—
Other	0.7	—	1.3	—
Sales and other operating revenue	$371.7	$403.6	$729.7	$855.1

16. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement and $240 million Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
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

•
a sale of the majority of the Capital Stock of a Guarantor Subsidiary to a third party, after which the Guarantor Subsidiary is no longer a "Restricted Subsidiary" in accordance with the indenture governing the Notes;

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default," as defined under the indenture governing the Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the Notes

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied;

•
the release, other than the discharge through payments by a Guarantor Subsidiary, from its guarantee under the Credit Agreement or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the Notes.

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$116.0	$255.7	$—	$371.7
Equity in (loss) earnings of subsidiaries	(67.9)	8.4	—	59.5	—
Other income	—	0.5	—	—	0.5
Total revenues	(67.9)	124.9	255.7	59.5	372.2
Costs and operating expenses
Cost of products sold and operating expenses	—	87.0	203.0	—	290.0
Selling, general and administrative expenses	3.7	10.2	8.0	—	21.9
Depreciation, depletion and amortization	—	10.8	17.8	—	28.6
Asset and goodwill impairment	—	103.1	—	—	103.1
Total costs and operating expenses	3.7	211.1	228.8	—	443.6
Operating (loss) income	(71.6)	(86.2)	26.9	59.5	(71.4)
Interest expense (income), net	6.8	(2.3)	22.6	—	27.1
(Loss) income before income tax (benefit) expense and loss from equity method investment	(78.4)	(83.9)	4.3	59.5	(98.5)
Income tax (benefit) expense	(29.2)	(15.7)	(5.9)	—	(50.8)
Loss from equity method investment	—	—	0.9	—	0.9
Net (loss) income	(49.2)	(68.2)	9.3	59.5	(48.6)
Less: Net income attributable to noncontrolling interests	—	—	0.6	—	0.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(49.2)	$(68.2)	$8.7	$59.5	$(49.2)
Comprehensive (loss) income	$(47.0)	$(68.9)	$12.2	$57.3	$(46.4)
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.6	—	0.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(47.0)	$(68.9)	$11.6	$57.3	$(47.0)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$132.9	$270.7	$—	$403.6
Equity in earnings of subsidiaries	14.5	18.9	—	(33.4)	—
Other income	—	—	0.1	—	0.1
Total revenues	14.5	151.8	270.8	(33.4)	403.7
Costs and operating expenses
Cost of products sold and operating expenses	—	110.8	221.6	—	332.4
Selling, general and administrative expenses	3.0	12.1	6.7	—	21.8
Depreciation, depletion and amortization	—	10.5	12.9	—	23.4
Total costs and operating expenses	3.0	133.4	241.2	—	377.6
Operating income	11.5	18.4	29.6	(33.4)	26.1
Interest expense (income), net	9.3	(3.8)	6.6	—	12.1
Income before income tax expense and loss from equity method investment	2.2	22.2	23.0	(33.4)	14.0
Income tax (benefit) expense	(3.5)	4.9	(0.3)	—	1.1
Loss from equity method investment	—	—	0.2	—	0.2
Net income	5.7	17.3	23.1	(33.4)	12.7
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net income attributable to SunCoke Energy, Inc.	$5.7	$17.3	$16.1	$(33.4)	$5.7
Comprehensive income	$1.7	$16.7	$19.6	$(29.3)	$8.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive income attributable to SunCoke Energy, Inc.	$1.7	$16.7	$12.6	$(29.3)	$1.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$228.6	$501.1	$—	$729.7
Equity in (loss) earnings of subsidiaries	(61.3)	17.8	—	43.5	—
Other income	—	2.0	0.1	—	2.1
Total revenues	(61.3)	248.4	501.2	43.5	731.8
Costs and operating expenses
Cost of products sold and operating expenses	—	183.9	410.1	—	594.0
Selling, general and administrative expenses	6.9	22.4	14.5	—	43.8
Depreciation, depletion and amortization	—	21.4	36.2	—	57.6
Asset and goodwill impairment	—	103.1	—	—	103.1
Total costs and operating expenses	6.9	330.8	460.8	—	798.5
Operating (loss) income	(68.2)	(82.4)	40.4	43.5	(66.7)
Interest expense (income), net	16.1	(4.4)	27.5	—	39.2
(Loss) income before income tax benefit and loss from equity method investment	(84.3)	(78.0)	12.9	43.5	(105.9)
Income tax benefit	(27.3)	(22.4)	(5.3)	—	(55.0)
Loss from equity method investment	—	—	1.5	—	1.5
Net (loss) income	(57.0)	(55.6)	16.7	43.5	(52.4)
Less: Net income attributable to noncontrolling interests	—	—	4.6	—	4.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(57.0)	$(55.6)	$12.1	$43.5	$(57.0)
Comprehensive (loss) income	$(54.6)	$(56.9)	$20.4	$41.1	$(50.0)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.6	—	4.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(54.6)	$(56.9)	$15.8	$41.1	$(54.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$269.8	$585.3	$—	$855.1
Equity in earnings of subsidiaries	27.6	38.5	—	(66.1)	—
Other income, net	—	2.4	0.1	—	2.5
Total revenues	27.6	310.7	585.4	(66.1)	857.6
Costs and operating expenses
Cost of products sold and operating expenses	—	226.4	488.4	—	714.8
Selling, general and administrative expenses	5.5	24.6	12.3	—	42.4
Depreciation, depletion and amortization	—	20.6	26.7	—	47.3
Total costs and operating expenses	5.5	271.6	527.4	—	804.5
Operating income	22.1	39.1	58.0	(66.1)	53.1
Interest expense (income), net	19.1	(7.5)	16.3	—	27.9
Income before income tax (benefit) expense and loss from equity method investment	3.0	46.6	41.7	(66.1)	25.2
Income tax (benefit) expense	(4.8)	9.9	0.8	—	5.9
Loss from equity method investment	—	—	0.2	—	0.2
Net income	7.8	36.7	40.7	(66.1)	19.1
Less: Net income attributable to noncontrolling interests	—	—	11.3	—	11.3
Net income attributable to SunCoke Energy, Inc.	$7.8	$36.7	$29.4	$(66.1)	$7.8
Comprehensive income	$3.4	$35.6	$37.3	$(61.6)	$14.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.3	—	11.3
Comprehensive income attributable to SunCoke Energy, Inc.	$3.4	$35.6	$26.0	$(61.6)	$3.4

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$140.5	$63.9	$—	$204.4
Receivables	—	27.3	43.0	—	70.3
Inventories	—	47.8	92.6	—	140.4
Income taxes receivable	64.5	—	20.9	(85.4)	—
Deferred income taxes	14.2	11.8	0.8	(14.2)	12.6
Other current assets	—	3.9	1.8	—	5.7
Advances to affiliate	13.3	85.9	—	(99.2)	—
Interest receivable from affiliate	—	3.6	—	(3.6)	—
Total current assets	92.0	320.8	223.0	(202.4)	433.4
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	58.5	—	58.5
Properties, plants and equipment, net	—	422.9	1,076.4	—	1,499.3
Lease and mineral rights, net	—	18.7	—	—	18.7
Goodwill and other intangible assets, net	—	3.4	15.5	—	18.9
Deferred charges and other assets	6.3	25.0	16.1	—	47.4
Investment in subsidiaries	733.4	516.4	—	(1,249.8)	—
Total assets	$831.7	$1,396.2	$1,730.5	$(1,841.2)	$2,117.2
Liabilities and Equity
Advances from affiliate	$—	$13.3	$85.9	$(99.2)	$—
Accounts payable	—	35.4	86.4	—	121.8
Accrued liabilities	—	35.3	17.0	—	52.3
Short-term debt, including current portion of long-term debt	—	—	13.0	—	13.0
Interest payable	7.6	—	7.3	—	14.9
Interest payable to affiliate	—	—	3.6	(3.6)	—
Income taxes payable	—	88.7	—	(85.4)	3.3
Total current liabilities	7.6	172.7	213.2	(188.2)	205.3
Long-term debt	240.0	—	412.5	—	652.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.2	—	—	32.2
Retirement benefit liabilities	—	34.5	—	—	34.5
Deferred income taxes	—	317.3	2.8	(14.2)	305.9
Asset retirement obligations	—	15.9	2.5	—	18.4
Other deferred credits and liabilities	1.7	13.6	1.0	—	16.3
Total liabilities	249.3	886.2	721.0	(591.4)	1,265.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at June 30, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,289,348 shares at June 30, 2014	0.7	—	—	—	0.7
Treasury stock,1,755,355 shares at June 30, 2014	(30.0)	—	—	—	(30.0)
Additional paid-in capital	536.6	167.9	535.7	(703.6)	536.6
Accumulated other comprehensive (loss) income	(11.7)	(3.9)	(7.8)	11.7	(11.7)
Retained earnings	86.8	346.0	211.9	(557.9)	86.8
Total SunCoke Energy, Inc. stockholders’ equity	582.4	510.0	739.8	(1,249.8)	582.4
Noncontrolling interests	—	—	269.7	—	269.7
Total equity	582.4	510.0	1,009.5	(1,249.8)	852.1
Total liabilities and equity	$831.7	$1,396.2	$1,730.5	$(1,841.2)	$2,117.2

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$184.7	$48.9	$—	$233.6
Receivables	—	53.4	38.1	—	91.5
Inventories	—	44.1	91.2	—	135.3
Income tax receivable	39.9	—	13.4	(46.7)	6.6
Advances to affiliates	48.2	33.6	—	(81.8)	—
Deferred income taxes	9.4	11.8	0.8	(9.4)	12.6
Other current assets	—	1.3	1.0	—	2.3
Interest receivable from affiliate	—	7.3	—	(7.3)	—
Total current assets	97.5	336.2	193.4	(145.2)	481.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0		41.0
Equity method investment in VISA SunCoke Limited	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	500.9	1,043.2	—	1,544.1
Lease and mineral rights, net	—	52.8	—	—	52.8
Goodwill and other intangible assets, net	—	9.4	16.0	—	25.4
Deferred charges and other assets	11.7	20.5	9.7	—	41.9
Investment in Subsidiaries	963.3	723.8	—	(1,687.1)	—
Total assets	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9
Liabilities and Equity
Advances from affiliate	$—	$48.2	$33.6	$(81.8)	$—
Accounts payable	—	48.8	105.5	—	154.3
Accrued liabilities	0.5	52.6	16.4	—	69.5
Short-term debt, including current portion of long-term debt	1.0	—	40.0	—	41.0
Interest payable	13.6	—	4.6	—	18.2
Interest payable to affiliate	—	—	7.3	(7.3)	—
Income taxes payable	—	46.7	—	(46.7)	—
Total current liabilities	15.1	196.3	207.4	(135.8)	283.0
Long term-debt	498.4	—	149.7	—	648.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	34.8	—	—	34.8
Deferred income taxes	—	383.9	2.1	(9.4)	376.6
Asset retirement obligations	—	15.5	2.4	—	17.9
Other deferred credits and liabilities	1.6	16.6	0.6	—	18.8
Total liabilities	515.1	979.5	451.2	(534.2)	1,411.6
Equity					—
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,636,785 shares at December 31, 2013	0.7	—	—	—	0.7
Treasury Stock, 1,255,355 shares at December 31, 2013	(19.9)	—	—	—	(19.9)
Additional paid-in capital	446.9	354.2	745.6	(1,099.8)	446.9
Accumulated other comprehensive loss	(14.1)	(2.7)	(11.4)	14.1	(14.1)
Retained earnings	143.8	401.6	199.8	(601.4)	143.8
Total SunCoke Energy, Inc. stockholders’ equity	557.4	753.1	934.0	(1,687.1)	557.4
Noncontrolling interests	—	—	274.9	—	274.9
Total equity	557.4	753.1	1,208.9	(1,687.1)	832.3
Total liabilities and equity	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(57.0)	$(55.6)	$16.7	$43.5	(52.4)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset and goodwill impairment	—	103.1	—	—	103.1
Depreciation, depletion and amortization	—	21.4	36.2	—	57.6
Deferred income tax (benefit) expense	(4.8)	(65.8)	0.7	—	(69.9)
Payments in excess of expense for retirement plans	—	(0.5)	—	—	(0.5)
Share-based compensation expense	5.3	—	—	—	5.3
Excess tax benefit from share-based awards	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	1.5	—	1.5
Loss on extinguishment of debt	—	—	15.4	—	15.4
Equity in earnings of subsidiaries	61.3	(17.8)	—	(43.5)	—
Changes in working capital pertaining to operating activities:
Receivables	—	26.1	(4.9)	—	21.2
Inventories	—	(3.7)	(1.4)	—	(5.1)
Accounts payable	0.1	(13.5)	(19.1)	—	(32.5)
Accrued liabilities	(0.6)	(17.2)	0.6	—	(17.2)
Interest payable	(6.0)	3.7	(1.0)	—	(3.3)
Income taxes	(24.4)	42.0	(7.5)	—	10.1
Other	5.5	(9.5)	(3.8)	—	(7.8)
Net cash (used in) provided by operating activities	(20.8)	12.7	33.4	—	25.3
Cash Flows from Investing Activities:
Capital expenditures	—	(8.6)	(69.2)	—	(77.8)
Net cash used in investing activities	—	(8.6)	(69.2)	—	(77.8)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	88.7	—	88.7
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	(0.2)	—	(271.3)	—	(271.5)
Debt issuance cost	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayment of revolving facility	—	—	(72.0)	—	(72.0)
Cash distribution to noncontrolling interests	—	—	(14.8)	—	(14.8)
Shares repurchased	(10.1)	—	—	—	(10.1)
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Excess tax benefit from share-based awards	0.2	—	—	—	0.2
Net increase (decrease) in advances from affiliate	30.4	(48.3)	17.9	—	—
Net cash provided by (used in) financing activities	20.8	(48.3)	50.8	—	23.3
Net (decrease) increase in cash and cash equivalents	—	(44.2)	15.0	—	(29.2)
Cash and cash equivalents at beginning of period	—	184.7	48.9	—	233.6
Cash and cash equivalents at end of period	$—	$140.5	$63.9	$—	$204.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income	$7.8	$36.7	$40.7	$(66.1)	$19.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	—	20.6	26.7	—	47.3
Deferred income tax expense	—	3.4	—	—	3.4
Payments in excess of expense for retirement plans	—	(0.9)	—	—	(0.9)
Share-based compensation expense	3.6	—	—	—	3.6
Equity in earnings of subsidiaries	(27.6)	(38.5)	—	66.1	—
Loss from equity method investment	—	—	0.2	—	0.2
Changes in working capital pertaining to operating activities:
Receivables	—	1.6	8.9	—	10.5
Inventories	—	11.4	10.1	—	21.5
Accounts payable	(0.5)	0.4	6.5	—	6.4
Accrued liabilities	(0.2)	(1.5)	(14.5)	—	(16.2)
Interest payable	(2.1)	(3.6)	8.4	—	2.7
Income taxes	(10.0)	13.3	(9.2)	—	(5.9)
Other	10.4	(3.4)	(9.7)	—	(2.7)
Net cash (used in) provided by operating activities	(18.6)	39.5	68.1	—	89.0
Cash Flows from Investing Activities:
Capital expenditures	—	(14.4)	(47.0)	—	(61.4)
Equity method investment in VISA SunCoke Limited	—	—	(67.7)	—	(67.7)
Net cash used in investing activities	—	(14.4)	(114.7)	—	(129.1)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Debt issuance costs	(0.7)	—	(5.3)	—	(6.0)
Cash distributions to noncontrolling interests	—	—	(6.3)	—	(6.3)
Shares repurchased	(2.4)	—	—	—	(2.4)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Net increase (decrease) in advances from affiliate	20.8	(24.5)	3.7	—	—
Net cash provided by (used in) financing activities	18.6	(24.5)	154.9	—	149.0
Net increase in cash and cash equivalents	—	0.6	108.3	—	108.9
Cash and cash equivalents at beginning of period	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of period	$—	$207.5	$140.6	$—	$348.1

17. Subsequent Events
On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business. These actions were taken as part of the Company’s strategic evaluation of the coal mining business and realignment of the Company’s businesses and priorities. The Company expects that the sale, or other disposition, of the Company’s coal mining business will occur in 2014. Concurrent with this approval, the coal mining operations will be reflected as discontinued operations in the Company’s consolidated financial statements. Summarized below are the major classes of assets and liabilities within our coal business:

June 30, 2014
(Unaudited)
Inventories	$22.8
Properties, plant and equipment, net	38.3
Lease and mineral rights, net	18.7
Accrual for black lung benefits	25.3
Retirement benefit liabilities	18.9
Asset retirement obligations	10.9
Other liabilities, net	17.1
Equity	7.6
In connection with these actions, the Company currently estimates that it will incur total pre-tax exit and disposal costs in the range of $10 million to $13 million, including employee separation and retention costs for certain key management employees of approximately $1 million to $2 million and contract termination and other exit and disposal costs of approximately $9 million to $11 million. The Company expects to record the majority of exit and disposal costs during the third and fourth quarters of 2014, of which $10 million to $12 million are anticipated to result in cash expenditures. The foregoing are estimates only. Actual costs relating to these actions will not be known until the Company has finalized the sale/disposition plan.
Further, as a result of current market conditions the Company may curtail coal production. The Company may restructure its mining plan and idle certain mines in the third and fourth quarter of 2014. At this time, the Company is unable in good faith to make a final determination of an estimate with respect to the charges related to such potential actions. Any such charges could result in future cash expenditures.

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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. We completed the initial public offering of the Partnership on January 24, 2013. As of June 30, 2014, we owned the general partner of the partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 54.1 percent limited partner interest in the Partnership. The remaining 43.9 percent interest in the Partnership was held by public unitholders.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements:

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
Our business strategy has evolved to include the expansion of our operations into adjacent business lines within the steelmaking value chain. During 2013, we expanded our operations into coal handling and blending services through two acquisitions. On August 30, 2013, the Partnership completed its acquisition of Lakeshore Coal Handling Corporation ("Lake Terminal"). Located in East Chicago, Indiana, Lake Terminal provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. On October 1, 2013, the Partnership acquired Kanawha River Terminals ("KRT"). KRT is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through its operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead derive our revenue by providing coal handling and blending services to our customers on a per ton basis. Our coal blending and handling services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). We received a favorable IRS private letter ruling for DRI in the second quarter of 2014. Concentrating and pelletizing are processes that prepare iron ore for use in a blast furnace as part of the integrated steelmaking process and result in a more efficient blast furnace steelmaking process. The current capacity for both concentrating and pelletizing of iron ore in the U.S. and Canada is in excess of 230 million tons and we believe acquisitions of existing facilities could potentially provide an attractive avenue for growth. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces ("EAF"). The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. DRI is successfully manufactured in various parts of the world through either natural gas or coal-based technology. Currently, there is only one DRI operation in the U.S., but we believe demand for additional DRI capacity in the U.S. may grow by approximately 5 million tons, driven in part by the available supply of low cost natural gas as a reducing agent.
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
Recent Developments

•	Cokemaking Drop-Downs to our master limited partnership and related financing transactions.
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for total consideration of $365.0 million (the "Drop-Down"). As of June 30, 2014, SunCoke Energy owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 54.1 percent limited partner interest in the Partnership. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements. Prior to the Drop-Down, SunCoke Energy owned the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and owned a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership was held by public unitholders.
Total consideration received for the Drop-Down included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests. In addition, the Partnership assumed and repaid approximately $271.3 million of our outstanding debt and other liabilities, including a market premium of $11.4 million to complete the tender of the senior unsecured notes. The remaining $10.4 million of consideration consisted of a $3.4 million cash payment from the Partnership as well as $7.0 million withheld by the Partnership to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill.
In conjunction with the Drop-Down, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest will be paid to noteholders on August 1, 2014.
The Consolidated Statement of Operations included $17.4 million of costs related to the Drop-Down, including an $11.4 million market premium to complete the tender of the senior unsecured notes, $4.0 million of debt extinguishment costs, $1.7 million of transaction costs and $0.3 million of incremental interest expense related to the notes issuance.
Coal Impairment
During the second quarter of 2014, the Company solicited bids related to the potential sale of its coal mining operations. Due to the level of interest observed in the market, the Company concluded that it was more-likely-than-not that the assets would be sold, but the asset group had not met the criteria to be classified as held-for-sale as of the balance sheet date. Due to the likely disposition of the assets as well as projected losses resulting from the weakening coal market, the Company evaluated the recoverability of its long-lived asset group. The Company performed a probability-weighted undiscounted cash flows analysis which indicated that the carrying value of the asset group was not recoverable. As such, the Company recorded a pre-tax impairment charge of $97.1 million in its coal mining segment to write down the long-lived assets to their estimated fair value.  The fair value was determined based on estimated discounted cash flows from the coal mining assets, which reflected the weakness in the coal market and were considered Level 3 inputs in the fair value hierarchy. Various third party offers for the assets were considered and were also included in the Company's assessment of the fair value of the assets. In previous analyses, based upon the business plan and market expectations of coal prices at that time, the carrying value was recoverable and was substantially in excess of the undiscounted cash flows.  Recent changes in market conditions, specifically decreased coal sales price expectations, were included in our current asset impairment analysis.

As a result of the likely sale of the business, the weakening coal market and the long-lived asset impairment discussed above, the Company also performed a goodwill impairment analysis as of June 30, 2014 for the coal mining reporting unit. This analysis concluded the fair value of the reporting unit, based on a discounted cash flows analysis, was less than the carrying amount. As a result, the Company recorded a $6.0 million pre-tax impairment of the entire goodwill balance within the coal mining segment.
The total pre-tax non-cash impairment charge of $103.1 million was recorded in asset and goodwill impairment in the Consolidated Statement of Operations.

•	Coal Assets Held for Sale
On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business. These actions were taken as part of the Company’s strategic evaluation of the coal mining business and realignment of the Company’s businesses and priorities. The Company expects that the sale, or other disposition, of the Company’s coal mining business will occur in 2014. Concurrent with this approval, the coal mining operations will be reflected as discontinued operations in the Company’s consolidated financial statements.
In connection with these actions, the Company currently estimates that it will incur total pre-tax exit and disposal costs in the range of $10 million to $13 million, including employee separation and retention costs for certain key management employees of approximately $1 million to $2 million and contract termination and other exit and disposal costs of approximately $9 million to $11 million. The Company expects to record the majority of exit and disposal costs during the third and fourth quarters of 2014, of which $10 million to $12 million are anticipated to result in cash expenditures. The foregoing are estimates only. Actual costs relating to these actions will not be known until the Company has finalized the sale/disposition plan.
Further, as a result of current market conditions the Company may curtail coal production. The Company may restructure its mining plan and idle certain mines in the third and fourth quarter of 2014. At this time, the Company is unable in good faith to make a final determination of an estimate with respect to the charges related to such potential actions. Any such charges could result in future cash expenditures.
Second Quarter Key Financial Results

•
Revenues decreased 7.8 percent in the three months ended June 30, 2014 to $372.2 million primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. Revenue in our Coal Mining segment decreased due primarily to a $15.54 decline in coal sales price per ton.

•
Net income attributable to stockholders decreased $54.9 million for the three months ended June 30, 2014, to a loss of $49.2 million, or a loss of $0.71 per share, compared with the three months ended June 30, 2013. Solid cokemaking operations and the addition of the coal logistics operations were offset by the following items:

◦	asset and goodwill impairment in our coal segment of $103.1 million;

◦	incremental transaction and financing costs associated with the Drop-Down of $17.4 million; and

◦	higher depreciation primarily related to a change in the estimated useful lives of certain assets at the Indiana Harbor facility.

•
Adjusted EBITDA was $60.5 million in the three months ended June 30, 2014 compared to $52.4 million in the same period prior year, an increase of $8.1 million. This increase was primarily driven by a $3.0 million increase in Domestic Coke Adjusted EBITDA and the inclusion of the Coal Logistics segment Adjusted EBITDA of $5.0 million.

Items Impacting Comparability

•
Coal Logistics. On August 30, and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired operations have been included in the Consolidated Financial Statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $15.2 million, of which $4.5 million were intercompany revenues, and $28.1 million, of which $8.7 million were intercompany revenues, for the three and six months ended June 30, 2014, respectively, and Adjusted EBITDA of $5.0 million and $7.1 million and Adjusted EBITDA per ton handled of $0.89 and $0.71 for the three and six months ended June 30, 2014, respectively.

•
Indiana Harbor Cokemaking Operations. During 2011, in preparation for negotiation of the extension of the Company's existing coke sales agreement, we conducted an engineering study to identify major refurbishment projects necessary to preserve the production capacity of the facility. As a result of higher than anticipated costs to refurbish ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we have spent or committed a total of approximately $105 million on this refurbishment project, $101 million of which has been spent since project inception. We completed this oven refurbishment in the first quarter and expect the installation of new equipment (i.e. pusher-charger machines) will be completed in the second half of 2014. We revised the useful lives of certain assets associated with the refurbishment project and our original estimate of additional depreciation was $13.1 million, of which $9.5 million, or $0.14 per common share, was recorded in 2013. In the first quarter of 2014, we determined that additional assets would be retired as part of the project and now estimate that we will record additional depreciation totaling $21.8 million. During three and six months ended June 30, 2014, respectively, we recorded $3.1 million, or $0.04 per share, and $4.5 million, or $0.06 per share, of additional depreciation. The total full year impact of additional depreciation is anticipated to be approximately $12.3 million, or $0.18 per common share in 2014.
In the first quarter of 2014, as a result of the refurbishment project work, we identified that approximately 30 percent of our ovens required a complete replacement of their oven floors and sole flues. We anticipate spending approximately $16 million in ongoing capital expenditures in connection with this refurbishment work, which we now anticipate completing in 2015. We revised the estimated useful life of certain assets being replaced as part of this project, which resulted in additional depreciation of $1.3 million, or $0.02 per common share, and $5.5 million, or $0.08 per common share, for the three and six months ended June 30, 2014. The full year impact of additional depreciation is anticipated to be approximately $7.7 million, or $0.11 per common share.
Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed, which increased Adjusted EBITDA $3.4 million and $6.0 million during the three and six months ended June 30, 2014, respectively, compared to the same period in the prior year. Our customer began a blast furnace outage in the second quarter of 2014, which will result in deferred payment terms for a portion of our July shipments. We expect to begin realizing the full benefits of the refurbishment project in the third quarter of 2014.

•
Interest expense, net. Interest expense, net was $27.1 million and $12.1 million for the three months ended June 30, 2014 and 2013, respectively, and $39.2 million and $27.9 million for the six months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 was impacted by debt extinguishment costs of $15.4 million, which includes an $11.4 million market premium to tender the senior notes. The first quarter of 2013 was impacted by debt restructuring costs of $3.7 million related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as the issuance of $150.0 million of senior notes by the Partnership.

In addition, interest expense, net during the six months ended June 30, 2014 included $1.6 million of interest capitalized in connection with the environmental remediation project at Haverhill. In the six months ended June 30, 2013, capitalized interest amounted to $0.3 million.

•
India Equity Method Investment. On March 18, 2013, we acquired a 49 percent interest in a joint venture, VISA SunCoke, located in Odisha, India, with VISA Steel. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. We recorded a loss from equity method investment of $0.9 million and $1.5 million in the three and six months ended June 30, 2014, respectively, compared to a loss of $0.2 million for both the three and six months ended June 30, 2013, respectively. Our 49 percent share of Adjusted EBITDA was a loss of $0.5 million and $0.4 million in the three and six months ended June 30, 2014, respectively, and earnings of $0.8 million in both the three and six months ended June 30, 2013, respectively.

•
Noncontrolling Interest. Income attributable to noncontrolling interest was $0.6 million and $7.0 million for the three months ended June 30, 2014 and 2013, respectively, and was $4.6 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively. These decreases were primarily the result of financing costs and debt extinguishment costs recorded at the Partnership related to the Drop-Down, partially offset by the Partnership's increased ownership interest in Haverhill and Middletown from 65 percent to 98 percent during the second quarter.

•	Coal Impairment. As previously discussed, during 2014, the Company recorded an asset and goodwill impairment charge related to our coal mining assets of $103.1 million, or $51.0 million net of taxes.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$371.7	$403.6	$729.7	$855.1
Other income	0.5	0.1	2.1	2.5
Total revenues	372.2	403.7	731.8	857.6
Costs and operating expenses
Cost of products sold and operating expenses	290.0	332.4	594.0	714.8
Selling, general and administrative expenses	21.9	21.8	43.8	42.4
Depreciation, depletion and amortization	28.6	23.4	57.6	47.3
Asset and goodwill impairment	103.1	—	103.1	—
Total costs and operating expenses	443.6	377.6	798.5	804.5
Operating (loss) income	(71.4)	26.1	(66.7)	53.1
Interest expense, net	27.1	12.1	39.2	27.9
(Loss) income before income tax (benefit) expense and loss from equity method investment	(98.5)	14.0	(105.9)	25.2
Income tax (benefit) expense	(50.8)	1.1	(55.0)	5.9
Loss from equity method investment	0.9	0.2	1.5	0.2
Net (loss) income	(48.6)	12.7	(52.4)	19.1
Less: Net income attributable to noncontrolling interests	0.6	7.0	4.6	11.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(49.2)	$5.7	$(57.0)	$7.8
Revenues. Total revenues, net of sales discounts, were $372.2 million and $403.7 million for the three months ended June 30, 2014 and 2013, respectively, and $731.8 million and $857.6 million for the six months ended June 30, 2014 and 2013, respectively. The decreases were due primarily to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. The six-month period also includes the impact of severe weather on production and yields across our Domestic Coke fleet as well as the impact of operational inefficiencies caused by the refurbishment project at the Indiana Harbor facility. In addition, a decline in coal sales prices in our Coal Mining segment, contributed to the reduction in total revenues. The three and six months ended June 30, 2014 included $10.7 million and $19.4 million, respectively, of revenue from the Coal Logistics business.
Costs and Operating Expenses. Total operating expenses were $443.6 million and $377.6 million for the three months ended June 30, 2014 and 2013, respectively, and $798.5 million and $804.5 million for the six months ended June 30, 2014 and 2013, respectively. The 2014 periods include an asset and goodwill impairment of $97.1 million and $6.0 million, respectively. Excluding these charges, the decrease in cost of products sold and operating expenses was driven primarily by reduced coal costs in our Domestic Coke segment partly offset by higher repair and maintenance costs. The six-month period also includes the incremental operating expenses associated with the severe winter weather in the first quarter. In addition, costs and operating expenses in the Coal Mining segment decreased in the current year due to the continued benefit of prior year's cost containment initiatives and investments in mine planning, equipment and training. The three and six months ended June 30, 2014 included $7.5 million and $15.9 million, respectively, of costs and operating expenses for Coal Logistics.
Interest Expense, Net. Interest expense, net was $27.1 million and $12.1 million for the three months ended June 30, 2014 and 2013, respectively, and $39.2 million and $27.9 million for the six months ended June 30, 2014 and 2013, respectively. Comparability between periods was impacted by the financing activities previously discussed.
Income Taxes. We recorded an income tax benefit of $50.8 million in the three months ended June 30, 2014 compared to income tax expense of $1.1 million for the corresponding period of 2013. We recorded an income tax benefit of $55.0 million in the six months ended June 30, 2014 compared to income tax expense of $5.9 million for the corresponding period of 2013. The decrease was due primarily to lower overall earnings, specifically the asset and goodwill impairment in the Coal Mining segment, as well as higher earnings attributable to noncontrolling interests resulting from the Partnership offering in January 2013 and subsequent Drop-Down in May 2014.

Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. In the three months ended June 30, 2014 and 2013, we recognized a loss from equity method investment of $0.9 million and $0.2 million and $1.5 million and $0.2 million in the six months ended June 30, 2014 and 2013, respectively. Performance in the period was affected by a weak coke pricing environment due to the impact of Chinese coke imports.
Noncontrolling Interest. Income attributable to noncontrolling interest was $0.6 million and $7.0 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively. Comparability between periods is impacted by the Drop-Down activities previously discussed.
Results of Reportable Business Segments
We report our business results through five segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia, East Chicago, Indiana, Franklin Furnace, Ohio, Granite City, Illinois, and Middletown, Ohio, respectively;

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with VISA Steel in Odisha, India;

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia;

•	Coal Logistics consists of our coal handling and blending services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; and Catlettsburg, Kentucky.
Management believes Adjusted EBITDA is an important measure of operating performance and is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). See “Non-GAAP Financial Measures” near the end of this Item.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$344.5	$375.8	$678.0	$804.0
Brazil Coke	9.0	8.0	18.3	17.7
Coal Mining	7.5	19.8	14.0	33.4
Coal Mining intersegment sales	35.4	32.9	69.3	65.1
Coal Logistics	10.7	—	19.4	—
Coal Logistics intersegment sales	4.5	—	8.7	—
Elimination of intersegment sales	(39.9)	(32.9)	(78.0)	(65.1)
Total	$371.7	$403.6	$729.7	$855.1
Adjusted EBITDA (1):
Domestic Coke	$64.3	$61.3	$111.1	$122.4
Brazil Coke	2.5	1.6	4.2	3.2
India Coke	(0.5)	0.8	(0.4)	0.8
Coal Mining	(1.2)	(2.6)	(9.2)	(7.2)
Coal Logistics	5.0	—	7.1	—
Corporate and Other	(9.6)	(8.7)	(18.7)	(14.5)
Total	$60.5	$52.4	$94.1	$104.7
Coke Operating Data:
Domestic Coke capacity utilization (%)	100	102	95	101
Domestic Coke production volumes (thousands of tons)	1,059	1,081	2,003	2,132
Domestic Coke sales volumes (thousands of tons)(2)	1,059	1,074	2,007	2,132
Domestic Coke Adjusted EBITDA per ton(3)	$60.72	$57.08	$55.36	$57.41
Brazilian Coke production—operated facility (thousands of tons)	413	217	665	433
Indian Coke sales (thousands of tons)(4)	85	26	207	26
Coal Operating Data(5):
Coal sales volumes (thousands of tons):
Internal use	340	281	667	558
Third parties	79	176	150	272
Total	419	457	817	830
Coal production (thousands of tons)	336	367	642	716
Purchased coal (thousands of tons)	139	91	230	109
Coal sales price per ton (excludes transportation costs)(6)	$98.64	$114.18	$98.83	$117.33
Coal cash production cost per ton(7)	$112.93	$117.36	$115.48	$121.96
Purchased coal cost per ton(8)	$101.24	$109.34	$102.75	$107.32
Total coal production cost per ton(9)	$113.23	$127.49	$121.20	$133.36
Coal Logistics Operating Data:
Tons handled (thousands of tons)	5,605	$—	9,964	$—
Coal Logistics Adjusted EBITDA per ton handled(10)	$0.89	$—	$0.71	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Excludes 22 thousand tons of cosigned coke sales in the six months ended June 30, 2013.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Includes production from Company and contract-operated mines.

(6)
Includes sales to affiliates. The transfer price per ton to our Jewell cokemaking facility was $102.00 for both the three and six months ended June 30, 2014 and $114.20 for both the three and six months ended June 30, 2013, respectively.

(7)	Mining and preparation costs, excluding depreciation, depletion and amortization, divided by coal production volume.

(8)	Costs of purchased raw coal divided by purchased coal volume.

(9)
Cost of mining and preparation costs, purchased raw coal costs, and depreciation, depletion and amortization divided by coal sales volume. Depreciation, depletion and amortization per ton were $12.89 and $11.68 for the three months ended June 30, 2014 and 2013, respectively, and $13.10 and $12.45 for the six months ended June 30, 2014 and 2013, respectively.

(10)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $31.3 million, or 8.3 percent, to $344.5 million for the three months ended June 30, 2014 compared to $375.8 million for the three months ended June 30, 2013. The decrease was mainly due to the pass-through of lower coal prices, which contributed $35.8 million to the decrease. Lower overall volumes of 15 thousand tons further decreased revenues by $9.0 million. These decreases were partly offset by $3.4 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Higher reimbursable operating and maintenance costs also increased revenues $7.1 million. The remaining increase of $3.0 million was primarily related to sales discounts given in the prior year.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $3.0 million, or 4.9 percent, to $64.3 million for the three months ended June 30, 2014 compared to $61.3 million in the same period of 2013. This increased Adjusted EBITDA is the result of $3.4 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Additionally, improved coal-to-coke yields increased Adjusted EBITDA by $1.9 million over the same period of the prior year. These increases were partially offset by decreases of $2.3 million, primarily related to lower volumes and higher unreimbursed repair and maintenance costs.
Depreciation and amortization expense, which was not included in segment profitability, increased $3.2 million to $20.6 million in the three months ended June 30, 2014 compared to $17.4 million in the same period of 2013, primarily due to accelerated depreciation taken at our Indiana Harbor facility. We revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $4.4 million, or $0.06 per share, during the three months ended June 30, 2014 and $3.1 million, or $0.04 per share, during the three months ended June 30, 2013.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $1.0 million, or 12.5 percent, to $9.0 million for the three months ended June 30, 2014 compared to $8.0 million for the same period of 2013. While volumes increased by 196 thousand tons, revenues stayed fairly consistent due to the minimum guarantee fee arrangement that we have with our customer.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $0.9 million, or 56.3 percent, to $2.5 million for the three months ended June 30, 2014 as compared to $1.6 million for the same period of 2013. Volumes increased by 196 thousand tons driving the increase in Adjusted EBITDA.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our share of Adjusted EBITDA decreased during the three months ended June 30, 2014 by $1.3 million to losses of $0.5 million from earnings of $0.8 million during the same period in the prior year. Performance in the period continued to be affected by several factors including a weak coke pricing environment due to increased Chinese coke imports, which are anticipated to continue throughout 2014.

Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $9.8 million, or 18.6 percent, to $42.9 million for the three months ended June 30, 2014 compared to $52.7 million for the same period of 2013. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $15.54 to $98.64 for the three months ended June 30, 2014 compared to $114.18 for the same period of 2013. Revenues were further decreased by the decrease in volume of 38 thousand tons down to 419 thousand from 457 thousand during the same period of the prior year.
Third party sales decreased $12.3 million, or 62.1 percent to $7.5 million for the three months ended June 30, 2014 compared to $19.8 million for the same period of 2013. The decrease is primarily related to the decreased sales price of $34.60 per ton as well as lower volumes of approximately 97 thousand tons during the three months ended June 30, 2014 compared to the corresponding period of the prior year.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $2.5 million, or 7.6 percent, to $35.4 million for the three months ended June 30, 2014 compared to $32.9 million for the same period of 2013. The increase was primarily due to an increase in volume of 59 thousand tons to 340 thousand tons for the three months ended June 30, 2014 from 281 thousand tons for the same period of 2013. The increase in volume of internal sales were partially offset by a decrease in coal sales price per ton of $12.80 to $103.98 for the three months ended June 30, 2014 compared to $116.78 for the same period of 2013.
Adjusted EBITDA
Adjusted EBITDA increased $1.4 million, or 53.8 percent, to a loss of $1.2 million for the three months ended June 30, 2014 from a loss of $2.6 million for the same period in 2013. This increase in Adjusted EBITDA was the result of lower cash production costs of approximately $4 per ton as well as a favorable adjustment to contingent consideration of $4.3 million. These increases were partially offset by the unfavorable impact of the decline in average coal sales price as well as lower volumes discussed above.
Coal production costs decreased to $113.23 per ton for the three months ended June 30, 2014 from $127.49 per ton for the three months ended June 30, 2013 and coal cash production costs decreasing to $112.93 for the three months ended June 30, 2014 from $117.36 for the same period of 2013.
Depreciation and depletion expense, which was not included in segment profitability, increased $0.1 million, to $5.4 million for the three months ended June 30, 2014 compared to $5.3 million for the same period of 2013.
Coal Logistics
In the second half of 2013, we acquired two coal logistics businesses. Inclusive of intersegment sales, sales and other operating revenue on 5,605 thousand tons handled were $15.2 million and Adjusted EBITDA was $5.0 million during the three months ended June 30, 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million during the three months ended June 30, 2014.
Corporate and Other
Corporate expenses increased $0.9 million to $9.6 million for the three months ended June 30, 2014 compared to $8.7 million in the same period of 2013. The increase in corporate expense was primarily due to an increase in professional services, mainly related to the Drop-Down transaction.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $126.0 million, or 15.7 percent, to $678.0 million for the six months ended June 30, 2014 compared to $804.0 million for the six months ended June 30, 2013. The decrease was mainly due to the pass-through of lower coal prices, which contributed $102.2 million to the decrease. Lower overall volumes of 50 thousand tons, due primarily to severe winter weather during the first quarter of the year, decreased revenues by $18.8 million at our domestic cokemaking operations, excluding Indiana Harbor. Volumes at our Indiana Harbor facility decreased 75 thousand tons, lowering revenues by $36.6 million, due primarily to operational inefficiencies caused by weather and the refurbishment project in the first quarter of 2014. These decreases were partly offset by $6.0 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Higher reimbursable operating and maintenance costs of $17.6 million further offset the decrease. The remaining increase of $8.0 million primarily related to sales discounts in the prior year as well as higher energy sales in the current year due to an increase in pricing.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $11.3 million, or 9.2 percent, to $111.1 million for the six months ended June 30, 2014 compared to $122.4 million in the same period of 2013. Results for the six month period reflect the adverse impact of severe weather conditions in the first quarter of 2014 on coke volumes and coal-to-coke yields across the entire cokemaking fleet. Excluding Indiana Harbor, Domestic Coke volumes decreased 50 thousand tons as compared to the prior year period. This decrease in volumes and the impact of lower coal-to-coke yields lowered Adjusted EBITDA by $5.4 million and 5.7 million, respectively. Volumes at our Indiana Harbor facility decreased 75 thousand tons due primarily to operational inefficiencies caused by weather and the refurbishment project in the first quarter of 2014. This decrease in volumes and the impact of lower coal-to-coke yields lowered Adjusted EBITDA by $6.7 million and $0.8 million, respectively. These decreases were partially offset by the increased contractual fixed fee at Indiana Harbor, resulting in additional Adjusted EBITDA of $6.0 million. The remaining change of $1.3 million primarily related to higher energy sales due to an increase in pricing.
Depreciation and amortization expense, which was not included in segment profitability, increased $6.0 million to $41.6 million in the six months ended June 30, 2014 compared to $35.6 million in the same period of 2013, primarily due to accelerated depreciation taken at our Indiana Harbor facility. We revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $10.0 million, or $0.14 per share, during the six months ended June 30, 2014 and $7.3 million, or $0.10 per share, during the six months ended June 30, 2013.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $0.6 million, or 3.4 percent, to $18.3 million for the six months ended June 30, 2014 compared to $17.7 million for the same period of 2013. The increase in revenues was driven primarily by an increase in volume of 232 thousand tons.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $1.0 million to $4.2 million for the six months ended June 30, 2014 as compared to $3.2 million for the same period of 2013. Volumes increased by 232 thousand tons, which drove the increase in Adjusted EBITDA.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013 and as such, the six month periods are not comparable. Our share of Adjusted EBITDA during the six months ended June 30, 2014 was a loss of $0.4 million compared to income of $0.8 million during the prior year period. Performance in the period continued to be affected by several factors including a weak coke pricing environment due to increase Chinese coke imports, which are anticipated to continue throughout 2014.
Coal Mining
Sales and Other Operating Revenue
Total sales and other operating revenue, including intersegment sales, decreased by $15.2 million, or 15.4 percent, to $83.3 million for the six months ended June 30, 2014 compared to $98.5 million for the same period of 2013. The decrease in sales and other operating revenue is due to a decrease in average coal sales price per ton of $18.50 to $98.83 for the six months ended June 30, 2014 compared to $117.33 for the same period of 2013. Revenues were further decreased by the decrease in volume of 13 thousand tons, down to 817 thousand tons from 830 thousand tons during the same period of the prior year.
Third party sales decreased $19.4 million, or 58.1 percent to $14.0 million for the six months ended June 30, 2014 compared to $33.4 million for the same period of 2013. The decrease is primarily related to the decreased sales price of $42.56 as well as lower volumes of approximately 122 thousand tons during the six months ended June 30, 2014 compared to the corresponding period of the prior year.
Sales and other operating revenue is historically generated largely from sales of coal to the Jewell cokemaking facility and our other domestic cokemaking facilities. Intersegment sales increased $4.2 million, or 6.5 percent, to $69.3 million for the six months ended June 30, 2014 compared to $65.1 million for the same period of 2013. The increase was due to an increase in volume of 109 thousand tons to 667 thousand tons for the six months ended June 30, 2014 from 558 thousand tons for the same period of 2013. The increase in volume of internal sales were partially offset by a decrease in coal sales price per ton of 12.71 to 103.89 for the six months ended June 30, 2014 compared to 116.60 for the same period of 2013.
Adjusted EBITDA
Adjusted EBITDA decreased $2.0 million, or 27.8 percent, to a loss of $9.2 million for the six months ended June 30, 2014 from a loss of $7.2 million for the same period in 2013 and was unfavorably impacted by the decline in average coal sales price discussed above, partially offset by lower cash production costs of $6.48 per ton.
Coal production costs decreased to $121.20 per ton for the six months ended June 30, 2014 from $133.36 per ton for the six months ended June 30, 2013 and cash production costs decreasing to $115.48 for the six months ended June 30, 2014 from $121.96 for the same period of 2013.
Depreciation and depletion expense, which was not included in segment profitability, increased $0.4 million, to $10.7 million for the six months ended June 30, 2014 compared to $10.3 million for the same period of 2013.
Coal Logistics
In the second half of 2013, we acquired two coal logistics businesses. Inclusive of intersegment sales, sales and other operating revenue on 9,964 thousand tons handled were $28.1 million and Adjusted EBITDA was $7.1 million during the six months ended June 30, 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $3.6 million during the six months ended June 30, 2014.
Corporate and Other
Corporate expenses increased $4.2 million to $18.7 million for the six months ended June 30, 2014 compared to $14.5 million in the same period of 2013. The increase in corporate expense was primarily due to a $1.4 million severance charge related to corporate restructuring in the first quarter 2014, increased stock compensation expense of $1.7 million and $1.7 million of costs related to the Drop-Down transaction.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of June 30, 2014, on a consolidated basis, we had $204.4 million of cash and cash equivalents and $389.2 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our planned operations, including capital expenditures and stock repurchases.
In conjunction with the closing of the Drop-Down, the Partnership amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019, which is included in the consolidated borrowing capacity above.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 4.25 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. As of June 30, 2014, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On July 23, 2014, the Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which approximately 1.7 million shares have been repurchased to date.
As part of the new $150 million program, the Board has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company plans to enter into a variable term forward share repurchase agreement for an aggregate cost to the Company not to exceed $75 million. The final number of shares repurchased under such accelerated share repurchase arrangement will be based on the volume-weighted average share price of the Company’s common stock during the term of the agreement.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$25.3	$89.0
Net cash used in investing activities	(77.8)	(129.1)
Net cash provided by financing activities	23.3	149.0
Net (decrease) increase in cash and cash equivalents	$(29.2)	$108.9
Cash Flows from Operating Activities
For the six months ended June 30, 2014, net cash provided by operating activities was $25.3 million compared to $89.0 million in the corresponding period of 2013. The decrease in operating cash flow was primarily attributable to weaker operational performance due in part to severe weather in the first quarter of 2014 and a decrease in working capital largely due to timing of accounts payable and higher inventory levels.
Cash Flows from Investing Activities
Cash used in investing activities of $77.8 million decreased $51.3 million for the six months ended June 30, 2014, as compared to the corresponding period of 2013. The prior year period included expenditures of $67.7 million for our investment in the Indian joint venture. Capital expenditures were $16.4 million higher in the six months ended June 30, 2014 compared to the same period in 2013 primarily due to environmental remediation capital expenditures. For a more detailed discussion of our capital expenditures see "Capital Requirements and Expenditures" below.
Cash Flows from Financing Activities
For the six months ended June 30, 2014, net cash provided by financing activities was $23.3 million compared to $149.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Partnership paid a quarterly cash distribution of $14.8 million to public unitholders of the Partnership. On July 21, 2014, the Partnership declared a quarterly cash distribution of $.5150 per limited partner unit. The distribution will be paid on August 29, 2014, to unitholders of record on August 15, 2014.
In the second quarter of 2014, we received net proceeds of $88.7 million from the issuance of 3,220,000 common units in SunCoke Energy Partners, L.P. to common unit holders and $268.1 million from the issuance of Partnership Notes. These cash inflows were partially offset by the repayment of $271.5 million of long term debt, including a market premium of $11.4 million to complete the tender certain debt, and debt issuance costs of $5.8 million.
The remaining cash outflows of $41.4 million resulted primarily from a net repayment of the revolving facility of $32.0 million and $10.1 million of share repurchases.
During the first half of 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes, and $0.9 million from stock option exercises. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.0 million, the repurchase of shares for $2.4 million and a cash distribution to noncontrolling interest of $6.3 million.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
Ongoing capital	$30.5	$18.4
Environmental remediation capital	24.7	7.7
Expansion capital(1):
Indiana Harbor	20.6	34.6
Coal Mining	—	0.7
Potential Kentucky Facility	2.0	—
Total	$77.8	$61.4

(1)	Excludes the investment in VISA SunCoke
Our capital expenditures for 2014 are expected to be approximately $138 million, which excludes expenditures related to a potential new Kentucky facility. Included in our capital expenditures for 2014 are approximately $71 million of ongoing capital expenditures, which includes approximately $14 million to replace oven floors and sole flues on ovens at Indiana Harbor. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending approximately $125 million in environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. During 2012 and 2013, we spent $33 million related to these projects. During 2014, we have spent approximately $25 million and we anticipate spending approximately $17 million in remainder of the year. The remaining $50 million is expected to be spent during the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering and the Drop-Down are being used to fund $74 million of certain identified environmental remediation projects. In addition, as a part of our capital expansion, we anticipate spending approximately $25 million in 2014 to complete the refurbishment of the Indiana Harbor.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2014. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company plans to early adopt this ASU.
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
Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$46.0	$41.7	$70.3	$85.6
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	14.5	10.7	23.8	19.1
Adjusted EBITDA	60.5	52.4	94.1	104.7
Subtract:
Adjustments to unconsolidated affiliate earnings(2)	1.1	1.0	2.1	1.0
Depreciation, depletion and amortization	28.6	23.4	57.6	47.3
Interest expense, net	27.1	12.1	39.2	27.9
Income tax (benefit) expense	(50.8)	1.1	(55.0)	5.9
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits (3)	—	2.1	(0.5)	3.5
Asset and goodwill impairment	103.1		103.1
Net income	$(48.6)	$12.7	$(52.4)	$19.1

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects estimated share of interest, taxes, depreciation and amortization related to VISA SunCoke.

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions.;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our coal mining, cokemaking, and /or coal logistics operations;

•	changes in product specifications for either the coal or coke that we produce or the coals we blend, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverages available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 entitled “Commitments and Contingent Liabilities” to our Consolidated Financial Statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 related to our new coal handling business are disclosed below.
Divestitures and other significant transactions may adversely affect our business. In particular, if we are unable to realize the anticipated benefits from our current efforts to sell or otherwise dispose of our coal mining business, or are unable to conclude such sale or disposal upon favorable terms, our financial condition, results of operations or cash flows could be materially and adversely affected.
We regularly review strategic opportunities to further our business objectives, and may eliminate assets that do not meet our return-on-investment criteria. We are currently engaged in efforts to sell or otherwise dispose of our coal mining business as part of a strategic review and realignment of our businesses and priorities. If we are unable to complete such sale or other disposal upon favorable terms, or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.
The anticipated benefits of divestitures and other strategic transactions may not be realized, or may be realized more slowly than we expected. Such transactions also could result in a number of financial consequences having a material effect on our results of operations and our financial position, including: reduced cash balances and related interest income; higher fixed expenses; the incurrence of debt and contingent liabilities (including indemnification obligations); restructuring charges; loss of customers, suppliers, distributors, licensors or employees; legal, accounting and advisory fees; and one-time write-offs of large amounts.
In connection with our intended exit from the coal mining business, we will incur significant exit and disposal costs relating to employee separation and retention and contract termination, among other things. We are also recording a non-cash, pre-tax impairment charge of approximately $103 million for the write-down of coal mining assets and related goodwill. In addition, our failure to generate significant cost savings from the sale or other disposal of our coal mining business could affect our profitability adversely and weaken our competitive position. Following our exit from the coal mining business, we will be entirely dependent upon third parties for a supply of metallurgical coal adequate for the manufacture of coke at our cokemaking facilities. Our inability to acquire sufficient metallurgical coal at favorable prices, or the failure of our future suppliers to deliver metallurgical coal in accordance with our required specifications, could have a material and adverse impact on our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
	(In millions, except per share amounts)
April 1 - 30, 2014	—	$—	—	2,300,383
May 1 - 31, 2014	500,000	$20.24	500,000	1,800,383
June 1 - 30, 2014	—	$—	—	1,800,383
For the quarter ended June 30, 2014	500,000

(1)
On February 16, 2012, we reported that our Board of Directors authorized the repurchase of up to 3,500,000 shares of the Company’s common stock in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. Such authorization expires on December 31, 2015.

On July 23, 2014, the Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which approximately 1.7 million shares have been repurchased to date.
As part of the new $150 million program, the Board has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company plans to enter into a variable term forward share repurchase agreement for an aggregate cost to the Company not to exceed $75 million. The final number of shares repurchased under such accelerated share repurchase arrangement will be based on the volume-weighted average share price of the Company’s common stock during the term of the agreement.
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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 30, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	July 29, 2014	By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)