Form 10-Q
period 2014-09-30
SunCoke Energy, Inc.
filed 2014-10-28
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 24, 2014, there were 66,217,462 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$367.5	$373.1	$1,083.2	$1,194.8
Other income	0.1	0.3	1.3	2.7
Total revenues	367.6	373.4	1,084.5	1,197.5
Costs and operating expenses
Cost of products sold and operating expenses	280.6	299.7	858.9	981.0
Selling, general and administrative expenses	18.7	23.1	60.4	63.9
Depreciation and amortization expense	22.5	18.8	70.9	57.5
Asset impairment	—	—	15.1	—
Total costs and operating expenses	321.8	341.6	1,005.3	1,102.4
Operating income	45.8	31.8	79.2	95.1
Interest expense, net	11.9	12.1	51.1	40.0
Income before income tax expense and loss from equity method investment	33.9	19.7	28.1	55.1
Income tax expense	7.5	1.5	5.0	10.0
Loss from equity method investment	1.5	2.3	3.0	2.5
Income from continuing operations	24.9	15.9	20.1	42.6
Loss from discontinued operations, net of income tax benefit of $1.4 million, $0.9 million, $53.9 million and $3.5 million, respectively	(18.5)	(3.6)	(66.1)	(11.2)
Net income (loss)	6.4	12.3	(46.0)	31.4
Less: Net income attributable to noncontrolling interests	10.0	6.1	14.6	17.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(3.6)	$6.2	$(60.6)	$14.0
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic
Continuing operations	$0.21	$0.14	$0.08	$0.36
Discontinued operations	$(0.27)	$(0.05)	$(0.95)	$(0.16)
Diluted
Continuing operations	$0.21	$0.14	$0.08	$0.36
Discontinued operations	$(0.26)	$(0.05)	$(0.94)	$(0.16)
Weighted average number of common shares outstanding:
Basic	69.4	69.8	69.5	69.9
Diluted	70.4	70.0	70.4	70.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Net income (loss)	$6.4	$12.3	$(46.0)	$31.4
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively)	(0.6)	(0.5)	(1.9)	(1.5)
Currency translation adjustment	(2.4)	(10.1)	1.3	(13.5)
Comprehensive income (loss)	3.4	1.7	(46.6)	16.4
Less: Comprehensive income attributable to noncontrolling interests	10.0	6.1	14.6	17.4
Comprehensive loss attributable to SunCoke Energy, Inc.	$(6.6)	$(4.4)	$(61.2)	$(1.0)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$114.8	$233.6
Receivables	64.0	85.3
Inventories	139.2	125.7
Income tax receivable	3.2	6.6
Deferred income taxes	12.6	12.6
Other current assets	4.4	2.3
Current assets held for sale	53.6	15.8
Total current assets	391.8	481.9
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	55.6	56.8
Properties, plants and equipment, net	1,475.9	1,458.9
Goodwill and other intangible assets, net	18.7	19.4
Deferred charges and other assets	42.8	39.8
Long-term assets held for sale	—	146.1
Total assets	$2,025.8	$2,243.9
Liabilities and Equity
Accounts payable	$105.3	$138.4
Accrued liabilities	42.9	59.5
Short-term debt, including current portion of long-term debt	—	41.0
Interest payable	8.0	18.2
Current liabilities held for sale	28.2	25.9
Total current liabilities	184.4	283.0
Long-term debt	652.0	648.1
Accrual for black lung benefits	32.0	32.4
Retirement benefit liabilities	34.3	34.8
Deferred income taxes	317.4	376.6
Asset retirement obligations	12.2	11.3
Other deferred credits and liabilities	16.0	14.4
Long-term liabilities held for sale	—	11.0
Total liabilities	1,248.3	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,434,769 and 69,636,785 shares at September 30, 2014 and December 31, 2013, respectively	0.7	0.7
Treasury stock 1,755,355 shares at September 30, 2014 and 1,255,355 at December 31, 2013	(30.0)	(19.9)
Additional paid-in capital	465.4	446.9
Accumulated other comprehensive loss	(14.7)	(14.1)
Retained earnings	83.2	143.8
Total SunCoke Energy, Inc. stockholders’ equity	504.6	557.4
Noncontrolling interests	272.9	274.9
Total equity	777.5	832.3
Total liabilities and equity	$2,025.8	$2,243.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Cash Flows from Continuing Operating Activities:
Net (loss) income	$(46.0)	$31.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on discontinued operations, net of tax	66.1	11.2
Asset impairment	15.1	—
Depreciation and amortization expense	70.9	57.5
Deferred income tax (benefit) expense	(4.1)	5.2
Payments in excess of expense for retirement plans	(0.7)	(1.6)
Share-based compensation expense	7.6	5.5
Excess tax benefit from share-based awards	(0.3)	—
Loss from equity method investment	3.0	2.5
Loss on extinguishment of debt	15.4	—
Changes in working capital pertaining to operating activities:
Receivables	21.3	7.6
Inventories	(13.5)	29.9
Accounts payable	(33.1)	(2.2)
Accrued liabilities	(16.6)	(28.9)
Interest payable	(10.2)	(7.9)
Income taxes	3.7	(7.2)
Other	(4.5)	(2.2)
Net cash provided by continuing operating activities	74.1	100.8
Cash Flows from Continuing Investing Activities:
Capital expenditures	(102.5)	(87.2)
Acquisition of business	—	(28.6)
Equity method investment in VISA SunCoke Limited	—	(67.7)
Net cash used in continuing investing activities	(102.5)	(183.5)
Cash Flows from Continuing Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	90.5	237.8
Proceeds from issuance of long-term debt	268.1	150.0
Repayment of long-term debt	(276.5)	(225.0)
Debt issuance costs	(5.8)	(6.9)
Proceeds from revolving facility	40.0	—
Repayment of revolving facility	(80.0)	—
Cash distribution to noncontrolling interests	(23.4)	(12.0)
Shares repurchased	(85.1)	(10.9)
Proceeds from exercise of stock options	1.9	0.9
Excess tax benefit from share-based awards	0.3	—
Net cash (used in) provided by continuing financing activities	(70.0)	133.9
Net (decrease) increase in cash and cash equivalents from continuing operations	(98.4)	51.2
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	(15.7)	(13.2)
Cash flows from discontinued operations - investing activities	(4.7)	(8.4)
Net decrease in cash and cash equivalents from discontinued operations	(20.4)	(21.6)
Net (decrease) increase in cash and cash equivalents	(118.8)	29.6
Cash and cash equivalents at beginning of period	233.6	239.2
Cash and cash equivalents at end of period	$114.8	$268.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2013	69,636,785	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3
Net (loss) income	—	—	—	—	—	—	(60.6)	(60.6)	14.6	(46.0)
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.2 million)	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Currency translation adjustment	—	—	—	—	—	1.3	—	1.3	—	1.3
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—		—	—	90.5	90.5
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	83.7	—	—	83.7	(83.7)	—
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(23.4)	(23.4)
Share-based compensation expense	—	—	—	—	7.6	—	—	7.6	—	7.6
Excess tax benefit from share-based awards	—	—	—	—	0.3	—	—	0.3	—	0.3
Share issuances, net of shares withheld for taxes	297,984	—	—	—	1.9	—	—	1.9	—	1.9
Shares repurchased	(500,000)	—	500,000	(10.1)	(75.0)		—	(85.1)	—	(85.1)
At September 30, 2014	69,434,769	$0.7	1,755,355	$(30.0)	$465.4	$(14.7)	$83.2	$504.6	$272.9	$777.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. In March 2013, we formed a cokemaking joint venture in India called Visa SunCoke Limited (“VISA SunCoke”). In the second half of 2013, we acquired Lakeshore Coal Handling Corporation (“Lake Terminal”) and Kanawha River Terminals (“KRT”), which provide coal handling and blending services. Additionally, we own and operate coal mining operations in Virginia and West Virginia, which are reflected as discontinued operations in the Company's consolidated financial statements. See Note 2. We report our business through four segments: Domestic Coke, Brazil Coke, India Coke and Coal Logistics.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. We completed the initial public offering of the Partnership on January 24, 2013. At September 30, 2014, we owned the general partner of the partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 54.0 percent limited partner interest in the Partnership. The remaining 44.0 percent interest in the Partnership was held by public unitholders.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The results for our coal mining operations have been classified as discontinued operations for all periods presented. See Note 2. Unless otherwise specified, the information in the notes to the consolidated financial statements relates to our continuing operations.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted.

The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company early adopted this ASU during the third quarter of 2014. See Note 2.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
Labor Concentrations
The labor agreement at our Granite City cokemaking facility expired on August 31, 2014. A new labor agreement was ratified and is effective through August 31, 2017.
2. Coal Impairment Charges and Discontinued Operations
During the second quarter of 2014, as part of the Company’s strategic evaluation of the coal mining business and realignment of the Company’s businesses and priorities, the Company solicited bids related to the potential sale of its coal mining operations. Due to the level of interest observed in the market, the Company concluded that it was more-likely-than-not that the assets would be sold, but at that time the asset group did not yet meet the criteria to be classified as held for sale. Due to the probable disposition of the assets as well as projected losses resulting from the weakening coal market, the Company evaluated the recoverability of its long-lived asset group.
In the second quarter of 2014, the Company performed a probability-weighted undiscounted cash flows analysis which indicated that the carrying value of the asset group was not recoverable. As such, the Company reduced the carrying value of the long-lived assets to their estimated fair value and recorded a pre-tax impairment charge of $97.1 million. The fair value was determined based on estimated discounted cash flows from the coal mining assets, which reflected the weakness in the coal market and were considered Level 3 inputs in the fair value hierarchy. Key assumptions included (a) coal sales prices of $97 per ton to $149 per ton; (b) sales volumes of 1.6 million tons to 1.8 million tons; and (c) a 14.0 percent discount rate representing the estimated weighted average cost of capital. Various third party indicative offers for the assets were considered and were also included in the Company's assessment of the fair value of the asset group. In previous analyses, based upon the business plan and market expectations of coal prices at that time, the carrying value was recoverable and was substantially in excess of the undiscounted cash flows.  Recent changes in market conditions, specifically decreased coal sales price expectations, were included in our asset impairment analysis.
As a result of the probable sale of the business, the weakening coal market and the long-lived asset impairment discussed above, the Company also performed a goodwill impairment analysis as of June 30, 2014 for the coal mining reporting unit. This analysis concluded the fair value of the reporting unit, based on a discounted cash flows analysis, was less than the carrying amount. As a result, the Company recorded a $6.0 million pre-tax impairment of the entire goodwill balance.
On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business. The Company expects that the sale and/or other disposition of the Company’s coal mining business will occur in 2014. In conjunction with the expected sale of the coal mining business, the Company plans to enter into a long-term coal supply agreement with the buyer and may also agree to build and operate a coal preparation plant.
Concurrent with this authorization, the coal mining operations are reflected as discontinued operations and the related net assets are presented as held for sale in the Company’s consolidated financial statements. Certain legacy coal mining assets (i.e. coal preparation plant and net pension assets) and liabilities (i.e. black lung, workers' compensation and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group. These legacy assets and liabilities and related legacy costs are reported in Corporate and Other in continuing operations. The Company's coal mining business was previously reported in the Coal Mining reportable segment. The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation.
In the third quarter of 2014, the Company adjusted the carrying value of the held for sale net assets to fair value less costs to sell which resulted in a $16.4 million pre-tax impairment charge and related valuation allowance against the held for sale net assets. The valuation impairment charge of $16.4 million and related $6.4 million tax benefit were recorded in loss from discontinued operations, net of tax on the Consolidated Statement of Operations. This charge was in addition to the $88.0 million asset and goodwill impairment and related $44.5 million tax benefit recorded during the second quarter of 2014 related to coal assets now classified as held for sale. The remaining impairment charge recorded during the second quarter of 2014 on assets expected to be retained of $15.1 million remains included in asset impairment with a corresponding tax benefit of $7.6 million included in income tax expense on the Consolidated Statement of Operations and were included in income from continuing operations.
The Company currently estimates that it will incur total pre-tax exit and disposal costs during the fourth quarter in the range of $10 million to $15 million, of which $10 million to $14 million are anticipated to result in cash expenditures, including employee separation and retention costs for certain key management employees of approximately $1 million to $2 million and contract termination and other exit and disposal costs of approximately $9 million to $13 million. The Company has recorded $0.6 million of these exit and disposal costs to date in loss from discontinued operations, net of income tax benefit on the Consolidated Statement of Operations. The Company expects to record the remaining costs during the fourth quarter of 2014. The foregoing are estimates only and total actual costs relating to these actions will be recorded when the Company has finalized the sale/disposition plan.
In the event that a sale of the coal business does not occur, the Company will evaluate the various restructuring options to rationalize coal production over the near term and/or potentially cease coal production. At this time, the Company is unable in good faith to make a determination of an estimate with respect to the charges related to such potential actions. Any such charges could result in future cash expenditures.
Summarized below is the major financial information of our coal business presented as held for sale on our Consolidated Balance Sheet:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions)
Assets
Receivables	$5.4	$6.2
Inventories	12.9	9.6
Properties, plants and equipment, net	29.3	—
Lease and mineral rights, net	18.6	—
Other current assets	3.8	—
Valuation allowance	(16.4)	—
Total current assets held for sale	53.6	15.8
Properties, plants and equipment, net	—	85.2
Lease and mineral rights, net	—	52.8
Goodwill and other intangible assets, net	—	6.0
Other assets	—	2.1
Total assets held for sale	$53.6	$161.9
Liabilities
Accounts payable	$11.4	$15.9
Accrued liabilities	10.3	10.0
Asset retirement obligations	6.5	—
Total current liabilities held for sale	28.2	25.9
Asset retirement obligations	—	6.5
Other deferred credits and liabilities	—	4.5
Total liabilities held for sale	$28.2	$36.9

Summarized below is the major financial information of our coal business presented as discontinued operations in our Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in millions)
	2014	2013	2014	2013
Revenues
Total revenues	$9.4	$17.0	$24.3	$50.5
Costs and operating expenses
Cost of products sold and operating expenses	12.0	16.8	27.8	50.2
Selling, general and administrative expenses	0.6	0.2	2.5	2.0
Depreciation, depletion and amortization	0.3	4.5	9.6	13.0
Asset and goodwill impairment	16.4	—	104.4	—
Pre-tax loss from discontinued operations	(19.9)	(4.5)	(120.0)	(14.7)
Income tax benefit	1.4	0.9	53.9	3.5
Loss from discontinued operations, net of tax	$(18.5)	$(3.6)	$(66.1)	$(11.2)
3. Drop-Down Transaction
On May 9, 2014, SunCoke Energy contributed an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for total consideration of $365.0 million (the "Drop-Down"). After the Drop-Down, SunCoke Energy continued to own the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and decreased its limited partner interest in the Partnership from 55.9 percent to 54.1 percent. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements. We accounted for the Drop-Down as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke's Equity of $83.7 million.
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
In conjunction with the Drop-Down, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. See Note 7.
The table below summarizes the effects of the changes in the Company’s ownership interest in Haverhill and Middletown on SunCoke’s equity.

	Three months ended	Nine months ended
	September 30, 2014
	(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(3.6)	$(60.6)
Change in SunCoke Energy, Inc. equity for the contribution of 33.0 percent interest in Haverhill and Middletown	—	83.7
Change from net income attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$(3.6)	$23.1

4. Inventories
The components of inventories were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Coke	$12.0	$11.8
Coal	93.4	81.2
Materials, supplies and other	33.8	32.7
Total inventories	$139.2	$125.7
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
The Company's effective tax rate from continuing operations was 22.1 percent for the three months ended September 30, 2014 and 17.8 percent for the nine months ended September 30, 2014, primarily due to income tax benefits related to tax credits and by the impact of earnings attributable to noncontrolling interests in partnership. The nine months ended September 30, 2014 includes an income tax benefit of $2.0 million related to the enacted reduction in Indiana statutory tax rate.
The Company's effective tax rate from continuing operations was 7.6 percent for the three months ended September 30, 2013 and 18.1 percent for the nine months ended September 30, 2013, primarily due to the impact of earnings that are attributable to noncontrolling ownership interests in partnerships and nonconventional fuel credits. The income tax provision for the nine months ended September 30, 2013 also includes income tax expense of $0.4 million related to prior period adjustments associated with local income taxes due for the Company's Middletown operations, $0.9 million favorable provision-to-return adjustments as a result of filing our 2012 federal income taxes return, and $1.1 million of additional valuation allowances associated with state and local taxes.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At September 30, 2014, our VISA SunCoke joint venture had a cumulative loss on unconsolidated earnings.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Accrued sales discounts (1)	$—	$13.6
Accrued benefits	15.3	21.5
Other taxes payable	11.9	9.8
Other	15.7	14.6
Total accrued liabilities	$42.9	$59.5
(1) At December 31, 2013, we had $13.6 million accrued related to sales discounts payable to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million, which resulted in a gain of $0.5 million. This gain was recorded in sales and other operating revenue on our Consolidated Statement of Operations.
7. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million at December 31, 2013 ("Term Loan")	$—	$99.1
Revolving credit facility, due 2019 ("Partnership Revolver")	—	40.0
7.625% Notes, due 2019 ("Notes")	240.0	400.0
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $12.0 million at September 30, 2014	412.0	150.0
Total debt	$652.0	$689.1
Less: short-term debt, including current portion of long-term debt	—	41.0
Total long-term debt	$652.0	$648.1
Under the Company's credit agreement dated July 26, 2011, as amended ("Credit Agreement"), the Company has a $150.0 million revolving credit facility ("Revolving Facility"). At September 30, 2014, the Revolving Facility had letters of credit outstanding of $1.5 million, leaving $148.5 million available.
On May 9, 2014, in connection with the Drop-Down, the Partnership issued $250.0 million Partnership Notes. The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest is payable semi-annually in cash in arrears on February 1 and August 1 of each year. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was immediately expensed and recorded in interest expense, net in the Consolidated Statement of Operations and was included in other operating cash flows in the Consolidated Statement of Cash Flows.
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
Also, in connection with the Drop-Down, the Partnership repaid $40.0 million on the Partnership Revolver and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in fees related to the Partnership Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. At September 30, 2014, the Partnership Revolver had letters of credit outstanding of $0.7 million, leaving $249.3 million available.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At September 30, 2014, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
Effective May 30, 2014, Dominion Coal Corporation, a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously offered to generally all full-time employees of Dominion Coal Corporation. Distribution of plan assets resulting from the defined benefit plan termination will not be made until the Internal Revenue Service and Pension Benefit Guarantee Corporation determines that the termination satisfies the regulatory requirements, which is expected to occur in 2015, at which time settlement accounting will also occur. As a result of the termination of the defined benefit plan, each participant will become fully vested in his or her benefits under the defined benefit plan without regard to age and years of service. Participants with $25 thousand or less of benefits owed will have the option of receiving a lump sum payout or an annuity in full payment of their benefits under the defined benefit plan. All other participants will receive an annuity in full payment of their benefits under the defined benefit plan.
Defined benefit plan expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3	$1.1	$1.0
Expected return on plan assets	(0.4)	(0.6)	(1.3)	(1.8)
Amortization of actuarial losses	0.2	0.3	0.4	0.8
Total expense	$0.1	$—	$0.2	$—
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$0.2	$0.1	$0.2	$0.2
Interest cost on benefit obligations	0.3	0.3	1.1	1.0
Amortization of:
Actuarial losses	0.2	0.4	0.7	1.1
Prior service benefit	(1.4)	(1.4)	(4.2)	(4.3)
Total benefit	$(0.7)	$(0.6)	$(2.2)	$(2.0)
9. Commitments and Contingent Liabilities
SunCoke is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have lodged a Consent Decree in federal district court that is undergoing review. Settlement may require payment of a civil penalty for alleged past violations, and we estimate our probable loss to be approximately $2.2 million. Further, the settlement consists of capital projects to improve reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $125 million related to these projects, and have spent approximately $73 million since 2012. We plan to spend approximately $5 million in the remainder of 2014 and approximately $47 million in the 2015 to 2016 time frame.
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
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at September 30, 2014.
10. Restructuring
In the first quarter of 2014, we initiated a plan to reduce the workforce in our corporate office. The workforce reduction costs related to this plan were primarily part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the first quarter of 2014. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges. Payments of $0.7 million were made during the nine months ended September 30, 2014.
11. Share-Based Compensation
During the nine months ended September 30, 2014, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 407,075 shares of common stock during the nine months ended September 30, 2014 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire 10 years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2014 was $7.86 using the following weighted-average assumptions:

Nine months ended September 30,
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
The Company recognized compensation expense of $1.1 million and $3.8 million for stock options during the three and nine months ended September 30, 2014, respectively, and compensation expense of $1.2 million and $3.3 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $5.0 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.9 years.
Restricted Stock Units
The Company issued 210,673 restricted stock units (“RSUs”) for shares of the Company’s common stock during the nine months ended September 30, 2014 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2014 of $22.29 was based on the closing price of our common stock on the date of grant. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $1.0 million and $2.9 million for RSUs during the three and nine months ended September 30, 2014, respectively, and compensation expense of $0.7 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $8.7 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 2.3 years.
Performance Share Units
The Company issued 84,734 performance share units ("PSU") for shares of the Company's common stock during the nine months ended September 30, 2014 that vest on December 31, 2016. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the nine months ended September 30, 2014 is $26.09 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a three percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized compensation expense of $0.3 million and $0.9 million for PSUs during the three and nine months ended September 30, 2014, respectively, and compensation expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $3.2 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.4 years.
12. Earnings per Share
Basic earnings per share has been computed by dividing net income (loss) from continuing operations available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	69.4	69.8	69.5	69.9
Add: Effect of dilutive share-based compensation awards	1.0	0.2	0.9	0.3
Weighted-average number of shares-diluted	70.4	70.0	70.4	70.2

The potential dilutive effect of 0.4 million stock options was excluded from the computation of diluted weighted-average shares outstanding for both the three and nine months ended September 30, 2014, as the shares would have been anti-dilutive. The potential dilutive effect of 1.9 million and 2.4 million stock options was excluded from the computation of diluted weighted-average shares outstanding for the three and nine months ended September 30, 2013, respectively, as the shares would have been anti-dilutive.
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which nearly 1.8 million shares were repurchased.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a variable term forward share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In exchange for up-front payments, the financial institutions delivered shares of the Company’s common stock at the end of the purchase period, which was subsequent to the end of the quarter. The up-front payments were accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, were determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during the period. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program. The share repurchase program met all of the applicable criteria for equity classification.
13. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2013	$(2.8)	$(11.3)	$(14.1)
Other comprehensive income before reclassifications	—	1.3	1.3
Amounts reclassified from accumulated other comprehensive loss	(1.9)	—	(1.9)
Net current period other comprehensive (loss) income	(1.9)	1.3	(0.6)
At September 30, 2014	$(4.7)	$(10.0)	$(14.7)
Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Prior service benefit(2)	$(1.4)	$(1.4)	$(4.2)	$(4.3)
Actuarial loss(2)	0.4	0.7	1.1	1.9
Total before taxes	(1.0)	(0.7)	(3.1)	(2.4)
Income tax benefit	0.4	0.2	1.2	0.9
Total, net of tax	$(0.6)	$(0.5)	$(1.9)	$(1.5)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan (benefit) and defined benefit plan expense. See Note 8.

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
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase 1.845 billion Indian rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013. During the first quarter of 2013, the settlement date for these agreements was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our India joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for these foreign exchange contracts and, therefore, the changes in the fair value of the derivative were recorded in other income, net in the Consolidated Statement of Operations. The contracts were cash settled on March 14, 2013 and the net mark to market impact of the foreign exchange contract was a gain of approximately $0.9 million for the nine months ended September 30, 2013, which was recorded in other income, net in the Consolidated Statement of Operations.
Interest Rate Swaps
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815-Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into three interest rate swap agreements with an aggregate notional amount of $125.0 million. The agreements had an expiration date three years from the forward effective date of October 11, 2011. During the first quarter of 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The remaining interest rate swaps having a notional amount of $100.0 million were settled in the second quarter of 2014. The impact of these settlements on the financial statements was not material. Under the interest rate swap agreements, the Company paid a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements were recorded in interest expense in the Consolidated Statement of Operations. The Company has no interest rate swap agreements outstanding at September 30, 2014.
The fair value of the swap agreements at September 30, 2013 was a liability of approximately $0.4 million. The mark to market impact of the swap arrangements did not have a material impact on interest expense during the nine months ended September 30, 2014 and was a reduction in interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
During the second quarter of 2014, we reduced our contingent consideration liability to zero related to the 2011 acquisition of Harold Keene Coal Co., Inc. and affiliated companies and recorded income of $4.5 million in the nine months ended September 30, 2014, which was reflected in the loss from discontinued operations on the Consolidated Statements of Operations. The fair value adjustment to HKCC contingent consideration decreased our loss from discontinued operations by $0.2 million in the three and nine months ended September 30, 2013.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At September 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities other than those discussed previously in Note 2.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2014, the estimated fair value of the Company’s long-term debt was estimated to be $667.7 million, compared to a carrying amount of $652.0 million, which was net of original issue premium and mandatory pre-payments made since issuance. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions and are considered Level 3 inputs.
15. Equity Distribution Agreement
On August 5, 2014, the Partnership entered into an Equity Distribution Agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed by the Partnership and Wells Fargo, by means of any other existing trading market for the common units or to or through a market maker other than on an exchange. The common units will be issued pursuant to the Partnership’s existing effective shelf registration statement.
Under the terms of the Equity Agreement, the Partnership also may sell common units to Wells Fargo as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to Wells Fargo as principal would be pursuant to the terms of a separate terms agreement between the Partnership and Wells Fargo.
During the third quarter of 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.
16. Business Segment Information
The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the U.S. The Company is also the operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment and is a 49 percent joint venture partner in a cokemaking operation in India. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern U.S. as well as coal handling and blending operations in the eastern and midwestern regions of the U.S. These coal mining operations are included in discontinued operations on the Consolidated Statement of Operations. See Note 2.
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining assets (i.e. coal preparation plant and net pension assets) and liabilities (i.e. black lung, workers' compensation and other postretirement employee benefit obligations) that are expected to be retained by the Company. The related legacy costs are excluded from Adjusted EBITDA from continuing operations but included in Consolidated Adjusted EBITDA. Interest expense, net, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and excludes deferred tax assets and current tax receivables.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$349.9	$364.8	$1,027.9	$1,168.8
Brazil Coke	8.9	8.2	27.2	25.9
Coal Logistics	8.7	0.1	28.1	0.1
Coal Logistics intersegment sales	4.9	1.0	13.6	1.0
Corporate and other intersegment sales	4.3	4.8	14.0	12.6
Elimination of intersegment sales	(9.2)	(5.8)	(27.6)	(13.6)
Total sales and other operating revenue	$367.5	$373.1	$1,083.2	$1,194.8

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Domestic Coke	$72.4	$64.3	$183.5	$186.7
Brazil Coke	2.5	1.5	6.7	4.7
India Coke	(1.3)	(2.1)	(1.7)	(1.3)
Coal Logistics	3.8	0.7	10.9	0.7
Corporate and Other	(9.4)	(13.3)	(31.5)	(31.8)
Total Adjusted EBITDA from continuing operations	68.0	51.1	167.9	159.0
Legacy costs, net	(0.9)	(0.3)	(3.8)	(1.9)
Adjusted EBITDA from discontinued operations	(3.2)	(0.1)	(6.1)	(1.7)
Adjusted EBITDA	$63.9	$50.7	$158.0	$155.4

Depreciation and amortization expense:
Domestic Coke	$19.3	$16.8	$60.9	$52.4
Brazil Coke	0.1	0.1	0.3	0.3
Coal Logistics	2.0	0.2	5.6	0.2
Corporate and Other	1.1	1.7	4.1	4.6
Total depreciation and amortization expense	$22.5	$18.8	$70.9	$57.5

Capital expenditures:
Domestic Coke	$23.8	$29.5	$95.9	$77.8
Brazil Coke	0.2	(0.2)	0.6	0.6
Coal Logistics	1.2	—	2.0	—
Corporate and Other	1.2	2.5	4.0	8.8
Total capital expenditures	$26.4	$31.8	$102.5	$87.2

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in millions, except per share amounts)
Segment assets
Domestic Coke	$1,583.3	$1,531.2
Brazil Coke	54.0	61.4
India Coke	55.8	57.0
Coal Logistics	116.9	119.0
Corporate and Other	146.4	294.2
Discontinued Operations	53.6	161.9
	2,010.0	2,224.7
Tax assets	15.8	19.2
Total assets	$2,025.8	$2,243.9

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, costs related to exiting our Coal business, sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Adjusted EBITDA from continuing operations equals consolidated Adjusted EBITDA less Adjusted EBITDA from discontinued operations less Legacy costs.
Adjusted EBITDA from discontinued operations equals coal business Adjusted EBITDA excluding corporate cost allocation attributable to coal, costs related to exiting our coal business and certain retained coal-related costs reclassified as Legacy costs.
Legacy costs equals royalty revenues, coal pension/other post-employment benefits, coal workers' compensation, black lung, prep. plant and certain other coal-related costs that we expect to retain after sale of the coal business.
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

Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.7	$40.8	$116.0	$126.4
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	18.2	9.9	42.0	29.0
Adjusted EBITDA	$63.9	$50.7	$158.0	$155.4
Subtract:
Adjusted EBITDA from discontinued operations	(3.2)	(0.1)	(6.1)	(1.7)
Legacy costs, net	(0.9)	(0.3)	(3.8)	(1.9)
Adjusted EBITDA from continuing operations	$68.0	$51.1	$167.9	$159.0
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	0.3	0.3	2.4	1.3
Depreciation and amortization expense	22.5	18.8	70.9	57.5
Interest expense, net	11.9	12.1	51.1	40.0
Income tax expense	7.5	1.5	5.0	10.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	2.2	(0.5)	5.7
Asset impairment	—	—	15.1	—
Legacy costs, net	0.9	0.3	3.8	1.9
Income from continuing operations	$24.9	$15.9	$20.1	$42.6
Loss from discontinued operations, net of tax(4)	(18.5)	(3.6)	(66.1)	(11.2)
Net income (loss)	$6.4	$12.3	$(46.0)	$31.4

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

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

(4)
Below is a reconciliation of Adjusted EBITDA from discontinued operations (unaudited) to loss from discontinued operations, net of tax, which is its most comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA from discontinued operations	$(3.2)	$(0.1)	$(6.1)	$(1.7)
Subtract:
Depreciation and depletion from discontinued operations	0.3	4.4	9.5	13.0
Interest from discontinued operations	—	—	—	—
Income tax benefit from discontinued operations	(1.4)	(0.9)	(53.9)	(3.5)
Asset and goodwill impairment from discontinued operations	16.4	—	104.4	—
Loss from discontinued operations, net of tax	$(18.5)	$(3.6)	$(66.1)	$(11.2)
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Coke sales	$333.8	$348.2	$978.5	$1,119.8
Steam and electricity sales	16.2	16.6	49.6	49.0
Operating and licensing fees	8.9	8.2	27.2	25.9
Coal logistics	8.2	0.1	26.3	0.1
Other	0.4	—	1.6	—
Sales and other operating revenue	$367.5	$373.1	$1,083.2	$1,194.8
17. Supplemental Condensed Consolidating Financial Information
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$111.1	$256.4	$—	$367.5
Equity in earnings of subsidiaries	11.0	19.2	—	(30.2)	—
Other (loss) income	(0.1)	0.2	—	—	0.1
Total revenues	10.9	130.5	256.4	(30.2)	367.6
Costs and operating expenses
Cost of products sold and operating expenses	—	81.6	199.0	—	280.6
Selling, general and administrative expenses	3.5	8.4	6.8	—	18.7
Depreciation and amortization expense	—	5.8	16.7	—	22.5
Total costs and operating expenses	3.5	95.8	222.5	—	321.8
Operating income	7.4	34.7	33.9	(30.2)	45.8
Interest (income) expense, net - affiliate	—	(2.0)	2.0	—	—
Interest expense (income), net	5.2	(0.6)	7.3	—	11.9
Total financing expense (income), net	5.2	(2.6)	9.3	—	11.9
Income before income tax expense and loss from equity method investment	2.2	37.3	24.6	(30.2)	33.9
Income tax expense	5.8	0.4	1.3	—	7.5
Loss from equity method investment	—	—	1.5	—	1.5
(Loss) income from continuing operations	(3.6)	36.9	21.8	(30.2)	24.9
Loss from discontinued operations, net of income tax benefit of $1.4 million	—	(18.5)	—	—	(18.5)
Net (loss) income	(3.6)	18.4	21.8	(30.2)	6.4
Less: Net income attributable to noncontrolling interests	—	—	10.0	—	10.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(3.6)	$18.4	$11.8	$(30.2)	$(3.6)
Comprehensive income	$(6.6)	$17.8	$19.4	$(27.2)	$3.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	10.0	—	10.0
Comprehensive income attributable to SunCoke Energy, Inc.	$(6.6)	$17.8	$9.4	$(27.2)	$(6.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$114.3	$258.8	$—	$373.1
Equity in earnings of subsidiaries	14.4	22.1	—	(36.5)	—
Other income	—	0.3	—	—	0.3
Total revenues	14.4	136.7	258.8	(36.5)	373.4
Costs and operating expenses
Cost of products sold and operating expenses	—	90.3	209.4	—	299.7
Selling, general and administrative expenses	3.1	11.2	8.8	—	23.1
Depreciation and amortization expense	—	6.4	12.4	—	18.8
Total costs and operating expenses	3.1	107.9	230.6	—	341.6
Operating income	11.3	28.8	28.2	(36.5)	31.8
Interest income (expense), net - affiliate	—	(1.9)	1.9	—	—
Interest expense (income), net	9.5	(0.2)	2.8	—	12.1
Total financing expense (income), net	9.5	(2.1)	4.7	—	12.1
Income before income tax expense and loss from equity method investment	1.8	30.9	23.5	(36.5)	19.7
Income tax (benefit) expense	(4.4)	6.8	(0.9)	—	1.5
Loss from equity method investment	—	—	2.3	—	2.3
Income from continuing operations	6.2	24.1	22.1	(36.5)	15.9
Loss from discontinued operations, net of income tax benefit of $0.9 million	—	(3.6)	—	—	(3.6)
Net income	6.2	20.5	22.1	(36.5)	12.3
Less: Net income attributable to noncontrolling interests	—	—	6.1	—	6.1
Net income attributable to SunCoke Energy, Inc.	$6.2	$20.5	$16.0	$(36.5)	$6.2
Comprehensive (loss) income	$(4.4)	$20.1	$11.9	$(25.9)	$1.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	6.1	—	6.1
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(4.4)	$20.1	$5.8	$(25.9)	$(4.4)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$325.7	$757.5	$—	$1,083.2
Equity in (loss) earnings of subsidiaries	(50.3)	37.1	—	13.2	—
Other (loss) income	(0.1)	1.3	0.1	—	1.3
Total revenues	(50.4)	364.1	757.6	13.2	1,084.5
Costs and operating expenses
Cost of products sold and operating expenses	—	249.8	609.1	—	858.9
Selling, general and administrative expenses	10.4	28.7	21.3	—	60.4
Depreciation and amortization expense	—	18.0	52.9	—	70.9
Asset impairment	—	15.1	—	—	15.1
Total costs and operating expenses	10.4	311.6	683.3	—	1,005.3
Operating (loss) income	(60.8)	52.5	74.3	13.2	79.2
Interest (income) expense, net - affiliate	—	(5.6)	5.6	—	—
Interest expense (income), net	21.3	(1.4)	31.2	—	51.1
Total financing expense (income), net	21.3	(7.0)	36.8	—	51.1
(Loss) income before income tax (benefit) expense and loss from equity method investment	(82.1)	59.5	37.5	13.2	28.1
Income tax (benefit) expense	(21.5)	30.5	(4.0)	—	5.0
Loss from equity method investment	—	—	3.0	—	3.0
(Loss) income from continuing operations	(60.6)	29.0	38.5	13.2	20.1
Loss from discontinued operations, net of income tax benefit of $53.9 million	—	(66.1)	—	—	(66.1)
Net (loss) income	(60.6)	(37.1)	38.5	13.2	(46.0)
Less: Net income attributable to noncontrolling interests	—	—	14.6	—	14.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(60.6)	$(37.1)	$23.9	$13.2	$(60.6)
Comprehensive (loss) income	$(61.2)	$(39.0)	$39.8	$13.8	$(46.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.6	—	14.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(61.2)	$(39.0)	$25.2	$13.8	$(61.2)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$350.7	$844.1	$—	$1,194.8
Equity in earnings of subsidiaries	42.0	64.2	—	(106.2)	—
Other income	—	2.6	0.1	—	2.7
Total revenues	42.0	417.5	844.2	(106.2)	1,197.5
Costs and operating expenses
Cost of products sold and operating expenses	—	283.2	697.8	—	981.0
Selling, general and administrative expenses	8.6	34.2	21.1	—	63.9
Depreciation and amortization expense	—	18.4	39.1	—	57.5
Total costs and operating expenses	8.6	335.8	758.0	—	1,102.4
Operating income	33.4	81.7	86.2	(106.2)	95.1
Interest (income) expense, net - affiliate	—	(5.5)	5.5	—	—
Interest expense (income), net	28.6	(0.5)	11.9	—	40.0
Total financing expense (income), net	28.6	(6.0)	17.4	—	40.0
Income before income tax expense and loss from equity method investment	4.8	87.7	68.8	(106.2)	55.1
Income tax (benefit) expense	(9.2)	19.3	(0.1)	—	10.0
Loss from equity method investment	—	—	2.5	—	2.5
Income from continuing operations	14.0	68.4	66.4	(106.2)	42.6
Loss from discontinued operations, net of income tax benefit of $3.5 million	—	(11.2)	—	—	(11.2)
Net income	14.0	57.2	66.4	(106.2)	31.4
Less: Net income attributable to noncontrolling interests	—	—	17.4	—	17.4
Net income attributable to SunCoke Energy, Inc.	$14.0	$57.2	$49.0	$(106.2)	$14.0
Comprehensive (loss) income	$(1.0)	$55.9	$52.7	$(91.2)	$16.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	17.4	—	17.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(1.0)	$55.9	$35.3	$(91.2)	$(1.0)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$82.3	$32.5	$—	$114.8
Receivables	—	17.0	47.0	—	64.0
Inventories	—	35.7	103.5	—	139.2
Income taxes receivable	26.2	—	7.9	(30.9)	3.2
Deferred income taxes	12.2	11.8	0.8	(12.2)	12.6
Other current assets	—	3.0	1.4	—	4.4
Current assets held for sale	—	53.6	—	—	53.6
Advances to affiliate	—	162.6	—	(162.6)	—
Interest receivable from affiliate	—	5.6	—	(5.6)	—
Total current assets	38.4	371.6	193.1	(211.3)	391.8
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	55.6	—	55.6
Properties, plants and equipment, net	—	391.1	1,084.8	—	1,475.9
Goodwill and other intangible assets, net	—	3.4	15.3	—	18.7
Deferred charges and other assets	6.0	20.9	15.9	—	42.8
Long term assets held for sale	—	—	—	—	—
Investment in subsidiaries	776.0	505.4	—	(1,281.4)	—
Total assets	$820.4	$1,381.4	$1,705.7	$(1,881.7)	$2,025.8
Liabilities and Equity
Advances from affiliate	$70.7	$—	$91.9	$(162.6)	$—
Accounts payable	—	26.5	78.8	—	105.3
Accrued liabilities	0.1	25.0	17.8	—	42.9
Interest payable	3.1	—	4.9	—	8.0
Interest payable to affiliate	—	—	5.6	(5.6)	—
Income taxes payable	—	30.9	—	(30.9)	—
Current liabilities held for sale	—	28.2	—	—	28.2
Total current liabilities	73.9	110.6	199.0	(199.1)	184.4
Long-term debt	240.0	—	412.0	—	652.0
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.0	—	—	32.0
Retirement benefit liabilities	—	34.3	—	—	34.3
Deferred income taxes	—	326.4	3.2	(12.2)	317.4
Asset retirement obligations	—	9.7	2.5	—	12.2
Other deferred credits and liabilities	1.9	13.0	1.1	—	16.0
Long term liabilities held for sale	—	—	—	—	—
Total liabilities	315.8	826.0	706.8	(600.3)	1,248.3
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at September 30, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,434,769 shares at September 30, 2014	0.7	—	—	—	0.7
Treasury stock,1,755,355 shares at September 30, 2014	(30.0)	—	—	—	(30.0)
Additional paid-in capital	465.4	195.5	512.4	(707.9)	465.4
Accumulated other comprehensive (loss) income	(14.7)	(4.6)	(10.1)	14.7	(14.7)
Retained earnings	83.2	364.5	223.7	(588.2)	83.2
Total SunCoke Energy, Inc. stockholders’ equity	504.6	555.4	726.0	(1,281.4)	504.6
Noncontrolling interests	—	—	272.9	—	272.9
Total equity	504.6	555.4	998.9	(1,281.4)	777.5
Total liabilities and equity	$820.4	$1,381.4	$1,705.7	$(1,881.7)	$2,025.8

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$184.7	$48.9	$—	$233.6
Receivables	—	47.2	38.1	—	85.3
Inventories	—	34.5	91.2	—	125.7
Income tax receivable	39.9	—	13.4	(46.7)	6.6
Advances to affiliates	48.2	33.6	—	(81.8)	—
Deferred income taxes	9.4	11.8	0.8	(9.4)	12.6
Other current assets	—	1.3	1.0	—	2.3
Current assets held for sale	—	15.8	—	—	15.8
Interest receivable from affiliate	—	7.3	—	(7.3)	—
Total current assets	97.5	336.2	193.4	(145.2)	481.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0		41.0
Equity method investment in VISA SunCoke Limited	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	415.7	1,043.2	—	1,458.9
Goodwill and other intangible assets, net	—	3.4	16.0	—	19.4
Deferred charges and other assets	11.7	18.4	9.7	—	39.8
Long term assets held for sale	—	146.1	—	—	146.1
Investment in Subsidiaries	963.3	723.8	—	(1,687.1)	—
Total assets	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9
Liabilities and Equity
Advances from affiliate	$—	$48.2	$33.6	$(81.8)	$—
Accounts payable	—	32.9	105.5	—	138.4
Accrued liabilities	0.5	42.6	16.4	—	59.5
Short-term debt, including current portion of long-term debt	1.0	—	40.0	—	41.0
Interest payable	13.6	—	4.6	—	18.2
Interest payable to affiliate	—	—	7.3	(7.3)	—
Income taxes payable	—	46.7	—	(46.7)	—
Current liabilities held for sale	—	25.9	—	—	25.9
Total current liabilities	15.1	196.3	207.4	(135.8)	283.0
Long term-debt	498.4	—	149.7	—	648.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	34.8	—	—	34.8
Deferred income taxes	—	383.9	2.1	(9.4)	376.6
Asset retirement obligations	—	8.9	2.4	—	11.3
Other deferred credits and liabilities	1.6	12.2	0.6	—	14.4
Long term liabilities held for sale	—	11.0	—	—	11.0
Total liabilities	515.1	979.5	451.2	(534.2)	1,411.6
Equity					—
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued and outstanding 69,636,785 shares at December 31, 2013	0.7	—	—	—	0.7
Treasury Stock, 1,255,355 shares at December 31, 2013	(19.9)	—	—	—	(19.9)
Additional paid-in capital	446.9	354.2	745.6	(1,099.8)	446.9
Accumulated other comprehensive loss	(14.1)	(2.7)	(11.4)	14.1	(14.1)
Retained earnings	143.8	401.6	199.8	(601.4)	143.8
Total SunCoke Energy, Inc. stockholders’ equity	557.4	753.1	934.0	(1,687.1)	557.4
Noncontrolling interests	—	—	274.9	—	274.9
Total equity	557.4	753.1	1,208.9	(1,687.1)	832.3
Total liabilities and equity	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Continuing Operating Activities:
Net (loss) income	$(60.6)	$(37.1)	$38.5	$13.2	$(46.0)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on discontinued operations, net of tax	—	66.1	—	—	66.1
Asset impairment	—	15.1	—	—	15.1
Depreciation and amortization expense	—	18.0	52.9	—	70.9
Deferred income tax benefit	—	(4.1)	—	—	(4.1)
Payments in excess of expense for retirement plans	—	(0.7)	—	—	(0.7)
Share-based compensation expense	7.6	—	—	—	7.6
Excess tax benefit from share-based awards	(0.3)	—	—	—	(0.3)
Loss from equity method investment	—	—	3.0	—	3.0
Loss on extinguishment of debt	—	—	15.4	—	15.4
Equity in earnings of subsidiaries	50.3	(37.1)	—	(13.2)	—
Changes in working capital pertaining to operating activities:
Receivables	—	30.2	(8.9)	—	21.3
Inventories	—	(1.2)	(12.3)	—	(13.5)
Accounts payable	—	(6.4)	(26.7)	—	(33.1)
Accrued liabilities	(0.4)	(17.6)	1.4	—	(16.6)
Interest payable	(10.5)	1.7	(1.4)	—	(10.2)
Income taxes	14.0	(15.8)	5.5	—	3.7
Other	3.2	(4.3)	(3.4)	—	(4.5)
Net cash provided by continuing operating activities	3.3	6.8	64.0	—	74.1
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(8.4)	(94.1)	—	(102.5)
Net cash used in continuing investing activities	—	(8.4)	(94.1)	—	(102.5)
Cash Flows from Continuing Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	90.5	—	90.5
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	(0.2)	—	(276.3)	—	(276.5)
Debt issuance costs	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayment of revolving facility	—	—	(80.0)	—	(80.0)
Cash distribution to noncontrolling interests	—	—	(23.4)	—	(23.4)
Shares repurchased	(85.1)	—	—	—	(85.1)
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Excess tax benefit from share-based awards	0.3	—	—	—	0.3
Net increase (decrease) in advances from affiliate	79.8	(80.4)	0.6	—	—
Net cash provided by (used in) continuing financing activities	(3.3)	(80.4)	13.7	—	(70.0)
Net decrease in cash and cash equivalents from continuing operations	—	(82.0)	(16.4)	—	(98.4)
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(15.7)	—	—	(15.7)
Cash flows from discontinued operations - investing activities	—	(4.7)	—	—	(4.7)
Net decrease in cash and cash equivalents from discontinued operations	—	(20.4)	—	—	(20.4)
Net (decrease) increase in cash and cash equivalents	—	(102.4)	(16.4)	—	(118.8)
Cash and cash equivalents at beginning of period	—	184.7	48.9	—	233.6
Cash and cash equivalents at end of period	$—	$82.3	$32.5	$—	$114.8

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Continuing Operating Activities:
Net income (loss)	$14.0	$57.2	$66.4	$(106.2)	$31.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on discontinued operations, net of tax	—	11.2	—	—	11.2
Depreciation and amortization expense	—	18.4	39.1	—	57.5
Deferred income tax expense	—	5.2	—	—	5.2
Payments less than expense for retirement plans	—	(1.5)	(0.1)	—	(1.6)
Share-based compensation expense	5.5	—	—	—	5.5
Loss from equity method investment	—	—	2.5	—	2.5
Equity in (earnings) loss of subsidiaries	(42.0)	(64.2)	—	106.2	—
Changes in working capital pertaining to operating activities:
Receivables	(0.1)	(1.0)	8.7	—	7.6
Inventories	—	14.0	15.9	—	29.9
Accounts payable	(0.5)	(2.5)	0.8	—	(2.2)
Accrued liabilities	(0.1)	(13.2)	(15.6)	—	(28.9)
Interest payable	(9.7)	(5.5)	7.3	—	(7.9)
Income taxes payable	(14.4)	17.7	(10.5)	—	(7.2)
Other	8.4	(1.8)	(8.8)	—	(2.2)
Net cash provided by (used in) continuing operating activities	(38.9)	34.0	105.7	—	100.8
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(12.0)	(75.2)	—	(87.2)
Acquisition of business	—	—	(28.6)	—	(28.6)
Equity method investment in VISA SunCoke Limited	—	—	(67.7)	—	(67.7)
Net cash used in continuing investing activities	—	(12.0)	(171.5)	—	(183.5)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of common units or SunCoke Energy Partners, L.P.	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Debt issuance costs	(1.6)	—	(5.3)	—	(6.9)
Proceeds from revolving facility	—	—	—	—	—
Repayment of revolving facility	—	—	—	—	—
Cash distributions to noncontrolling interests	—	—	(12.0)	—	(12.0)
Shares repurchased	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock options	0.9	—	—	—	0.9
Net increase (decrease) in advances from affiliate	50.5	(18.4)	(32.1)	—	—
Net cash provided by (used in) continuing financing activities	38.9	(18.4)	113.4	—	133.9
Net increase in cash and cash equivalents from continuing operations	—	3.6	47.6	—	51.2
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(13.2)	—	—	(13.2)
Cash flows from discontinued operations - investing activities	—	(8.4)	—	—	(8.4)
Cash flows from discontinued operations - financing activities	—	—	—	—	—
Net decrease in cash and cash equivalents from discontinued operations	—	(21.6)	—	—	(21.6)
Net decrease in cash and cash equivalents	—	(18.0)	47.6	—	29.6
Cash and cash equivalents at beginning of period	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of period	$—	$188.9	$79.9	$—	$268.8

18. Subsequent Events
On October 23, 2014, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014.

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
The results of our coal mining operations have been classified as discontinued operations for all periods presented. Unless otherwise specified, the information in this Management's Discussion and Analysis relates to our continuing operations.
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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. We completed the initial public offering of the Partnership on January 24, 2013. As of September 30, 2014, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 54.0 percent limited partner interest in the Partnership. The remaining 44.0 percent interest in the Partnership was held by public unitholders.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat

Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill Phase II	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA SunCoke(2)	Odisha, India	Various	2007	NA	88	440	Steam for power generation
Total					1,238	6,380

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
We own and operate coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal in 2013. We are pursuing the exit of our coal mining business and have presented the results of our coal operations as discontinued operations and held for sale in the consolidated financial statements. See additional discussion in the Recent Developments section to follow.
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
Further, we are exploring opportunities for entry into the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"). We received a favorable IRS private letter ruling for DRI in the second quarter of 2014. DRI, an alternative method of ironmaking is used today in conventional blast furnaces and electric arc furnaces. The capital investment required to build DRI plants is low compared to integrated steel plants and operating costs can be favorable if low cost energy supplies are available. We believe there is additional demand for DRI capacity in the U.S., driven in part by the available supply of low cost natural gas.

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
Recent Developments

•	Cokemaking Drop-Down to our master limited partnership and related financing transactions.
On May 9, 2014, SunCoke Energy contributed an additional 33.0 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for total consideration of $365.0 million (the "Drop-Down"). After the Drop-Down, SunCoke Energy continued to own the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and decreased its limited partner interest in the Partnership from 55.9 percent to 54.1 percent. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
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
In conjunction with the Drop-Down, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
The Consolidated Statement of Operations included $17.4 million of costs related to the Drop-Down recorded during the second quarter, including an $11.4 million market premium to complete the tender of the senior unsecured notes, $4.0 million of debt extinguishment costs, $1.7 million of transaction costs and $0.3 million of incremental interest expense related to the notes issuance. An additional $0.6 million of incremental interest expense was recorded during the third quarter of 2014.

•	Coal Operations
Second Quarter 2014 Impairment
During the second quarter of 2014, as part of the Company’s strategic evaluation of the coal mining business and realignment of the Company’s businesses and priorities, the Company solicited bids related to the potential sale of its coal mining operations. Due to the level of interest observed in the market, the Company concluded that it was more-likely-than-not that the assets would be sold, but at that time the asset group did not yet meet the criteria to be classified as held for sale. Due to the probable disposition of the assets as well as projected losses resulting from the weakening coal market, the Company evaluated the recoverability of its long-lived asset group.
In the second quarter of 2014, the Company performed a probability-weighted undiscounted cash flows analysis which indicated that the carrying value of the asset group was not recoverable. As such, the Company reduced the carrying value of the long-lived assets to their estimated fair value and recorded a pre-tax impairment charge of $97.1 million.
As a result of the probable sale of the business, the weakening coal market and the long-lived asset impairment discussed above, the Company also performed a goodwill impairment analysis as of June 30, 2014 for the coal mining reporting unit. This analysis concluded the fair value of the reporting unit, based on a discounted cash flows analysis, was less than the carrying amount. As a result, the Company recorded a $6.0 million pre-tax impairment of the entire goodwill balance.

Discontinued Operations and Assets Held for Sale
On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business. The Company expects that the sale and/or other disposition of the Company’s coal mining business will occur in 2014.
Concurrent with this authorization, the coal mining operations are reflected as discontinued operations and the related net assets are presented as held for sale in the Company’s consolidated financial statements. Certain legacy coal mining assets (i.e. coal preparation plant and net pension assets) and liabilities (i.e. black lung, workers' compensation and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group. These legacy assets and liabilities and related legacy costs are reported in Corporate and Other in continuing operations. The Company's coal mining business was previously reported in the Coal Mining reportable segment. The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation.
In the third quarter of 2014, the Company adjusted the carrying value of the held for sale net assets to fair value less costs to sell which resulted in a $16.4 million pre-tax impairment charge and related valuation allowance against the held for sale net assets. The valuation impairment charge of $16.4 million and related $6.4 million tax benefit were recorded in loss from discontinued operations, net of tax on the Consolidated Statement of Operations. This charge was in addition to the $88.0 million asset and goodwill impairment and related $44.5 million tax benefit recorded during the second quarter of 2014 related to coal assets now classified as held for sale. The remaining impairment charge recorded during the second quarter of 2014 on assets expected to be retained of $15.1 million remains included in asset impairment with a corresponding tax benefit of $7.6 million included in income tax expense on the Consolidated Statement of Operations and were included in income from continuing operations.
The Company currently estimates that it will incur total pre-tax exit and disposal costs during the fourth quarter in the range of $10.0 million to $15.0 million, of which $10.0 million to $14.0 million are anticipated to result in cash expenditures, including employee separation and retention costs for certain key management employees of approximately $1.0 million to $2.0 million and contract termination and other exit and disposal costs of approximately $9.0 million to $13.0 million. The Company has recorded $0.6 million of these exit and disposal costs to date in loss from discontinued operations, net of income tax benefit on the Consolidated Statement of Operations. The Company expects to record the remaining costs during the fourth quarter of 2014. The foregoing are estimates only and total actual costs relating to these actions will be recorded when the Company has finalized the sale/disposition plan.
In the event that a sale of the coal business does not occur, the Company will evaluate the various restructuring options to rationalize coal production over the near term and/or potentially cease coal production. At this time, the Company is unable in good faith to make a determination of an estimate with respect to the charges related to such potential actions. Any such charges could result in future cash expenditures.
Black Lung
We continue to evaluate the impact of Patient Protection and Affordable Care Act (“PPACA”) based on available trend rates and other current information. We have not concluded our evaluation but believe that the current impact of PPACA, specifically related to the rate at which claims are awarded, coupled with anticipated changes in discount rates, may increase our black lung benefit obligation by approximately $8 million. We anticipate that we will complete our evaluation in the fourth quarter of 2014.

•	Accelerated Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which nearly 1.8 million shares were repurchased.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a variable term forward share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In exchange for up-front payments, the financial institutions delivered shares of the Company’s common stock at the end of the purchase period, which was subsequent to the end of the quarter. The up-front payments were accounted for as a reduction to shareholders’ equity in the Company’s Consolidated

Balance Sheet. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, were determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during the period. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program. The share repurchase program met all of the applicable criteria for equity classification.

•	Dividend
On October 23, 2014, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014. This is the first cash dividend to be paid to shareholders in the Company's history.
Third Quarter Key Financial Results

•
Revenues decreased $5.8 million, or 1.6 percent, in the three months ended September 30, 2014 to $367.6 million primarily due to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment partially offset by $8.7 million of revenues from our new Coal Logistics segment.

•
Net income attributable to shareholders was a loss of $3.6 million for the three months ended September 30, 2014, compared to income of $6.2 million for the three months ended September 30, 2013, which included loss on discontinued operations, net of tax of $18.5 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively. Income from continuing operations attributable to shareholders was $14.9 million and $9.8 million for the three months ended September 30, 2014 and 2013, respectively, or $0.21 per share and $0.14 per share for the three months ended September 30, 2014 and 2013, respectively. Solid cokemaking operations and the addition of the coal logistics operations drove the improvement from last year, partially offset by higher depreciation primarily related to a change in the estimated useful lives of certain assets at the Indiana Harbor facility.

•
Adjusted EBITDA from continuing operations was $68.0 million in the three months ended September 30, 2014 compared to $51.1 million in the same period prior year, an increase of $16.9 million. This increase was primarily driven by a $8.1 million increase in Domestic Coke Adjusted EBITDA from better performance at our Indiana Harbor facility and an increase in Coal Logistics segment Adjusted EBITDA of $3.1 million due to the timing of acquisitions during 2013.

Items Impacting Comparability

•
Coal Impairment. In the second quarter of 2014, the Company recorded an asset and goodwill impairment charge related to our coal mining assets of $103.1 million, or $51.0 million net of tax, of which $88.0 million, or $43.5 million net of tax, was included in loss from discontinued operations, net of tax. The remaining charge of $15.1 million, or $7.5 million net of tax, was related to assets that we expect to retain and was included in income from continuing operations. Additionally, during the third quarter of 2014, the Company recorded a valuation impairment charge on the coal business held for sale of $16.4 million, or $10.0 million net of tax, included in loss from discontinued operations, net of tax.

•
Coal Logistics. On August 30, and October 1, 2013, the Partnership acquired Lake Terminal and KRT, respectively. The results of these newly acquired operations have been included in the consolidated financial statements since the dates of acquisition and are presented in the Coal Logistics segment. Coal Logistics reported revenues of $13.6 million, of which $4.9 million were intercompany revenues, and $41.7 million, of which $13.6 million were intercompany revenues, for the three and nine months ended September 30, 2014, respectively, and Adjusted EBITDA of $3.8 million and $10.9 million and Adjusted EBITDA per ton handled of $0.80 and $0.74 for the three and nine months ended September 30, 2014, respectively. During both the three and nine months ended September 30, 2013, Coal Logistics reported only one month of operations of Lake Terminal resulting in revenues of $1.1 million, of which $1.0 million were intercompany revenues, and Adjusted EBITDA of $0.7 million.

•
Indiana Harbor Cokemaking Operations. During 2011, in preparation for negotiation of the extension of the Company's existing coke sales agreement, we conducted an engineering study to identify major refurbishment projects necessary to preserve the production capacity of the facility. As a result of higher than anticipated costs to refurbish ovens as well as the incremental cost of managing the refurbishment to minimize disruptions to ongoing operations, we have spent or committed a total of approximately $105 million on this refurbishment project, $103 million of which has been spent since project inception. We completed this oven refurbishment in the first quarter and expect the installation of new equipment (i.e. pusher-charger machines) will be completed in the fourth quarter of 2014. We revised the useful lives of certain assets associated with the refurbishment project and our original estimate of additional depreciation was $13.1 million, of which $9.5 million, or $0.14 per common share from continuing operations, and $2.2 million, or $0.03 per common share from continuing operations, was recorded in 2013 and 2012, respectively. In the first quarter of 2014, we determined that additional assets would be retired as part of the project and now estimate that we will record additional depreciation totaling $19.9 million. During three and nine months ended September 30, 2014, respectively, we recorded $2.0 million, or $0.03 per share from continuing operations, and $6.1 million, or $0.09 per share from continuing operations, of additional depreciation. The total full year impact of additional depreciation is anticipated to be approximately $8.2 million, or $0.12 per common share from continuing operations in 2014.
In the first quarter of 2014, as a result of the refurbishment project work, we identified that approximately 30 percent of our ovens required a complete replacement of their oven floors and sole flues. We anticipate spending approximately $16 million in ongoing capital expenditures in connection with this refurbishment work, which we now anticipate completing in 2015. We revised the estimated useful life of certain assets being replaced as part of this project, which resulted in additional depreciation of $1.0 million, or $0.01 per common share from continuing operations, and $6.3 million, or $0.09 per common share from continuing operations, for the three and nine months ended September 30, 2014, respectively. The full year impact of additional depreciation is anticipated to be approximately $7.4 million, or $0.11 per common share from continuing operations.
Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increased fixed fee per ton of coke produced to recognize the additional capital being deployed, which increased Adjusted EBITDA $3.7 million and $9.7 million during the three and nine months ended September 30, 2014, respectively, compared to the same period in the prior year. Our customer had a blast furnace outage in the second quarter of 2014, which resulted in deferred payment terms for a portion of our July shipments, which we expect to receive payment on by the end of the year. We expect to begin realizing the full benefits of the refurbishment project by the end of the year.

•
Interest expense, net. Interest expense, net was $11.9 million and $12.1 million for the three months ended September 30, 2014 and 2013, respectively, and $51.1 million and $40.0 million for the nine months ended September 30, 2014 and 2013, respectively. The second quarter of 2014 was impacted by debt extinguishment costs of $15.4 million, which included an $11.4 million market premium to tender the senior notes. The first quarter of 2013 was impacted by debt restructuring costs of $3.7 million related to the portion of the term loan extinguished in conjunction with the Partnership offering as well as the issuance of $150.0 million of senior notes by the Partnership.

In addition, interest expense, net during the three and nine months ended September 30, 2014 included $1.0 million and $2.6 million, respectively, of interest capitalized in connection with the environmental remediation project at Haverhill. In the three and nine months ended September 30, 2013, capitalized interest amounted to $0.4 million and $0.7 million, respectively.

•
India Equity Method Investment. On March 18, 2013, we acquired a 49 percent interest in a joint venture, VISA SunCoke, located in Odisha, India, with VISA Steel. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. We recorded a loss from equity method investment of $3.0 million in the nine months ended September 30, 2014, respectively, compared to a loss of and $2.5 million for the nine months ended September 30, 2013, respectively. Our 49 percent share of Adjusted EBITDA was a loss of $1.7 million and $1.3 million in the nine months ended September 30, 2014 and 2013, respectively.

•
Noncontrolling Interest. Income attributable to noncontrolling interest was $10.0 million and $6.1 million for the three months ended September 30, 2014 and 2013, respectively, and was $14.6 million and $17.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase during the three months ended is the result of the Partnership's increased ownership interest in Haverhill and Middletown from 65 to 98 percent during the second quarter of 2014 and the respective increase in the Partnership's public unitholders ownership. Year to date the result of this increased interest was more than offset by financing costs and debt extinguishment costs recorded at the Partnership related to the Drop-Down transaction.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Revenues
Sales and other operating revenue	$367.5	$373.1	$1,083.2	$1,194.8
Other income	0.1	0.3	1.3	2.7
Total revenues	367.6	373.4	1,084.5	1,197.5
Costs and operating expenses
Cost of products sold and operating expenses	280.6	299.7	858.9	981.0
Selling, general and administrative expenses	18.7	23.1	60.4	63.9
Depreciation and amortization expense	22.5	18.8	70.9	57.5
Asset impairment	—	—	15.1	—
Total costs and operating expenses	321.8	341.6	1,005.3	1,102.4
Operating income	45.8	31.8	79.2	95.1
Interest expense, net	11.9	12.1	51.1	40.0
Income before income tax expense and loss from equity method investment	33.9	19.7	28.1	55.1
Income tax expense	7.5	1.5	5.0	10.0
Loss from equity method investment	1.5	2.3	3.0	2.5
Income from continuing operations	24.9	15.9	20.1	42.6
Loss from discontinued operations, net of tax	(18.5)	(3.6)	(66.1)	(11.2)
Net income (loss)	6.4	12.3	(46.0)	31.4
Less: Net income attributable to noncontrolling interests	10.0	6.1	14.6	17.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(3.6)	$6.2	$(60.6)	$14.0
Revenues. Total revenues, net of sales discounts, were $367.6 million and $373.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1,084.5 million and $1,197.5 million for the nine months ended September 30, 2014 and 2013, respectively. The decreases were due primarily to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. The nine-month period also includes the impact of severe weather on production and yields across our Domestic Coke fleet as well as the impact of operational inefficiencies caused by the refurbishment project at the Indiana Harbor facility. The three and nine months ended September 30, 2014 included $8.7 million and $28.1 million, respectively, of revenue from the new Coal Logistics business compared to the three and nine months ended September 30, 2013 which each only included one month of Coal Logistics revenues of $1.0 million due to the timing of acquisitions.
Costs and Operating Expenses. Total operating expenses were $321.8 million and $341.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1,005.3 million and $1,102.4 million for the nine months ended September 30, 2014 and 2013, respectively. These decreases were the result of lower coal prices as well as transaction costs in 2013 related to the acquisition of the Coal Logistics business. These decreases were partially offset by additional depreciation at our Indiana Harbor facility. During the nine months ended these decreases were further offset by an asset impairment charge of $15.1 million on our legacy assets related to our discontinued coal mining business included in Corporate and Other.
Interest Expense, Net. Interest expense, net was $11.9 million and $12.1 million for the three months ended September 30, 2014 and 2013, respectively, and $51.1 million and $40.0 million for the nine months ended September 30, 2014 and 2013, respectively. Comparability between periods was impacted by the financing activities previously discussed.
Income Taxes. We recorded an income tax expense from continuing operations of $7.5 million in the three months ended September 30, 2014 compared to income tax expense of $1.5 million for the corresponding period of 2013. The increase was due primarily to higher overall earnings, as well as lower nonconventional fuel tax credits for the three months ended September 30, 2014, which expired in 2013. We recorded an income tax expense of $5.0 million in the nine months ended September 30, 2014 compared to income tax expense of $10.0 million for the corresponding period of 2013. The decrease was due primarily to lower overall earnings nine months ended September 30, 2014, as well as the enacted reduction in Indiana statutory tax rate.

Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. In the three months ended September 30, 2014 and 2013, we recognized a loss from equity method investment of $1.5 million and $2.3 million and $3.0 million and $2.5 million in the nine months ended September 30, 2014 and 2013, respectively. Performance in the period was affected by a weak coke pricing environment due to the impact of Chinese coke imports. The three and nine months ended September 30, 2013 also include foreign exchange losses on coal purchases of $2.4 million.
Loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax were $18.5 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively, and $66.1 million and $11.2 million for the nine months ended September 30, 2014 and 2013, respectively. These increases in losses were primarily driven by an asset and goodwill impairment recorded during the second quarter of 2014 of $43.5 million, net of a $44.5 million tax benefit, as well as an additional asset valuation impairment recorded during the third quarter of 2014 of $10.0 million, net of a $6.4 million tax benefit.
Further increasing loss on discontinued operations, net of tax was the decline in the average coal sales price of $18 per ton in both the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Partially offsetting these losses were decreases in cash production costs of $5 per ton and $8 per ton for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. Additionally, we ceased depreciation on our assets upon held for sale classification in the third quarter of 2014. Depreciation expense recorded in our discontinued operations was $0.3 million and $4.5 million during the three and nine months ended September 30, 2014, respectively, and $9.6 million and $13.0 million during the three and nine months ended September 30, 2013, respectively.
Noncontrolling Interest. Income attributable to noncontrolling interest was $10.0 million and $6.1 million for the three months ended September 30, 2014 and 2013, respectively, and $14.6 million and $17.4 million for the nine months ended September 30, 2014 and 2013, respectively. Comparability between periods is impacted by the Drop-Down activities previously discussed.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$349.9	$364.8	$1,027.9	$1,168.8
Brazil Coke	8.9	8.2	27.2	25.9
Coal Logistics	8.7	0.1	28.1	0.1
Coal Logistics intersegment sales	4.9	1.0	13.6	1.0
Corporate and other intersegment sales	4.3	4.8	14.0	12.6
Elimination of intersegment sales	(9.2)	(5.8)	(27.6)	(13.6)
Total sales and other operating revenue	$367.5	$373.1	$1,083.2	$1,194.8
Adjusted EBITDA (1):
Adjusted EBITDA from continuing operations:
Domestic Coke	72.4	64.3	183.5	186.7
Brazil Coke	2.5	1.5	6.7	4.7
India Coke	(1.3)	(2.1)	(1.7)	(1.3)
Coal Logistics	3.8	0.7	10.9	0.7
Corporate and Other	(9.4)	(13.3)	(31.5)	(31.8)
Total Adjusted EBITDA from continuing operations	$68.0	$51.1	$167.9	$159.0
Legacy costs, net	(0.9)	(0.3)	(3.8)	(1.9)
Adjusted EBITDA from discontinued operations	(3.2)	(0.1)	(6.1)	(1.7)
Adjusted EBITDA	$63.9	$50.7	$158.0	$155.4
Coke Operating Data:
Domestic Coke capacity utilization (%)	102	101	98	101
Domestic Coke production volumes (thousands of tons)	1,090	1,081	3,092	3,213
Domestic Coke sales volumes (thousands of tons)(2)	1,074	1,084	3,081	3,216
Domestic Coke Adjusted EBITDA per ton(3)	$67.41	$59.32	$59.56	$58.05
Brazilian Coke production—operated facility (thousands of tons)	431	221	1,097	654
Indian Coke sales (thousands of tons)(4)	77	97	285	149
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,772	136	14,736	136
Coal Logistics Adjusted EBITDA per ton handled(5)	$0.80	$5.15	$0.74	$5.15

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Excludes 22 thousand tons of cosigned coke sales in the nine months ended September 30, 2013.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $14.9 million, or 4.1 percent, to $349.9 million for the three months ended September 30, 2014 compared to $364.8 million for the three months ended September 30, 2013. The decrease was mainly due to the pass-through of lower coal prices, which contributed $22.9 million to the decrease. Slightly lower volumes of 10 thousand tons decreased revenues by $1.7 million. These decreases were partly offset by $3.7 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Higher reimbursable operating and maintenance costs also increased revenues by $4.4 million. The remaining increase of $1.6 million was primarily related to sales discounts given in the prior year which expired in 2013.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $8.1 million, or 12.6 percent, to $72.4 million for the three months ended September 30, 2014 compared to $64.3 million in the same period of 2013. This increased Adjusted EBITDA is the result of $3.7 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. Additionally, improved coal-to-coke yields increased Adjusted EBITDA by $1.2 million over the same period of the prior year. The remaining increase of $3.2 million was primarily related to a higher operating and maintenance cost reimbursement rate, slightly offset by the 10 thousand ton decrease in volume, decreasing adjusted EBITDA $0.2 million.
Depreciation and amortization expense, which was not included in segment profitability, increased $2.5 million to $19.3 million in the three months ended September 30, 2014 compared to $16.8 million in the same period of 2013, primarily due to additional depreciation taken at our Indiana Harbor facility. We revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $3.0 million, or $0.04 per share, during the three months ended September 30, 2014 and $1.7 million, or $0.02 per share, during the three months ended September 30, 2013.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $0.7 million, or 8.5 percent, to $8.9 million for the three months ended September 30, 2014 compared to $8.2 million for the same period of 2013. While volumes increased by 210 thousand tons, revenues stayed fairly consistent due to the minimum guarantee fee arrangement that we have with our customer, which impacted prior year revenues.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $1.0 million, or 66.7 percent, to $2.5 million for the three months ended September 30, 2014 as compared to $1.5 million for the same period of 2013 driven by an increase in volume of 210 thousand tons and foreign currency impacts.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our share of Adjusted EBITDA improved during the three months ended September 30, 2014 by $0.8 million to losses of $1.3 million from losses of $2.1 million during the same period in the prior year. Performance in the period continued to be affected by several factors including a weak coke pricing environment due to increased Chinese coke imports, which are anticipated to continue throughout 2014. The prior year period included $2.4 million of foreign exchange losses.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue were $13.6 million for the three months ended September 30, 2014 compared to $1.1 million for the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.

Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $3.8 million for the three months ended September 30, 2014 compared to $0.7 million in the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Depreciation and amortization expense, which was not included in segment profitability, was $2.0 million in the three months ended September 30, 2014 compared to $0.2 million in the same period of 2013, primarily due to additional depreciation associated with KRT, which was acquired October 1, 2013. Comparison between periods was impacted by timing of acquisitions.
Corporate and Other
Corporate expenses decreased $3.9 million to $9.4 million for the three months ended September 30, 2014 compared to $13.3 million in the same period of 2013. Prior year corporate costs included $2.4 million of acquisition expense associated with the formation of our Coal Logistics segment. The remaining decrease is primarily due to the reduction in workforce at our Corporate headquarters earlier in 2014.
Depreciation and amortization expense, which was not included in segment profitability, was $1.1 million in the three months ended September 30, 2014 compared to $1.7 million in the same period of 2013 and includes depreciation expense on certain assets that were previously reported as part of our Coal Mining segment and are expected to be retained after the sale or disposal of our coal operations.
Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $140.9 million, or 12.1 percent, to $1,027.9 million for the nine months ended September 30, 2014 compared to $1,168.8 million for the nine months ended September 30, 2013. The decrease was mainly due to the pass-through of lower coal prices, which contributed $127.5 million to the decrease. Excluding Indiana Harbor, lower overall volumes of 60 thousand tons, due primarily to severe winter weather during the first quarter of the year, decreased revenues by $20.3 million at our domestic cokemaking operations, excluding Indiana Harbor. Volumes at our Indiana Harbor facility decreased 75 thousand tons, lowering revenues by $28.4 million, due primarily to operational inefficiencies caused by weather and the refurbishment project in the first quarter of 2014. These decreases were partly offset by $9.7 million of additional revenues attributable to the increased fixed fee component included in the extension of the Indiana Harbor coke sales agreement effective October 1, 2013. The decrease was further offset by higher reimbursable operating and maintenance costs and lower sales discounts of $22.1 million and $6.2 million, respectively. The remaining decrease of $2.7 million was primarily related to lower reimbursable transportation costs.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.2 million, or 1.7 percent, to $183.5 million for the nine months ended September 30, 2014 compared to $186.7 million in the same period of 2013. Results for the nine month period reflect the adverse impact of severe weather conditions in the first quarter of 2014 on coke volumes and coal-to-coke yields across the entire cokemaking fleet. Excluding Indiana Harbor, Domestic Coke volumes decreased 60 thousand tons as compared to the prior year period. This decrease in volumes and the impact of lower coal-to-coke yields lowered Adjusted EBITDA by $5.6 million and $4.6 million, respectively. Volumes at our Indiana Harbor facility decreased 75 thousand tons due primarily to operational inefficiencies caused by weather and the refurbishment project in the first quarter of 2014 lowered Adjusted EBITDA by $6.9 million. This decrease was partially offset by the increased contractual fixed fee at Indiana Harbor and improved coal-to-coke yields, resulting in additional Adjusted EBITDA of $9.7 million and $0.8 million, respectively. The remaining change of $3.4 million was primarily related to lower allocated corporate costs.
Depreciation and amortization expense, which was not included in segment profitability, increased $8.5 million to $60.9 million in the nine months ended September 30, 2014 compared to $52.4 million in the same period of 2013, primarily due to capital expenditures related to the refurbishment as well as additional depreciation taken at our Indiana Harbor facility. We revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $12.4 million, or $0.18 per share, during the nine months ended September 30, 2014 and $9.0 million, or $0.13 per share, during the nine months ended September 30, 2013.

Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $1.3 million, or 5.0 percent, to $27.2 million for the nine months ended September 30, 2014 compared to $25.9 million for the same period of 2013, driven primarily by an increase in volume of 443 thousand tons.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $2.0 million to $6.7 million for the nine months ended September 30, 2014 as compared to $4.7 million for the same period of 2013 driven by an increase in volume of 443 thousand tons and foreign currency impacts.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013 and as such, the nine month periods are not comparable. Our share of Adjusted EBITDA during the nine months ended September 30, 2014 was a loss of $1.7 million compared to a loss of $1.3 million during the prior year period. Performance in the period continued to be affected by several factors including a weak coke pricing environment due to increase Chinese coke imports, which are anticipated to continue throughout 2014. The prior year period was also impacted by foreign exchange losses of $2.4 million.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased were $41.7 million for the nine months ended September 30, 2014 compared to $1.1 million for the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $10.9 million for the nine months ended September 30, 2014 compared to $0.7 million in the corresponding period of 2013. Comparison between periods was impacted by timing of acquisitions.
Depreciation and amortization expense, which was not included in segment profitability, was $5.6 million for the nine months ended September 30, 2014 compared to $0.2 million in the prior period. Comparison between periods was impacted by timing of acquisitions.
Corporate and Other
Corporate expenses decreased $0.3 million to $31.5 million for the nine months ended September 30, 2014 compared to $31.8 million in the same period of 2013. Prior year corporate costs included $2.4 million of acquisition costs associated with the formation of our Coal Logistics segment while the current year period includes costs related to the Drop-Down transaction and the reduction in workforce at our corporate headquarters.
Depreciation expense, which was not included in segment profitability, decreased $0.5 million to $4.1 million in the nine months ended September 30, 2014 compared to $4.6 million in the same period of 2013 and includes depreciation expense on certain assets that were previously reported as part of our Coal Mining segment and are expected to be retained after the sale or disposal of our coal operations.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of September 30, 2014, we had $114.8 million of cash and cash equivalents and $397.8 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our planned operations, including capital expenditures, stock repurchases, and dividend payments.
On October 23, 2014, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014. This is the first cash dividend to be paid to shareholders in the Company's history.
In conjunction with the closing of the Drop-Down, the Partnership amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019, which is included in the consolidated borrowing capacity above.

The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At September 30, 2014, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which nearly 1.8 million shares were repurchased.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a variable term forward share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In exchange for up-front payments, the financial institutions delivered shares of the Company’s common stock at the end of the purchase period, which was subsequent to the end of the quarter. The up-front payments were accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, were determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during the period. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program. The share repurchase program met all of the applicable criteria for equity classification.
On August 5, 2014, the Partnership entered into an Equity Distribution Agreement (the “Equity Agreement”) with Wells Fargo Securities, LLC (“Wells Fargo”). Pursuant to the terms of the Equity Agreement, the Partnership may sell from time to time through Wells Fargo, the Partnership’s common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Sales of the common units, if any, will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange at market prices, in block transactions, or as otherwise agreed by the Partnership and Wells Fargo, by means of any other existing trading market for the common units or to or through a market maker other than on an exchange. The common units will be issued pursuant to the Partnership’s existing effective shelf registration statement.
Under the terms of the Equity Agreement, the Partnership also may sell common units to Wells Fargo as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to Wells Fargo as principal would be pursuant to the terms of a separate terms agreement between the Partnership and Wells Fargo. The Partnership intends to use the net proceeds from any sales pursuant to the Equity Agreement, after deducting Wells Fargo’s commissions and the Partnership’s offering expenses, for general partnership purposes, which may include repaying or refinancing all or a portion of the Partnership’s outstanding indebtedness and funding working capital, capital expenditures or acquisitions.
During the third quarter of 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Net cash provided by continuing operating activities	$74.1	$100.8
Net cash used in continuing investing activities	(102.5)	(183.5)
Net cash (used in) provided by continuing financing activities	(70.0)	133.9
Net decrease in cash and cash equivalents from discontinued operations	(20.4)	(21.6)
Net (decrease) increase in cash and cash equivalents	$(118.8)	$29.6
Cash Flows from Continuing Operating Activities
For the nine months ended September 30, 2014, net cash provided by operating activities was $74.1 million compared to $100.8 million in the corresponding period of 2013. The decrease in operating cash flow was primarily attributable to weaker operational performance due in part to severe weather in the first quarter of 2014 and a decrease in working capital largely due to timing of accounts payable and higher inventory levels.
Cash Flows from Continuing Investing Activities
Cash used in investing activities of $102.5 million decreased $81.0 million for the nine months ended September 30, 2014, as compared to the corresponding period of 2013. The prior year period included expenditures of $67.7 million for our investment in the Indian joint venture as well as $28.6 million for our acquisition of Lake Terminal. Capital expenditures were $15.3 million higher in the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher environmental remediation capital expenditures partially offset by higher Indiana Harbor refurbishment capital expenditures in the prior year period. For a more detailed discussion of our capital expenditures see "Capital Requirements and Expenditures" below.
Cash Flows from Continuing Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities was $70.0 million compared to $133.9 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, we received net proceeds of $90.5 million from the issuance of common units in SunCoke Energy Partners, L.P. to common unit holders, $88.7 million of which was received during the second quarter of 2014 from the issuance of 3,220,000 common units in connection with the Drop-Down with the balance related to issuances under our Equity Distribution Agreement. We also received $268.1 million from the issuance of Partnership Notes.
These cash inflows were partially offset by the repayment of $276.5 million of long term debt, including a market premium of $11.4 million to complete the tender certain debt, and debt issuance costs of $5.8 million. We also had a net repayment on the revolving facility of $40 million and paid $85.1 million for the repurchase of common stock, $75.0 million of which was a prepayment for the variable term forward share repurchase agreement for which shares were delivered in October 2014. During the nine months ended September 30, 2014, the Partnership paid quarterly cash distributions of $23.4 million to public unitholders of the Partnership. On October 21, 2014 we declared a quarterly cash distribution of $0.5275 per unit. This distribution will be paid on November 28, 2014 to unitholders of record on November 14, 2014.
During the nine months ended September 30, 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P. and $150.0 million from the issuance of the Partnership Notes. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.9 million, the repurchase of shares for $10.9 million and cash distributions to noncontrolling interest of $12.0 million.
Cash Flows from Discontinued Operations
Cash used in our discontinued operations of $20.4 million and $21.6 million was comparable between the nine months ended September 30, 2014 and 2013, respectively.
Capital Requirements and Expenditures
Our operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The level of future capital expenditures will depend on various factors, including market conditions and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditure levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
Ongoing capital	$36.2	$21.8
Environmental remediation capital	40.2	14.7
Expansion capital(1):
Indiana Harbor	23.3	50.7
Potential Kentucky Facility	2.8	—
Total capital expenditures from continuing operations	$102.5	$87.2
Ongoing capital from discontinued operations	4.7	8.4
Total	$107.2	$95.6

(1)	Excludes the investment in VISA SunCoke
Our total capital expenditures for 2014 are expected to be $128 million, down from our prior estimate of $138 million, driven primarily by an $8 million decrease in coal mining capital expenditures. Our capital expenditures from continuing operations for 2014 are expected to be approximately $120 million, which excludes expenditures related to a potential new Kentucky facility. Included in our capital expenditures for 2014 is approximately $50 million of ongoing capital expenditures, which includes approximately $14 million to replace oven floors and sole flues on ovens at Indiana Harbor. Ongoing capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives. Ongoing capital expenditures also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred. We anticipate spending approximately $125 million in environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. During 2012 and 2013, we spent $33 million related to these projects. During 2014, we have spent approximately $40 million and we anticipate spending approximately $5 million in remainder of the year. The remaining $47 million is expected to be spent during the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering and the Drop-Down are being used to fund $74 million of certain identified environmental remediation projects. In addition, as a part of our capital expansion, we anticipate spending approximately $25 million in 2014 to complete the refurbishment of the Indiana Harbor.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2014. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 28, 2014 for a summary of these policies.

Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company early adopted this ASU during the third quarter of 2014.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
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
Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, costs related to exiting our Coal business, sales discounts and the interest, taxes, depreciation, depletion and amortization attributable to our equity method investment. EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Adjusted EBITDA from continuing operations equals consolidated Adjusted EBITDA less Adjusted EBITDA from discontinued operations less Legacy costs.
Adjusted EBITDA from discontinued operations equals coal business Adjusted EBITDA excluding corporate cost allocation attributable to coal, costs related to exiting our coal business and certain retained coal-related costs reclassified as Legacy costs.
Legacy costs equals royalty revenues, coal pension/other post-employment benefits, coal workers' compensation, black lung, prep. plant and certain other coal-related costs that we expect to retain after sale of the coal business.
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
Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.7	$40.8	$116.0	$126.4
Add: Adjusted EBITDA attributable to noncontrolling interests (1)	18.2	9.9	42.0	29.0
Adjusted EBITDA	$63.9	$50.7	$158.0	$155.4
Subtract:
Adjusted EBITDA from discontinued operations	(3.2)	(0.1)	(6.1)	(1.7)
Legacy costs, net	(0.9)	(0.3)	(3.8)	(1.9)
Adjusted EBITDA from continuing operations	$68.0	$51.1	$167.9	$159.0
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	0.3	0.3	2.4	1.3
Depreciation and amortization expense	22.5	18.8	70.9	57.5
Interest expense, net	11.9	12.1	51.1	40.0
Income tax expense	7.5	1.5	5.0	10.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(3)	—	2.2	(0.5)	5.7
Asset impairment	—	—	15.1	—
Legacy costs, net	0.9	0.3	3.8	1.9
Income from continuing operations	$24.9	$15.9	$20.1	$42.6
Loss from discontinued operations, net of tax(4)	(18.5)	(3.6)	(66.1)	(11.2)
Net income (loss)	$6.4	$12.3	$(46.0)	$31.4

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects estimated share of interest, taxes, depreciation and amortization related to VISA SunCoke.

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

(4)
Below is a reconciliation of Adjusted EBITDA from discontinued operations (unaudited) to loss from discontinued operations, net of tax, which is its most comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
(4)Adjusted EBITDA from discontinued operations	$(3.2)	$(0.1)	$(6.1)	$(1.7)
Subtract:
Depreciation and depletion from discontinued operations	0.3	4.4	9.5	13.0
Interest from discontinued operations	—	—	—	—
Income tax benefit from discontinued operations	(1.4)	(0.9)	(53.9)	(3.5)
Asset and goodwill impairment from discontinued operations	16.4	—	104.4	—
Loss from discontinued operations, net of tax	$(18.5)	$(3.6)	$(66.1)	$(11.2)

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. This new and larger program supersedes and replaces the Company’s previous share repurchase program implemented in February 2012, under which nearly 1.8 million shares were repurchased.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a variable term forward share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In exchange for up-front payments, the financial institutions delivered shares of the Company’s common stock at the end of the purchase period, which was subsequent to the end of the quarter. The up-front payments were accounted for as a reduction to shareholders’ equity in the Company’s Consolidated Balance Sheet. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, were determined at the end of the purchase period based on the volume weighted-average price of the Company’s common stock during the period. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program. The share repurchase program met all of the applicable criteria for equity classification.

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

10.1*
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates.

10.2*†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014.

10.3*	Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, filed with the Securities and Exchange Commission on October 28, 2014, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	October 28, 2014	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)