Form 10-K
period 2014-12-31
SunCoke Energy, Inc.
filed 2015-02-24
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
The aggregate market value of Common Stock (based upon the June 30, 2014, closing price of $21.50 on the New York Stock Exchange) held by non-affiliates was approximately $1,483,508,514.
The number of shares of common stock outstanding as of February 20, 2015 was 66,309,471.
Portions of the SunCoke Energy, Inc. 2015 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer. We have a preferred stock investment in the project company that owns this facility, which has approximately 1.7 million tons of annual cokemaking capacity. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"), which has cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing the environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties and VISA SunCoke sells steam to VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We own and operate coal mining operations in Virginia and West Virginia with more than 110 million tons of proven and probable reserves at December 31, 2014. In 2014, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal. We are pursuing the exit of our coal mining business and have presented the results of our coal operations as discontinued operations and held for sale in the consolidated financial statements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through operations in West Virginia and Kentucky.
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
Formation of a Master Limited Partnership and Dropdown Transactions
On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units of limited partner interests in the Partnership in exchange for $231.8 million of net proceeds (the "Partnership offering"). The key assets of the Partnership at the time of formation were a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities.     In 2014, we contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own a 2.0 percent general partner interest in the Partnership, all of the incentive distribution rights, and a 54.1 percent limited partner interest in the Partnership. Upon the closing of the Haverhill and Middletown Dropdown transaction, public unitholders held a 43.9 percent interest in the Partnership, which is reflected as a noncontrolling interest in the consolidated financial statements.
Subsequent to year end, on January 13, 2015, we contributed a 75 percent interest in the Granite City cokemaking facility to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest will continue to be owned by SunCoke Energy. Subsequent to the Granite City Dropdown, we own the general partner of the Partnership, which consists of 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership is held by public unitholders.
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
For additional information regarding our business segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 25 to our consolidated financial statements.

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
We are a technological leader in cokemaking. We believe our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities.
According to CRU, a leading publisher of industry market research, total coke consumption in the U.S. and Canada was an estimated 15.9 million tons in 2013. Approximately 93 percent of demand, or 14.9 million tons, was for blast furnace steelmaking operations and the remaining 7 percent was for foundry and other non-steelmaking operations. CRU expects annual blast furnace steelmaking coke demand in the U.S. and Canada to grow by 1 million tons, or 8 percent, by 2017 driven by a recovery in steel demand over the same time period.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. According to CRU and company estimates, there is approximately 15.0 million tons of captive cokemaking capacity in the U.S. and Canada. The average age of capacity at these facilities, excluding SunCoke's facilities, is 40 years old, with 26 percent of capacity coming from facilities over 40 years old. As these cokemaking facilities continue to age, they will require replacement, providing us with potential investment opportunities.

Substantially all our coke sales are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America and each of which individually accounts for greater than ten percent of our consolidated revenues. These coke sales agreements have an average remaining term of approximately ten years and contain pass-through provisions for costs we incur in the cokemaking process, including coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation.
The take-or-pay provisions in our coke sales agreements require that our customers either take all of our coke production up to a specified tonnage or pay the contract price for any such coke they elect not to accept. To date, our customers have satisfied their obligations under these agreements. With the exception of our Jewell cokemaking facility, where we mine our own coal, all of our current coke sales agreements also provide for the pass-through of actual coal costs on a delivered basis, subject to meeting contractual coal-to-coke yields. The coal cost component of the coke price under the Jewell coke sales agreement reflects a market price for coal based upon third-party coal purchases under our Haverhill contract with ArcelorMittal. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees based upon the level of production required by our customer and include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend. In recent years, we have reduced production at our Brazilian cokemaking facility at the request of our customer. This decrease to production in prior years did not impact our ability to receive our preferred dividend. In 2014, production returned to historical levels.
Our joint venture investment in VISA SunCoke, located in Odisha, India, generates earnings through heat recovery cokemaking and the associated steam generation units. VISA SunCoke's cokemaking process utilizes heat recovery technology developed in China and has an operating capacity of 440 thousand tons. Our India joint venture strives to sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production sold in the spot market. While VISA SunCoke continues to operate well and has mitigated foreign currency risk, the joint venture has faced a number of coke business headwinds including restrictions on iron ore mining, which had limited steel production, but were recently lifted, and a continuing weak coke pricing environment due to increased Chinese coke imports.
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
Discontinued Coal Mining Operations
Our underground metallurgical coal mining operations are located near our Jewell cokemaking facility. Coal mining production was 1.2 million tons in 2014. In 2014, 65 percent of the coal was used by our Jewell cokemaking facility, 17 percent was used at our other domestic cokemaking facilities, and the remaining 18 percent was sold to third parties. Intersegment coal revenues for sales to our Domestic Coke segment are based on prices that third parties, or coke customers of our Domestic Coke segment, have agreed to pay for our coal and approximate the market price for the applicable quality of metallurgical coal. Most of the coal sales to these third parties and facilities are under contracts with one year terms, and, as a result, coal revenues lag the market for spot coal prices.
In 2011, we engaged Marshall Miller & Associates, Inc., a leading mining engineering firm, to conduct a comprehensive study to determine our proven and probable reserves for our coal mines. This study determined that we controlled proven and probable coal reserves of approximately 114 million tons as of December 31, 2011. Since 2011, we estimate that we have mined approximately 4 million tons of coal from these proven and probable reserves. At December 31, 2014, we control proven and probable coal reserves of approximately 110 million tons, including approximately 19 million tons of proven and probable coal reserves at our Harold Keene Coal Companies ("HKCC") located in Russell and Buchanan Counties in Virginia, contiguous to our existing metallurgical coal mining operations. We control a significant portion of our coal reserves through private leases. Substantially all of the leases are “life of mine” agreements that extend our mining rights until all reserves have been recovered. These leases convey mining rights to us in exchange for royalties and/or fixed fee payments.

On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business.  Concurrent with this authorization, the coal mining operations were, and continue to be, reflected as discontinued operations and the related net assets are presented as held for sale in the Company’s consolidated financial statements. The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation. Certain legacy coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group, and therefore are reported as continuing operations in Corporate and Other, along with their related costs.
During 2014, the Company recorded total impairment charges related to the coal business of $150.3 million, including both long-lived asset and goodwill impairment charges as well as valuation impairment charges on the disposal group, which is stated at fair value less costs to sell. Of these total charges, $133.5 million, or $81.9 million, net of tax, was related to the disposal group and was recorded in loss from discontinued operations, net of tax. The remaining $16.8 million impairment charge related to the coal preparation plant, which was considered a legacy asset, and was recorded in asset impairment on the Consolidated Statement of Operations.
We have been actively marketing the sale of the coal mining business but believe the increasingly difficult coal pricing environment impeded the sale of the entire coal business in 2014, although we did execute a definitive agreement to sell HKCC in the fourth quarter of 2014. We will continue to pursue the sale of the remaining coal mining business in 2015. To help minimize losses, while still providing a cost effective and reliable supply of coal to our Jewell cokemaking facility, we implemented a coal rationalization plan in December 2014. Under the coal rationalization plan, we will source a portion of the coal from external coal suppliers and will implement a contract mining model, which will use contract miners to mine our coal reserves. As part of this coal rationalization plan, we will idle various mines and reduce production by approximately 50 percent, transition coal washing activities to a third party provider and eliminate nearly 400 coal mining positions, for which the Company has recorded $11.3 million in severance costs in 2014. We anticipate these actions will be completed in the first half of 2015.
The Company currently estimates that it will incur total pre-tax exit and disposal costs in the range of $20 million to $23 million, including employee severance and other one-time costs to idle mines of approximately $12 million to $15 million and contract termination costs of approximately $8 million.  The Company has recorded $12.5 million in employee-related costs, including the severance discussed above and $1.2 million of retention packages, and $6.0 million in contract termination costs in 2014. These total costs of $18.5 million, or $11.3 million, net of tax, are included in loss from discontinued operations, net of tax on the Consolidated Statement of Operations.  The Company expects to record the remaining exit and disposal costs in 2015. The foregoing are estimates and the total actual costs relating to these actions will be recorded when the Company has finalized the sale/disposition plan.
The Company also plans to decommission the existing coal preparation plant and utilize third parties for coal washing, resulting in approximately $7.7 million of depreciation of the preparation plant assets expected to be recorded during 2015. Utilizing the former site of the preparation plant, we plan to install additional coal handling and storage facilities to enable third-party coal purchases for our Jewell cokemaking facility. The anticipated impact to our Jewell cokemaking facility of the separation from our coal business is estimated to be approximately $7.5 million annually, primarily due to coal blending and handling costs, higher purchased coal tons due to coal moisture levels and incremental employee costs. On a consolidated basis, assuming current market conditions, we anticipate these actions will result in annual run-rate cash and Adjusted EBITDA savings of approximately $20 million by late 2015.
Seasonality
Our revenues in our cokemaking business are tied to long-term take-or-pay contracts and as such, are not seasonal. However, our profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather in the winter months may also challenge our operations in the first quarter.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. Except for our Jewell cokemaking facility, where we internally supply a substantial amount of the metallurgical coal from our coal mining operations discussed above, most of the metallurgical coal used to produce coke at our domestic cokemaking facilities is purchased from third parties. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our domestic cokemaking facilities without any significant disruption in coke production.
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.3 million tons of metallurgical coal in 2014. Additionally, our discontinued coal mining business mined 1.2 million tons and purchased 0.5 million tons, of which 1.4 million tons were used by our Domestic Coke segment and 0.3 million tons were sold to third parties.
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
Transportation and Freight
For inbound transportation of coal purchases, our facilities that access a single rail provider have long-term transportation agreements, and where necessary, coal-blending agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales to subsidiaries of ArcelorMittal from our Jewell and Haverhill 1 cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements held by us. All delivery costs are passed through to the customers. Sales to AK Steel from our Haverhill 2 cokemaking facility are made with the customer arranging for transportation. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace. All transportation and freight costs in our Coal Logistics segment are paid by the customer directly to the transportation provider.
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
At Indiana Harbor and Vitória, Brazil, where we do not own 100 percent of the entity owning the cokemaking facility, we have licensing agreements in place for the entity’s use of our technology. At Indiana Harbor, we receive no payment for the licensing rights. At Vitória, we receive a licensing fee that is payable in conjunction with the operation of the facility. We expect the Brazilian licensing agreement to continue through at least 2022.  At VISA SunCoke, our joint venture with VISA Steel in India, our technology is not currently in use, but the parties have agreed to enter into a license agreement should our technology be used in the future.
In conjunction with the formation of the Partnership, we are party to an omnibus agreement which grants the Partnership a royalty-free license to use the name “SunCoke” and related trademarks. Additionally, the omnibus agreement grants the Partnership a non-exclusive right to use all of our current and future cokemaking and related technology necessary for their operations.
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Indian, Colombian and Ukrainian producers among others.
Current production from our domestic cokemaking business and Brazil is largely committed under long-term contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity as well as the sale of coke in the spot market. Our India joint venture strives to sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production sold in the spot market. The principal competitive factors affecting our cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Competitors include by-product coke oven engineering and construction companies, as well as merchant coke producers. Specifically, Chinese and Indian companies have designed and built heat recovery facilities in China, India and Brazil for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally.

In the past there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace.  While none have proven commercially viable thus far, we monitor the development of competing technologies carefully.  We monitor ferrous technologies, such as direct reduction iron production ("DRI"), as these could indirectly impact our blast furnace customers.  Furthermore, new alternative iron making technologies could impact future projects in iron pellets and DRI.
We believe we are well-positioned to compete with other coke producers. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce as well as ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.
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
Employees
As of December 31, 2014, we have approximately 1,202 employees in the U.S. Approximately 26 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers under various contracts. Additionally, approximately 2 percent of our domestic employees are represented by the International Union of Operating Engineers. On August 16, 2014, we reached a new three year labor agreement for our Granite City location, which will expire on August 31, 2017. The labor agreements at our Indiana Harbor and Haverhill cokemaking facilities expire on August 31, 2015 and October 31, 2015, respectively. As of December 31, 2014, we have approximately 278 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2015. We will be working on the renewal of these agreements in 2015 and do not anticipate any work stoppages.
Arrangements and Transactions Between Sunoco and SunCoke Energy, Inc.
In connection with the IPO, SunCoke Energy and Sunoco entered into certain agreements that effected the Separation, provided a framework for our relationship with Sunoco after the separation and provided for the allocation between SunCoke Energy and Sunoco of Sunoco’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation.
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
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled, and the U.S. Environmental Protection Agency ("EPA") also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations.

•
Air quality. Our cokemaking facilities employ Maximum Available Control Technology (“MACT”) standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. In an attainment area, the facility must install air pollution control equipment or employ Best Available Control Technology (“BACT”). In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (“LAER”) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In December 2014, the EPA proposed a new and more stringent NAAQS for ozone. This proposal will undergo public comment. These new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) additional areas of the country may become designated as non-attainment areas. Facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”).

•
The EPA adopted a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs (primarily carbon dioxide from our facilities), but the database and additional guidance may be enhanced in the future.

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

•
Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The material from periodic cleaning of heat recovery steam generators is disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste.

•
U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the affected species. Based on the species that have been designated as endangered or threatened on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.

•
Permitting Process for Coal Mining Operations. The U.S. coal mining permit application process is initiated by collecting baseline data to adequately assess and model the pre-mine environmental condition of the permit area, including geologic data, soil and rock structures, cultural resources, soils, surface and ground water hydrology, and coal that we intend to mine. We use this data to develop a mine and reclamation plan, which incorporate provisions of the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), state programs and complementary environmental programs that impact coal mining. The permit application includes the mine and reclamation plan, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and

Enforcement’s (“OSM’s”) Applicant Violator System. Once a permit application is submitted to the regulatory agency, it goes through a completeness and technical review before a public notice and comment period. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through public hearings and intervention in the courts.

•
Bonding Requirements for Coal Mining Operations Permits. Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. Surety providers are requiring greater amounts of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds or other forms of financial security to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2014, we have posted an aggregate of approximately $46 million in surety bonds or other forms of financial security for reclamation purposes.

Regulation of Operations

•
Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”). The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”); GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The EPA is to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary, but the EPA has yet to publish or propose any residual risk standards; therefore, the impact of potential additional EPA regulation in this area cannot be estimated at this time. The second category of MACT standards applicable to our cokemaking facilities applies to emissions from charging and coke oven doors.

•
Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission (“FERC”) regulates the sales of electricity from our Haverhill and Middletown facilities, including the implementation of the Federal Power Act (“FPA”) and the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The nature of the operations of the Haverhill and Middletown facilities makes each facility a qualifying facility under PURPA, which exempts the facilities and the Company from certain regulatory burdens, including the Public Utility Holding Company Act of 2005 (“PUHCA”), limited provisions of the FPA, and certain state laws and regulation. FERC has granted requests for authority to sell electricity from the Haverhill and Middletown facilities at market-based rates and the entities are subject to FERC’s market-based rate regulations, which require regular regulatory compliance filings.

•
Clean Water Act of 1972. Although our cokemaking facilities generally do not have water discharge permits, the Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters.

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

•
Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund, and similar state laws, responsibility for the entire cost of clean-up of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. In the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator, or a past owner or operator, of facilities at which hazardous substances have been released. Under CERCLA, we may be responsible for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to the EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GSGs under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemakings to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, on June 2, 2014, the EPA announced the Clean Power Plan, which proposes to limit CO2 emissions from existing power plants. The plan proposes a national carbon pollution standard that would, by 2030, cut emissions produced by U.S. power plants by 30% from 2005 levels. The final rule is expected to be issued in mid-summer 2015 and the emission reductions are scheduled to commence in 2020. A legal challenge to the proposed rulemaking has already been filed; other legal challenges are likely. Currently, we do not anticipate these new or existing power plan GHG rules to apply directly to our facilities, the impact of and future GHG-related legislation and regulations on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, actions by the states in implementing these requirements and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

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

Reclamation and Remediation

•
Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee was $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee has been reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under U.S. generally accepted accounting principles, we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2014, we had asset retirement obligation of $14.4 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. Please see Note 17 to our consolidated financial statements for a discussion of the Notices of Violation (“NOVs”) issued by the EPA and state regulators for our Haverhill, Granite City, and Indiana Harbor cokemaking facilities.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2014.
Available Information
We make available free of charge on our website, www.suncoke.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

Executive Officers of the Registrant
Our executive officers and their ages as of February 24, 2015 were as follows:

Name	Age	Position
Frederick A. Henderson	56	Chairman and Chief Executive Officer
Michael J. Thomson	56	President and Chief Operating Officer
Denise R. Cade	52	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Fay West	45	Senior Vice President and Chief Financial Officer
Allison S. Lausas	35	Vice President and Controller
Frederick A. Henderson. Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke Energy, Inc. in December 2010. He also served as a Senior Vice President of Sunoco, Inc. (a transportation fuel provider with interests in logistics) from September 2010 until our initial public offering in July 2011. In July 2012, Mr. Henderson was named Chief Executive Officer and appointed as Chairman of the Board of Directors of SunCoke Energy Partners GP, LLC, the general partner of the publicly traded master limited partnership of which we are the sponsor. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves as chair of the Audit Committee. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation and chair of its Audit Committee. Mr. Henderson previously served as a Director of Compuware Corporation (from 2011-2014), a technology performance company; he served as chair of its Audit Committee and as a member of its Nominating/Governance and Advisory Committees.
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
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in October 2014. Prior to that time, she served as Vice President and Controller of SunCoke Energy, Inc. since February 2011. In addition, Ms. West was named Vice President and Controller and appointed to the Board of Directors of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., in July 2012. Prior to joining SunCoke Energy, Inc., she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001.

Allison S. Lausas. Ms. Lausas was appointed Vice President and Controller of both SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., in October 2014. Ms. Lausas joined SunCoke Energy, Inc. in 2011 and most recently held the role of Assistant Controller. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG, LLP, an audit, advisory and tax services firm, from 2002 to 2011 where she served both public and private corporations in the consumer and industrial markets.

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
Risks Inherent in Our Business and Industry
Unfavorable economic conditions in the U. S. and globally, may cause a reduction in the demand for our products and services, which could adversely affect our cash flows, financial position or results of operations.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could cause reduced demand for our products. Additionally, unfavorable economic conditions, including the potentially reduced availability of credit, may cause reduced demand for steel products or reduced demand for coal, either of which, in turn, could adversely affect demand for our products and services. Such conditions could have an adverse effect on our cash flows, financial position or results of operations.
Adverse developments at our cokemaking, coal logistics and/or coal mining, operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns or additional expenditures, which could have a material adverse effect on our results of operations.
Our cokemaking, coal logistics and coal mining operations are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, blending, storage, terminalling, transloading and/or transportation services to our customers. Adverse developments at our coal mining operations could significantly disrupt our ability to produce and distribute coal. Any sustained disruption at our cokemaking, coal logistics and/or coal mining operations could have a material adverse effect on our results of operations.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking, coal logistics and coal mining operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke.
Assets and equipment critical to the operations of our cokemaking, coal logistics and coal mining operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; installation of safety equipment in our facilities; control of surface subsidence from underground mining; and protection of employee health and safety. Complying with these requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. These requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
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
Our cokemaking, coal logistics and coal mining operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking, coal logistics, and/or coal mining facilities. Non-governmental organizations, environmental groups and individuals have certain statutory rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, our cash flows or profitability could be materially and adversely affected.
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
Divestitures and other significant transactions may adversely affect our business. In particular, if we are unable to realize the anticipated benefits from our current efforts to sell or otherwise dispose of our coal mining business, or are unable to conclude such sale or disposal upon favorable terms, our financial condition, results of operations or cash flows could be adversely affected.
We regularly review strategic opportunities to further our business objectives, and may eliminate assets that do not meet our return-on-investment criteria. We are currently engaged in efforts to sell or otherwise dispose of our coal mining business as part of a strategic review and realignment of our businesses and priorities. If we are unable to complete such sale or other disposal upon favorable terms, or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be adversely affected.
The anticipated benefits of divestitures and other strategic transactions may not be realized, or may be realized more slowly than we expected. Such transactions also could result in a number of financial consequences having a material effect on our results of operations and our financial position, including reduced cash balances; higher fixed expenses; the incurrence of debt and contingent liabilities (including indemnification obligations); restructuring charges; loss of customers, suppliers, distributors, licensors or employees; legal, accounting and advisory fees; and impairment charges.
In connection with our previously announced intention to sell or otherwise dispose of our coal mining business, our coal mining operations have been reflected as discontinued operations and the related net assets are presented as held for sale in our consolidated financial statements. We have recorded impairment charges for the write-down of coal mining assets and related goodwill, and we have incurred, and may continue to incur, significant exit and disposal costs relating to employee separation and retention and contract termination, among other things. In addition, we expect to retain certain legacy coal mining liabilities for black lung, workers' compensation and other post retirement employee benefit obligations.
In the event that a sale of our coal mining business does not occur, we will evaluate the various restructuring options to further rationalize coal production over the near term and potentially cease coal production. At this time, we are unable in good faith to make a determination of an estimate with respect to the charges related to such potential actions. However, any such charges could result in significant additional future cash expenditures.
Our failure to generate significant cost savings from the sale or other disposal of our coal mining business could affect our profitability adversely and weaken our competitive position. Additionally, following a complete exit from the coal mining business, we will be entirely dependent upon third parties for a supply of metallurgical coal adequate for the manufacture of coke at our cokemaking facilities. Our inability to acquire sufficient metallurgical coal at favorable prices, or the failure of our future suppliers to deliver metallurgical coal in accordance with our required specifications, could have a material and adverse impact on our business or results of operations.
We may experience significant risks associated with future acquisitions and/or investments.
The success of our future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. Antitrust and other laws may prevent us from completing acquisitions. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer.
Risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired business, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. Additionally, in the event we form joint ventures or other similar arrangements, we must pay close attention to the organizational formalities and time-consuming procedures for sharing information and making decisions. We may share ownership and management with other parties who may not have the same goals, strategies, priorities, or resources as we do. The benefits from a successful investment in an existing entity or joint venture will be shared among the co-owners, so we will not receive the exclusive benefits from a successful investment. Additionally, if a co-owner changes, our relationship may be materially and adversely affected.
Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales. Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
Our business is dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  Our disaster recovery plans may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
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
Our operations require a reliable supply of equipment and replacement parts. Over the course of the last two to three years, many of the components of our cost of produced coke and coal revenues, including cost of supplies, equipment and labor, have experienced significant price inflation, and such price inflation may continue in the future. Our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected if the costs of production increase significantly and we cannot pass such increases in our costs of production to our customers.
Labor disputes with the unionized portion of our workforce could affect us adversely. Union represented labor creates an increased risk of work stoppages and higher labor costs.
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. A prolonged labor dispute, which may include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our operations, or the stability of production and reduce our future revenues, or profitability. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.
We have implemented recruitment, training and retention efforts to optimally staff our operations. Our ability to operate our business and implement our strategies depends in part on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our executive officers or other key employees or the inability to attract or retain other qualified personnel in the future could have a material adverse effect on our business or business prospects. With respect to our represented employees, we may be adversely impacted by the loss of employees who retire or obtain other employment during a layoff or a work stoppage.
We have obligations for long-term employee plan benefits that may involve expenses that are greater than we have assumed.
We are required to provide various long-term employee benefits to retired employees and current employees who will retire in the future. We have estimated these obligations based on actuarial assumptions described in Note 13 to our consolidated financial statements. However, if our assumptions are inaccurate, we could be required to expend materially greater amounts than anticipated, and this could have a material and adverse effect on our financial condition, results of operations and cash flows.
We currently are, and likely will be, subject to litigation, the disposition of which could have a material adverse effect on our cash flows, financial position or results of operations.
The nature of our operations exposes us to possible litigation claims in the future, including disputes relating to our operations and commercial and contractual arrangements. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to significant environmental and other government regulation, which sometimes results in various administrative proceedings. For information regarding our current significant legal proceedings, see “Item 3. Legal Proceedings.”

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior notes and the credit facilities.
Subject to the limits contained in our credit agreement, the indenture that governs our notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

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
We face substantial debt maturities which may adversely affect our consolidated financial positions.
Over the next six years, including the debt refinancing activities of the January 2015 dropdown, we have approximately $705 million of total consolidated debt maturing at SunCoke and the Partnership (see Note 15 to the consolidated financial statements). We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
Rating agencies may downgrade our credit ratings, which would make it more difficult for us to raise capital and would increase our financing costs.
Any downgrades in our credit ratings may make raising capital more difficult, may increase the cost and affect the terms of future borrowings, may affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities.
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
If a substantial portion of our agreements to supply coke, electricity, and/or steam are modified or terminated, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.
We make substantially all of our coke, electricity and steam sales under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke, energy and steam sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke and energy sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility.
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
We are exposed to specific risks inherent in doing business in countries other than the U.S., which could adversely affect our results of operations and profitability.
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
In recent years, the Indian government's regulation of iron ore production resulted in iron ore scarcity in the state of Odisha, where our cokemaking facilities are located, severely affected Indian steel makers such as our joint venture partner, VISA Steel, that did not have captive mines. Although this regulation has now been effectively repealed, other similar regulation in the future could have, a significant and adverse effect on the profitability of our Indian joint venture.
The Indian steelmaking industry is dependent on imported coking coal, since India has very low reserves of prime coking coal. This has led to a dependence upon expensive imports from countries like Australia. VISA SunCoke Limited, our cokemaking joint venture with VISA Steel in India is dependent on coking coal to support its operations. However, logistical issues, such as port congestion in Australia and lack of other good quality options for sourcing coking coal, is a prime cause of concern. If we are unable to secure adequate supplies of coking coal at reasonable prices, the results of operations of our Indian joint venture could be adversely affected.
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
The Vitória cokemaking facility is owned by a project company controlled by a Brazilian affiliate of ArcelorMittal. We earn income from the Vitória, Brazil operations through licensing and operating fees earned at the Brazilian cokemaking facility payable to us under long-term agreements with the project company and an annual preferred dividend from the project company guaranteed by the Brazilian affiliate of ArcelorMittal. These revenues depend on continuing operations and, in some cases, certain minimum production levels being achieved at the Vitória cokemaking facility. In the past, the Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change monetary, taxation, credit, tariff and other policies to influence Brazil’s economy in the future. If the operations at Vitória cokemaking facility are interrupted or if certain minimum production levels are not achieved, we will not be able to earn the same licensing and operating fees as we are currently earning, which could have an adverse effect on our financial position, results of operations and cash flows.
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
In recent years, significantly increased availability and supply of Chinese coke has exerted downward pressure on the pricing of coke sold by VISA SunCoke, our Indian joint venture. Future increases in exports of coke from China and/or other producing countries may reduce our customers’ demand for coke capacity, which could depress coke prices and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.
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
Our agreements for the supply of coke, energy and/or steam, contain provisions requiring us to supply minimum volumes of our products to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. If future shortfalls occur, we will work with our customer to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or to cover damages, either of which could adversely affect our future revenues and profitability. Our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements.
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
Disruptions to our supply of coal and coal blending services may reduce the amount of coke we produce and deliver, and if we are not able to cover the shortfall in coal supply or obtain replacement blending services from other providers, our results of operations and profitability could be adversely affected.
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
Other than at our Jewell cokemaking facility, we rely on third parties to blend coals that we have purchased into coal blends that we use to produce coke. We have entered into long-term agreements with coal blending service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal blending services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.

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
Our coke production obligations at our Jewell cokemaking facility and one half of our Haverhill cokemaking facility require us to deliver coke to certain customers via railcar. We have entered into long-term rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term, impair our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.
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
Our profitability and the value of our coal reserves depend upon the prices we receive for the coal we sell, and such prices depend upon factors beyond our control, including:

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
Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchasers of our coal under our coal sales agreements, our operating costs could be increased and our results could be materially and adversely harmed. At December 31, 2014, our liabilities for coal workers’ black lung benefits totaled $43.9 million, which included the estimated impact of PPACA. If new laws or regulations increase the number and award size of claims, it could materially and adversely harm our business. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
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

Our ability to pay dividends on our common stock may be limited by restrictive covenants in our debt agreements and by other factors.
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
A person or group could establish a substantial position in SunCoke Energy, Inc. stock.
We do not have a shareholder rights plan which may make it easier for a person or group to acquire a substantial position in SunCoke Energy, Inc. stock. Such person or group may have interests adverse to the interests of our other stockholders.
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

•
The cost of capital for our business may be higher than Sunoco’s cost of capital prior to the Separation. Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a public company separate from Sunoco. The adjustments and allocations we have made in preparing our historical consolidated financial statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity, or what the actual effect of our Separation from Sunoco will be.

Risks Related to Our Master Limited Partnership
We own a significant equity interest in the Partnership.
We own the general partner of the Partnership, which consists of a 2 percent ownership interest and incentive distribution rights, and we currently own a 54.0 percent interest in the Partnership. The Partnership holds a 98 percent interest in each of two entities that own our Haverhill, Ohio and Middletown, Ohio cokemaking facilities and related assets, and also holds a 75 percent interest in the entity that owns our Granite City, Illinois cokemaking facility and related assets. All of the Partnership’s coke sales are made pursuant to long-term take-or-pay agreements, and our financial statements include the consolidated results of the Partnership. The Partnership is subject to operating and regulatory risks which are substantially similar to our own. The occurrence of any of these risks could directly or indirectly affect the Partnership’s, as well as our, financial condition, results of operations and cash flows as the Partnership is a consolidated subsidiary. For additional information about the Partnership, see “Cokemaking Operations” and “Formation of a Master Limited Partnership” in Business and Management’s Discussion and Analysis of Financial Condition and Operating Results (Items 1 and 7), respectively.
We derive a portion of our cash flows from the quarterly cash distributions we receive due to our equity ownership interest in the Partnership.  If the Partnership is unable to generate sufficient cash flow, its ability to pay quarterly distributions to unitholders (including us) at current levels, or to increase its quarterly distributions in the future, could adversely impact our cash position.
The Partnership’s ability to pay quarterly distributions depends primarily on cash flow. The Partnership’s ability to generate sufficient cash from operations is largely dependent upon its ability to successfully manage its business which may be affected by economic, financial, competitive, and regulatory factors beyond the Partnership’s control.  To the extent the Partnership does not have adequate cash reserves, its ability to pay quarterly distributions to its common unitholders (including us) at current levels, or to increase its quarterly distributions in the future, could be adversely affected.  Due to our equity ownership interest in the Partnership, we derive a portion of our cash flows from the quarterly cash distributions we receive.  If we are unable to obtain sufficient funds from the Partnership at current or increased levels, our cash position could be adversely affected.
We are party to an omnibus agreement with the Partnership that exposes us to various risks and uncertainties.
In connection with the initial public offering of the Partnership and the related contribution to the Partnership of an interest in each of our Haverhill, Ohio and Middletown, Ohio cokemaking facilities, we entered into an omnibus agreement with the Partnership. This omnibus agreement was later amended in connection with the contribution to the Partnership of an interest in our Granite City, Illinois cokemaking assets. Pursuant to this omnibus agreement, we have agreed to grant the Partnership preferential rights to pursue certain growth opportunities we identify in the U.S. and Canada and a right of first offer to acquire certain of our cokemaking assets located in the U.S. and Canada for so long as we control the Partnership’s general partner. In addition, pursuant to this agreement, we have agreed, for a period of five years from the closing of the initial public offering, to make the Partnership whole, in certain circumstances, to the extent of a customer’s failure to satisfy its obligations or to the extent a customer’s obligations are reduced. Additionally, pursuant to this agreement, we have agreed to indemnify the Partnership for certain environmental remediation projects costs arising prior to the contribution of the interests in the Haverhill, Ohio, Middletown, Ohio and Granite City, Illinois cokemaking facilities. The omnibus agreement further provides that we will fully indemnify the Partnership with respect to certain tax liabilities arising prior to, or in connection with, the contribution of the interests in the Haverhill, Ohio, Middletown, Ohio and Granite City, Illinois cokemaking facilities, and that we will cure or fully indemnify the Partnership for losses resulting from certain title defects at the properties owned by the Partnership or its subsidiaries. Our obligations and the extent of our exposures that may arise under the omnibus agreement are subject to various contingencies and cannot be estimated with certainty at this time.
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

KY
VA
Jewell Property
McDOWELL COUNTY WV
War
Grundy
McDOWELL COUNTY
TAZEWELL COUNTY
WV
VA
Buchanan County
Tazewell County
BUCHANAN COUNTY
TAZEWELL COUNTY
BUCHANAN COUNTY
RUSSELL COUNTY
Richlands
Active Deep Mine
Active Surface Mine
Preperation Plant or Loading Facility
Jewell Cokemaking Facility
Jewell / Keene Company Offices
Town
Railroad
4 Miles
4 Miles
Harold Keene Property
Honaker

The table below sets forth the proven and probable metallurgical coal reserves at our Jewell coal mining operations as of December 31, 2014:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Hagy	0.30	0.14	0.16	0.04	0.26	—	0.30	0.04	0.26	—	0.30
Middle Splashdam	1.58	1.42	0.16	0.27	1.31	—	1.58	0.27	1.31	—	1.58
Upper Banner	0.52	0.41	0.11	—	0.52	—	0.52	—	0.52	—	0.52
Kennedy	2.70	2.22	0.48	0.06	2.64	—	2.70	0.06	2.64	—	2.70
Red Ash	26.47	16.33	10.14	2.79	23.68	—	26.47	2.79	23.68	—	26.47
Jawbone Rider	7.28	4.27	3.01	0.01	7.27	—	7.28	0.01	7.27	—	7.28
Jawbone (JB30)	40.49	23.88	16.61	8.08	32.41	0.30	40.19	8.08	32.41	—	40.49
Tiller	11.12	7.86	3.26	8.07	3.05	0.03	11.09	8.07	3.05	—	11.12
Grand Total	90.46	56.53	33.93	19.32	71.14	0.33	90.13	19.32	71.14	—	90.46

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, preparation plant efficiency, and moisture factors.

(2)	Amounts may not add to totals due to rounding.
The table below sets forth a summary of the proven and probable metallurgical coal reserves of the HKCC Companies as of December 31, 2014:

	Total Demonstrated Reserves (millions of tons)(1)(2)
	Reserves			Tons by Assignment		Tons by Mining Type		Tons by Permit Status		Tons by Property Control
Seam	Total	Proven	Probable	Assigned	Unassigned	Surface	Deep	Permitted	Not Permitted	Owned	Leased
Lower Banner	2.04	1.15	0.89	2.04	—	0.71	1.33	0.27	1.77	0.03	2.01
Kennedy	3.25	2.82	0.43	3.25	—	0.19	3.06	0.55	2.70	0.04	3.21
Red Ash	4.98	4.52	0.46	4.98	—	—	4.98	—	4.98	—	4.98
Jawbone Rider	7.60	6.76	0.84	7.60	—	—	7.60	—	7.60	—	7.60
Jawbone (JB20-30 & JB 10-30)	1.44	1.43	0.01	1.44	—	—	1.44	—	1.44	—	1.44
Grand Total	19.31	16.68	2.63	19.31	—	0.90	18.41	0.82	18.49	0.07	19.24

(1)	All tons are recoverable, reserve tons utilizing appropriate mine recovery, wash recovery at 1.50 float, and moisture factors.

(2)	Amounts may not add to totals due to rounding.
The table below sets forth the historical amount of coal produced at our coal mining operations:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(thousands of tons)
Company Operated Mines	817	783	867	842	878
Contractor Operated Mines(1)	413	559	609	522	226
Total	1,230	1,342	1,476	1,364	1,104

(1)	These amounts include coal production of the HKCC Companies, which we acquired in January 2011.

Item 3.	Legal Proceedings
The EPA has issued notices of violations, or NOVs, to us for our Haverhill, Granite City, Indiana Harbor cokemaking facilities. The information regarding these NOVs is presented in Note 17 to our consolidated financial statements.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2014.

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
Market Information
Shares of our common stock, which is traded under the stock trading symbol “SXC”, have been trading since July 21, 2011, when our stock was listed on the New York Stock Exchange. The table below provides quarterly price ranges of our common stock, for the two most recent fiscal years, based on the high and low prices from intraday trades.

	2014		2013
	High	Low	High	Low
First Quarter	$23.85	$19.82	$17.47	$16.05
Second Quarter	23.90	19.52	16.41	14.02
Third Quarter	24.57	21.22	17.14	13.71
Fourth Quarter	24.09	17.75	23.16	17.15
Performance Graph
The graph below matches SunCoke Energy, Inc.'s cumulative 41-Month total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from July 21, 2011 to December 31, 2014.
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

Comparison of 41 Month Cumulative Total Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
SunCoke Energy, Inc.
S&P Small Cap 600
Dow Jones U.S. Iron & Steel

Holders
As of February 20, 2015, we had a total of 66,309,471 issued and outstanding shares of our common stock and had 14,756 holders of record of our common stock.
Dividends
On October 23, 2014, the Company's Board of Directors declared a dividend of $0.0585 per share, which was paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014. On February 19, 2015, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on March 26, 2015 to shareholders of record at the close of business on March 5, 2015. Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
Share Repurchase Program
On February 16, 2012, the Company's Board of Directors authorized a program to repurchase an aggregate amount of up to 3,500,000 shares of our common stock through the end of 2015. These repurchases could be made in the open market, through privately negotiated transactions, block transactions or otherwise in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. This program, under which nearly 1.8 million shares were repurchased, was superseded and replaced by a new and larger program discussed below.
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs
	(In millions, except per share amounts)
October 1 – 31, 2014	3,221,760	$23.28	3,221,760	$75,000,000
November 1 – 30, 2014	—	$—	—	$75,000,000
December 1 – 31, 2014	—	$—	—	$75,000,000
For the quarter ended December 31, 2014	3,221,760
On January 28, 2015, under the existing July 2014 share repurchase program authorization, the Company entered into a second share repurchase agreement for the buyback of $20.0 million of our common stock by the end of March 2015, leaving $55.0 million available under the repurchase program. The actual number of shares repurchased will be based on the volume-weighted average share price of our common stock less a pre-determined discount during the term of the agreement.
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
During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement.

Item 6.	Selected Financial Data
The following table presents summary consolidated operating results and other information of SunCoke Energy and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,472.7	$1,585.5	$1,864.7	$1,493.5	$1,325.6
Operating income	$109.8	$136.5	$147.6	$32.0	$172.1
Income from continuing operations	$4.2	$65.6	$82.0	$37.6	$143.1
Less: Net income (loss) attributable to noncontrolling interests	$24.3	$25.1	$3.7	$(1.7)	$7.1
(Loss) income from continuing operations attributable to SunCoke Energy, Inc. / net parent investment	$(20.1)	$40.5	$78.3	$39.3	$136.0
(Loss) earnings from continuing operations attributable to SunCoke Energy, Inc. / net parent investment per common share:
Basic	$(0.29)	$0.58	$1.12	$1.94	$0.56
Diluted	$(0.29)	$0.58	$1.11	$1.94	$0.56
Other Information:
Cash and cash equivalents	$139.0	$233.6	$239.2	$127.5	$40.1
Total assets	$1,998.1	$2,243.9	$2,011.0	$1,941.8	$1,718.4
Total debt	$651.5	$689.1	$723.4	$726.4	$—
SunCoke Energy, Inc. stockholders’ equity / net parent investment	$431.7	$557.4	$539.1	$525.5	$369.5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer. We have a preferred stock investment in the project company that owns this facility, which has approximately 1.7 million tons of annual cokemaking capacity. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"), which has cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing the environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties and VISA SunCoke sells steam to VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We own and operate coal mining operations in Virginia and West Virginia with more than 110 million tons of proven and probable reserves at December 31, 2014. In 2014, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal. We are pursuing the exit of our coal mining business and have presented the results of our coal operations as discontinued operations and held for sale in the consolidated financial statements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.

Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.” As discussed below, our separation (“Separation”) from Sunoco, Inc. (“Sunoco”) was completed in 2012.
Our Separation from Sunoco
On January 17, 2012 (the “Distribution Date”), we became an independent, publicly-traded company following the separation, which occurred in two steps:

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

Formation of a Master Limited Partnership
On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units representing limited partner interests in the Partnership, in exchange for $231.8 million of net proceeds (the "Partnership offering"). The key assets of the Partnership at the time of formation were a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recovery facilities. Upon the closing of the Partnership offering, we owned a 2 percent general partner interest of the Partnership, all the incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership was held by public unitholders and has been reflected in noncontrolling interest on our Consolidated Statement of Operations and Consolidated Balance Sheet since the first quarter of 2013. We are also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
In connection with the closing of the Partnership offering, we entered into an amendment to our Credit Agreement and the Partnership issued $150.0 million of senior notes ("Partnership Notes") and repaid $225.0 million of our Term Loan. For a more detailed discussion see Note 15 to our consolidated financial statements. Pursuant to the dropdown transaction described below, the Partnership's key assets as of December 31, 2014 consisted of a 98 percent interest in the Haverhill and Middletown facilities and 100 percent interest in the coal handling and blending facilities acquired in 2013.
Dropdown Transactions
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own a 2 percent general partner interest in the Partnership, all of the incentive distribution rights, and a 54.1 percent limited partner interest in the Partnership, a decrease from the 55.9 percent interest held at December 31, 2013. Upon the closing of the Haverhill and Middletown Dropdown transaction, public unitholders held a 43.9 percent interest in the Partnership, which is reflected as a noncontrolling interest in the consolidated financial statements. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke's equity of $83.7 million.
Total value received by SunCoke Energy for the Haverhill and Middletown Dropdown included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests. In addition, the Partnership assumed and repaid approximately $271.3 million of our outstanding debt and other liabilities, including paying a market premium of $11.4 million to complete the tender of the senior unsecured notes. The remaining $10.4 million of transaction value consisted of $3.4 million in cash as well as $7.0 million retained by the Partnership to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill.
In conjunction with the Haverhill and Middletown Dropdown, the Partnership closed on the issuance of 3.2 million common units to the public for $88.7 million of net proceeds, completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due

2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014.
The Consolidated Statement of Operations included $18.5 million of costs related to the Haverhill and Middletown Dropdown recorded during 2014, including an $11.4 million market premium to complete the tender of the senior unsecured notes, $4.0 million of debt extinguishment costs, $1.7 million of transaction costs and $1.4 million of incremental interest expense related to changes in debt balances and interest rates.
Subsequent to year end, on January 13, 2015, we contributed a 75 percent interest in the Granite City cokemaking facility to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest will continue to be owned by the Company. The total transaction value of $245.0 million included $50.7 million of Partnership common units issued to the Company and approximately $1.0 million of general partner interests to maintain the general partner’s 2 percent interest in the Partnership. In addition, the Partnership assumed and repaid $135.0 million of our Notes as well as $5.6 million of accrued interest and the applicable redemption premium of $7.7 million. The Partnership funded the redemption of the Notes with net proceeds from a private placement of $200.0 million add-on 7.375 percent Partnership Notes due in 2020. The Partnership withheld the remaining transaction value of $45.0 million to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill. Subsequent to the Granite City Dropdown, we own the general partner of the Partnership, which consists of 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership is held by public unitholders.
2014 Key Financial Results

•
Total revenues were $1,472.7 million in 2014 compared to $1,585.5 million in 2013. The decrease was primarily due to the pass-through of lower coal prices within our Domestic Coke segment. Lower coke sales volumes at our Indiana Harbor and Haverhill facilities also reduced revenues. These decreases were partially offset by a full year contribution of revenues from our Coal Logistics segment, which was acquired during the second half of 2013.

•
Adjusted EBITDA from continuing operations was $237.8 million in 2014 compared to $221.8 million in 2013. This increase was primarily driven by a $9.6 million increase in Adjusted EBITDA from our Coal Logistics segment due to the timing of acquisitions during 2013. Also increasing Adjusted EBITDA was the impact of our contract renewal at Indiana Harbor, which contains an increase in the fixed fee per ton of coke produced.

•	Income from continuing operations was $4.2 million in 2014 compared to $65.6 million in 2013 and was impacted by the items described above as well as the following:

◦
Impairment charges in 2014 of $30.5 million related to our equity method investment in Visa SunCoke and $16.8 million related to our coal preparation plant, which is a legacy asset that is excluded from discontinued operations as it is not expected to be part of the sale of our coal mining business.

◦	Higher depreciation expense of $19.0 million driven by additional depreciation on certain assets at our Indiana Harbor facility; and

◦	Higher interest expense of $10.9 million primarily related to debt refinancing activities.

•
Net loss attributable to shareholders was $126.1 million in 2014 compared to net income attributable to shareholders of $25.0 million in 2013 and was impacted by the items described above as well as the following:

◦
Increases in loss on discontinued operations, net of tax, to $106.0 million in 2014 from $15.5 million in 2013 due primarily to impairment charges of $133.5 million, or $81.9 million, net of tax in 2014, as well as a decline in the average coal sales price of $18 per ton partly offset by lower coal cash production costs of $9 per ton.

•
Cash generated from continuing operating activities was $130.0 million in 2014 compared to $156.7 million in 2013, driven by working capital changes largely due to higher inventory levels and the timing of accounts payable.

Our Focus in 2014
For the Company, 2014 was a year of solid operating performance, despite a weather-challenged first quarter. Our strategies and accomplishments were as follows:

•	Sustained a high-level of operating performance in the Domestic Coke and Coal Logistics operations; made progress on stabilizing our India joint venture

•
Actively marketed sale of coal operations while continuing to drive improvements and efficiencies in our operations; developed coal rationalization plan to minimize losses while pursuing sale of coal operations

•	Executed dropdown of cokemaking assets to the Partnership and returned capital to shareholders by way of share buyback and initiation of dividend

•	Explored growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain
Sustained a high-level of operating performance in our Domestic Coke and Coal Logistics operations; made progress on stabilizing our India joint venture
The Domestic Coke operations maintained positive momentum generating Adjusted EBITDA of approximately $59.25 per ton, up from $57.05 per ton in the prior year, on approximately 4.2 million tons of coke produced. Adjusted EBITDA was $247.9 million, $4.7 million higher than the prior year despite a weather-challenged first quarter. The increase over the prior year was primarily driven by performance at the Indiana Harbor cokemaking facility, which benefited from the terms of our ten-year contract renewal, signed in fourth quarter 2013. The contract renewal contained an increase in the fixed fee per ton of coke produced to recognize the additional capital deployed for the refurbishment project. Coal Logistics was successfully integrated and contributed $14.3 million to Adjusted EBITDA, which reflects the full year contribution of these operations. We remain committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations. During 2014, we sustained top-quartile safety and strong environmental performance in the Domestic Coke and Coal Logistics operations.
During 2014, we completed the original refurbishment project at our Indiana Harbor cokemaking facility and are currently in the process of commissioning the new pusher/charger equipment. While performing the refurbishment work, we identified certain ovens that required a complete replacement of the oven floors and sole flues. The replacement work was started in 2014 and will continue through 2015. Operational and equipment challenges, as well as the impact of severe weather in the first quarter, caused production levels to fall below nameplate capacity of 1.22 million tons in 2014. The full ramp up of production has been slower than anticipated, but we expect to exit 2015 at a run-rate of nameplate production.
We successfully completed the construction of the gas sharing environmental remediation project at Haverhill 2 during 2014 and are in the process of testing full implementation of this system. We also began work on the gas sharing project to enhance environmental performance at our Haverhill 1 cokemaking facility.
Market conditions during 2014 continued to be very challenging for our Indian joint venture, Visa SunCoke. Sales volume declined as the joint venture faced a number of headwinds, primarily a weak coke pricing environment due to an increase in Chinese coke imports. To address these headwinds, the joint venture was able to turn down production, without jeopardizing the stability of the cokemaking assets, and optimize coal blends to reduce costs. During 2014, as a result of these continued market challenges, we evaluated the recoverability of our equity method investment in Visa SunCoke and recorded an other-than-temporary impairment charge of $30.5 million. See Note 24 to our consolidated financial statements for further discussion of the impairment recorded.
Actively marketed sale of coal operations while continuing to drive improvements and efficiencies in our operations; developed coal rationalization plan to minimize losses while pursuing sale of coal operations
The coal mining industry remains challenging, and in 2014 we began exploring strategic options to exit the coal mining business. We have been actively marketing the sale of the coal mining business but believe the increasingly difficult coal pricing environment impeded the sale of the entire coal business in 2014, although we did execute a definitive agreement to sell the Harold Keene Coal Companies (“HKCC”) in the fourth quarter of 2014. We will continue to pursue the sale of the remaining coal mining business in 2015. To help minimize losses, while still providing a cost effective and reliable supply of coal to our Jewell cokemaking facility, we implemented a coal rationalization plan in December 2014. Under the coal rationalization plan, we will source a portion of the coal from external coal suppliers and will implement a contract mining model, which will use contract miners to mine our coal reserves. As part of this coal rationalization plan, we will idle various mines and reduce production by approximately 50 percent, transition coal washing activities to a third party provider and eliminate nearly 400 coal mining positions.
During 2014, the coal mining business continued to experience declining coal price headwinds but was successful in reducing cash production costs by $9 per ton by idling certain high cost mines and utilizing mines with lower royalty rates.
Executed dropdown of cokemaking assets to the Partnership and returned capital to shareholders by way of share buyback and initiation of dividend
Prior to January 18, 2014, we were subject to a series of limitations and restrictions on restructuring activities as a result of our tax free spin-off from Sunoco. With the expiration of these restrictions, we initiated a strategy to drop down our entire domestic coke business and Brazilian operations into the Partnership over time. During 2014, we executed the dropdown of an additional 33 percent of our Haverhill and Middletown cokemaking operations to the Partnership.

During 2014, the Company's Board of Directors authorized a $150 million program to repurchase outstanding shares of the Company’s common stock. As part of this program, the Company entered into an accelerated share repurchase agreement for $75.0 million and received 3.2 million shares at an average price of $23.28 per share. At the end of 2014, we had $75.0 million remaining under the repurchase program. Subsequent the December 31, 2014, we entered into an accelerated share repurchase program for $20.0 million, which will be completed by the end of the first quarter.
On October 23, 2014, the Company's Board of Directors declared our first cash dividend of $0.0585 per share, which was paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014. Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
Explored growth opportunities in cokemaking, coal logistics and a potential entry into the ferrous value chain
We believe that as captive cokemaking facilities continue to age, they will require replacement, which provides us with opportunities to meet future coke demands. During 2014, we finalized the permitting and engineering plan for a potential new cokemaking facility in Kentucky, which would include 120 ovens and approximately 660 thousand tons of annual capacity. We continue to have regular discussions with our customers regarding their long-term coke requirements. However, the timing for construction of this facility and our ability to enter into new commercial arrangements with our customers will always be subject to decisions with respect to their own cokemaking assets, near term growth in coke demand, and general domestic steel industry and market conditions.
In addition, we evaluated selective opportunities to acquire existing cokemaking assets in the U.S. and Canada and determined that in most cases the potential acquisition of existing cokemaking assets would not create value for shareholders. Accordingly, we do not plan to actively pursue this strategy.
We continued to explore opportunities to enter the ferrous segments of the steel value chain, such as iron ore concentration and pelletizing and direct reduced iron production ("DRI"), which can be used in conventional blast furnace or electric arc furnace steelmaking processes. We believe demand for DRI capacity in the U.S. will increase, driven in part by steelmakers' desire for alternative sources of raw materials and the available supply of low cost natural gas. In 2014, we received favorable IRS private letter rulings for both the concentrating and pelletizing of iron ore as well as for DRI and will continue to explore potential opportunities in 2015.
While we pursued potential coal logistics targets in 2014, we were not successful in executing further acquisitions.
Our Focus and Outlook for 2015
In 2015, our primary focus will be to:

•	Sustain a high-level of operating performance in our Domestic Coke and Coal Logistics segments

•	Pursue growth opportunities with a focus on industrial raw materials processing and logistics

•	Exit the coal business while minimizing the cash flow impact and rationalizing coal production

•	Continue to optimize our capital structure and highlight the value of our coke assets via dropdowns to the Partnership

•	Enhance shareholder value by returning capital in a disciplined manner
Sustain a high-level of operating performance in our Domestic Coke and Coal Logistics segments
In 2015, we expect continued strong performance from our Domestic Coke and Coal Logistics businesses.
The Domestic Coke segment is projected to contribute approximately $240 million to $255 million of Adjusted EBITDA, or Adjusted EBITDA per ton of $55 to $60 per ton in 2015 based on expected solid ongoing operations and the production of approximately 4.3 million tons.
We expect the ramp-up in production at our Indiana Harbor facility and improvements in its operations will generate Adjusted EBITDA of $25 million to $35 million in 2015, up from $16.4 million in 2014. This Adjusted EBITDA range reflects the operating challenges experienced in the fourth quarter of 2014 to continue through the first quarter of 2015, resulting in production to be approximately 30 thousand to 40 thousand tons below nameplate capacity on a full-year basis. We are actively addressing these operating issues by establishing consistent oven push cycles, mastering new equipment, improving equipment maintenance practices and completing the oven floor and flue replacements. We expect that we will exit 2015 at a run-rate of nameplate production capacity of 1.22 million tons.
The Adjusted EBITDA range also includes the impact of a change in the operating and maintenance cost recovery mechanism. Based on the terms of our contract renewal, the recovery mechanism in 2015 will be based on a fixed rate per ton. This differs versus 2014 which was based on a pass-through mechanism, subject to certain limitations. Although we expect total operating and maintenance costs to decrease in 2015, based on the terms of our contract renewal, we anticipate being in an unfavorable operating and maintenance cost recovery position. The fixed rate recovery mechanism established in the contract renewal did not anticipate the increases we expect related to repair work on common tunnels and ovens.
In 2015, we will continue our construction and implementation of our new gas sharing projects to enhance environmental performance at our Haverhill and Granite City cokemaking facilities. We expect to successfully complete the construction of the environmental remediation project at Haverhill 1 and begin the construction of the environmental remediation project at Granite City during 2015.
Pursue growth opportunities with a focus on industrial raw materials processing and logistics
We plan to continue the pursuit of opportunities to expand our Partnership’s footprint in industrial raw materials processing and handling as we believe many of these assets fit well in the master limited partnership structure. We will explore opportunities for acquisitions in attractive and complementary segments of the market, focusing on master limited partnership qualifying income and businesses which exhibit a stable cash flow profile comparable to our core business, based on attractive market structure and limited commodity risk. We believe SunCoke’s ability to efficiently operate capital intensive manufacturing processes should help to enhance profitability post-acquisition.
We are actively seeking acquisitions in the coal logistics space to broaden our reach across U.S. coal basins and leverage the capabilities of KRT and Lake Terminal.  While the continued decline in U.S. coal prices presents headwinds, we believe that our Coal Logistics segment provides an ideal point of entry for inorganic growth in 2015 and beyond.
During 2015, we will also continue to focus our efforts to develop greenfield opportunities through the potential development of a Kentucky cokemaking facility as well as the potential construction of a DRI facility. We have and will continue to seek long-term customer commitments for a majority of the capacity prior to commencing construction on either project.
Exit the coal business while minimizing the cash flow impact and rationalizing coal production
As the pursuit of a sale of the coal business continues, actions to rationalize these operations will continue in 2015 and include immediately idling certain mines to reduce coal production by half to approximately 600 thousand tons annually, to be mined by contractors. Approximately 500 thousand tons of coal are expected to be purchased annually to fulfill the remaining coal requirements to supply the Jewell cokemaking facility. In 2015, we expect to incur additional exit and disposal costs of $1.5 million to $4.5 million associated with employee severance, contract termination and other one time costs to idle mines. Upon a successful sale of the coal business, the Company would likely enter into a long-term coal supply agreement with the buyer.
The Company also plans to decommission the existing coal preparation plant and utilize third parties for coal washing, resulting in approximately $7.7 million of depreciation of the preparation plant assets expected to be recorded during 2015. Utilizing the former site of the preparation plant, we plan to install additional coal handling and storage facilities to enable third-party coal purchases for our Jewell cokemaking facility. The anticipated impact to our Jewell cokemaking facility of the separation from our coal business is estimated to be approximately $7.5 million annually, primarily due to coal blending and handling costs, higher purchased coal tons due to coal moisture levels and incremental employee costs. On a consolidated basis, assuming current market conditions, we anticipate these actions will result in annual run-rate cash and Adjusted EBITDA savings of approximately $20 million by late 2015.
Continue to optimize capital structure and highlight the value of our coke assets via dropdowns to the Partnership
In January 2015, we contributed a 75 percent interest in our Granite City cokemaking facility to the Partnership. During the remainder of 2015, we will continue our transition to a pure play general partner of the Partnership. We expect to complete at least one additional dropdown in 2015 and are on the path to drop down all of our remaining domestic cokemaking assets and our Brazil operations to the Partnership through 2016.
Enhance shareholder value by returning capital in a disciplined manner
We will continue evaluating the appropriate use of capital at SunCoke, including prioritization of growth capital and return of capital to shareholders through additional share repurchases and/or dividend payments, with the expectation of an increase in general partner and limited partner cash flow growth from the Partnership.
Building upon the capital allocation plan initiated in 2014, in January 2015, the Company entered into a share repurchase agreement for the repurchase of $20.0 million of our common stock by the end of March 2015, leaving $55.0 million available under the repurchase program. The actual number of shares repurchased will be based on the volume-weighted average share price of our common stock less a pre-determined discount during the term of the agreement. Additionally, on February 19, 2015, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on March 26, 2015 to shareholders of record at the close of business on March 5, 2015.

Items Impacting Comparability

•
Discontinued coal business. On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business.  Concurrent with this authorization, the coal mining operations were, and continue to be, reflected as discontinued operations and the related net assets are presented as held for sale in the Company’s consolidated financial statements. The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation.

During 2014, the Company recorded total impairment charges related to the coal business of $150.3 million. Of these total charges, $133.5 million, or $81.9 million net of tax, was related to the disposal group and was recorded in loss from discontinued operations, net of tax. The remaining $16.8 million related to our coal preparation plant, which is a legacy asset, and was recorded in asset impairment on the Consolidated Statement of Operations.
Additionally, the Company recorded $18.5 million, or $11.3 million net of tax, in exit and disposal costs during 2014, including $6.0 million in contract termination costs and $12.5 million in employee-related costs related to the execution of coal rationalization plans to scale back mining operations. These exit and disposal costs are included in loss from discontinued operations, net of tax on the Consolidated Statement of Operations.

•
Legacy Costs. Concurrent with the presentation of our coal mining business as discontinued operations and held for sale, certain legacy coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other. Legacy assets totaled $12.9 million and $30.5 million and legacy liabilities totaled $86.9 million and $68.6 million at December 31, 2014 and 2013, respectively.

In addition to the $16.8 million impairment charge related to the coal preparation plant discussed above, legacy costs of $17.1 million, $0.4 million and $3.9 million are included in continuing operations for the years ended December 31, 2014, 2013, and 2012. See further detail of these costs in "Non-GAAP Financial Measures" at the end of this Item. These legacy items are included in Corporate and Other. Legacy costs in 2014 were primarily driven by adjustments to our black lung liability resulting in $14.3 million of expense compared to $0.3 million of income and $3.3 million of expense recorded during 2013 and 2012, respectively, included in costs of products sold and operating expenses on the Consolidated Statement of Operations. Our obligation related to black lung benefits was estimated based on various assumptions, including actuarial estimates, discount rates and changes in health care costs. In addition to changes in the discount rate and other assumptions, the estimated liability at December 31, 2014 was heavily impacted by a significant increase in the rate at which claims are awarded. The Company had cash expenditures for settlements of black lung liabilities of $2.8 million, $2.2 million and $2.1 million during the years ended 2014, 2013 and 2012, respectively.

•
Coal Logistics. Coal Logistics reported revenues of $55.0 million, of which $18.8 million were intercompany revenues, Adjusted EBITDA of $14.3 million and Adjusted EBITDA per ton of $0.75 for the year ended December 31, 2014. For the year ended December 31, 2013, Coal Logistics reported revenues of $13.6 million, of which $5.5 million were intercompany revenues, Adjusted EBITDA of $4.7 million and Adjusted EBITDA per ton of $1.24. Comparisons between periods were impacted by the timing of acquisitions in 2013.

•
India Equity Method Investment. Loss from our equity method investment in Visa SunCoke, which we entered into in March of 2013, was $35.0 million and $2.2 million in 2014 and 2013, respectively. The 2014 loss included a $30.5 million impairment charge to our investment.

•
Indiana Harbor Cokemaking Operations. Through an engineering study, we identified major refurbishment projects that were necessary to preserve the production capacity of the Indiana Harbor facility and position the Company to extend its existing coke sale agreement. We completed the refurbishment project in the first half of 2014 and spent approximately $105 million from 2012 to 2014. Effective October 1, 2013, the Company entered into a 10-year extension of its existing Indiana Harbor coke sales agreement, which contains an increase in the fixed fee per ton of coke produced to recognize the additional capital that has been deployed. This increase in fixed fee per ton contributed $7.5 million to Adjusted EBITDA in 2014 as compared to the prior year. As a result of this refurbishment work, the useful lives of certain assets were revised and we recorded additional depreciation of $19.9 million over the refurbishment period. This additional depreciation of $8.2 million, $9.5 million and $2.2 million, or $0.12, $0.14 and $0.03 per common share from continuing operations, was recorded during the years ended 2014, 2013 and 2012, respectively.

Also, as a result of the refurbishment project work, we identified that approximately 30 percent of our ovens required a complete replacement of their oven floors and sole flues. We spent approximately $13.5 million during

2014 in ongoing capital expenditures in connection with this work which we anticipate completing during 2015 with additional capital spending of approximately $2.5 million. We revised the estimated useful life of certain assets being replaced as part of this project, which resulted in additional depreciation of $7.4 million, or $0.11 per common share from continuing operations during 2014.

•
Interest Expense, net. Interest expense, net was $63.2 million, $52.3 million, and $47.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, was impacted by the following items:

◦
Total debt refinancing costs of $15.4 million, which includes an $11.4 million market premium to tender the senior notes, were recorded in 2014 compared to $3.7 million of debt refinancing costs recorded in 2013 and no debt refinancing costs in 2012; and

◦	Interest of $3.2 million, $1.0 million and $0.1 million was capitalized in connection with the environmental remediation project during the years ended December 31, 2014, 2013 and 2012, respectively.
Also impacting comparability between periods were changes in debt balances and interest rates. See Note 15 to our consolidated financial statements.

•
Noncontrolling Interest. Income attributable to noncontrolling interest was $24.3 million, $25.1 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting the impacts of the formation of the Partnership and the subsequent Haverhill and Middletown Dropdown transaction previously discussed.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,461.5	$1,572.2	$1,853.7
Other income, net	11.2	13.3	11.0
Total revenues	1,472.7	1,585.5	1,864.7
Costs and operating expenses
Cost of products sold and operating expenses	1,174.1	1,282.5	1,573.1
Selling, general and administrative expenses	75.9	89.4	79.0
Depreciation and amortization expenses	96.1	77.1	65.0
Asset impairment	16.8	—	—
Total costs and operating expenses	1,362.9	1,449.0	1,717.1
Operating income	109.8	136.5	147.6
Interest expense, net	63.2	52.3	47.6
Income before income tax expense and loss from equity method investment	46.6	84.2	100.0
Income tax expense	7.4	16.4	18.0
Loss from equity method investment	35.0	2.2	—
Income from continuing operations	4.2	65.6	82.0
(Loss) income from discontinued operations, net of income tax benefit (expense) of $66.2 million, $9.7 million and ($5.3) million, respectively	(106.0)	(15.5)	20.5
Net (loss) income	(101.8)	50.1	102.5
Less: Net income attributable to noncontrolling interests	24.3	25.1	3.7
Net (loss) income attributable to SunCoke Energy, Inc.	$(126.1)	$25.0	$98.8

Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Revenues. Total revenues, net of sales discounts, were $1,472.7 million for the year ended December 31, 2014 compared to $1,585.5 million for the corresponding period of 2013. The decrease was due primarily to the pass-through of lower coal prices and lower coke sales volumes in our Domestic Coke segment. Additionally, operational inefficiencies caused by the refurbishment project at the Indiana Harbor facility had an adverse impact on production and yields as did severe weather during the first quarter of 2014. These decreases were partially offset by revenues from the new Coal Logistics business of $36.2 million in 2014 compared to $8.1 million in 2013, which only included four months of Coal Logistics revenues, and the absence of sales discounts in 2014 due to the expiration of the Granite City fuel tax credits in late 2013.
Costs and Operating Expenses. Total operating expenses were $1,362.9 million for the year ended December 31, 2014 compared to $1,449.0 million for the corresponding period of 2013. The decrease was the result of lower coal prices as well as transaction costs in 2013 related to the acquisition of the Coal Logistics business. The decrease was partially offset by additional depreciation at our Indiana Harbor facility and a $16.8 million impairment charge related to our coal preparation plant.
Interest Expense, Net. Interest expense, net was $63.2 million for the year ended December 31, 2014 compared to $52.3 million for the year ended December 31, 2013.  Comparability between periods was impacted by the financing activities previously discussed.
Income Taxes. Our effective tax rates were 15.8 percent and 19.5 percent in 2014 and 2013, respectively. Income tax expense from continuing operations decreased $9.0 million to $7.4 million for the year ended December 31, 2014 compared to $16.4 million for the corresponding period of 2013, which was primarily due to lower overall earnings as well as the enacted reduction in Indiana statutory tax rate, partially offset by the expiration of nonconventional fuel tax credits related to the Granite City facility.
Loss from Equity Method Investment. Loss from equity method investment was $35.0 million in 2014 compared to $2.2 million in 2013. During 2014, the Company recorded an other-than-temporary impairment charge of $30.5 million. Additionally, the prior year period was impacted by foreign exchange losses of $1.5 million compared to $0.3 million in the current year. We anticipate market conditions will continue to be challenging in 2015.
Loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax was $106.0 million for the year ended December 31, 2014 compared to $15.5 million for the year ended December 31, 2013. The average coal sales price decreased $18 per ton in 2014 compared to 2013 driving down results, which was partially offset by improvements in cash production costs per ton of $9 for 2014 compared to 2013. We ceased depreciation on our assets upon held for sale classification in the third quarter of 2014, resulting in depreciation expense of $10.2 million for the year ended December 31, 2014 compared to $18.9 million for the year ended December 31, 2013. The increase in loss from discontinued operations, net of tax was primarily due to impairment charges of $133.5 million, or $81.9 million, net of tax recorded in 2014.
Noncontrolling Interest. Income attributable to noncontrolling interest was $24.3 million for the year ended December 31, 2014 compared to $25.1 million for the year ended December 31, 2013. Comparability between periods was impacted by the Haverhill and Middletown Dropdown activities previously discussed.
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Revenues. Our total revenues, net of sales discounts, were $1,585.5 million for the year ended December 31, 2013 compared to $1,864.7 million for the corresponding period of 2012. The decrease was due primarily to lower coal prices. Lower volumes at Indiana Harbor further drove down revenues. These decreases were partially offset by increased operating expense recovery in our Domestic Coke segment as well as revenues from our new Coal Logistics segment and the absence of sales discounts in 2014 due to the expiration of the Haverhill fuel tax credits in late 2012.
Costs and Operating Expenses. Total operating expenses were $1,449.0 million for the year ended December 31, 2013 compared to $1,717.1 million for the corresponding period of 2012. The decrease in cost of products sold and operating expenses were driven primarily by reduced coal costs in our Domestic Coke segment. The decrease was partially offset by public company costs of the Partnership and acquisition costs. Additionally, depreciation and amortization expense increased due primarily to increased capital expenditures as well as accelerated depreciation of $9.5 million in 2013 compared to $2.2 million in 2012 recorded in connection with the refurbishment of our Indiana Harbor facility.
Interest Expense, Net. Interest expense, net was $52.3 million for the year ended December 31, 2013 compared to $47.6 million for the year ended December 31, 2012. The increase was primarily due to debt refinancing costs of $3.7 million. The remaining increase of $1.0 million was primarily due to higher interest rates and commitment fees associated with our debt, partially offset by lower outstanding debt balances.

Income Taxes. Our effective tax rates were 19.5 percent and 18.1 percent in 2013 and 2012, respectively. Income tax expense decreased $1.6 million to $16.4 million for the year ended December 31, 2013 compared to $18.0 million for the corresponding period of 2012, which was primarily due to lower overall earnings as well as higher earnings attributable to noncontrolling interests resulting from the Partnership offering in January 2013, partially offset by lower nonconventional fuel tax credits due to the expiration of the Haverhill credits.
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
Discontinued Operations, net of tax. Loss from discontinued operations, net of tax, was $15.5 million for the year ended December 31, 2013 compared to a gain of $20.5 million for the year ended December 31, 2012, primarily due to the decline in average coal sales price of $49 per ton. The decrease was partially offset by an increase in tons sold to third parties and lower cash production costs of approximately $19 per ton, reflecting the progress of our coal action plan initiatives, which include idling mines, reducing staff and upgrading equipment. The absence of a $4.2 million favorable fair value adjustment on the HKCC contingent consideration in 2012 also contributed to the decrease.
Noncontrolling Interest. Income attributable to noncontrolling interest was $25.1 million for the year ended December 31, 2013 compared to $3.7 million for the year ended December 31, 2012. The increase was primarily due to the IPO of the Partnership during the first quarter of 2013. Income attributable to the noncontrolling interest in the Partnership was approximately $24.6 million for the year ended December 31, 2013. This increase was partially offset by decreased performance at Indiana Harbor, which reduced noncontrolling interest by approximately $3.2 million for the year ended December 31, 2013 compared to the prior year.
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
Our coke sales agreements in our Domestic Coke segment contain highly similar contract provisions. Specifically, each agreement includes:

•
Take-or-Pay Provisions. Substantially all of our coke sales at our domestic cokemaking facilities are under take-or-pay contracts that require us to produce the contracted volumes of coke and require the customer to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume and performance by our customers are key determinants of our profitability. We generally do not have significant spot coke sales since our domestic capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues.

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

•
Operating Cost Component with Pass-Through or Inflation Adjustment Provisions. Our coke prices include an operating cost component. Operating costs under four of our coke sales agreements are passed through to the respective customers subject to an annually negotiated budget in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Under our other two coke sales agreements, the operating cost component for our coke sales are fixed subject to an annual adjustment based on an inflation index. Beginning in 2015, the operating and maintenance cost recovery mechanism in our Indiana Harbor coke sales agreement will shift from an annually negotiated budget amount with a cap to a fixed recovery per ton. Accordingly, actual operating costs can have a significant impact on the profitability of all our domestic cokemaking facilities.

•
Fixed Fee Component. Our coke prices also include a per ton fixed fee component for each ton of coke sold to the customer, which is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital to SunCoke and may differ based on investment levels, tax benefits and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.

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

Our domestic coke facilities have also realized certain federal income tax credits. Specifically, energy policy legislation enacted in August 2005 created nonconventional fuel tax credits for U.S. federal income tax purposes pertaining to a portion of the coke production at our Jewell cokemaking facility and all of the production at our Haverhill and Granite City cokemaking facilities. The credits covered a four-year period, effective the later of January 1, 2006 or the date any new facility is placed into service prior to January 1, 2010. The credits attributable to production from the second phase of our Haverhill expired in July 2012 and those attributable to production at our Granite City facility expired in November 2013. In 2013 and 2012, the value of these credits was approximately $15.55 and $15.29 per ton of coke produced at facilities eligible to receive credits, respectively.
We have shared a portion of the tax credits with our customers, through discounts to the sales price of coke. Sales price discounts provided to our customers in connection with sharing of nonconventional fuel tax credits, totaled $7.4 million and $11.2 million in the 2013 and 2012 periods, respectively. As a result of these discounts, our pre-tax results for these facilities reflect the impact of these sales discounts, while the actual tax benefits are reflected as a reduction of income tax expense. Accordingly, due to the expiration of the tax credits in 2013, the results of our Domestic Coke segment in 2014 have increased, but this increase is more than offset by the increase in our income tax expense.
Revenues from our Brazil segment are derived from licensing and operating fees based upon the level of production from a Brazilian subsidiary of ArcelorMittal. Our revenues also include the full pass-through of the operating costs of the facility. We also receive an annual preferred dividend on our preferred stock investment in the Brazilian project company that owns the facility. In general, the facility must achieve certain minimum production levels for us to receive the preferred dividend. In recent years, we have reduced production at our Brazilian cokemaking facility at the request of our customer. This decrease to production in prior years did not impact our ability to receive our preferred dividend. In 2014, production returned to historical levels.
Our India segment earnings are generated by our joint venture equity method investment in the VISA SunCoke cokemaking facility in Odisha, India, which is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units. VISA SunCoke's cokemaking process utilizes heat recovery technology developed in China. VISA SunCoke strives to sell approximately one-third of its coke production and all of its steam production to VISA Steel with the remainder of the coke production being sold in the spot market.
Coal Logistics revenues are derived from services provided to steel, coke (including some of our domestic cokemaking facilities) and electric utility customers. Services provided to our domestic cokemaking facilities are provided under a contract with terms equivalent to those of an arm's-length transaction. We do not take possession of coal but instead act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts.
Corporate and other expenses that can be identified with a segment have been included as deductions in determining operating results of our business segments, and the remaining expenses have been included in Corporate and Other. Certain legacy coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group, and therefore are reported as continuing operations in Corporate and Other, along with their related costs.
Management believes Adjusted EBITDA is an important measure of operating performance and uses it as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” at the end of this Item.
Segment Operating Data
The following table sets forth financial and operating data for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions, except per ton amounts)
Sales and other operating revenues:
Domestic Coke	$1,388.3	$1,528.7	$1,816.8
Brazil Coke	37.0	35.4	36.9
Coal Logistics	36.2	8.1	—
Coal Logistics intersegment sales	18.8	5.5	—
Corporate and other intersegment sales	18.6	17.5	17.9
Elimination of intersegment sales	(37.4)	(23.0)	(17.9)
Total sales and other operating revenue	$1,461.5	$1,572.2	$1,853.7
Adjusted EBITDA(1):
Adjusted EBITDA from continuing operations:
Domestic Coke	$247.9	$243.2	$249.3
Brazil Coke	18.9	16.1	11.9
India Coke	(3.1)	0.9	—
Coal Logistics	14.3	4.7	—
Corporate and Other	(40.2)	(43.1)	(33.5)
Total Adjusted EBITDA from continuing operations	$237.8	$221.8	$227.7
Legacy costs, net	(17.1)	(0.4)	(3.9)
Adjusted EBITDA from discontinued operations	(10.0)	(6.3)	41.8
Adjusted EBITDA	$210.7	$215.1	$265.6
Coke Operating Data:
Domestic Coke capacity utilization (%)	98	101	102
Domestic Coke production volumes (thousands of tons)	4,175	4,269	4,342
Domestic Coke sales volumes (thousands of tons)(2)	4,184	4,263	4,345
Domestic Coke Adjusted EBITDA per ton(3)	$59.25	$57.05	$57.38
Brazilian Coke production—operated facility (thousands of tons)	1,516	876	1,209
Indian Coke sales volumes (thousands of ton)(4)	361	257	—
Coal Logistics Operating Data:
Tons handled (thousands of tons)	19,037	3,785	—
Coal Logistics Adjusted EBITDA per ton handled (5)	$0.75	$1.24	$—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Excludes 22 thousand tons of consigned coke sales in the year ended December 31, 2013 and 73 thousand tons of consigned coke sales in the year ended December 31, 2012.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $140.4 million, or 9.2 percent, to $1,388.3 million in 2014 compared to $1,528.7 million in 2013. The decrease was mainly attributable to the pass-through of lower coal prices, which contributed $149.8 million to the decrease. Operational inefficiencies at Indiana Harbor resulted in a decrease in volume of 60 thousand tons, lowering revenues by $20.1 million, partially offset by additional revenues of $7.5 million resulting from an increased fixed fee per ton of coke produced per the ten-year extension of its existing coke sales agreement, effective October 1, 2013. Lower volumes at Haverhill, due primarily to severe winter weather and planned outages, decreased revenues by $14.4 million. Sales also increased due to higher reimbursable operating and maintenance costs of $23.9 million and the absence of $7.2 million in sales discounts. The remaining increase of $5.3 million was primarily related to an additional 19 thousand tons sold at our remaining cokemaking facilities.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $4.7 million, or 1.9 percent, to $247.9 million in 2014 compared to $243.2 million in 2013. The new Indiana Harbor coke sales agreement resulted in additional Adjusted EBITDA of $7.5 million compared to the prior year. Also favorably impacting results in the current period was the absence of a $2.5 million quality claim recorded in the prior year. These increases were offset by operational inefficiencies at Indiana Harbor, caused by weather and the refurbishment project in the first quarter of 2014, which lowered Adjusted EBITDA by $3.5 million. Lower volumes at Haverhill, due primarily to severe winter weather, decreased Adjusted EBITDA by $5.4 million. Our remaining domestic cokemaking facilities operated at or above 100 percent utilization and sold an additional 19 thousand tons, which contributed approximately $1.6 million to Adjusted EBITDA. Lower coal-to-coke yields and a lower operating and maintenance cost reimbursement rate decreased Adjusted EBITDA by $3.0 million and $2.0 million, respectively. The remaining increase of $7.0 million primarily related to the absence of coke quality issues in 2014 and lower corporate allocation in 2014.
Depreciation and amortization expense, which was not included in segment profitability, increased $13.2 million, to $81.3 million in 2014 from $68.1 million in 2013, primarily due to capital expenditures related to the refurbishment as well as additional depreciation taken at our Indiana Harbor facility previously discussed.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $1.6 million, or 4.5 percent, to $37.0 million in 2014 compared to $35.4 million in 2013, driven primarily by an increase in volume of 640 thousand tons. The increase in volume was offset by higher pricing in 2013 due to the minimum guarantee fee arrangement that we have with our customer, as the customer requested lower production volumes in 2013.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $2.8 million, or 17.4 percent, to $18.9 million in 2014 compared to $16.1 million in 2013. The increase is primarily due to an increase in volume of 640 thousand tons and foreign currency impacts. Adjusted EBITDA in the prior year was also impacted by the minimum guarantee fee arrangement.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our 49 percent share of Adjusted EBITDA in 2014 was a loss of $3.1 million compared to income of $0.9 million in 2013. Performance in the period was affected by a weak coke pricing environment due to increased Chinese coke imports, partially offset by lower foreign currency losses on imported coal purchases of $0.3 million in 2014 compared to $1.5 million in 2013.
Coal Logistics
Sales and Other Operating Revenue
We entered into the coal logistics business with two acquisitions in 2013. Inclusive of intersegment sales, sales and other operating revenue increased $41.4 million, to $55.0 million in 2014 compared to $13.6 million in 2013. Comparison between periods was impacted by the timing of acquisitions.

Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $14.3 million in 2014 compared to $4.7 million in 2013. Comparison between periods was impacted by the timing of acquisitions.
Depreciation and amortization expense, which was not included in segment profitability, was $7.6 million during 2014 compared to $1.8 million in 2013.
Corporate and Other
Corporate expenses decreased $2.9 million, or 6.7 percent, to $40.2 million in 2014 from $43.1 million in 2013. Prior year corporate costs included costs associated with the acquisitions of KRT and Lake Terminal, including the $1.8 million payment to DTE Energy Company concurrent with the acquisition of Lake Terminal. Additionally, the current year period includes cost savings related to lower bonus expense, which is partially offset by higher stock compensation expense. Charges related to the second quarter reduction in workforce at our corporate headquarters were largely offset by the related reduction in salaries during the remainder of 2014.
Depreciation expense, which was not included in segment profitability, of $6.7 million was comparable to the prior year period.
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
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $6.1 million, or 2.4 percent, to $243.2 million for 2013 compared to $249.3 million in 2012. The refurbishment at our Indiana Harbor facility resulted in lower volumes as well as lower operating expense recovery, which decreased Adjusted EBITDA by $17.3 million. The renewed Indiana Harbor coke sales agreement discussed above, contributed additional Adjusted EBITDA of $3.3 million compared to the prior year. Continued strong performance at our domestic cokemaking facilities resulted in higher volumes, which increased Adjusted EBITDA by $2.9 million. Additionally, our other facilities improved operating expense recovery, which increased Adjusted EBITDA by $7.4 million. The improved operating expense recovery was primarily the result of the change in our recovery mechanism at Middletown from a fixed operating fee per ton to a budgeted amount per ton which was based on the anticipated full recovery of expected operating costs. Improved coal-to-coke yields and higher energy sales increased Adjusted EBITDA by $9.8 million and $3.2 million, respectively. Other events impacting results were a customer quality claim that resulted in an estimated $2.5 million liability recorded in the current year as well as the absence of a favorable billing dispute settlement of $4.2 million in the prior year. The remaining decrease of $8.7 million was primarily related to lower breeze sales in 2013.
Depreciation and amortization expense, which is not included in segment profitability, increased $7.4 million, to $68.1 million in 2013 from $60.7 million in 2012, primarily due to accelerated depreciation taken in conjunction with the refurbishment of our Indiana Harbor facility. We revised the estimated useful life of certain assets resulting in additional depreciation of $9.5 million recorded during 2013, or $0.14 per common share. The prior year period included accelerated depreciation related to the Indiana Harbor refurbishment as well as accelerated depreciation at our Haverhill facility totaling $4.3 million, or $0.06 per common share.

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
India Coke
We recognize our share of earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. Our 49 percent share of Adjusted EBITDA in 2013 was $0.9 million and included a negative foreign currency impact of $1.5 million on imported coal purchases. Performance in the period was affected by several factors including iron ore mining restrictions in India, which limited steel production, a weak coke pricing environment due to increased competition from Chinese coke imports and a longer than expected process to secure working capital lines to support our coal procurement requirements.
Coal Logistics
We entered into the coal logistics business with two acquisitions in 2013. Inclusive of intersegment sales, sales and other operating revenue were $13.6 million and Adjusted EBITDA was $4.7 million in 2013.
Depreciation and amortization expense, which was not included in segment profitability was $1.8 million during 2013.
Corporate and Other
Corporate expenses increased $9.6 million, or 28.7 percent, to $43.1 million in 2013 compared to $33.5 million in 2012. The increase in corporate expenses was partly due to $2.4 million of public company costs associated with our master limited partnership and acquisition costs, including the $1.8 million payment to DTE concurrent with the acquisition of Lake Terminal. The remaining increase is due to various factors in 2014 including increased stock compensation and bonus expense and a change in estimated lease termination costs related to the move of our corporate headquarters in 2011.
Depreciation expense, which is not included in segment profitability, increased $2.8 million, to $6.8 million in 2013 from $4.0 million in 2012.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of December 31, 2014, we had $139.0 million of cash and cash equivalents and $398.5 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our short- and long-term planned operations, including capital expenditures, stock repurchases and dividend payments. Our sources of liquidity as well as future borrowings or equity issuances may be necessary to fund growth opportunities.
On February 19, 2015, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on March 26, 2015 to shareholders of record at the close of business on March 5, 2015. Our payment of dividends in the future, if any, will be determined by the Company's Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
In conjunction with the closing of the Haverhill and Middletown Dropdown, the Partnership amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019, which is included in the consolidated borrowing capacity above.
In January 2015, to fund the acquisition of a 75 percent interest in our Granite City cokemaking facility, the Partnership issued $200.0 million of add-on Partnership Notes due in 2020. Additionally, as part of the total transaction value, the Partnership assumed and repaid $135.0 million of the Company's Notes as well as $5.6 million of accrued interest and the applicable redemption premium of $7.7 million.

As part of the $150.0 million share repurchase program described in Item 5., we repurchased 3.2 million shares at an average price of $23.28 per share, for an aggregate cost of $75.0 million during 2014. On January 28, 2015, we entered into a share repurchase agreement for the buyback of another $20.0 million of our common stock by the end of March 2015, leaving $55.0 million available under the repurchase program. The actual number of shares repurchased will be based on the volume-weighted average share price of our common stock less a pre-determined discount during the term of the agreement.
During 2014, under the terms of the Equity Agreement described in Item 5., the Partnership sold 62,956 common units with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement. The Partnership intends to use the net proceeds from any sales pursuant to the Equity Agreement, after deducting Wells Fargo’s commissions and the Partnership’s offering expenses, for general partnership purposes, which may include repaying or refinancing all or a portion of the Partnership’s outstanding indebtedness and funding working capital, capital expenditures or acquisitions.
On November 15, 2014, Standard & Poor's (“S&P”) lowered its corporate credit rating on SunCoke Energy Inc. to 'B' from 'BB-'. The downgrade was driven by a change in methodology on master limited partnerships and general partnerships. S&P’s new methodology states that most general partners should be two to five notches below the rating of their respective master limited partnership given the subordinated structure of the general partner's cash flows. S&P’s belief is that given the dropdown intentions of the Company, it should be classified as a general partner and therefore should be two notches below the Partnership’s corporate rating ('BB-'). As this downgrade is the result of a change in S&P's methodology, rather than a change to the Company's performance, we do not expect this downgrade to have a material impact on our ability to access debt capital markets or our future borrowing costs.  Additionally, on January 31, 2015, Moody’s reaffirmed our 'Ba3' corporate credit rating. We believe the Company’s credit position and outlook has not changed.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At December 31, 2014, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net cash provided by continuing operating activities	$130.0	$156.7	$144.0
Net cash used in continuing investing activities	(118.3)	(313.3)	(54.2)
Net cash (used in) provided by continuing financing activities	(81.7)	169.7	(10.3)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(24.6)	(18.7)	32.2
Net (decrease) increase in cash and cash equivalents	$(94.6)	$(5.6)	$111.7
Cash Provided by Continuing Operating Activities
Net cash provided by continuing operating activities decreased by $26.7 million to $130.0 million for the year ended December 31, 2014 as compared to the prior year. The decrease in operating cash flow is the result of increased levels of coal inventory and lower accounts payable balances as compared to the prior year, partially offset by lower receivables related to an extension of customer terms at the end of 2013 and improved operating performance in our continuing operations.
Net cash provided by continuing operating activities increased by $12.7 million to $156.7 million for the year ended December 31, 2013 as compared to 2012. The increase in operating cash flow was the result of increases in accounts payable balances compared to the prior year, partially offset by decreases in accrued liabilities, increases in inventory balances and lower operating performance.

Cash Used in Continuing Investing Activities
Cash used in continuing investing activities decreased $195.0 million to $118.3 million for the year ended December 31, 2014 as compared to the prior year. The prior year period includes expenditures of $67.7 million for our investment in the India joint venture, $28.6 million for the acquisition of Lake Terminal and $84.7 million for the acquisition of KRT. Capital expenditures also decreased by $14.0 million, primarily due to lower spending on the Indiana Harbor refurbishment in 2014 partially offset by higher spending on the environmental refurbishment project at Haverhill in 2014 as compared to 2013, related to the timing of spending on these projects.
Cash used in continuing investing activities increased $259.1 million to $313.3 million for the year ended December 31, 2013 as compared to 2012, primary as a result of the acquisitions discussed above. Additionally, capital expenditures increased $78.1 million in 2013 compared to 2012 primarily related to the refurbishment at our Indiana Harbor facility and environmental remediation project at Haverhill.
Cash Provided by (Used in) Continuing Financing Activities
For the year ended December 31, 2014, net cash used in continuing financing activities was $81.7 million compared to net cash provided by continuing financing activities of $169.7 million for the year ended December 31, 2013. During 2014, in connection with the Haverhill and Middletown Dropdown transaction, we received $90.5 million from the issuance of common units and $268.1 million from issuance of Partnership Notes, offset by repayment of $276.5 million of senior notes, debt issuance costs of $5.8 million and a $40.0 million net pay down the Partnership Revolver. During 2014, we also had share repurchases of $85.1 million, cash distributions of $32.3 million and dividend payments of $3.8 million, slightly offset by cash proceeds of $3.2 million primarily related to the exercise of stock options.
For the year ended December 31, 2013, net cash provided by continuing financing activities was $169.7 million compared to net cash used in continuing financing activities of $10.3 million for the year ended December 31, 2012. During 2013, we received proceeds of $237.8 million from the issuance of 13,500,000 common units in SunCoke Energy Partners, L.P., $150.0 million from the issuance of the Partnership Notes and $40.0 million from borrowing against the Partnership Revolver. These increases were partially offset by the repayment of $225.0 million of our Term Loan, debt issuance costs of $6.9 million, the repurchase of shares for $10.9 million and a cash distribution to noncontrolling interests of $17.8 million.
Cash (Used in) Provided by Discontinued Operations
Cash used in discontinued operations increased $5.9 million to $24.6 million for the year ended December 31, 2014 as compared to the prior year. The increase in cash used by discontinued operations was primarily attributable to continued declining sales prices, which were only partly mitigated by lower production costs.
For the year ended December 31, 2013, net cash used in discontinued operations was $18.7 million compared to net cash provided by discontinued operations of $32.2 million for the year ended December 31, 2012. This change was due to the decline in average coal sales price of $49 per ton, which was only partially mitigated by a decrease in cash production costs of $19 per ton.
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
Our capital requirements have consisted, and are expected to consist, primarily of:

•
ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens and steam generators and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred;

•	environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and

•
expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Ongoing capital	$43.7	$38.2	$35.7
Environmental remediation project (1)	46.4	27.9	4.8
Expansion capital(2)
Indiana Harbor	24.2	66.2	13.7
Other capital expansion	4.0	—	—
Total expansion capital	28.2	66.2	13.7
Total capital expenditures from continuing operations	118.3	132.3	54.2
Capital expenditures on discontinued operations	6.9	13.3	29.9
Total capital expenditures	$125.2	$145.6	$84.1

(1)	Includes capitalized interest of $3.2 million, $1.0 million and $0.1 million in 2014, 2013 and 2012, respectively.

(2)	Excludes the investment in VISA SunCoke and the acquisitions of Lake Terminal and KRT.
In 2015, we expect our capital expenditures from continuing operations to be approximately $90 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $45 million, of which $17 million will be spent at the Partnership;

•
Total capital expenditures on environmental remediation projects of approximately $30 million, all of which will be spent at the Partnership and was funded with a portion of the proceeds of the Partnership offering and subsequent asset dropdowns; and

•	Total expansion capital of approximately $15 million, of which approximately $6 million will be spent at the Partnership.
We do not anticipate any capital expenditures related to discontinued operations. We expect our ongoing capital expenditures to decrease and will be in the $30 million to $35 million range annually in 2016 and 2017. We expect that capital expenditures on remediation projects will be approximately $20 million in 2016. The amounts above exclude any capital expenditures related to our potential new facility in Kentucky.
In total, we anticipate spending a total of approximately $125 million in environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $75 million related to these projects since 2012 and anticipate spending approximately $50 million in the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are being used to fund $119 million of these environmental remediation projects.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2014:

		Payment Due Dates
	Total	2015	2016-2017	2018-2019	Thereafter
	(Dollars in millions)
Total Debt:
Principal	$640.0	$—	$—	$240.0	$400.0
Interest	243.1	49.4	98.8	92.4	2.5
Operating leases(1)	14.8	4.1	5.5	2.3	2.9
Purchase obligations:
Coal	389.4	389.4	—	—	—
Transportation and coal handling(2)	350.6	43.5	56.4	59.4	191.3
Other(3)	17.3	5.8	3.1	2.6	5.8
Total	$1,655.2	$492.2	$163.8	$396.7	$602.5

(1)
Our operating leases include leases for land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(2)
Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coal purchases and coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.

(3)	Primarily represents open purchase orders for materials, supplies and services.
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
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 17 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Impact of Inflation
Although the impact of inflation has slowed in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees. We expect to continue this practice.
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) properties, plants and equipment; (2) accounting for impairment of long-lived assets and equity method investments; (3) retirement benefit liabilities; and (4) black lung benefit obligations. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements provide a meaningful and fair perspective of our financial condition.
Properties, Plants and Equipment
The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. We revised the estimated useful lives of certain Indiana Harbor assets to be retired and recorded additional depreciation of $15.6 million, $9.5 million and $2.2 million, or $0.23, $0.14 and $0.03 per common share from continuing operations, during 2014, 2013 and 2012, respectively. Additionally, the Company revised the estimated useful lives of certain coal preparation plant assets located at our Jewell facility, since the company plans demolish the preparation plant in 2015, which resulted in additional depreciation of $1.0 million, or $0.01 per common share from continuing operations, during 2014.
Normal repairs and maintenance costs are expensed as incurred. Amounts incurred that extend an asset's useful life, increase its productivity or add production capacity are capitalized. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $124.9 million, $108.8 million and $89.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accounting for Impairment of Long-Lived Assets and Equity Method Investment
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation project expenditures; and changes in governmental regulations or actions.
A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment.
Assets held for sale are measured at the lower of their carrying values or fair value less costs to sell.
During 2014, we recorded total impairment charges related to the coal business of $150.3 million, including both long-lived asset and goodwill impairment charges during the second quarter and valuation impairment charges during the third and fourth quarters on our disposal group, which is stated at fair value less costs to sell at December 31, 2014. See Note 3 and Note 24 to the consolidated financial statements for further details.
Our investment in VISA SunCoke is accounted for using the equity method of accounting. The Company monitors this investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying value when declines in fair value are judged to be other-than-temporary. During 2014, we recorded other-than-temporary impairment charges on our equity method investment in VISA SunCoke of $30.5 million. See Note 6 and Note 24 to the consolidated financial statements for further details.
Retirement Benefit Liabilities
We use actuarial assumptions to calculate pension and other post-retirement benefit obligations and related costs. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. Other assumptions involve demographic factors such as expected retirement age, mortality, employee turnover, health care cost trends and rate of compensation increases. We evaluate these assumptions annually and make adjustments in accordance with changes in underlying market conditions, valuation of plan assets, or demographics. Changes in these assumptions may increase or decrease periodic benefit plan expense as well as the carrying value of benefit plan assets or obligations.
Pension Benefit Liabilities. We have obligations totaling $39.9 million and plan assets of $39.8 million in connection with a funded noncontributory defined benefit pension plan. Effective January 1, 2011, benefits under this plan were frozen for all eligible participants. Effective May 30, 2014, the Company terminated this plan. Distribution of plan assets resulting from the defined benefit plan termination will not be made until the Internal Revenue Service and Pension Benefit Guarantee Corporation determines that the termination satisfies the regulatory requirements, which is expected to occur in 2015, at which time settlement accounting will also occur. The Company expects to record an estimated $13 million settlement charge in 2015 representing accelerated amortization of amounts previously recorded to accumulated other comprehensive loss. The Company's pension obligation at December 31, 2014 reflects the Company's best estimate of a premium it expects to pay above the projected benefit obligation for annuities to fund the settlement of the plan. We did not make any contributions to this plan during the year ended December 31, 2014.
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
The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return, which is subject to considerable year-to-year variability. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for fixed income securities.
The target allocation strategy is 100 percent investment grade fixed income securities with a weighted average duration approximately equal to the duration of the pension plan's benefit obligation. The objective of this strategy is to minimize the risk of market volatility on the value of our pension plan assets.
Other Post-Employment Benefit Liabilities. We have obligations totaling $37.1 million in connection with postretirement welfare benefit plans that provide health care benefits for substantially all of our current retirees. The postretirement welfare benefit plans are unfunded and have historically been paid by us subject to deductibles and coinsurance that have been the responsibility of retirees. Medical benefits under these plans were also phased out or eliminated for most non-mining employees with less than ten years of service on January 1, 2011. Our future contributions for these plans will be subject to an annual cap for all those who are eligible for these benefits.
The principal assumptions that impact the determination of both expense and benefit obligations for our postretirement health care benefit plan are the discount rate and the health care cost trend rate. However, the impact of the health care trend rate has been greatly mitigated by the cap on our contributions.
We determine the discount rates for our other postretirement welfare benefit obligations on the measurement date by reference to annualized rates earned on high quality fixed income investments and yield-to-maturity analysis specific to each plans’ estimated future benefit payments. We developed health care cost trend rate assumptions based on historical cost data and an assessment of likely long-term trends. The Company amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service, all new employees and employer costs for all those still eligible for such benefits were capped. Effective January 1, 2013, we made modifications to our postretirement welfare benefit plan to reduce the costs associated with the way we administer retiree health care coverage for certain current and future retirees. We amended our postretirement welfare benefit plan to provide Medicare participants with retiree medical benefits through a private insurance exchange beginning January 1, 2013 using a company-funded subsidy varying based upon participant age at the end of each plan year. The age-based, company-funded subsidy is fixed and does not increase with health care cost inflation.
Actuarial gains or losses are triggered by changes in assumptions or experience that differs from the original assumptions and, as permitted by existing accounting rules, are not required to be recognized currently in benefit expense. Rather, those gains or losses are deferred as part of accumulated other comprehensive income (loss) and amortized into expense over future periods. At December 31, 2014, the accumulated net actuarial loss for defined benefit plan and postretirement welfare benefit plan was $13.5 million and $10.0 million, respectively. We also have unrecognized prior service costs attributable to our defined benefit plan of approximately $0.5 million and unrecognized prior service credits attributable to our postretirement benefit plans of approximately 8.4 million at December 31, 2014, which is primarily attributable to the phase down or elimination of retiree medical benefits described above. Most of the benefit of this liability reduction will be amortized into income through 2016.

The following table illustrates the sensitivity to a change in certain assumptions for pension and postretirement plans, holding all other assumptions constant:

	Change in Rate	Expense(2)	Benefit Obligations(1)(2)
	(Dollars in millions)
Pension benefits:
Decrease in the discount rate	0.25%	$—	$1.1
Decrease in the long-term expected rate of return on plan assets	0.25%	$—	$1.1
Postretirement welfare benefits:
Decrease in the discount rate	0.25%	$—	$0.8
Increase in the annual health care cost trend rates	1.00%	$—	$—

(1)
Represents both the increase in accumulated benefit obligation and the projected benefit obligation for our defined benefit pension plan and the accumulated postretirement benefit welfare obligations for our postretirement welfare benefit plans.

(2)	Certain expense and benefit obligation changes are less than $0.1 million and are not reflected in the table.
See Note 13 to our consolidated financial statements for further discussion.
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
Our independent actuaries annually calculate the actuarial present value of the estimated black lung liability based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. For the years ended December 31, 2014, 2013 and 2012, the discount rate used to calculate the period end liability was 3.65, 4.65 and 3.80 percent, respectively. A 0.25 percent decrease in the discount rate would have increased 2014 coal workers’ black lung expense by $1.3 million.
The estimated liability was $43.9 million and $32.4 million at December 31, 2014 and 2013, respectively. In addition to changes in the discount rate and other assumptions, the estimated liability at December 31, 2014 was heavily impacted by a significant increase in the rate at which claims are awarded. The Company recognized expense of $14.3 million, income of $0.3 million and expense of $3.3 million during 2014, 2013 and 2012, respectively. The Company had cash expenditures for settlements of black lung liabilities of $2.8 million, $2.2 million, and $2.1 million during the years ended 2014, 2013 and 2012, respectively.
Recent Accounting Standards
See Note 2 to our consolidated financial statements.
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
Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, costs related to exiting our Coal business, sales discounts and the interest, taxes, depreciation, and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, EBITDA reflects sales discounts included as a reduction in sales and other operating revenue.

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
Legacy costs equals royalty revenues, coal pension/other post-employment benefits, coal workers' compensation, black lung, coal preparation plant and certain other coal-related costs that we expect to retain after the sale of the coal business.
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

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$150.0	$173.9	$265.6
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	60.7	41.2	—
Adjusted EBITDA	$210.7	$215.1	$265.6
Subtract:
Adjusted EBITDA from discontinued operations(2)	(10.0)	(6.3)	41.8
Legacy costs, net(3)	(17.1)	(0.4)	(3.9)
Adjusted EBITDA from continuing operations	$237.8	$221.8	$227.7
Subtract:
Adjustment to unconsolidated affiliate earnings(4)	3.0	3.2	—
Depreciation and amortization expense	96.1	77.1	65.0
India impairment	30.5	—	—
Interest expense, net	63.2	52.3	47.6
Income tax expense	7.4	16.4	18.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(5)	(0.5)	6.8	11.2
Asset impairment	16.8	—	—
Legacy costs, net(3)	17.1	0.4	3.9
Income from continuing operations	$4.2	$65.6	$82.0
(Loss) income from discontinued operations, net of tax	(106.0)	(15.5)	20.5
Net (loss) income	$(101.8)	$50.1	$102.5

(1)	Reflects noncontrolling interest in Indiana Harbor and the portions of the Partnership owned by public unitholders.

(2)	See reconciliation of Adjusted EBITDA from discontinued operations below.

(3)
Legacy costs, net includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by the Company which are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other. See detail of these legacy costs in the table below.

(4)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(5)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. The gain was recorded in sales and other operating revenue on our Consolidated Statement of Operations.

Below is a reconciliation of Adjusted EBITDA from discontinued operations to its closest GAAP measure:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Adjusted EBITDA from discontinued operations	$(10.0)	$(6.3)	$41.8
Subtract:
Depreciation and depletion from discontinued operations	10.2	18.9	16.0
Income tax (benefit) expense from discontinued operations	(66.2)	(9.7)	5.3
Asset and goodwill impairment from discontinued operations	133.5	—	—
Exit costs	18.5	—	—
(Loss) income from discontinued operations, net of tax	$(106.0)	$(15.5)	$20.5

The components of legacy costs, net were as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars and shares in millions)
Black lung charges	$14.3	$(0.3)	$3.3
Postretirement benefit plan benefit	(3.7)	(1.0)	(0.6)
Defined benefit plan expense (benefit)	0.2	(0.1)	0.6
Workers compensation expense	4.6	2.0	1.2
Other	1.7	(0.2)	(0.6)
Total legacy costs, net	$17.1	$0.4	$3.9

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward -looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in product specifications for either the coal or coke that we produce or the coals we blend, store and transport;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, and imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies with the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility, cyclical downturns and other changes in the business climate in the coal market, the carbon steel industry and other industries affecting our customers or potential customers;

•	our significant equity interest in the Partnership;

•
our ability, and that of the Partnership, to enter into new, or to renew existing, agreements upon favorable terms for the long-term supply of coke to steel producers and/or for coal logistics services;

•	our ability to consummate asset sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•
our ability to identify and consummate acquisitions and investments, execute them under favorable terms, integrate them into our existing business operations, and have them perform at anticipated levels;

•	our ability to successfully implement our growth strategies (including potential construction and operation of new cokemaking facilities);

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to realize expected benefits from acquisitions and investments (including our Indian joint venture);

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our business operations, and in the operations of our subsidiaries, our major customers, our business partners and/or suppliers;

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

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	changes in, or new statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters;

•	changes in, or new, statues, regulations or governmental policies by federal authorities with respect to the sale of electric energy from the Haverhill and Middletown facilities;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of hazardous waste and other waste from our operations;

•	claims of noncompliance with any statutory and regulatory requirements;

•	the accuracy of our estimates of necessary reclamation and/or remediation activities (including mine closure obligations);

•	changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which we are a party or liability resulting from such litigation, arbitration, or other proceedings;

•	the unreliability of historical consolidated financial data as an indicator of future results;

•	public company costs;

•	legacy liabilities and the effects of continuing contractual obligations resulting from our separation from Sunoco, Inc.;

•	our ability to secure new agreements for the supply, transportation and/or storage of coal, or to renew such existing agreements;

•	our ability to develop coal reserves in an economically feasible manner;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantity or quality of coal produced by our contract mine operators;

•	our ability to obtain and renew required permits, and the availability and cost of any surety bonds necessary for our business operations ;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our business operations;

•	changes in insurance markets impacting cost, level and/or types of coverages available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or other matters;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Our primary areas of market risk include changes in: (1) the price of coal, which is the key raw material for our cokemaking business; (2) interest rates; and (3) foreign currency exchange rates. We do not enter into any market risk sensitive instruments for trading purposes.
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, other than Jewell, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales. To the extent that contracts for third-party coal purchases at our Haverhill facility convert to pricing mechanisms of less than a year, then the Jewell coke price will be adjusted accordingly during that year.
The provisions of our coke sales agreements require us to meet minimum production levels and generally require us to secure replacement coke supplies at the prevailing contract price if we do not meet contractual minimum volumes. Because market prices for coke are generally highly correlated to market prices for metallurgical coal, we are subject to market risk related to the procurement of replacement supplies to the extent any of our facilities are unable to produce their contractual minimum volumes.
Other than at our joint venture in VISA SunCoke discussed below, we do not use derivatives to hedge any of our coal purchases or sales. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
We are exposed to changes in interest rates as a result of borrowing activities on our Partnership Revolver and our cash balances. During the year ended December 31, 2014, the daily average outstanding balance on the Partnership Revolver was $1.9 million. Assuming a 50 basis point change in LIBOR, interest expense on the Partnership Revolver would not have changed by a significant amount for the full year 2014. At December 31, 2014, there were no outstanding borrowings under the Revolving Facility or the Partnership Revolver.
At December 31, 2014, we had cash and cash equivalents of $139.0 million, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have increased by approximately $0.7 million for the year ended December 31, 2014.
Because we operate outside the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2014 would have been approximately $0.9 million.

Our India Coke segment purchases coal to be used in the production of coke. Coal, which is purchased in U.S. dollars, is subject to price fluctuations that may create price risk. Coke sales to customers are denominated in Indian rupees. Our ability to recover higher costs through price increases to customers may be limited due to the competitive pricing environment that exists in the market. Further, the purchase of coal at our India Coke segment is subject to foreign currency risk because the purchase of coal is denominated in a currency other than the segment’s functional currency. Beginning the fourth quarter of 2013, India Coke used derivative financial instruments to hedge currency fluctuations for a majority of anticipated purchases of coal used in the production of coke. If currency exchange rates change by 10 percent, we estimate that the impact on our annual net income would be approximately $1.0 million. We have policies governing the derivative instruments that may be used, including a policy not to enter into derivative contracts for speculative or trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SunCoke Energy, Inc.
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunCoke Energy, Inc. at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SunCoke Energy, Inc.
We have audited SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SunCoke Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, SunCoke Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunCoke Energy, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2015

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,461.5	$1,572.2	$1,853.7
Other income, net	11.2	13.3	11.0
Total revenues	1,472.7	1,585.5	1,864.7
Costs and operating expenses
Cost of products sold and operating expenses	1,174.1	1,282.5	1,573.1
Selling, general and administrative expenses	75.9	89.4	79.0
Depreciation and amortization expenses	96.1	77.1	65.0
Asset impairment	16.8	—	—
Total costs and operating expenses	1,362.9	1,449.0	1,717.1
Operating income	109.8	136.5	147.6
Interest expense, net	63.2	52.3	47.6
Income before income tax expense and loss from equity method investment	46.6	84.2	100.0
Income tax expense	7.4	16.4	18.0
Loss from equity method investment	35.0	2.2	—
Income from continuing operations	4.2	65.6	82.0
(Loss) income from discontinued operations, net of income tax benefit (expense) of $66.2 million, $9.7 million and ($5.3) million, respectively	(106.0)	(15.5)	20.5
Net (loss) income	(101.8)	50.1	102.5
Less: Net income attributable to noncontrolling interests	24.3	25.1	3.7
Net (loss) income attributable to SunCoke Energy, Inc.	$(126.1)	$25.0	$98.8
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic
Continuing operations	$(0.29)	$0.58	$1.12
Discontinued operations	$(1.54)	$(0.22)	$0.29
Diluted
Continuing operations	$(0.29)	$0.58	$1.11
Discontinued operations	$(1.54)	$(0.22)	$0.29
Weighted average number of common shares outstanding:
Basic	68.8	69.9	70.0
Diluted	68.8	70.2	70.3

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net (loss) income	$(101.8)	$50.1	$102.5
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $2.7 million, $1.3 million and $1.2 million, respectively)	(4.0)	(1.9)	(1.9)
Retirement benefit plans funded status adjustment (net of related tax benefit (expense) of $1.6 million, ($3.8 million) and ($0.8 million), respectively)	(2.6)	5.7	1.6
Currency translation adjustment	(0.8)	(10.0)	(1.1)
Comprehensive (loss) income	(109.2)	43.9	101.1
Less: Comprehensive income attributable to noncontrolling interests	24.3	25.1	3.7
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(133.5)	$18.8	$97.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$139.0	$233.6
Receivables	75.4	85.3
Inventories	139.1	128.6
Income tax receivable	6.0	6.6
Deferred income taxes	26.4	12.6
Other current assets	3.6	2.3
Current assets held for sale	19.3	12.9
Total current assets	408.8	481.9
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	22.3	56.8
Properties, plants and equipment, net	1,466.6	1,458.9
Goodwill and other intangible assets, net	22.0	23.5
Deferred charges and other assets	37.4	35.7
Long-term assets held for sale	—	146.1
Total assets	$1,998.1	$2,243.9
Liabilities and Equity
Accounts payable	$110.9	$138.4
Accrued liabilities	41.6	59.5
Short-term debt, including current portion of long-term debt	—	41.0
Interest payable	19.9	18.2
Current liabilities held for sale	37.4	25.9
Total current liabilities	209.8	283.0
Long-term debt	651.5	648.1
Accrual for black lung benefits	43.9	32.4
Retirement benefit liabilities	33.6	34.8
Deferred income taxes	321.9	354.7
Asset retirement obligations	15.1	10.9
Other deferred credits and liabilities	16.9	14.4
Long-term liabilities held for sale	—	33.3
Total liabilities	1,292.7	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,251,529 shares and 70,892,140 shares at December 31, 2014 and 2013, respectively	0.7	0.7
Treasury stock, 4,977,115 shares and 1,255,355 shares at December 31, 2014 and 2013 respectively	(105.0)	(19.9)
Additional paid-in capital	543.6	446.9
Accumulated other comprehensive loss	(21.5)	(14.1)
Retained earnings	13.9	143.8
Total SunCoke Energy, Inc. stockholders' equity	431.7	557.4
Noncontrolling interests	273.7	274.9
Total equity	705.4	832.3
Total liabilities and equity	$1,998.1	$2,243.9

(See Accompanying Notes)

SunCoke Energy, Inc.

(See Accompanying Notes)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cash Flows from Continuing Operating Activities:
Net (loss) income	$(101.8)	$50.1	$102.5
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Loss (income) from discontinued operations, net of tax	106.0	15.5	(20.5)
Asset impairment	16.8	—	—
Depreciation and amortization expense	96.1	77.1	65.0
Deferred income tax (benefit) expense	(6.0)	0.5	30.4
Payments in excess of expense for retirement plans	(8.1)	(5.4)	(9.6)
Share-based compensation expense	9.8	7.6	6.7
Excess tax benefit from share-based awards	(0.3)	—	—
Loss from equity method investment	35.0	2.2	—
Loss on extinguishment/modification of debt	15.4	—	—
Changes in working capital pertaining to continuing operating activities (net of acquisitions):
Receivables	9.9	(17.1)	(5.7)
Inventories	(10.5)	30.9	57.8
Accounts payable	(27.5)	25.2	(69.2)
Accrued liabilities	(17.9)	(22.8)	11.0
Interest payable	1.7	2.5	(0.2)
Income taxes	1.0	(10.1)	(17.6)
Accrual for black lung benefits	11.5	(2.4)	1.3
Other	(1.1)	2.9	(7.9)
Net cash provided by continuing operating activities	130.0	156.7	144.0
Cash Flows from Continuing Investing Activities:
Capital expenditures	(118.3)	(132.3)	(54.2)
Acquisition of businesses, net of cash acquired	—	(113.3)	—
Equity method investment in VISA SunCoke Limited	—	(67.7)	—
Net cash used in continuing investing activities	(118.3)	(313.3)	(54.2)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	90.5	237.8	—
Proceeds from issuance of long-term debt	268.1	150.0	—
Repayment of long-term debt	(276.5)	(225.0)	(3.3)
Debt issuance costs	(5.8)	(6.9)	—
Proceeds from revolving facility	40.0	40.0	—
Repayment of revolving facility	(80.0)	—	—
Cash distributions to noncontrolling interests	(32.3)	(17.8)	(2.3)
Shares repurchased	(85.1)	(10.9)	(9.4)
Proceeds from exercise of stock options	2.9	2.5	4.7
Excess tax benefit from share-based awards	0.3	—	—
Dividends paid	(3.8)	—	—
Net cash (used in) provided by continuing financing activities	(81.7)	169.7	(10.3)
Net (decrease) increase in cash and cash equivalents from continuing operations	(70.0)	13.1	79.5
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	(17.7)	(5.4)	62.1
Cash flows from discontinued operations - investing activities	(6.9)	(13.3)	(29.9)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(24.6)	(18.7)	32.2
Net (decrease) increase in cash and cash equivalents	(94.6)	(5.6)	111.7
Cash and cash equivalents at beginning of year	233.6	239.2	127.5
Cash and cash equivalents at end of year	$139.0	$233.6	$239.2

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. or Parent Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2011	70,012,702	$0.7	—	$—	$511.3	$(6.5)	$20.0	$525.5	$34.4	$559.9
Net income	—	—	—	—	—	—	98.8	98.8	3.7	102.5
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.2 million)	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment (net of related tax expense of $0.8 million)	—	—	—	—	—	1.6	—	1.6	—	1.6
Currency translation adjustment	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Noncash distribution to Sunoco under Tax Sharing Agreement	—	—	—	—	(85.8)	—	—	(85.8)	—	(85.8)
Share-based compensation expense	—	—	—	—	6.5	—	—	6.5	—	6.5
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Share issuances	548,737	—	—	—	4.9	—	—	4.9	—	4.9
Shares repurchased	—	—	603,528	(9.4)	—	—	—	(9.4)	—	(9.4)
At December 31, 2012	70,561,439	$0.7	603,528	$(9.4)	$436.9	$(7.9)	$118.8	$539.1	$35.8	$574.9
Net income	—	—	—	—	—	—	25.0	25.0	25.1	50.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $1.3 million)	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment (net of related tax expense of $3.8 million)	—	—	—	—	—	5.7	—	5.7	—	5.7
Currency translation adjustment	—	—	—	—	—	(10.0)	—	(10.0)	—	(10.0)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	231.8	231.8
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17.8)	(17.8)
Share-based compensation expense	—	—	—	—	7.6	—	—	7.6	—	7.6
Share issuances, net of shares withheld for taxes	330,701	—	—	—	2.8	—	—	2.8	—	2.8
Shares repurchased	—	—	651,827	(10.5)	(0.4)	—	—	(10.9)	—	(10.9)
At December 31, 2013	70,892,140	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2013	70,892,140	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3
Net (loss) income	—	—	—	—	—	—	(126.1)	(126.1)	24.3	(101.8)
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $2.7 million)	—	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Retirement benefit plans funded status adjustment (net of related tax benefit of $1.6 million)	—	—	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	90.5	90.5
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	83.7	—	—	83.7	(83.7)	—
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(32.3)	(32.3)
Dividends paid	—	—	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Share-based compensation expense	—	—	—	—	9.8	—	—	9.8	—	9.8
Excess tax benefit from share-based awards	—	—	—	—	0.3	—	—	0.3	—	0.3
Share issuances, net of shares withheld for taxes	359,389	—	—	—	2.9	—	—	2.9	—	2.9
Shares repurchased	—	—	3,721,760	(85.1)	—	—	—	(85.1)	—	(85.1)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer. We have a preferred stock investment in the project company that owns this facility, which has approximately 1.7 million tons of annual cokemaking capacity. In March 2013, we formed a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"), which has cokemaking capacity of 440 thousand tons of coke per year.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in the last 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We believe that heat recovery technology has several advantages over the alternative by-product cokemaking process, including producing higher quality coke, using waste heat to generate steam or electricity for sale and reducing the environmental impact.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City and Haverhill 1 sell steam to third-parties and VISA SunCoke sells steam to VISA Steel. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
We own and operate coal mining operations in Virginia and West Virginia with more than 110 million tons of proven and probable reserves at December 31, 2014. In 2014, we sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal. We are pursuing the exit of our coal mining business and have presented the results of our coal operations as discontinued operations and held for sale in the consolidated financial statements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal") provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
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

On January 24, 2013, we completed the initial public offering of SunCoke Energy Partners, L.P., a master limited partnership (“the Partnership”), through the sale of 13,500,000 common units representing limited partner interests in the Partnership in exchange for $231.8 million of net proceeds, net of $24.7 million of offering costs, $6.0 million of which were paid during 2012 (the "Partnership offering"). Of these net proceeds, $67.0 million was retained by the Partnership for environmental remediation project expenditures and $12.4 million for sales discounts related to tax credits owed to our customers. Upon the closing of the Partnership offering, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 55.9 percent limited partner interest in the Partnership. The remaining 42.1 percent interest in the Partnership was held by public unitholders and was reflected in noncontrolling interest on our Consolidated Statement of Operations and Consolidated Balance Sheet beginning with the first quarter of 2013. Key assets of the Partnership at the time of formation were a 65 percent interest in each of our Haverhill and Middletown cokemaking and heat recover facilities.
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership, resulting in a decrease in our limited partner ownership in the Partnership to 54.1 percent and increased public unitholders' limited interest to 43.9 percent interest in the Partnership. See Note 4. At December 31, 2014, we own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 54.0 percent limited partner interest in the Partnership. The remaining 44.0 percent interest in the Partnership was held by public unitholders and is reflected in noncontrolling interest on our Consolidated Statement of Operations and Consolidated Balance Sheet.
We are also party to an omnibus agreement pursuant to which we will provide the Partnership with: (1) remarketing efforts upon the occurrence of certain potential adverse events under our coke sales agreements; (2) indemnification of certain environmental costs; and (3) preferential rights for growth opportunities.
Consolidation and Basis of Presentation
The consolidated financial statements of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and include the assets, liabilities, revenues and expenses of the Company and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
Currency Translation
The functional currency of the Company’s Brazilian operations and India joint venture are the Brazilian real and Indian rupee, respectively. The Company’s foreign operations translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive loss in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates that prevailed during the period.
Some transactions of the Company’s Brazilian operations and India joint venture are conducted in currencies different from their functional currency. Gains and losses from these foreign currency transactions are included in income as they occur. Our share of equity method losses in India resulting from foreign currency transactions was $0.3 million and $1.5 million for the year ended December 31, 2014 and 2013, respectively. The gains and losses from our Brazilian operations were not material to the results of operations during the years ended December 31, 2014, 2013 and 2012.

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
Substantially all of the coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2014, 2013 and 2012.
Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method.
The Company utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are depreciated over 25 to 30 years. Coal logistics plant and equipment are depreciated over 15 to 20 years. All depreciation and amortization is excluded from cost of products sold and operating expenses and presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company had capitalized interest costs related to its environmental remediation project (see Note 17) of $3.2 million, $1.0 million and $0.1 million for 2014, 2013 and 2012, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs, incurred during the construction of a new facility are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
We revised the estimated useful lives of certain assets to be retired at our Indiana Harbor cokemaking facility and recorded additional depreciation of $15.6 million, $9.5 million and $2.2 million, or $0.23, $0.14 and $0.03 per common share from continuing operations, during 2014, 2013 and 2012, respectively. Additionally in 2015, the Company plans to demolish the coal preparation plant located near our Jewell cokemaking facility and has revised the estimated useful lives of certain coal preparation plant assets which resulted in additional depreciation of $1.0 million, or $0.01 per common share from continuing operations, during 2014.
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

A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. The Company recorded impairment charges in 2014 on certain long-lived assets, which are discussed in Note 3 and Note 24.
Assets held for sale are measured at the lower of their carrying values or fair value less costs to sell.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually during the fourth quarter. Other than the goodwill impairment recorded on our discontinued operations (see Note 24), there were no other impairment of goodwill or other intangibles during the periods presented. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. See Note 12.
Investment in Brazilian Cokemaking Operations
SunCoke Energy’s investment in preferred shares of the company that owns the cokemaking facility in Vitória, Brazil, that SunCoke Energy operates under licensing and operating agreements, is accounted for at cost. Income received by SunCoke Energy from this investment, which is in the form of a dividend, is contingent upon achieving certain minimum production levels at the facility and payment is guaranteed by the parent company of the plant’s owner, which is a lessee of the facility. Accordingly, the Company recognizes income from this investment in other income on the Consolidated Statement of Operations when certain required production levels have been met and the amount is deemed collectible, typically in the fourth quarter.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to hedge against the risk of adverse movements in interest rates and foreign currency fluctuations. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 24.
Cash received or paid upon settlement of derivative financial instruments is classified in the same category as the cash flows from items being hedged on the Consolidated Statements of Cash Flows.
Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.
The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. Unrecognized tax benefits and accruals for interest and penalties are included in other deferred credits and liabilities on the Consolidated Balance Sheets. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in income tax expense on the Consolidated Statements of Operations.
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
Recently Issued Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". ASU 2015-01 eliminates the concept of extraordinary items from GAAP. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity". ASU 2014-16 provides guidance to entities about how to determine the nature of the host contract by considering all terms and features of the hybrid financial instrument. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In November 2014, the FASB issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting". ASU 2014-17 provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. It is effective on November 18, 2014. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern". This ASU is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. It is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, and cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. Under this ASU, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of ASU 2014-09 but does not expect it to have a material effect on the Company's financial condition, results of operations, and cash flows.
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

Labor Concentrations
As of December 31, 2014, we have approximately 1,202 employees in the U.S. Approximately 26 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers under various contracts. Additionally, approximately 2 percent of our domestic employees are represented by the International Union of Operating Engineers. On August 16, 2014, we reached a new three year labor agreement for our Granite City location, which will expire on August 31, 2017. The labor agreements at our Indiana Harbor and Haverhill cokemaking facilities expire on August 31, 2015 and October 31, 2015, respectively. As of December 31, 2014, we have approximately 278 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under an agreement that expires on October 31, 2015. We will be working on the renewal of these agreements in 2015 and do not anticipate any work stoppages.
3. Coal Impairment Charges and Discontinued Operations
On July 17, 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business.  Concurrent with this authorization, the coal mining operations were, and continue to be, reflected as discontinued operations and the related net assets are presented as held for sale in the Company’s consolidated financial statements. The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation. The Company's coal mining business was previously reported as the Coal Mining reportable segment.
Certain coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other.  Legacy assets totaled $12.9 million and $30.5 million and legacy liabilities totaled $86.9 million and $68.6 million at December 31, 2014 and 2013, respectively. Legacy costs of $17.1 million, $0.4 million and $3.9 million are included in continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively. The current year period included $14.3 million of charges related to black lung obligations as discussed in Note 16.
During 2014, the Company recorded total impairment charges related to the coal business of $150.3 million, including both long-lived asset and goodwill impairment charges as well as valuation impairment charges on the disposal group, which is stated at fair value less costs to sell. Of these total charges, $133.5 million, or $81.9 million, net of tax, was related to the disposal group and was recorded in loss from discontinued operations, net of tax. The remaining $16.8 million related to the coal preparation plant, which is considered a legacy asset, and was recorded in asset impairment on the Consolidated Statement of Operations. See Note 24 for further discussion of fair value measurements.
We have been actively marketing the sale of the coal mining business but believe the increasingly difficult coal pricing environment impeded the sale of the entire coal business in 2014, although we did execute a definitive agreement to sell the Harold Keene Coal Companies (“HKCC”) in the fourth quarter of 2014. We will continue to pursue the sale of the remaining coal mining business in 2015, and upon a successful sale, the Company would likely enter into a long-term coal supply agreement with the buyer. To help minimize losses, while still providing a cost effective and reliable supply of coal to our Jewell cokemaking facility, we implemented a coal rationalization plan in December 2014. Under the coal rationalization plan, we will source a portion of the coal from external coal suppliers and will implement a contract mining model, which will use contract miners to mine our coal reserves. As part of this coal rationalization plan, we will idle various mines and reduce production by approximately 50 percent, transition coal washing activities to a third party provider and eliminate nearly 400 coal mining positions. The Company has recorded $12.5 million in employee-related costs and $6.0 million in contract termination costs in 2014 associated with these actions and expects to incur additional exit and disposal costs of $1.5 million to $4.5 million in 2015 associated with employee severance, contract termination and other one time costs to idle mines.

Summarized below is the major financial information of our coal business presented as held for sale on our Consolidated Balance Sheets:

	December 31,
	2014	2013
	(Dollars in millions)
Assets
Receivables	$2.8	$6.2
Inventories	8.8	6.7
Properties, plants and equipment, net	31.1	—
Lease and mineral rights, net	18.6	—
Other current assets	3.5	—
Valuation allowance	(45.5)	—
Total current assets held for sale	19.3	12.9
Properties, plants and equipment, net	—	85.2
Lease and mineral rights, net	—	52.8
Goodwill and other intangible assets, net	—	6.0
Other assets	—	2.1
Total assets held for sale	$19.3	$159.0
Liabilities
Accounts payable	$10.4	$15.9
Accrued liabilities	19.9	10.0
Asset retirement obligations	7.1	—
Total current liabilities held for sale	37.4	25.9
Deferred income taxes	—	21.9
Asset retirement obligations	—	7.0
Other deferred credits and liabilities	—	4.4
Total liabilities held for sale	$37.4	$59.2
Summarized below is the major financial information of our coal business presented as discontinued operations in our Consolidated Statements of Operations:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Revenues
Total revenues	$31.1	$62.2	$49.4
Costs and operating expenses
Cost of products sold and operating expenses	38.8	65.5	4.5
Selling, general and administrative expenses	20.8	3.0	3.1
Depreciation, depletion and amortization	10.2	18.9	16.0
Asset and goodwill impairment	133.5	—	—
Pre-tax (loss) income from discontinued operations	(172.2)	(25.2)	25.8
Income tax benefit (expense)	66.2	9.7	(5.3)
(Loss) income from discontinued operations, net of tax	$(106.0)	$(15.5)	$20.5
4. Drop-Down Transaction
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership for a total transaction value of $365.0 million (the "Haverhill and Middletown

Dropdown"). After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own a 2.0 percent general partner interest in the Partnership, all of the incentive distribution rights, and a 54.1 percent limited partner interest in the Partnership, a decrease from the 55.9 percent interest held at December 31, 2013. Upon the closing of the Haverhill and Middletown Dropdown transaction, public unitholders held a 43.9 percent interest in the Partnership, which is reflected as a noncontrolling interest in the consolidated financial statements. We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke's equity of $83.7 million.
Total value received by SunCoke Energy for the Haverhill and Middletown Dropdown included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests. In addition, the Partnership assumed and repaid approximately $271.3 million of our outstanding debt and other liabilities, including paying a market premium of $11.4 million to complete the tender of the senior unsecured notes. The remaining $10.4 million of transaction value consisted of $3.4 million in cash as well as $7.0 million retained by the Partnership to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill.
In conjunction with the Haverhill and Middletown Dropdown, the Partnership closed on the issuance of 3.2 million common units to the public for $88.7 million of net proceeds, completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. See Note 15.
The table below summarizes the effects of the changes in the Company’s ownership interest in Haverhill and Middletown on SunCoke’s equity.

Year Ended December 31, 2014
(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(126.1)
Transfer from noncontrolling interest from change in SunCoke Energy, Inc. equity for the contribution of 33.0 percent interest in Haverhill and Middletown	83.7
Change from net loss attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$(42.4)
5. Acquisitions
SunCoke Lake Terminal LLC
On August 30, 2013, the Partnership completed its acquisition of the assets and business operations of Lakeshore Coal Handling Corporation ("Lakeshore"), now called SunCoke Lake Terminal LLC ("Lake Terminal") for $28.6 million. Prior to the acquisition, the entity that owns SunCoke's Indiana Harbor cokemaking operations was a customer of Lakeshore and held the purchase rights to Lakeshore. Concurrent with the closing of the transaction, the Partnership paid $1.8 million to DTE Energy Company, the third party investor owning a 15 percent interest in the entity that owns Indiana Harbor, in consideration for assigning its share of the Lake Terminal buyout rights to the Partnership. The Partnership recognized this payment in selling, general, and administrative expenses on the Consolidated Statement of Operations during the period.
Located in East Chicago, Indiana, Lake Terminal does not take possession of coal but instead derives its revenue by providing coal handling and blending services to its customers on a per ton basis. Lake Terminal has and will continue to provide coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. In September 2013, Lake Terminal and Indiana Harbor entered into a new 10-year contract with terms equivalent to those of an arm's-length transaction.
The following table summarizes the consideration paid for Lake Terminal and the fair value of the assets acquired at the acquisition date (dollars in millions):

Consideration:
Cash	$28.6
Recognized amounts of identifiable assets acquired and liabilities assumed:
Plant, property and equipment	25.9
Inventory	2.7
Total	$28.6

The results of Lake Terminal have been included in the consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $13.1 million and $4.3 million, Lake Terminal had revenues of $13.4 million and $4.6 million, for the years ended December 31, 2014 and 2013, respectively. The acquisition of Lake Terminal increased operating income by $1.7 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The acquisition of Lake Terminal is not material to the Company's consolidated financial statements; therefore, pro forma information has not been presented.
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
The following table summarizes the consideration paid for KRT and the fair value of assets acquired and liabilities assumed at the acquisition date (dollars in millions):

Consideration:
Cash	$84.7
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	5.2
Plant, property and equipment	67.2
Intangible assets	7.9
Current liabilities	(3.7)
Other long-term liabilities	(0.1)
Total identifiable net assets assumed	76.5
Goodwill	8.2
Total	$84.7
The results of KRT have been included in the consolidated financial statements since the acquisition date and are included in the Coal Logistics segment. Inclusive of intersegment sales of $5.7 million and $1.2 million, KRT had revenues of $41.6 million and $9.0 million for the years ended December 31, 2014 and 2013, respectively. The acquisition of KRT increased operating income by $5.0 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. The acquisition of KRT is not material to the Company’s consolidated financial statements; therefore, pro forma information has not been presented.
6. Equity Method Investment
On March 18, 2013, we completed a transaction to form a joint venture, VISA SunCoke, with VISA Steel. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We invested $67.7 million to acquire a 49 percent interest in VISA SunCoke with VISA Steel holding the remaining 51 percent interest. This investment is accounted for under the equity method under which investments are initially recorded at cost. We recognize our share of GAAP earnings in VISA SunCoke on a one-month lag and began recognizing such earnings in the second quarter of 2013. During 2014, as the result of continued downward market pressures in India due to increased Chinese imports and restrictions on iron ore mining in India, which limited steel production, the Company evaluated its investment in Visa SunCoke for impairment and recorded an impairment charge of $30.5 million. See Note 24. During the years ended December 31, 2014 and 2013, including the impairment charge, we incurred losses from the equity method investment in VISA SunCoke of $35.0 million and $2.2 million, respectively.
7. Customer Concentrations
In 2014, the Company sold approximately 4.2 million tons of coke to its three primary customers in the U.S.: ArcelorMittal, AK Steel and U.S. Steel. Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately one-half of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. The remaining balance of coke sales at the Haverhill facility are primarily sold to AK Steel under long-term contracts. All coke sales from the Middletown cokemaking facility are made pursuant to a long-term contract with AK Steel. Substantially all coke sales from the Granite City cokemaking facility are made pursuant to a long-term contract with U.S. Steel. In addition, the licensing and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operations, are payable to the Company under long-term contracts with a Brazilian subsidiary of ArcelorMittal.
The Company generally does not require any collateral with respect to its receivables. At December 31, 2014, the Company’s receivables balance was primarily due from ArcelorMittal, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers; these concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry. At December 31, 2014, receivables due from ArcelorMittal, AK Steel and U.S. Steel were $48.5 million, $14.5 million and $6.4 million, respectively. Also included in receivables at December 31, 2014 was a $9.5 million preferred dividend from ArcelorMittal Brazil. This preferred dividend was recorded in other income, net on the Consolidated Statements of Operations.
Sales to ArcelorMittal as well as licensing and operating fees from ArcelorMittal Brazil, in total, accounted for $781.6 million, $826.7 million and $1,018.9 million, or 53 percent, 53 percent and 56 percent, for the years ended December 31, 2014, 2013 and 2012, respectively, of the Company’s sales and other operating revenue and were recorded in the Domestic Coke and Brazil Coke segments. Additionally, preferred dividends from ArcelorMittal Brazil of $9.5 million, $9.5 million and $9.4 million, were recorded in other income, net on the Consolidated Statements of Operations.
Sales to AK Steel, in total, accounted for $402.4 million, $468.6 million and $539.4 million, or 27 percent, 30 percent and 29 percent, for the years ended December 31, 2014, 2013 and 2012, respectively, of the Company’s sales and other operating revenue and were recorded in the Domestic Coke segment.
Sales to U.S. Steel, in total, accounted for $232.3 million, $245.8 million and $273.7 million or 16 percent, 16 percent and 15 percent, for the years ended December 31, 2014, 2013 and 2012, respectively, of the Company’s sales and other operating revenue and were recorded in the Domestic Coke and Coal Logistics segments.
8. Income Taxes
The components of income from continuing operations before income tax expense are as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Domestic	$35.2	$71.7	$92.2
Foreign	11.4	12.5	7.8
Total	$46.6	$84.2	$100.0
The components of income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Income taxes currently payable (receivable):
U.S. federal	$8.0	$9.7	$(16.2)
State	2.4	3.4	1.1
Foreign	3.0	2.8	2.7
Total taxes currently payable (receivable)	13.4	15.9	(12.4)
Deferred tax (benefit):
U.S. federal	(7.5)	(5.7)	31.0
State	1.5	6.2	(0.6)
Total deferred tax	(6.0)	0.5	30.4
Total	$7.4	$16.4	$18.0

The reconciliation of the income tax expense at the U.S. statutory rate to the income tax expense from continuing operations is as follows:

	Years Ended December 31,
	2014		2013		2012
	(Dollars in millions)
Income tax expense at 35 percent U.S. statutory rate	$16.3	35.0%	$29.5	35.0%	$35.0	35.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests(1)	(8.7)	(18.6)%	(8.9)	(10.6)%	(1.3)	(1.3)%
Nonconventional fuel credit	—	—%	(9.5)	(11.3)%	(16.0)	(16.0)%
State and other income taxes, net of federal income tax effects	2.9	6.2%	5.2	6.2%	0.3	0.3%
Return-to-provision adjustments	(1.8)	(4.0)%	(0.9)	(1.1)%	(1.1)	(1.1)%
Change in valuation allowance(2)	11.1	23.7%	0.9	1.1%	(0.1)	—%
Impact of tax sharing agreement	(0.8)	(1.7)%	0.4	0.5%	—	—%
Domestic production activity deduction	(0.7)	(1.4)%	(0.5)	(0.6)%	(0.3)	(0.3)%
Investment in Subsidiary(2)	(11.9)	(25.5)%	—	—%	—	—%
Other	1.0	2.1%	0.2	0.3%	1.5	1.5%
	$7.4	15.8%	$16.4	19.5%	$18.0	18.1%

(1)	No income tax expense is reflected in the Consolidated Statements of Operations for partnership income attributable to noncontrolling interests.

(2)
On December 22, 2014, SunCoke executed a definitive agreement to sell 100 percent of its interest in the entities that made up the Harold Keene Coal Companies. This required SunCoke to record a deferred tax asset of $11.9 million related to the outside basis difference on the Harold Keene investment. This deferred tax asset was offset by a $9.8 million valuation allowance.

The tax effects of temporary differences that comprise the net deferred income tax liability from continuing operations are as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$14.6	$13.4
Black lung benefit liabilities	16.8	12.5
Share-based compensation	6.9	5.0
Federal tax credit carryforward	19.8	19.3
State tax credit carryforward, net of federal income tax effects	9.2	8.6
State net operating loss carryforward, net of federal income tax effects	5.4	5.3
Other liabilities not yet deductible	18.7	9.8
Investment in subsidiaries	11.8	—
Total deferred tax assets	103.2	73.9
Less valuation allowance	(14.7)	(3.3)
Deferred tax asset, net	88.5	70.6
Deferred tax liabilities:
Properties, plants and equipment	(84.3)	(118.1)
Investment in partnerships	(299.7)	(294.6)
Total deferred tax liabilities	(384.0)	(412.7)
Net deferred tax liability	$(295.5)	$(342.1)

The net deferred income tax liability from continuing operations was classified in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Current asset	$26.4	$12.6
Noncurrent liability	(321.9)	(354.7)
Net deferred tax liability	$(295.5)	$(342.1)
As of December 31, 2014, we have $19.8 million of federal tax credit carryforwards that generally expire between 2032 and 2033. We have $14.6 million of state net operating loss and tax credit carryforwards that generally expire between 2017 and 2025.
Sunoco’s consolidated federal income tax returns, which includes SunCoke’s federal income tax return, have been examined by the Internal Revenue Service (“IRS”) for all years through the return for the year ended October 4, 2012, the last year for which Sunoco filed a consolidated federal income tax return. Except for refund claims, unrelated to SunCoke, filed by Sunoco for the years 2004 through 2011, agreement has been reached with the IRS on all issues for all years. All years 2007 through October 4, 2012, remain open and it is believed that the years 2004 through 2006 also remain open under certain circumstances. SunCoke is currently open to examination by the IRS for the tax years ended December 31, 2012 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
There were no uncertain tax positions at December 31, 2014 and 2013 and there were no interest or penalties recognized during the years ended December 31, 2014, 2013 and 2012. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
The Company has not recorded income taxes on the undistributed earnings of the India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At December 31, 2014, our Visa SunCoke joint venture had a cumulative loss on unconsolidated earnings. Given the cumulative losses incurred by our VISA SunCoke joint venture, there are currently no unconsolidated earnings that if remitted would result in additional tax.
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
As of December 31, 2014, SunCoke Energy estimates that all tax benefits have been settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments through earnings when necessary.
On the Separation Date, pursuant to the tax sharing agreement with Sunoco discussed above, it was determined that certain deferred tax assets attributable to net operating losses and credit carry forwards, which had been reflected in SunCoke Energy’s balance sheets prior to the Separation Date on a theoretical separate-return basis, were not realizable by SunCoke Energy. Accordingly, current and deferred tax benefits totaling $229.2 million were eliminated from the Consolidated Balance Sheets with a corresponding reduction to SunCoke Energy’s equity accounts, $85.8 million of which were eliminated in the year ended December 31, 2012.
9. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished goods sold by the Company to its customers, and materials, supplies and other.
These components of inventories were as follows:

	December 31,
	2014	2013
	(Dollars in millions)
Coal	$96.5	$81.2
Coke	6.9	11.8
Materials, supplies and other	35.7	35.6
Total inventories	$139.1	$128.6
10. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,(1)
	2014	2013
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$1,676.2	$1,596.5
Coal logistics plant, machinery and equipment	83.6	82.6
Land and land improvements	82.5	82.5
Construction-in-progress	62.4	57.3
Other	65.3	76.3
Gross investment, at cost	1,970.0	1,895.2
Less: Accumulated depreciation	(503.4)	(436.3)
Total properties, plants and equipment, net	$1,466.6	$1,458.9

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $1,155.1 million and $1,133.1 million and accumulated depreciation of $262.4 million and $228.9 million at December 31, 2014 and December 31, 2013, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

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

The following table provides a reconciliation of changes in the asset retirement obligation from continuing operations during each period (dollars in millions):

Balance at January 1, 2013	$7.7
Liabilities incurred	3.1
Liabilities settled	—
Accretion expense(1)	0.6
Revisions in estimated cash flows	(0.5)
Balance at December 31, 2013	$10.9
Liabilities incurred	2.0
Liabilities settled	—
Accretion expense(1)	0.9
Revisions in estimated cash flows	1.3
Balance at December 31, 2014	$15.1

(1)	Included in cost of products sold and operating expenses.
12. Goodwill and Other Intangible Assets
The Company completed the acquisition of KRT during 2013 for an aggregate cash consideration, net of cash acquired, of $84.7 million, of which $8.2 million was allocated to goodwill primarily due to the strategic location of KRT's operations. Goodwill was $3.4 million and $8.2 million for our Domestic Coke and Coal Logistics segments, respectively, as of both December 31, 2014 and 2013.
The following table summarized the components of gross and net intangible asset balances as of December 31, 2014 and December 31, 2013 (in millions):

		December 31, 2014			December 31, 2013
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts	6	$7.7	$4.2	$3.5	$7.7	$3.6	$4.1
Customer relationships	10	6.7	0.7	6.0	6.7	0.1	6.6
Trade name	4	1.2	0.3	0.9	1.2	—	1.2
Total		$15.6	$5.2	$10.4	$15.6	$3.7	$11.9
Total amortization expense for intangible assets subject to amortization was $1.5 million and $0.8 million for the years ended December 31, 2014 and December 31, 2013, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2014, we estimate amortization expense to be $1.4 million in each of the next four years and $1.2 million in the fifth year.
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
Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. The Company also amended its postretirement benefit plans during the first quarter of 2010. Postretirement medical benefits for future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than 10 years of service and employer costs for all those still eligible for such benefits were capped.
Effective May 30, 2014, Dominion Coal Corporation, a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously offered to generally all full-time employees of Dominion Coal Corporation. Distribution of plan assets resulting from the defined benefit plan termination will not be made until the Internal Revenue

Service and Pension Benefit Guarantee Corporation determines that the termination satisfies the regulatory requirements, which is expected to occur in 2015, at which time settlement accounting will also occur. As a result of the termination of the defined benefit plan, each participant will become fully vested in his or her benefits under the defined benefit plan without regard to age and years of service. Participants with $25 thousand or less of benefits owed will have the option of receiving a lump sum payout or an annuity in full payment of their benefits under the defined benefit plan. All other participants will receive an annuity in full payment of their benefits under the defined benefit plan. The Company's pension obligation at December 31, 2014 reflects the Company's best estimate of a premium it expects to pay above the projected benefit obligation for annuities to fund the settlement of the plan.
In connection with the plan to eliminate nearly 400 coal mining positions in 2014 and 2015 as discussed in Note 3, the postretirement benefit plan liability decreased by $1.4 million at December 31, 2014. The termination of coal mining employees in December 2014 triggered a curtailment gain of $2.5 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income. Additionally, the termination of coal mining employees in 2015 is expected to result in postretirement benefit plan curtailment gains of approximately $4 million.
Defined benefit plan expense (benefit) consisted of the following components:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest cost on benefit obligations	$1.5	$1.3	$1.5
Expected return on plan assets	(1.8)	(2.4)	(1.8)
Amortization of:
Actuarial losses	0.5	1.0	0.9
Total expense (benefit)	$0.2	$(0.1)	$0.6
Postretirement benefit plans benefit consisted of the following components:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Service cost	$0.2	$0.3	$0.3
Interest cost on benefit obligations	1.5	1.4	1.8
Amortization of:
Actuarial losses	0.9	1.5	1.6
Prior service benefit	(5.6)	(5.7)	(5.6)
Curtailment gain	(2.5)	—	—
Total	$(5.5)	$(2.5)	$(1.9)
Amortization of actuarial losses for 2015 is estimated at $0.9 million for the defined benefit plan. Amortization of actuarial losses and prior service benefit for 2015 is estimated to be $0.8 million and $1.3 million, respectively, for the postretirement benefit plans.
Defined benefit plan and postretirement benefit plans expense (benefit) is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements, and/or other events require a plan remeasurement. The following assumptions were used to determine defined benefit plan and postretirement benefit plans expense (benefit):

	Defined Benefit Plan			Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
Discount Rate	4.55%	3.65%	4.25%	4.15%	3.30%	3.90%
Long-term expected rate of return on plan assets	4.90%	7.10%	6.25%	—%	—%	—%
The long-term expected rate of return on plan assets was estimated based on a variety of factors, including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for fixed income securities.

The following amounts were recognized as components of other comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012:

	Defined Benefit Plan			Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.5	$1.0	$0.9	$0.9	$1.5	$1.6
Prior service benefit amortization	—	—	—	(5.6)	(5.7)	(5.6)
Curtailment gain	—	—	—	(2.5)	—	—
Retirement benefit plan funded status adjustments:
Actuarial (losses) gains	(3.9)	5.6	(1.9)	0.2	3.9	0.4
Prior service (cost) benefit	(0.5)	—	—	—	—	3.9
	$(3.9)	$6.6	$(1.0)	$(7.0)	$(0.3)	$0.3
The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2014 and 2013, as well as the funded status at December 31, 2014 and 2013:

	Defined Benefit Plan		Postretirement Benefit Plans
	2014	2013	2014	2013
	(Dollars in millions)
Benefit obligations at beginning of year(1)	$32.9	$37.5	$38.4	$43.7
Service cost	—	—	0.2	0.3
Interest cost	1.5	1.3	1.5	1.4
Actuarial losses (gains)	7.2	(3.9)	1.2	(4.0)
Plan amendments(2)	0.5	—	—	—
Curtailment of benefits	—	—	(1.4)	—
Benefits paid	(2.2)	(2.0)	(2.8)	(3.0)
Benefit obligations at end of year(1)	$39.9	$32.9	$37.1	$38.4
Fair value of plan assets at beginning of year	$36.9	$34.9
Actual income on plan assets	5.1	4.0
Benefits paid from plan assets	(2.2)	(2.0)
Fair value of plan assets at end of year	$39.8	$36.9
Net (liability) asset at end of year(3)	$(0.1)	$4.0	$(37.1)	$(38.4)
(1) Represents both the accumulated benefit obligation and the projected benefit obligation for the defined benefit plan and the accumulated postretirement benefit obligations for the postretirement benefit plans.
(2) The pension plan was terminated, effective May 30, 2014. As part of the plan termination process, all partially vested terminated participants were fully vested, and as a result, their accrued benefit increased $0.5 million. The amount is treated as a new prior service cost base which will be amortized over the plan's average future service.
(3) Represents retirement benefit assets (liabilities), including current portion, on the Consolidated Balance Sheets. The current portion of retirement liabilities, which totaled $3.7 million and $3.6 million at December 31, 2014 and 2013, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The Company was not required and did not contribute to its defined benefit plan during 2014 and anticipates making contributions of $0.4 million during 2015 to complete the plan termination.

The following table sets forth the cumulative amounts not yet recognized in net income at December 31, 2014 and 2013:

	Defined Benefit Plan		Postretirement Benefit Plans
	2014	2013	2014	2013
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$13.5	$10.1	$10.0	$11.1
Prior service costs (benefits)	0.5	—	(8.4)	(16.5)
Accumulated other comprehensive loss (income) (before related tax benefit)	$14.0	$10.1	$1.6	$(5.4)
The following table sets forth the plan assets in the funded defined benefit plan measured at fair value, by input level, at December 31, 2014 and 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)
	2014	2013
	(Dollars in millions)
Mutual Funds:
Fixed income securities	$39.4	$36.0
Cash and cash equivalents	0.4	0.9
Total	$39.8	$36.9
Investments in mutual funds are valued at the closing market price on the last business day of the year.
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
The expected benefit payments through 2024 for the defined benefit plan and postretirement benefit plans are as follows:

	Defined Benefit Plan	Postretirement Benefit Plans
	(Dollars in millions)
Year ending December 31:
2015	$2.2	$3.7
2016	2.3	3.8
2017	2.3	3.5
2018	2.3	3.2
2019	2.2	3.0
2020 through 2024	10.7	12.1

The measurement date for the Company’s defined benefit plan and postretirement benefit plans is December 31. The following discount rates were used at December 31, 2014 and 2013, respectively, to determine benefit obligations for the plans (in percentages):

	Defined Benefit Plan		Postretirement Benefit Plans
	2014	2013	2014	2013
Discount rate	3.75%	4.55%	3.45%	4.15%
The health care cost trend assumption used at December 31, 2014, to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was an increase of 7.50 percent (8.00 percent at December 31, 2013), which is assumed to decline gradually to 5.00 percent in 2020 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have an impact of less than $0.1 million on the total of service and interest cost components of postretirement benefits expense and the accumulated postretirement benefit obligation as of December 31, 2014 and 2013.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $8.0 million, $7.4 million and $6.2 million for years ended December 31, 2014, 2013 and 2012, respectively.
14. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2014	2013
	(Dollars in millions)
Accrued sales discounts	$—	$13.6
Accrued benefits	21.0	23.5
Other taxes payable	10.4	9.8
Other	10.2	12.6
Total	$41.6	$59.5
15. Debt
Total debt consisted of the following:

	December 31,
	2014	2013
	(Dollars in millions)
Term loans, bearing interest at variable rates, due 2018, net of original issue discount of $1.0 million at December 31, 2013(1)	$—	$99.1
Revolving credit facility, due 2019	—	40.0
7.625 percent senior notes, due 2019 (“Notes”)	240.0	400.0
7.375 percent senior notes, due 2020 ("Partnership Notes"), including original issue premium of $11.5 million at December 31, 2014.	411.5	150.0
Total debt	$651.5	$689.1
Less: short-term debt, including current portion of long-term debt	—	41.0
Total long-term debt	$651.5	$648.1
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
The Credit Agreement also provides for a five-year $150 million revolving facility (the “Revolving Facility”). The proceeds of any loans made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. As of December 31, 2014, the Revolving Facility had no draws and letters of credit outstanding of $1.5 million, leaving $148.5 million available subject to the terms of the Credit Agreement. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.35 percent.
In connection with the closing of the Partnership offering, the Partnership repaid $225.0 million of our Term Loan and we entered into an amendment to our Credit Agreement. In conjunction with the repayment, we incurred a charge of approximately $2.9 million, which is included in interest expense, net on the Consolidated Statement of Operations, representing the write-off of unamortized debt issuance costs and original issue discount related to the portion of the Term Loan extinguished. In connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $99.9 million of the Term Loan.
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
Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin on loans made under the Revolving Facility is determined by reference to a consolidated leverage ratio based pricing grid. The weighted-average interest rate for borrowings outstanding under the Credit Agreement during 2014 was 4.06 percent.
The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a Guarantee and Collateral Agreement, dated as of July 26, 2011, among the Company, the subsidiaries of the Company party thereto and JPMorgan Chase Bank, N.A, as administrative agent.
In conjunction with the closing of the Partnership offering in 2013, the Partnership also entered into a $100.0 million revolving credit facility (the "Partnership Revolver") with a term extending through January 2018. The Partnership incurred issuance costs of $2.2 million in conjunction with entering into this new revolving credit facility. This credit facility was amended on August 28, 2013, increasing the total aggregate commitments from lenders to $150.0 million and now also providing for up to $100.0 million uncommitted incremental revolving capacity, subject to the satisfaction of certain conditions. The Partnership paid $0.9 million in fees related to the credit facility amendment. The fees have been included in deferred charges and other assets in the Consolidated Balance Sheet, which will be amortized over the life of the facility. On October 1, 2013 the Partnership borrowed $40.0 million against the revolving credit facility for the purchase of KRT. In connection with the Haverhill and Middletown Dropdown, the Partnership repaid $40.0 million on the Partnership Revolver and amended the Partnership Revolver to include (i) an increase in the total aggregate commitments from lenders from $150.0 million to $250.0 million and (ii) an extension of the maturity date from January 2018 to May 2019. The Partnership paid $1.8 million in 2014 for fees related to the Partnership Revolver amendment, which are included in deferred charges and other assets in the Consolidated Balance Sheet. The weighted-average interest rate for borrowings under the revolving credit facility during 2014 was 2.39 percent. At December 31, 2014, the Partnership Revolver had no letters of credit outstanding, leaving $250.0 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.40 percent.

Senior Notes
On July 26, 2011, SunCoke Energy issued $400.0 million aggregate principal of senior notes (the “Notes”) in a private placement. The Notes bear interest at a rate of 7.625 percent per annum and will mature in 2019 with all principal paid at maturity. Interest on the Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2012. The proceeds from the Notes were used to repay certain intercompany indebtedness to Sunoco, to pay related fees and expenses and for general corporate purposes. The Company recorded $19.1 million of deferred financing fees related to the issuance of the Notes and the facilities under the Credit Agreement. In connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $160.0 million of Notes.
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
Prior to August 1, 2014, the Company was permitted to redeem some or all the Notes by paying a “make-whole” premium. The Company also may redeem some or all of the Notes on or after August 1, 2014 at specified redemption prices.
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
Partnership Notes
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
On May 9, 2014, in connection with the Haverhill and Middletown Dropdown, the Partnership issued $250.0 million add-on Partnership Notes. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was immediately expensed and recorded in interest expense, net in the Consolidated Statement of Operations and was included in other operating cash flows in the Consolidated Statement of Cash Flows.
The Partnership Notes bear interest at a rate of 7.375 percent per annum and will mature on February 1, 2020. Interest on the Partnership Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year. The Partnership may redeem some or all of the Partnership Notes prior to February 1, 2016 by paying a “make-whole” premium. The Partnership also may redeem some or all of the Partnership Notes on or after February 1, 2016 at specified redemption prices. In addition, prior to February 1, 2016, the Partnership may redeem up to 35 percent of the Partnership Notes using the proceeds of certain equity offerings. If the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Partnership must offer to purchase the Partnership Notes.
As discussed above, in connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $99.9 million of Term Loan and $160.0 million of Notes. The Partnership also paid a market premium of $11.4 million to complete the tender of the Notes, which was included in interest expense, net in the Consolidated Statement of Operations. Debt extinguishment costs, including unamortized debt issuance costs and original issue discount, of $3.1 million were immediately expensed and recorded in interest expense, net in the Consolidated Statement of Operations.
Covenants
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness,

(ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75 to 1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.00 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At December 31, 2014 the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
There are no debt maturities in each of the next four years. Debt maturities in 2019 are $240 million.
Interest Rate Swaps
On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. These agreements were terminated in 2014. See Note 24 for further information on the interest rate swaps.
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
Our obligation related to black lung benefits is estimated based on various assumptions, including actuarial estimates, discount rates, and changes in health care costs. For the years ended December 31, 2014, 2013 and 2012, the discount rate used to calculate the period end liability was 3.65, 4.65 and 3.80 percent, respectively. The estimated liability was $43.9 million and $32.4 million at December 31, 2014 and 2013, respectively. In addition to changes in the discount rate and other assumptions, the estimated liability at December 31, 2014 was heavily impacted by a significant increase in the rate at which claims are awarded. The Company recognized expense of $14.3 million, income of $0.3 million and expense of $3.3 million during 2014, 2013, and 2012, respectively.
17. Commitments and Contingent Liabilities
The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense, net of sublease income, was $7.9 million, $6.4 million and $4.8 million in 2014, 2013 and 2012, respectively. Sublease income was generated from our former corporate headquarters located in Knoxville, Tennessee. Beginning in the second quarter of 2011, concurrent with our move to Lisle, Illinois, this space was subleased to another tenant. The sublease to this tenant was terminated during 2013. The Company is currently marketing the space for lease and remains directly liable to the landlord under the original lease.

The aggregate amount of future minimum annual rental payments applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2015	$4.1
2016	3.5
2017	2.0
2018	1.3
2019	1.0
2020-Thereafter	2.9
Total	$14.8
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
SunCoke is also party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under our coke sales agreements, indemnification of certain environmental remediation project costs and litigation matters preferential rights for growth opportunities.
The EPA and state regulators have issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air operating permits for these facilities. We are currently working in a cooperative manner with the EPA, Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes an approximate $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $125 million related to these projects, and have spent approximately $75 million since 2012. We plan to spend approximately $50 million in the 2015 to 2016 timeframe. A portion of the proceeds from the Partnership offering, the Haverhill and Middletown dropdown and the January 2015 Granite City dropdown (see Note 28) are being used to fund $119 million of these environmental remediation projects.
The Company has also received NOVs from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at the Haverhill and Granite City cokemaking facilities. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment, a flue gas desulfurization system and a power generation plant, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. In addition, we conducted an engineering study to identify major maintenance projects necessary to preserve the production capacity of the facility. As a result of higher than anticipated costs to refurbish ovens as well as the incremental costs of managing the refurbishment to minimize disruptions to ongoing operations, we spent approximately $105 million between 2012 and 2014, with approximately $25 million spent in 2014. The refurbishment project capital spending is now complete. We believe the project scope will address items that may be required in connection with the settlement of the NOVs at our Indiana Harbor facility. At this time, the Company cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.

In September 2013, we reached agreement with our customer for a ten-year extension of our long-term contract. Key provisions of the extension agreement, which took effect October 1, 2013, are substantially similar to the existing agreement, including continuing the pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics and a pricing adjustment per ton of coke produced to recognize the approximately $100 million in new capital being deployed to refurbish and upgrade this facility. We expect to earn a reasonable return on our investment, along with DTE Energy Company, the third party investor owning a 15 percent interest in the partnership (the “Indiana Harbor Partnership”) that owns the Indiana Harbor cokemaking facility.
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
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2014.
18. Restructuring
In the first quarter of 2014, we initiated a plan to reduce the workforce in our corporate office. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges.
The relocation of the Company's corporate headquarters from Knoxville, Tennessee to Lisle, Illinois, was completed during the second quarter of 2011 and resulted in a termination of employees eligible for severance benefits upon such termination. The company recorded related restructuring charges of $0.7 million, $1.3 million and $0.6 million in 2014, 2013 and 2012, respectively. These charges consists of employee-related costs, primarily related to relocation and lease termination and asset write-offs. The 2014 and 2013 restructuring charges include a change in estimate related to lease termination costs.
The following table presents aggregate Corporate restructuring charges:

	Employee- Related Costs	Asset write-offs	Contract Terminations	Total
	(Dollars in millions)
Prior to 2012	$5.5	$0.9	$2.0	$8.4
Year Ended December 31, 2012	0.5	—	0.1	0.6
Year Ended December 31, 2013	0.1	—	1.2	1.3
Year Ended December 31, 2014	1.4	—	0.7	2.1
Charges recorded through December 31, 2014	$7.5	$0.9	$4.0	$12.4
As of December 31, 2014, we do not believe any additional costs related to the Corporate restructuring would be material to our financial position in future periods. Employee-related costs and lease terminations are included in selling, general and administrative expenses. Asset write-offs are included in depreciation expense.

The following table presents accrued restructuring and related activity for corporate as of and for the years ended December 31, 2014, 2013, and 2012:

	Employee- Related Costs	Contract Terminations	Total
	(Dollars in millions)
Balance at December 31, 2011	$0.8	$1.7	$2.5
Charges	0.5	0.1	0.6
Cash payments	(0.7)	(0.4)	(1.1)
Balance at December 31, 2012	$0.6	$1.4	$2.0
Charges	0.1	1.2	1.3
Cash payments	(0.6)	(0.9)	(1.5)
Balance at December 31, 2013	$0.1	$1.7	$1.8
Charges	1.4	0.7	2.1
Cash Payments	(1.0)	(1.0)	(2.0)
Balance at December 31, 2014	$0.5	$1.4	$1.9
19. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2012	$(6.6)	$(1.3)	$(7.9)
Other comprehensive loss before reclassifications	—	(10.0)	(10.0)
Amounts reclassified from accumulated other comprehensive loss	(1.9)	—	(1.9)
Retirement benefit plans funded status adjustment	5.7	—	5.7
Net current period other comprehensive income (loss)	3.8	(10.0)	(6.2)
At December 31, 2013	$(2.8)	$(11.3)	$(14.1)
Other comprehensive loss before reclassifications	—	(0.8)	(0.8)
Amounts reclassified from accumulated other comprehensive loss	(4.0)	—	(4.0)
Retirement benefit plans funded status adjustment	(2.6)	—	(2.6)
Net current period other comprehensive loss	(6.6)	(0.8)	(7.4)
At December 31, 2014	$(9.4)	$(12.1)	$(21.5)
The tax benefit associated with the Company's benefit plans as of December 31, 2014 and 2013 was $6.2 million and $1.9 million, respectively.

The impact of net income on reclassification adjustments from accumulated other comprehensive loss were as follows:

	December 31,
	2014	2013	2012
	(Dollars in millions)
Amortization of benefit plans to net income:
Prior service benefit and curtailment gain	$8.1	$5.7	$5.6
Actuarial loss	(1.4)	(2.5)	(2.5)
Total before taxes	6.7	3.2	3.1
Income tax benefit	(2.7)	(1.3)	(1.2)
Total, net of tax	$4.0	$1.9	$1.9
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
Stock Options
During the year ended December 31, 2014, 2013 and 2012, the Company granted stock options to certain employees to acquire 407,075, 446,948 and 486,182 shares of common stock, respectively. The stock options have a ten-year term and an exercise price, which was equal to the average of the high and low prices of SunCoke Energy common stock on the dates of grant. The weighted average exercise price was $22.30 per share, $16.55 per share and $14.29 per share in 2014, 2013 and 2012, respectively. The stock options become exercisable in three equal annual installments beginning one year from the date of grant (in each case subject to continued employment through the applicable vesting date). All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 was $7.86, $6.00 and $5.70, respectively, using the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Risk Free Interest Rate	1.57%	0.93%	0.82%
Expected Term	5 years	5 years	5 years
Volatility	38%	44%	45%
Dividend Yield	—%	—%	—%
During 2014, we based our expected volatility on our historical volatility over our entire available trading history. Prior to 2014, the Company used the average implied volatility of the Dow Jones U.S. Steel index coupled with the implied volatility of the S&P 600. Since the Company does not have a direct peer group and only had a limited trading history, it believes this approach provided a reasonable implied volatility.
The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximates the expected life of the option. The dividend yield assumption is based on the Company’s future expectation of dividend payouts. All grants were made prior to the Board of Directors declaration of the Company's first dividend payment in the fourth quarter of 2014. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. In calculating the fair value of options in 2014, the Company estimated a three percent forfeiture rate for options excluding those issued to certain executive employees which were estimated at a zero percent forfeiture rate. The Company estimated a three percent forfeiture rate in calculating fair value in 2013 and a zero forfeiture rate in calculating fair value in 2012 for all employees. The estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs significantly.
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2014 and of stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2013	2,287,252	$16.52	8.0	$14.4
Granted	407,075	$22.30
Exercised	(185,433)	$16.96
Forfeited	(105,044)	$19.55
Outstanding at December 31, 2014	2,403,850	$17.34	7.3	$5.9
Exercisable at December 31, 2014	1,570,632	$16.66	6.8	$4.2
Expected to vest at December 31, 2014	828,226	$18.63	8.3	$1.6
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2014 and 2013 was $0.9 million and $0.1 million, respectively. No options were exercised during 2012.
The Company recognized $4.7 million, $3.0 million net of tax, $4.6 million, $2.9 million net of tax, and $3.8 million, $2.3 million net of tax, in compensation expense during the year ended December 31, 2014, 2013 and 2012, respectively, related to the above stock options. As of December 31, 2014, there was $3.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.7 years.
Restricted Stock Units
During the year ended December 31, 2014, 2013 and 2012, the Company issued a total of 236,844, 293,918 and 83,082 restricted stock units (“RSU”) to certain employees for shares of the Company’s common stock. The weighted average grant date fair value was $22.06, $16.58 and $14.29, in 2014, 2013 and 2012, respectively. The RSUs vest in three annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2014 and of RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2013	501,801	$16.44
Granted	236,844	$22.06
Vested	(181,925)	$16.48
Forfeited	(77,047)	$19.07
Nonvested at December 31, 2014	479,673	$18.77
Total fair value of RSUs vested was $2.9 million, $1.3 million and $0.8 million during 2014, 2013 and 2012, respectively.
The Company recognized $3.9 million, $2.5 million net of tax, $2.5 million, $1.6 million net of tax, and $1.5 million, $0.9 million net of tax, in compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, related to the above RSUs. As of December 31, 2014, there was $6.2 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 1.7 years.
Performance Share Units
The Company issued 84,734 and 96,073 performance share units ("PSU") for shares of the Company's common stock during the years ended December 31, 2014 and 2013, respectively, that vest on December 31, 2016 and 2015, respectively. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the years ended December 31, 2014 and 2013 was $26.09 and $19.56, respectively, and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to market conditions.
The number of PSUs ultimately awarded will be adjusted based upon the following metrics: (1) 50 percent of the award will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600; and (2) 50 percent of the award will be determined by the Company's three year average pre-tax return on capital for the Company's coke and coal logistics businesses for the 2014 grants and coke business only for the 2013 grants. Each portion of the award may be adjusted between zero and 200 percent of the original units granted.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2014 and of PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2013	96,073	$19.56
Granted	84,734	$26.09
Vested	—	$—
Forfeited	(19,369)	$19.21
Nonvested at December 31, 2014	161,438	$22.63
As of December 31, 2014, the Company had 161,438 PSUs outstanding. The Company recognized $1.2 million, $0.7 million net of tax, and $0.5 million, $0.3 million net of tax, during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $2.3 million of total unrecognized compensation cost related to these nonvested PSUs. This compensation cost is expected to be recognized over the next 1.7 years.
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
At the Distribution Date, 1,219,842 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options to Sunoco employees and directors, of which 138,194 were outstanding at December 31, 2014. The converted stock options for Sunoco employees and directors are fully vested and exercisable and any expense associated with the modification of these stock options was recognized by Sunoco. The exercise prices for these stock options range from $4.77 to $29.35 per share. The stock options expire 10 years from the date of the original grant, and the remaining outstanding options have a weighted average remaining life of 2.1 years and an aggregate intrinsic value of $0.2 million. During the years ended December 31, 2014, 2013 and 2012, 59,462, 167,762 and 463,699 options were exercised, respectively, with intrinsic values of $0.4 million, $0.9 million and $2.6 million, respectively. In 2014, 2013 and 2012, respectively, 14,640, 361,604 and 14,481 options were cancelled in accordance with the terms of the Sunoco share-based compensation plan.
At the Distribution Date, 295,854 SunCoke Energy stock options were issued in connection with the conversion of the outstanding Sunoco stock options for SunCoke Energy employees, all of which are fully vested with 282,277 outstanding and exercisable as of December 31, 2014. The exercise prices for these stock options range from $8.93 to $22.31 per share. In the first quarter of 2013, SunCoke Energy recorded a $0.5 million charge in connection with the award modification and the addition of an anti-dilution provision. The stock options expire 10 years from the date of the original grant, and the remaining outstanding options have a weighted average remaining contractual term of 3.7 years and an aggregate intrinsic value of $1.6 million. During the year ended December 31, 2012, 13,577 options were exercised with an intrinsic value of $0.1 million. No options were exercised during 2013 or 2014. These awards were fully expensed prior to 2014 and compensation expense during the years ended December 31, 2013 and 2012 was not material.
21. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Years Ended December 31,
	2014	2013	2012
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	68.8	69.9	70.0
Add: effect of dilutive share-based compensation awards	—	0.3	0.3
Weighted-average number of shares-diluted	68.8	70.2	70.3
For the year ended December 31, 2014, 2013 and 2012, diluted earnings per share was calculated to give effect to share-based compensation awards granted using the treasury stock method. In 2014, the potential dilutive effect of 2.7 million stock options, 0.5 million restricted stock units and 0.1 million performance stock units were excluded from the computation of diluted weighted-average shares outstanding, as the shares would have been anti-dilutive. In 2013, the potential dilutive effect of 0.2 million stock options units was excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive. In 2012, the potential dilutive effect of 2.5 million stock options and 0.1 million restricted stock units was excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive.
On February 16, 2012, our Board of Directors authorized a program to repurchase an aggregate amount of up to 3,500,000 shares of our common stock through the end of 2015 from time to time in the open market, through privately negotiated transactions, block transactions or otherwise in order to counter the dilutive impact of exercised stock options and the vesting of restricted stock grants. This program, under which nearly 1.8 million shares were repurchased, was superseded and replaced by a new and larger program discussed below.
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million.
As part of the new $150.0 million program, the Company's Board of Directors has authorized the Company to purchase shares of Company common stock directly from an investment bank, or broker, pursuant to an accelerated share repurchase arrangement, or similar contract. In accordance with this authorization, the Company entered into a share repurchase agreement for an aggregate cost to the Company of $75.0 million on July 29, 2014. In October 2014, 3.2 million shares were delivered to the Company at an average price of $23.28 per share, completing the $75.0 million forward share repurchase agreement, and leaving $75.0 million available under the repurchase program. In January 2015, the Company entered into an agreement for the repurchase of an additional $20.0 million of our common stock, leaving $55.0 million available under the repurchase program. See Note 28.
22. Equity Distribution Agreement
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
During 2014, the Partnership sold 62,956 common units under the Equity Agreement with an aggregate offering price of $1.8 million, leaving $73.2 million available under the Equity Agreement. As a result, at December 31, 2014, 44.0 percent interest in the Partnership is held by public unitholders and is reflected in noncontrolling interest on our Consolidated Statement of Operations and Consolidated Balance Sheet. The Company owns the remaining 56.0 percent interest in the Partnership through our general partner and limited partner interest.

23. Supplemental Cash Flow Information
Net cash provided by continuing operating activities reflected cash payments for interest and income taxes as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest paid	$45.8	$43.2	$44.0
Income taxes paid	$9.1	$15.3	$6.3
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $88.2 million and $125.1 million at December 31, 2014 and 2013, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Foreign Currency Hedge
The Company occasionally utilizes foreign exchange derivatives to manage the risks associated with fluctuations in foreign currency exchange rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On November 26, 2012, the Company entered into agreements to purchase approximately 1.845 billion Indian rupees at a weighted average rate of 56.075 with a settlement date of January 31, 2013, which was extended to March 14, 2013. Additionally, on February 21, 2013, the Company entered into agreements to purchase an additional 1.830 billion Indian rupees at a weighted average rate of 54.810 with a settlement date of March 14, 2013, at which point our Indian joint venture investment was fully hedged. The Company did not elect hedge accounting treatment for this foreign exchange contract and, therefore, the changes in the fair value of the derivative are recorded in other income, net on the Consolidated Statement of Operations.
For the year ended December 31, 2012, the mark to market impact of the foreign exchange contract on other income, net was an increase of $0.6 million and was calculated utilizing published rates between the U.S. dollar and Indian rupee at December 31, 2012, which are classified as Level 1 within the valuation hierarchy. For the year ended December 31, 2013, a gain of approximately $0.9 million was recognized in other income related to the cash settlement on March 14, 2013 of the Indian rupee contracts. There were no foreign exchange contracts outstanding at December 31, 2014 or 2013.
Interest Rate Swap
The Company utilizes interest rate swaps to manage the risk associated with changing interest rates and accounts for them under ASC 815—Derivatives and Hedging, which requires all derivatives to be marked to market (fair value). The Company does not purchase or hold any derivatives for trading purposes. On August 15, 2011, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. The agreements had an expiration date three years from the forward effective date of October 11, 2011. During the first quarter of 2013, we settled one of the interest rate swaps having a notional amount of $25.0 million. The remaining interest rate swaps having a notional amount of $100.0 million were settled in the second quarter of 2014. The impact of these settlements on the financial statements was not material. Under the interest rate swap agreements, the Company paid a weighted average fixed rate of 1.3175 percent in exchange for receiving floating rate payments based on the greater of 1.0 percent or three-month LIBOR. The Company did not elect hedge accounting treatment for these interest rate swaps and, therefore, the changes in the fair value of the interest rate swap agreements were recorded in interest expense in the Consolidated Statement of Operations. There were no interest rate swap agreements outstanding at December 31, 2014.
The mark to market impact of the swap agreement on interest expense during 2014 was not material and there were no interest rate swap agreements outstanding at December 31, 2014. The fair value of the swap agreement at December 31, 2013 was a liability of approximately $0.3 million. The mark to market impact of the swap arrangement on interest expense was a decrease of approximately $0.4 million in the year ended December 31, 2013 and an increase of $0.2 million in the year ended December 31, 2012. In estimating the fair market value of interest rate swaps, the Company utilized a present value technique which discounts future cash flows against the underlying floating rate benchmark. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty. These inputs are not observable in the market and are classified as Level 3 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
Coal Long-Lived Assets and Goodwill Impairment
In the second quarter of 2014, prior to meeting the held for sale criteria, the Company evaluated the recoverability of its long-lived coal asset group given the probable disposition of the assets as well as projected losses resulting from the weakening coal market.
The Company performed a probability-weighted undiscounted cash flows analysis which indicated that the carrying value of the asset group was not recoverable.  As such, the Company reduced the carrying value of the long-lived assets to their estimated fair value and recorded a pre-tax impairment charge of $97.1 million, of which $82.0 million is related to the coal disposal group and reflected in the results of discontinued operations for the year ended December 31, 2014 and $15.1 million is related to the coal preparation plant which is considered a legacy asset (see Note 3) and therefore reflected in the results of continuing operations for the year ended December 31, 2014.  The fair value was determined based on estimated discounted cash flows from the coal mining assets, which reflected the weakness in the coal market and were considered Level 3 inputs in the fair value hierarchy. Key assumptions included (a) coal sales prices of $97 per ton to $149 per ton; (b) sales volumes of 1.6 million tons to 1.8 million tons; and (c) a 14.0 percent discount rate representing the estimated weighted average cost of capital.  Various third party indicative offers for the assets were considered and were also included in the Company's assessment of the fair value of the asset group. In previous analyses, based upon the business plan and market expectations of coal prices at that time, the carrying value was recoverable and was substantially in excess of the undiscounted cash flows.  Recent changes in market conditions, specifically decreased coal sales price expectations, were included in our asset impairment analysis.
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
Coal Disposal Group Valuation
Concurrent with the presentation of our coal mining business as held for sale in the third quarter of 2014, the Company continued to assess the carrying value of the disposal group in the third and fourth quarters of 2014 and adjusted the carrying value to fair value less costs to sell. This resulted in additional impairment charges of $45.5 million ($27.9 million, net of tax) recorded in loss from discontinued operations, net of tax on the Consolidated Statement of Operations during 2014 and a valuation allowance of $45.5 million in current assets held for sale on the Consolidated Balance Sheet at December 31, 2014. The fair value was estimated utilizing a market approach, which was considered Level 2 in the fair value hierarchy.
India Equity Method Investment Valuation
During 2014, VISA SunCoke continued to experience downward market pressures. Coke imports from China caused weakness in the coke pricing environment, and certain iron ore restrictions in India limited steel production. As a result of these sustained depressed market conditions, the Company evaluated the recoverability of its equity method investment in Visa SunCoke. The fair value of the equity method investment was determined based on estimated cash flows of VISA SunCoke discounted at 13.5 percent and resulted in an other-than-temporary impairment charge of the joint venture investment in the Company's India reportable segment of $30.5 million, which was recorded in loss from equity method investment on the Consolidated Statement of Operations.

The estimated discounted cash flows reflect weakness in the India market and utilize inputs considered Level 3 in the fair value hierarchy. Key assumptions in the discounted cash flow analysis included the timing and extent of future improvements in the Indian market and gross margin of $4 per ton to $24 per ton. These assumptions reflect the recent lifting of iron ore mining restrictions and the anticipated mitigation of Chinese coke imports. A $5 per ton change in gross margin would impact the valuation of our investment by approximately $8 million. To the extent possible, the Company considered available market information and other third-party data and compared the inputs to relevant historical information.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2014 and 2013, the fair value of the Company’s long-term debt was estimated to be $662.9 million and $687.1 million, respectively, compared to a carrying amount of $651.5 million and $689.1 million, respectively, which were net of original issue discount. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
25. Business Segment Information
The Company is an independent owner and operator of five cokemaking facilities in the eastern and midwestern regions of the U.S. The Company is also the operator of a cokemaking facility for a project company in Brazil in which it has a preferred stock investment and is a 49 percent joint venture partner in a cokemaking operation in India. In addition to its cokemaking operations, the Company has metallurgical coal mining operations in the eastern U.S. as well as coal handling and blending operations in the eastern and midwestern regions of the U.S. These coal mining operations are included in discontinued operations on the Consolidated Statement of Operations. See Note 3.
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations), which are expected to be retained by the Company. See Note 3. The related legacy costs are included in Corporate and Other and are included in Consolidated Adjusted EBITDA but are excluded from Adjusted EBITDA from continuing operations. Interest expense, net, which consists principally of interest income, interest expense and interest capitalized, is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and excludes deferred taxes and current tax receivables (payables).

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,388.3	$1,528.7	$1,816.8
Brazil Coke	37.0	35.4	36.9
Coal Logistics	36.2	8.1	—
Coal Logistics intersegment sales	18.8	5.5	—
Corporate and other intersegment sales	18.6	17.5	17.9
Elimination of intersegment sales	(37.4)	(23.0)	(17.9)
Total sales and other operating revenue	$1,461.5	$1,572.2	$1,853.7

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Domestic Coke	$247.9	$243.2	$249.3
Brazil Coke	18.9	16.1	11.9
India Coke	(3.1)	0.9	—
Coal Logistics	14.3	4.7	—
Corporate and Other	(40.2)	(43.1)	(33.5)
Total Adjusted EBITDA from continuing operations	237.8	221.8	227.7
Legacy costs, net	(17.1)	(0.4)	(3.9)
Adjusted EBITDA from discontinued operations	(10.0)	(6.3)	41.8
Adjusted EBITDA	$210.7	$215.1	$265.6

Depreciation and amortization expense:
Domestic Coke	$81.3	$68.1	$60.7
Brazil Coke	0.5	0.4	0.3
Coal Logistics	7.6	1.8	—
Corporate and Other	6.7	6.8	4.0
Total depreciation and amortization expense	$96.1	$77.1	$65.0

Capital expenditures:
Domestic Coke	$109.2	$121.2	$42.3
Brazil Coke	0.9	0.8	1.5
Coal Logistics	2.9	0.2	—
Corporate and Other	5.3	10.1	10.4
Total capital expenditures	$118.3	$132.3	$54.2

	Year Ended December 31,
	2014	2013
	(Unaudited)
	(Dollars in millions, except per share amounts)
Segment assets
Domestic Coke	$1,585.8	$1,533.7
Brazil Coke	61.6	61.4
India Coke	22.5	57.0
Coal Logistics	114.4	119.0
Corporate and Other	162.1	294.6
Segments assets, excluding tax assets and discontinued operations	1,946.4	2,065.7
Discontinued operations	19.3	159.0
Tax assets	32.4	19.2
Total assets	$1,998.1	$2,243.9
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Coke sales	$1,322.8	$1,463.0	$1,750.5
Steam and electricity sales	65.7	65.6	62.5
Operating and licensing fees	36.9	35.4	36.9
Coal logistics	33.9	7.2	—
Other	2.2	1.0	3.8
Total sales and other operating revenue	$1,461.5	$1,572.2	$1,853.7
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for asset and goodwill impairment, costs related to exiting our Coal business, sales discounts and the interest, taxes, depreciation, amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, EBITDA reflects sales discounts included as a reduction in sales and other operating revenue. The sales discounts represent the sharing with customers of a portion of nonconventional fuel tax credits, which reduce our income tax expense. However, we believe our Adjusted EBITDA would be inappropriately penalized if these discounts were treated as a reduction of EBITDA since they represent sharing of a tax benefit that is not included in EBITDA. Accordingly, in computing Adjusted EBITDA, we have added back these sales discounts. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Legacy costs equals royalty revenues, coal pension/other post-employment benefits, coal workers' compensation, black lung, prep. plant and certain other coal-related costs that we expect to retain after the sale of the coal business.
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
Below is a reconciliation of Adjusted EBITDA (unaudited) to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$150.0	$173.9	$265.6
Add: Adjusted EBITDA attributable to noncontrolling interest(1)	60.7	41.2	—
Adjusted EBITDA	$210.7	$215.1	$265.6
Subtract:
Adjusted EBITDA from discontinued operations(2)	(10.0)	(6.3)	41.8
Legacy costs, net(3)	(17.1)	(0.4)	(3.9)
Adjusted EBITDA from continuing operations	$237.8	$221.8	$227.7
Subtract:
Adjustment to unconsolidated affiliate earnings(4)	3.0	3.2	—
Depreciation and amortization expense	96.1	77.1	65.0
India impairment	30.5	—	—
Interest expense, net	63.2	52.3	47.6
Income tax expense	7.4	16.4	18.0
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(5)	(0.5)	6.8	11.2
Asset impairment	16.8	—	—
Legacy costs, net(3)	17.1	0.4	3.9
Income from continuing operations	$4.2	$65.6	$82.0
Loss (income) from discontinued operations, net of tax	(106.0)	(15.5)	20.5
Net (loss) income	$(101.8)	$50.1	$102.5

(1)	Reflects noncontrolling interest in Indiana Harbor and the portions of the Partnership owned by public unitholders.

(2)	See reconciliation of Adjusted EBITDA from discontinued operations below.

(3)
Legacy costs, net includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by the Company which are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other. See detail of these legacy costs in the table below.

(4)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(5)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. The gain was recorded in sales and other operating revenue on our Consolidated Statement of Operations.

Below is a reconciliation of Adjusted EBITDA from discontinued operations to its closest GAAP measure:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Adjusted EBITDA from discontinued operations	$(10.0)	$(6.3)	$41.8
Subtract:
Depreciation and depletion from discontinued operations	10.2	18.9	16.0
Income tax (benefit) expense from discontinued operations	(66.2)	(9.7)	5.3
Asset and goodwill impairment from discontinued operations	133.5	—	—
Exit costs	18.5	—	—
(Loss) income from discontinued operations, net of tax	$(106.0)	$(15.5)	$20.5
The components of legacy costs, net were as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars and shares in millions)
Black lung charges	$14.3	$(0.3)	$3.3
Postretirement benefit plan benefit	(3.7)	(1.0)	(0.6)
Defined benefit plan expense (benefit)	0.2	(0.1)	0.6
Workers compensation expense	4.6	2.0	1.2
Other	1.7	(0.2)	(0.6)
Total legacy costs, net	$17.1	$0.4	$3.9

26. Selected Quarterly Data (unaudited)

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Sales and other operating revenue	$351.5	$364.2	$367.5	$378.3	$438.0	$383.7	$373.1	$377.4
Gross profit(1)	$33.7	$55.2	$64.3	$38.1	$49.8	$51.7	$54.6	$56.5
Income (loss) from continuing operations(2)	$2.2	$(7.2)	$24.9	$(15.7)	$11.1	$15.5	$15.9	$23.1
Loss from discontinued operations, net of income tax benefit(3)	$(6.2)	$(41.2)	$(18.5)	$(40.1)	$(4.7)	$(2.8)	$(3.6)	$(4.4)
Net (loss) income	$(4.0)	$(48.4)	$6.4	$(55.8)	$6.4	$12.7	$12.3	$18.7
Less: Net income attributable to noncontrolling interests	$4.0	$0.7	$10.0	$9.6	$4.3	$7.0	$6.1	$7.7
Net (loss) income attributable to SunCoke Energy, Inc.	$(8.0)	$(49.1)	$(3.6)	$(65.4)	$2.1	$5.7	$6.2	$11.1
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic
Continuing operations	$(0.02)	$(0.12)	$(0.21)	$(0.38)	$(0.10)	$0.12	$0.14	$0.22
Discontinued operations	$(0.09)	$(0.59)	$(0.27)	$(0.60)	$(0.07)	$(0.04)	$(0.05)	$(0.06)
Diluted
Continuing operations	$(0.02)	$(0.12)	$(0.21)	$(0.38)	$(0.10)	$0.12	$0.14	$0.22
Discontinued operations	$(0.09)	$(0.59)	$(0.26)	$(0.60)	$(0.07)	$(0.04)	$(0.05)	$(0.06)
Cash dividend declared per share(4)	$—	$—	$—	$0.0585	$—	$—	$—	$—

(1)	Gross profit equals sales and other operating revenue less cost of products sold, operating expenses and depreciation and amortization.

(2)
Income from continuing operations includes an impairment charge of legacy coal mining assets of $15.1 million and related tax benefit of $5.8 million and $1.7 million and related tax benefit of $0.7 million during the second and fourth quarters of 2014, respectively. The Company does not expect these legacy assets to be part of the sale of our coal mining operations.

(3)	Loss from discontinued operations includes impairment charges, net of tax, of $54.0 million, $10.1 million and $17.8 million for the second, third and fourth quarters of 2014, respectively.

(4)
On October 23, 2014, the Company's Board of Directors declared our very first cash dividend of $0.0585 per share, which was paid on November 28, 2014 to shareholders of record at the close of business on November 14, 2014.

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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2014, less than 25 percent of net assets were restricted.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Year Ended December 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$435.8	$1,025.7	$—	$1,461.5
Equity in (loss) earnings of subsidiaries	(101.3)	56.0	—	45.3	—
Other (loss) income, net	(0.3)	1.6	9.9	—	11.2
Total revenues	(101.6)	493.4	1,035.6	45.3	1,472.7
Costs and operating expenses
Cost of products sold and operating expenses	—	354.0	820.1	—	1,174.1
Selling, general and administrative expenses	13.4	34.5	28.0	—	75.9
Depreciation and amortization expenses	—	25.5	70.6	—	96.1
Asset impairment	—	16.8	—	—	16.8
Total costs and operating expenses	13.4	430.8	918.7		1,362.9
Operating (loss) income	(115.0)	62.6	116.9	45.3	109.8
Interest (income) expense, net - affiliate	—	(7.3)	7.3	—	—
Interest expense (income), net	26.3	(1.8)	38.7	—	63.2
Total interest expense (income), net	26.3	(9.1)	46.0	—	63.2
(Loss) income before income tax expense and loss from equity method investment	(141.3)	71.7	70.9	45.3	46.6
Income tax (benefit) expense	(15.2)	24.5	(1.9)	—	7.4
Loss from equity method investment	—	—	35.0	—	35.0
(Loss) income from continuing operations	(126.1)	47.2	37.8	45.3	4.2
Loss from discontinued operations net of income tax benefit of $66.2 million	—	(106.0)	—	—	(106.0)
Net (loss) income	(126.1)	(58.8)	37.8	45.3	(101.8)
Less: Net income attributable to noncontrolling interests	—	—	24.3	—	24.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(126.1)	$(58.8)	$13.5	$45.3	$(126.1)
Comprehensive (loss) income	$(133.5)	$(65.4)	$37.0	$52.7	$(109.2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	24.3	—	24.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(133.5)	$(65.4)	$12.7	$52.7	$(133.5)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Year Ended December 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$480.6	$1,091.6	$—	$1,572.2
Equity in earnings of subsidiaries	56.2	88.6	—	(144.8)	—
Other income, net	—	3.7	9.6	—	13.3
Total revenues	56.2	572.9	1,101.2	(144.8)	1,585.5
Costs and operating expenses
Cost of products sold and operating expenses	—	389.4	893.1	—	1,282.5
Selling, general and administrative expenses	12.1	49.6	27.7	—	89.4
Depreciation and amortization expenses	—	25.2	51.9	—	77.1
Total costs and operating expenses	12.1	464.2	972.7	—	1,449.0
Operating income	44.1	108.7	128.5	(144.8)	136.5
Interest (income) expense, net - affiliate	—	(7.3)	7.3	—	—
Interest expense (income), net	37.9	(0.8)	15.2	—	52.3
Total interest expense (income), net	37.9	(8.1)	22.5	—	52.3
Income before income tax expense and loss from equity method investment	6.2	116.8	106.0	(144.8)	84.2
Income tax (benefit) expense	(18.8)	36.8	(1.6)	—	16.4
Loss from equity method investment	—	—	2.2	—	2.2
Income from continuing operations	25.0	80.0	105.4	(144.8)	65.6
Loss from discontinued operations, net of income tax benefit of $9.7 million	—	(15.5)	—	—	(15.5)
Net income	25.0	64.5	105.4	(144.8)	50.1
Less: Net income attributable to noncontrolling interests	—	—	25.1	—	25.1
Net income attributable to SunCoke Energy, Inc.	$25.0	$64.5	$80.3	$(144.8)	$25.0
Comprehensive income	$18.8	$68.5	$95.2	$(138.6)	$43.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	25.1	—	25.1
Comprehensive income attributable to SunCoke Energy, Inc.	$18.8	$68.5	$70.1	$(138.6)	$18.8

SunCoke Energy, Inc.
Condensed Combining and Consolidating Statement of Income
Year Ended December 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$564.4	$1,289.3	$—	$1,853.7
Equity in earnings of subsidiaries	138.9	95.5	—	(234.4)	—
Other income, net	—	1.5	9.5	—	11.0
Total revenues	138.9	661.4	1,298.8	(234.4)	1,864.7
Costs and operating expenses
Cost of products sold and operating expenses	—	462.6	1,110.5	—	1,573.1
Selling, general and administrative expenses	10.6	42.4	26.0	—	79.0
Depreciation and amortization expenses	—	22.3	42.7	—	65.0
Total costs and operating expenses	10.6	527.3	1,179.2	—	1,717.1
Operating income	128.3	134.1	119.6	(234.4)	147.6
Interest (income) expense, net - affiliate	—	(7.4)	7.4	—	—
Interest expense (income), net	48.0	—	(0.4)	—	47.6
Total interest expense (income), net	48.0	(7.4)	7.0	—	47.6
Income before income tax expense and loss from equity method investment	80.3	141.5	112.6	(234.4)	100.0
Income tax (benefit) expense	(18.5)	13.5	23.0	—	18.0
Income from continuing operations	98.8	128.0	89.6	(234.4)	82.0
Income from discontinued operations, net of income tax expense of $5.3 million	—	20.5	—	—	20.5
Net income	98.8	148.5	89.6	(234.4)	102.5
Less: Net income attributable to noncontrolling interests	—	—	3.7	—	3.7
Net income attributable to SunCoke Energy, Inc.	$98.8	$148.5	$85.9	$(234.4)	$98.8
Comprehensive income	$97.4	$148.2	$88.5	$(233.0)	$101.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.7	—	3.7
Comprehensive income attributable to SunCoke Energy, Inc.	$97.4	$148.2	$84.8	$(233.0)	$97.4

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$102.4	$36.6	$—	$139.0
Receivables	0.1	23.1	52.2	—	75.4
Inventories	—	39.2	99.9	—	139.1
Income tax receivable	28.0	—	6.8	(28.8)	6.0
Deferred income taxes	2.6	25.6	0.8	(2.6)	26.4
Other current assets	—	2.7	0.9	—	3.6
Current assets held for sale	—	19.3	—	—	19.3
Advances to affiliates	—	150.5	—	(150.5)	—
Total current assets	30.7	362.8	197.2	(181.9)	408.8
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	22.3	—	22.3
Properties, plants and equipment, net	—	387.8	1,078.8	—	1,466.6
Goodwill and other intangible assets, net	—	6.9	15.1	—	22.0
Deferred charges and other assets	5.8	13.0	18.6	—	37.4
Investment in subsidiaries	718.2	494.1	—	(1,212.3)	—
Total assets	$754.7	$1,353.6	$1,673.0	$(1,783.2)	$1,998.1
Liabilities and Equity
Advances from affiliate	$73.4	$—	$77.1	$(150.5)	$—
Accounts payable	—	29.3	81.6	—	110.9
Accrued liabilities	0.1	23.4	18.1	—	41.6
Interest payable	7.6	—	12.3	—	19.9
Income taxes payable	—	28.8	—	(28.8)	—
Current liabilities held for sale	—	37.4	—	—	37.4
Total current liabilities	81.1	118.9	189.1	(179.3)	209.8
Long term-debt	240.0	—	411.5	—	651.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	43.9	—	—	43.9
Retirement benefit liabilities	—	33.6	—	—	33.6
Deferred income taxes	—	320.8	3.7	(2.6)	321.9
Asset retirement obligations	—	12.5	2.6	—	15.1
Other deferred credits and liabilities	1.9	13.8	1.2	—	16.9
Total liabilities	323.0	843.5	697.1	(570.9)	1,292.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,251,529 shares at December 31, 2014	0.7	—	—	—	0.7
Treasury Stock, 4,977,115 shares at December 31, 2014	(105.0)	—	—		(105.0)
Additional paid-in capital	543.6	176.6	501.1	(677.7)	543.6
Accumulated other comprehensive loss	(21.5)	(9.3)	(12.2)	21.5	(21.5)
Retained earnings	13.9	342.8	213.3	(556.1)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	431.7	510.1	702.2	(1,212.3)	431.7
Noncontrolling interests	—	—	273.7	—	273.7
Total equity	431.7	510.1	975.9	(1,212.3)	705.4
Total liabilities and equity	$754.7	$1,353.6	$1,673.0	$(1,783.2)	$1,998.1

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$184.7	$48.9	$—	$233.6
Receivables	—	47.2	38.1	—	85.3
Inventories	—	37.4	91.2	—	128.6
Income taxes receivable	39.9	—	13.4	(46.7)	6.6
Deferred income taxes	9.4	11.8	0.8	(9.4)	12.6
Advances to affiliate	48.2	33.6	—	(81.8)	—
Other current assets	—	1.3	1.0	—	2.3
Current assets held for sale	—	12.9	—	—	12.9
Interest receivable from affiliate	—	7.3	—	(7.3)	—
Total current assets	97.5	336.2	193.4	(145.2)	481.9
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	56.8	—	56.8
Properties, plants and equipment, net	—	415.7	1,043.2	—	1,458.9
Goodwill and other intangible assets, net	—	7.5	16.0	—	23.5
Deferred charges and other assets	11.7	14.3	9.7	—	35.7
Long-term assets held for sale	—	146.1	—	—	146.1
Investment in subsidiaries	963.3	723.8	—	(1,687.1)	—
Total assets	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9
Liabilities and Equity
Advances from affiliate	$—	$48.2	$33.6	$(81.8)	$—
Accounts payable	—	32.9	105.5	—	138.4
Accrued liabilities	0.5	42.6	16.4	—	59.5
Short-term debt, including current portion of long-term debt	1.0	—	40.0	—	41.0
Interest payable	13.6	—	4.6	—	18.2
Income taxes payable	—	46.7	—	(46.7)	—
Interest payable to affiliate	—	—	7.3	(7.3)	—
Current liabilities held for sale	—	25.9	—	—	25.9
Total current liabilities	15.1	196.3	207.4	(135.8)	283.0
Long-term debt	498.4	—	149.7	—	648.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	32.4	—	—	32.4
Retirement benefit liabilities	—	34.8	—	—	34.8
Deferred income taxes	—	362.0	2.1	(9.4)	354.7
Asset retirement obligations	—	8.5	2.4	—	10.9
Other deferred credits and liabilities	1.6	12.2	0.6	—	14.4
Long-term liabilities held for sale	—	33.3	—	—	33.3
Total liabilities	515.1	979.5	451.2	(534.2)	1,411.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2013	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 70,892,140 shares at December 31, 2013	0.7	—	—	—	0.7
Treasury stock, 1,255,355 shares at December 31, 2013	(19.9)	—	—	—	(19.9)
Additional paid-in capital	446.9	354.2	745.6	(1,099.8)	446.9
Accumulated other comprehensive income	(14.1)	(2.7)	(11.4)	14.1	(14.1)
Retained earnings	143.8	401.6	199.8	(601.4)	143.8
Total SunCoke Energy, Inc. stockholders’ equity	557.4	753.1	934.0	(1,687.1)	557.4
Noncontrolling interests	—	—	274.9	—	274.9
Total equity	557.4	753.1	1,208.9	(1,687.1)	832.3
Total liabilities and equity	$1,072.5	$1,732.6	$1,660.1	$(2,221.3)	$2,243.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Continuing Operating Activities:
Net (loss) income	$(126.1)	$(58.8)	$37.8	$45.3	$(101.8)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of tax	—	106.0	—	—	106.0
Asset impairment	—	16.8	—	—	16.8
Depreciation and amortization expense	—	25.5	70.6	—	96.1
Deferred income tax expense (benefit)	6.8	(14.3)	1.5	—	(6.0)
Payments in excess of expense for retirement plans	—	(8.1)	—	—	(8.1)
Share-based compensation expense	9.8	—	—	—	9.8
Equity in loss (earnings) of subsidiaries	101.3	(56.0)	—	(45.3)	—
Excess tax benefit from share-based awards	(0.4)	0.1	—	—	(0.3)
Loss from equity method investment	—	—	35.0	—	35.0
Loss on extinguishment/modification of debt	—	—	15.4	—	15.4
Changes in working capital pertaining to continuing operating activities (net of acquisitions):
Receivables	(0.1)	24.1	(14.1)	—	9.9
Inventories	—	(1.8)	(8.7)	—	(10.5)
Accounts payable	—	(3.6)	(23.9)	—	(27.5)
Accrued liabilities	(0.5)	(19.1)	1.7	—	(17.9)
Interest payable	(6.0)	7.3	0.4	—	1.7
Income taxes	12.3	(17.9)	6.6	—	1.0
Accrual for black lung benefits	—	11.5	—		11.5
Other	6.1	0.2	(7.4)	—	(1.1)
Net cash provided by continuing operating activities	3.2	11.9	114.9	—	130.0
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(12.6)	(105.7)	—	(118.3)
Net cash used in continuing investing activities	—	(12.6)	(105.7)	—	(118.3)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	—	90.5	—	90.5
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	—	—	(276.5)	—	(276.5)
Debt issuance costs	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayment of revolving facility	—	—	(80.0)	—	(80.0)
Cash distributions to noncontrolling interests	—	—	(32.3)	—	(32.3)
Shares repurchased	(85.1)	—	—	—	(85.1)
Proceeds from exercise of stock options	2.9	—	—	—	2.9
Excess tax benefit from share-based awards	0.3	—	—	—	0.3
Dividends paid	(3.8)	—	—	—	(3.8)
Net increase (decrease) in advances from affiliate	82.5	(57.0)	(25.5)	—	—
Net cash used in continuing financing activities	(3.2)	(57.0)	(21.5)	—	(81.7)
Net decrease in cash and cash equivalents from continuing operations	—	(57.7)	(12.3)	—	(70.0)

Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(17.7)	—	—	(17.7)
Cash flows from discontinued operations - investing activities	—	(6.9)	—	—	(6.9)
Net decrease in cash and cash equivalents from discontinued operations	—	(24.6)	—	—	(24.6)
Net decrease in cash and cash equivalents	—	(82.3)	(12.3)	—	(94.6)
Cash and cash equivalents at beginning of year	—	184.7	48.9	—	233.6
Cash and cash equivalents at end of year	$—	$102.4	$36.6	$—	$139.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Continuing Operating Activities:
Net income	$25.0	$64.5	$105.4	$(144.8)	$50.1
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Loss from discontinued operations, net of tax	—	15.5	—	—	15.5
Depreciation and amortization expense	—	25.2	51.9	—	77.1
Deferred income tax (benefit) expense	—	0.5	—	—	0.5
Payments in excess of expense for retirement plans	—	(5.3)	(0.1)	—	(5.4)
Share-based compensation expense	7.6	—	—	—	7.6
Equity in earnings of subsidiaries	(56.2)	(88.6)	—	144.8	—
Loss from equity method investment	—	—	2.2	—	2.2
Changes in working capital pertaining to continuing operating activities (net of acquisitions):
Receivables	—	(23.6)	6.5	—	(17.1)
Inventories	—	14.8	16.1	—	30.9
Accounts payable	(0.6)	4.2	21.6	—	25.2
Accrued liabilities	—	(6.1)	(16.7)	—	(22.8)
Interest payable	(2.1)	(7.3)	11.9	—	2.5
Income taxes	(23.5)	26.4	(13.0)	—	(10.1)
Accrual for black lung benefits	—	(2.4)	—		(2.4)
Other	7.1	4.1	(8.3)	—	2.9
Net cash (used in) provided by continuing operating activities	(42.7)	21.9	177.5	—	156.7
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(19.8)	(112.5)	—	(132.3)
Acquisition of businesses, net of cash acquired	—	—	(113.3)	—	(113.3)
Equity method investment in VISA SunCoke Limited	—	—	(67.7)	—	(67.7)
Net cash used in continuing investing activities	—	(19.8)	(293.5)	—	(313.3)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	—	237.8	—	237.8
Proceeds from issuance of long-term debt	—	—	150.0	—	150.0
Repayment of long-term debt	—	—	(225.0)	—	(225.0)
Debt issuance costs	(1.6)	—	(5.3)	—	(6.9)
Proceeds from revolving facility	—	—	40.0	—	40.0
Cash distributions to noncontrolling interests	—	—	(17.8)	—	(17.8)
Shares repurchased	(10.9)	—	—	—	(10.9)
Proceeds from exercise of stock options	2.5	—	—	—	2.5
Net increase (decrease) in advances from affiliate	52.7	(5.6)	(47.1)	—	—
Net cash provided by (used in) continuing financing activities	42.7	(5.6)	132.6	—	169.7
Net (decrease) increase in cash and cash equivalents from continuing operations	—	(3.5)	16.6	—	13.1

Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(5.4)	—	—	(5.4)
Cash flows from discontinued operations - investing activities	—	(13.3)	—	—	(13.3)
Net decrease in cash and cash equivalents from discontinued operations	—	(18.7)	—	—	(18.7)
Net (decrease) increase in cash and cash equivalents	—	(22.2)	16.6	—	(5.6)
Cash and cash equivalents at beginning of year	—	206.9	32.3	—	239.2
Cash and cash equivalents at end of year	$—	$184.7	$48.9	$—	$233.6

SunCoke Energy, Inc.
Condensed Combining and Consolidating Statement of Cash Flows
December 31, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Continuing Operating Activities:
Net income	$98.8	$148.5	$89.6	$(234.4)	$102.5
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Income from discontinued operations, net of tax	—	(20.5)	—	—	(20.5)
Depreciation and amortization expense	—	22.3	42.7	—	65.0
Deferred income tax (benefit) expense	(1.0)	(7.9)	39.3	—	30.4
Payments in excess of expense for retirement plans	—	(9.6)	—	—	(9.6)
Share-based compensation expense	6.7	—	—	—	6.7
Equity in earnings (loss) of subsidiaries	(138.9)	(95.5)	—	234.4	—
Changes in working capital pertaining to continuing operating activities (net of acquisitions):
Receivables	—	(7.8)	2.1	—	(5.7)
Inventories	—	35.5	22.3	—	57.8
Accounts payable	0.5	(55.9)	(13.8)	—	(69.2)
Accrued liabilities	—	12.8	(1.8)	—	11.0
Interest payable	(0.2)	7.3	(7.3)	—	(0.2)
Income taxes	(17.2)	(1.1)	0.7	—	(17.6)
Accrual for black lung benefits	—	1.3	—		1.3
Other	(4.9)	(17.0)	14.0	—	(7.9)
Net cash (used in) provided by continuing operating activities	(56.2)	12.4	187.8	—	144.0
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(20.9)	(33.3)	—	(54.2)
Net cash used in continuing investing activities	—	(20.9)	(33.3)	—	(54.2)
Cash Flows from Continuing Financing Activities:
Repayment of long-term debt	(3.3)	—	—	—	(3.3)
Cash distributions to noncontrolling interests	—	—	(2.3)	—	(2.3)
Shares repurchased	(9.4)	—	—	—	(9.4)
Proceeds from exercise of stock options	4.7	—	—	—	4.7
Net increase (decrease) in advances from affiliate	64.2	73.8	(138.0)	—	—
Net cash provided by (used in) continuing financing activities	56.2	73.8	(140.3)	—	(10.3)
Net increase in cash and cash equivalents from continuing operations	—	65.3	14.2	—	79.5
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	62.1	—	—	62.1
Cash flows from discontinued operations - investing activities	—	(29.9)	—	—	(29.9)
Net increase in cash and cash equivalents from discontinued operations	—	32.2	—	—	32.2
Net increase in cash and cash equivalents	—	97.5	14.2	—	111.7
Cash and cash equivalents at beginning of year	—	109.4	18.1	—	127.5
Cash and cash equivalents at end of year	$—	$206.9	$32.3	$—	$239.2

28. Subsequent Events
On January 13, 2015, the Company contributed a 75 percent interest in the Granite City cokemaking facility to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest will continue to be owned by the Company. The total transaction value of $245.0 million included $50.7 million of Partnership common units issued to the Company and approximately $1.0 million of general partner interests to maintain the general partner’s 2.0 percent interest in the Partnership. In addition, the Partnership assumed and repaid $135.0 million of our Notes as well as $5.6 million of accrued interest and the applicable redemption premium of $7.7 million. The Partnership withheld the remaining transaction value of $45.0 million to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill. The Partnership funded the redemption of the Notes with net proceeds from a private placement of $200.0 million add-on 7.375 percent Partnership Notes due in 2020. The Partnership will account for this dropdown as an equity transaction. Subsequent to the Granite City Dropdown, we own the general partner of the Partnership, which consists of 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership is held by public unitholders.
In January 2015, as part of our coal rationalization plan, we executed an additional reduction in force in our discontinued coal mining business, terminating approximately 150 employees. Severance costs related to this reduction in force were recorded in 2014 as discussed in Note 3.
On January 28, 2015, the Company entered into an share repurchase agreement for the repurchase of $20.0 million of our common stock by the end of March 2015, leaving $55.0 million available under the previously approved repurchase program. The actual number of shares repurchased will be based on the volume-weighted average share price of our common stock less a pre-determined discount during the term of the agreement.
On February 19, 2015, the Company's Board of Directors declared a dividend of $0.0585 per share, which will be paid on March 26, 2015 to shareholders of record at the close of business on March 5, 2015.

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
Management’s Report on Internal Control over Financial Reporting
SunCoke Energy management, including SunCoke Energy's Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements.
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2014, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013 framework). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
SunCoke Energy management, including SunCoke Energy's Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Ernst & Young LLP, SunCoke Energy’s independent registered public accounting firm, issued an attestation report on SunCoke Energy’s internal controls over financial reporting which is contained in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 required by Item 401 of Regulation S-K relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the section entitled “Proposal 1- Election of Directors” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on May 7, 2015 (the “Proxy Statement”).
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

Item 14.	Principal Accounting Fees and Services
The information called for by this Item 14 required by Item 9(e) of Schedule 14A is incorporated herein by reference to the sections of the Proxy Statement appearing under the heading “Audit Committee Matters.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	1.	Consolidated Financial Statements:

The consolidated financial statements are set forth under Item 8 of this report.

	2.	Financial Statements Schedules:

These schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

	3.	Exhibits:

2.1
Contribution Agreement, dated January 12, 2015, by and among SunCoal & SunCoke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and agreed to for purposes of Section 29 thereof by Gateway Energy & Coke Company, LLC (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 13, 2015, File No. 001-35243)

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2
Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of September 17, 2014 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 22, 2014, File No. 001-35243)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference herein to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1, filed on June 3, 2011, File No. 333-173022)

4.2
Indenture by and among the Company, the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated July 26, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 001-35243)

4.2.1		Form of 7-5/8 percent Senior Notes due 2019 (included in Exhibit A to the Indenture filed herewith as Exhibit 4.1)

10.1
Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 001-35243)

10.1.1
Amendment No. 1 to Credit Agreement, dated as of January 24, 2013, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.1.2*
Amendment No. 2 to Credit Agreement, dated as of January 13, 2015, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith)

10.2
Separation and Distribution Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.3
Guaranty, Keep Well, and Indemnification Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.4
Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 33-35243)

10.5
Omnibus Agreement, dated January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.5.1
Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September  30, 2014 filed on October 28, 2014, File No. 001-35243)

10.5.2*	Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (filed herewith)

10.6
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of January 1, 2014 (incorporated by reference herein to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 001-35243)

10.7*	SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 10, 2014 (filed herewith)

10.8
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 22, 2013 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 28, 2013, File No. 001-35243)

10.8.1*
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.8.2*
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.8.3*
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.9	SunCoke Energy, Inc. Savings Restoration Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

10.9.1
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.10
SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of July 18, 2012 (incorporated by reference herein to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 001-35243)

10.11
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of July 18, 2012 (incorporated by reference herein to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 28, 2014, File No. 001-35243)

10.12
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2012, File No. 001-35243)

10.15
Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.16
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.17
Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 21, 2011, by and between SunCoke Energy, Inc. and Frederick A. Henderson (incorporated by reference herein to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

10.18
Amendment to Restricted Share Unit Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement, entered into as of July 18, 2013, applicable to all Awards of Restricted Share Units outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.19†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.19.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.19.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.19.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.20†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.20.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.20.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.20.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.21†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.22†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.22.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.22.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.22.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.22.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.22.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.23†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-17302)

10.23.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.23.2*	Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (filed herewith)

10.23.3†*
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (filed herewith)

10.24†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

12.1*	Consolidated Ratio of Earnings to Fixed Charges (filed herewith)

21.1*	Subsidiaries of the Registrant (filed herewith)

23.1*	Consent of Ernst & Young LLP (filed herewith)

23.2*	Consent of Marshall Miller & Associates, Inc. (filed herewith)

24.1*	Powers of Attorney (filed herewith)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

95.1*	Mine Safety Disclosure (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Provided herewith.
†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2015.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2015.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Frederick A. Henderson

/s/ Fay West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ Robert J. Darnall*	Director
Robert J. Darnall

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ Karen B. Peetz*	Director
Karen B. Peetz

/s/ John W. Rowe*	Director
John W. Rowe

/s/ James E. Sweetnam*	Director
James E. Sweetnam

* Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 24, 2015
Fay West