Form 10-Q
period 2015-03-31
SunCoke Energy, Inc.
filed 2015-04-28
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 24, 2015, there were 65,230,501 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$320.3	$351.5
Other income	0.1	1.0
Total revenues	320.4	352.5
Costs and operating expenses
Cost of products sold and operating expenses	254.5	293.4
Selling, general and administrative expenses	14.5	21.0
Depreciation and amortization expense	23.8	24.4
Total costs and operating expenses	292.8	338.8
Operating income	27.6	13.7
Interest expense, net	23.3	12.1
Income before income tax expense (benefit) and loss from equity method investment	4.3	1.6
Income tax expense (benefit)	1.2	(1.2)
Loss from equity method investment	0.7	0.6
Income from continuing operations	2.4	2.2
Loss from discontinued operations, net of income tax benefit of $0.1 million and $3.0 million, for the three months ended March 31, 2015 and 2014, respectively	(2.0)	(6.0)
Net income (loss)	0.4	(3.8)
Less: Net income attributable to noncontrolling interests	4.4	4.0
Net loss attributable to SunCoke Energy, Inc.	$(4.0)	$(7.8)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	$(0.03)	$(0.09)
Diluted:
Continuing operations	$(0.03)	$(0.02)
Discontinued operations	$(0.03)	$(0.09)
Weighted average number of common shares outstanding:
Basic	66.2	69.7
Diluted	66.2	69.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net income (loss)	$0.4	$(3.8)
Other comprehensive income (loss):
Reclassifications of prior service benefit, actuarial loss amortization and curtailment gain to earnings (net of related tax expense of $1.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively)	(2.4)	(0.6)
Currency translation adjustment	(1.1)	0.8
Comprehensive loss	(3.1)	(3.6)
Less: Comprehensive income attributable to noncontrolling interests	4.4	4.0
Comprehensive loss attributable to SunCoke Energy, Inc.	$(7.5)	$(7.6)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
	(Dollars in millions, except per share amounts)
Assets
Cash and cash equivalents	$165.4	$139.0
Receivables	59.0	75.4
Inventories	128.5	139.1
Income tax receivable	8.8	6.0
Deferred income taxes	18.4	26.4
Other current assets	6.9	3.6
Current assets held for sale	19.2	19.3
Total current assets	406.2	408.8
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	21.7	22.3
Properties, plants and equipment, net	1,451.8	1,466.6
Goodwill and other intangible assets, net	21.6	22.0
Deferred charges and other assets	19.7	19.4
Total assets	$1,962.0	$1,980.1
Liabilities and Equity
Accounts payable	$100.2	$110.9
Accrued liabilities	35.3	41.6
Interest payable	8.7	19.9
Current liabilities held for sale	24.1	37.4
Total current liabilities	168.3	209.8
Long-term debt	699.3	633.5
Accrual for black lung benefits	43.9	43.9
Retirement benefit liabilities	32.9	33.6
Deferred income taxes	315.6	321.9
Asset retirement obligations	15.3	15.1
Other deferred credits and liabilities	16.4	16.9
Total liabilities	1,291.7	1,274.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,389,447 and 71,251,529 shares at March 31, 2015 and December 31, 2014, respectively	0.7	0.7
Treasury stock, 6,161,395 and 4,977,115 shares at March 31, 2015 and December 31, 2014, respectively	(125.0)	(105.0)
Additional paid-in capital	538.4	543.6
Accumulated other comprehensive loss	(25.0)	(21.5)
Retained earnings	6.0	13.9
Total SunCoke Energy, Inc. stockholders’ equity	395.1	431.7
Noncontrolling interests	275.2	273.7
Total equity	670.3	705.4
Total liabilities and equity	$1,962.0	$1,980.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Cash Flows from Continuing Operating Activities:
Net income (loss)	$0.4	$(3.8)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations, net of tax	2.0	6.0
Depreciation and amortization expense	23.8	24.4
Deferred income tax expense (benefit)	3.1	(1.8)
Gain on curtailment and payments in excess of expense for retirement plans	(4.7)	(0.9)
Share-based compensation expense	1.5	2.3
Excess tax benefit from share-based awards	—	(0.2)
Loss from equity method investment	0.7	0.6
Loss on extinguishment of debt	9.4	—
Changes in working capital pertaining to operating activities:
Receivables	16.4	7.3
Inventories	10.6	10.9
Accounts payable	(10.7)	(13.6)
Accrued liabilities	(6.3)	(20.0)
Interest payable	(11.2)	(10.4)
Income taxes	(2.8)	1.2
Other	(5.6)	(6.7)
Net cash provided by (used in) continuing operating activities	26.6	(4.7)
Cash Flows from Continuing Investing Activities:
Capital expenditures	(8.3)	(37.5)
Net cash used in continuing investing activities	(8.3)	(37.5)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of long-term debt	210.8	—
Repayment of long-term debt	(149.5)	—
Debt issuance costs	(4.2)	—
Proceeds from revolving facility	—	16.0
Repayment of revolving facility	—	(16.0)
Cash distribution to noncontrolling interests	(9.1)	(6.4)
Shares repurchased	(20.0)	—
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	0.2
Excess tax benefit from share-based awards	—	0.2
Dividends paid	(3.9)	—
Net cash provided by (used in) continuing financing activities	23.6	(6.0)
Net increase (decrease) in cash and cash equivalents from continuing operations	41.9	(48.2)
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	(15.5)	(6.6)
Cash flows from discontinued operations - investing activities	—	(0.6)
Net decrease in cash and cash equivalents from discontinued operations	(15.5)	(7.2)
Net increase (decrease) in cash and cash equivalents	26.4	(55.4)
Cash and cash equivalents at beginning of period	139.0	233.6
Cash and cash equivalents at end of period	$165.4	$178.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4
Net (loss) income	—	—	—	—	—	—	(4.0)	(4.0)	4.4	0.4
Retirement benefit plans adjustment (net of related tax expense of $1.6 million)	—	—	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Currency translation adjustment	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	(6.2)	—	—	(6.2)	6.2	—
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(9.1)	(9.1)
Dividends paid	—	—	—	—	—	—	(3.9)	(3.9)	—	(3.9)
Share-based compensation expense	—	—	—	—	1.5	—	—	1.5	—	1.5
Share issuances, net of shares withheld for taxes	137,918	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
Shares repurchased	—	—	1,184,280	(20.0)	—	—	—	(20.0)	—	(20.0)
At March 31, 2015	71,389,447	$0.7	6,161,395	$(125.0)	$538.4	$(25.0)	$6.0	$395.1	$275.2	$670.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. We also have a 49 percent ownership interest in a cokemaking joint venture in India called Visa SunCoke Limited (“VISA SunCoke”). Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our own cokemaking facilities. Additionally, we own coal mining operations in Virginia and West Virginia, which are reflected as discontinued operations in the Company's consolidated financial statements. See Note 2.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly traded partnership. At March 31, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The results of our coal mining operations have been classified as discontinued operations for all periods presented. See Note 2. Unless otherwise specified, the information in the notes to the consolidated financial statements relates to our continuing operations.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU during the first quarter of 2015. See Note 7.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 eliminates the deferral of FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)," and makes changes to both the variable interest model and the voting model. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Coal Discontinued Operations
In July 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s coal mining business. We have since been actively marketing this business for sale. Concurrent with this authorization, the coal mining operations were, and continue to be, reflected as discontinued operations. The related net assets are presented as held for sale in the Company’s consolidated financial statements and are stated at fair value less costs to sell.

The coal mining net assets and results of operations for all periods presented have been reclassified to reflect discontinued operations and held for sale presentation. The Company's coal mining business was previously reported as the Coal Mining reportable segment.
Certain coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations) are expected to be retained by the Company and are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other as legacy items. Legacy assets totaled $10.2 million and $12.9 million and legacy liabilities totaled $86.3 million and $86.9 million at March 31, 2015 and December 31, 2014, respectively. Legacy income of $1.9 million was included in continuing operations for the three months ended March 31, 2015 and was driven by a $4.0 million postretirement benefit plan curtailment gain. See Note 8. Legacy expense was $1.5 million for the three months ended March 31, 2014 and was included in continuing operations.
During the first quarter of 2015, we reduced our severance accrual by $2.2 million as a result of changes in estimates, including the relocation of certain coal employees to other areas of our business. Additionally, we incurred $1.2 million in costs to idle mines during the first quarter of 2015. Since the third quarter of 2014, we have incurred total exit and disposal costs of $17.5 million associated with employee severance, contract termination and other one-time costs to idle mines, and we expect to incur additional exit and disposal costs of $0.5 million to $3.5 million during the remainder of 2015.
Summarized below is the major financial information of our coal business presented as held for sale on our Consolidated Balance Sheet:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Assets
Receivables	$2.5	$2.8
Inventories	7.9	8.8
Properties, plants and equipment, net	30.7	31.1
Lease and mineral rights, net	18.6	18.6
Other current assets	3.3	3.5
Valuation allowance	(43.8)	(45.5)
Total current assets held for sale	$19.2	$19.3
Liabilities
Accounts payable	$7.6	$10.4
Accrued liabilities	9.5	19.9
Asset retirement obligations	7.0	7.1
Total current liabilities held for sale	$24.1	$37.4

Summarized below is the major financial information of our coal business presented as discontinued operations in our Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Revenues
Total revenues	$3.6	$7.1
Costs and operating expenses
Cost of products sold and operating expenses	7.6	10.5
Selling, general and administrative (income) expenses(1)	(1.9)	1.2
Depreciation, depletion and amortization	—	4.4
Pre-tax loss from discontinued operations	(2.1)	(9.0)
Income tax benefit	0.1	3.0
Loss from discontinued operations, net of tax	$(2.0)	$(6.0)

(1)	The three months ended March 31, 2015 includes $2.2 million of income related to an adjustment in the coal severance accrual.
3. Dropdown Transactions
Granite City Dropdown
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, IL cokemaking facility ("Granite City") to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by the Company. Subsequent to the Granite City Dropdown, we continued to own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
The total transaction value of $245.0 million included $50.7 million of Partnership common units issued to the Company and approximately $1.0 million of general partner interests. In addition, the Partnership assumed and repaid $135.0 million of our 7.625 percent senior notes due in 2019 ("Notes") as well as $5.6 million of accrued interest and the applicable redemption premium of $7.7 million. The Partnership withheld the remaining transaction value of $45.0 million to pre-fund our obligation to the Partnership for the anticipated cost of an environmental remediation project at Granite City. The Partnership funded the redemption of the Notes with net proceeds from a private placement of an additional $200.0 million of senior notes due in 2020 ("Partnership Notes"). See Note 7.
We accounted for the Granite City Dropdown as an equity transaction, which resulted in an increase in noncontrolling interest and a decrease in SunCoke Energy's equity of $6.2 million. The table below summarizes the effects of the changes in the Company’s ownership interest in Granite City on SunCoke Energy's equity.

Three Months Ended March 31, 2015
(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(4.0)
Decrease in SunCoke Energy, Inc. equity for the contribution of 75 percent interest in Granite City	(6.2)
Change from net loss attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$(10.2)
Haverhill and Middletown Dropdown
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in each of the Haverhill, OH ("Haverhill") and Middletown, OH ("Middletown") cokemaking facilities to the Partnership for total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and decreased its limited partner interest in the Partnership from 55.9 percent to 54.1 percent. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
The total transaction value included 2.7 million common units totaling $80.0 million and $3.3 million of general partner interests. In addition, the Partnership assumed and repaid approximately $271.3 million of our outstanding debt and other liabilities, including a market premium of $11.4 million to complete the tender for and cancellation of certain of our Notes. The remaining transaction value of $10.4 million consisted of a $3.4 million cash payment from the Partnership and $7.0 million withheld by the Partnership to pre-fund our obligation to the Partnership for the anticipated cost of the environmental remediation project at Haverhill.
In conjunction with the Haverhill and Middletown Dropdown, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. See Note 7.
We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke Energy's equity of $83.7 million during the second quarter of 2014.
4. Inventories
The components of inventories were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Coal	$77.0	$96.5
Coke	16.7	6.9
Materials, supplies and other	34.8	35.7
Total inventories	$128.5	$139.1
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate from continuing operations was 27.9 percent for the three months ended March 31, 2015, primarily due to income tax benefits related to the Granite City Dropdown transaction and the impact of earnings attributable to noncontrolling ownership interests in partnerships, partially offset by additional valuation allowances associated with state and local taxes.
The Company’s effective tax rate from continuing operations was 75.0 percent for the three months ended March 31, 2014, primarily due to income tax benefits of $2.0 million related to enacted reduction in Indiana statutory tax rate, $1.0 million related to tax credits and the impact of earnings that are attributable to noncontrolling ownership interests in partnerships. The income tax benefits were offset by $1.1 million of additional valuation allowances associated with state and local taxes.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At March 31, 2015, our VISA SunCoke joint venture had a cumulative loss on unconsolidated earnings.
On January 17, 2012, SunCoke Energy and Sunoco, Inc. entered into a tax sharing agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. SunCoke Energy will continue to monitor the utilization of all tax attributes subject to the tax sharing agreement as applicable tax returns are filed or as tax examinations progress and will record additional adjustments when necessary, consistent with the terms of the tax sharing agreement.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Accrued benefits	$16.2	$23.2
Other taxes payable	10.5	10.3
Other	8.6	8.1
Total accrued liabilities	$35.3	$41.6
7. Debt
Total long-term debt, consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$105.0	$240.0
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $14.9 million and $11.5 million at March 31, 2015 and December 31, 2014, respectively.	614.9	411.5
Debt issuance costs	(20.6)	(18.0)
Total long-term debt	$699.3	$633.5
On January 13, 2015 in connection with the Granite City Dropdown, the Partnership issued an additional $200.0 million of Partnership Notes.  Proceeds of $204.0 million included an original issue premium of $4.0 million.  In addition, the Partnership received $6.8 million to fund interest from August 1, 2014 to January 13, 2014, the interest period prior to issuance. This interest was repaid to noteholders on February 1, 2015. The Partnership incurred debt issuance costs of $5.2 million, of which $1.0 million was considered a modification of debt and was recorded in interest expense, net on the Consolidated Statement of Operations and was included in other operating cash flows on the Consolidated Statement of Cash Flows.
Also, in connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million principal amount of SunCoke Energy's outstanding Notes and paid interest of $5.6 million. The Partnership also paid a redemption premium of $7.7 million, which was included in interest expense, net on the Consolidated Statement of Operations. The Partnership assumed $2.2 million in debt issuance costs in connection with the assumption of this debt from SunCoke Energy, $0.7 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Consolidated Statement of Operations.
Under the Company's credit agreement dated July 26, 2011, as amended ("Credit Agreement"), the Company has a $150.0 million revolving credit facility ("Revolving Facility"). At March 31, 2015, the Revolving Facility had letters of credit outstanding of $1.5 million, leaving $148.5 million available.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and the Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership's revolving credit facility (the "Partnership Revolver"), the Partnership is subject to a maximum consolidated leverage ratio of 4.00:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At March 31, 2015, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

On April 21, 2015, the Company amended the Credit Agreement to allow for unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75.0 million of total liquidity (cash and revolver capacity). Further, the maximum consolidated leverage ratio was decreased from 3.75:1.00 to 3.25:1.00. Additionally, the Partnership amended the Partnership Revolver to increase the maximum consolidated leverage ratio from 4.00:1.00 to 4.50:1.00.
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
Effective May 30, 2014, Dominion Coal Corporation ("Dominion Coal"), a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously offered to generally all full-time employees of Dominion Coal. Distribution of plan assets resulting from the termination of the Dominion Coal defined benefit plan will not be made until the Internal Revenue Service and Pension Benefit Guarantee Corporation determines that this termination satisfies applicable regulatory requirements. This determination is expected to occur in mid-2015, at which time settlement accounting also will occur. As a result of the termination of the Dominion Coal defined benefit plan, each participant will become fully vested in his or her benefits thereunder without regard to age and years of service. Participants with $25 thousand or less of benefits owed will have the option of receiving a lump sum payout or an annuity in full payment of such benefits. All other participants will receive an annuity in full payment of their benefits under the Dominion Coal defined benefit plan.
The termination of coal mining employees during the first quarter of 2015 triggered a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income.
Defined benefit plan expense consisted of the following components:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Interest cost on benefit obligations	$0.4	$0.4
Expected return on plan assets	(0.4)	(0.4)
Amortization of actuarial losses	0.2	0.1
Total expense	$0.2	$0.1
Postretirement benefit plans benefit consisted of the following components:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.4
Amortization of:
Actuarial losses	0.2	0.3
Prior service benefit	(0.4)	(1.4)
Curtailment gain	(4.0)	—
Total benefit	$(3.9)	$(0.7)

9. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes an approximate $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at Haverhill and Granite City. We anticipate spending approximately $125 million related to these projects, of which we have spent approximately $78 million to date. The remaining capital is expected to be spent through the first quarter of 2017. A portion of the proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are being used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs and a Finding of Violation ("FOV") from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. At this time, SunCoke Energy cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
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
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at March 31, 2015.
10. Share-Based Compensation
During the three months ended March 31, 2015, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 554,294 shares of common stock during the three months ended March 31, 2015 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2015 was $5.08 using the following weighted-average assumptions:

Three Months Ended March 31, 2015
Risk-free interest rate	1.67%
Expected term	5 years
Volatility	36%
Dividend yield	1.38%
Exercise price	$16.90
We based our expected volatility on our historical volatility over our entire available trading history. The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The dividend yield assumption is based on the Company’s expectation of dividend payouts at the time of grant. The expected life of employee options represents the average contractual term adjusted by the average vesting period of each option tranche. The Company estimated a four percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $0.6 million and $1.3 million for stock options during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $5.0 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 2.1 years.
Restricted Stock Units
The Company issued 213,171 restricted stock units (“RSUs”) for shares of the Company’s common stock during the three months ended March 31, 2015 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the three months ended March 31, 2015 of $16.90 was based on the closing price of our common stock on the date of grant. The Company estimated a ten percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $0.7 million and $0.8 million for RSUs during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $7.6 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 1.9 years.
Performance Share Units
The Company issued 146,154 performance share units ("PSUs") for shares of the Company's common stock during the three months ended March 31, 2015 that vest on December 31, 2017. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the three months ended March 31, 2015 is $17.58 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a zero percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized compensation expense of $0.2 million for PSUs during both the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $4.3 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.4 years.
11. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended March 31,
	2015	2014
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	66.2	69.7
Add: Effect of dilutive share-based compensation awards	—	—
Weighted-average number of shares-diluted	66.2	69.7
The potential dilutive effect of 2.3 million stock options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2015, as the shares would have been anti-dilutive. The potential dilutive effect of 2.7 million options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended March 31, 2014, as the shares would have been anti-dilutive.
Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock, leaving $55.0 million available under the authorized repurchase program. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share.
12. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2014	$(9.4)	$(12.1)	$(21.5)
Other comprehensive loss before reclassifications	—	(1.1)	(1.1)
Amounts reclassified from accumulated other comprehensive loss	(2.4)	—	(2.4)
Net current period other comprehensive loss	(2.4)	(1.1)	(3.5)
At March 31, 2015	$(11.8)	$(13.2)	$(25.0)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Prior service benefit(2)	$(0.4)	$(1.4)
Actuarial loss(2)	0.4	0.4
Curtailment gain(2)	(4.0)	—
Total before taxes	(4.0)	(1.0)
Income tax expense	1.6	0.4
Total, net of tax	$(2.4)	$(0.6)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan (benefit) and defined benefit plan expense. See Note 8.

13. Fair Value Measurement
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $90.8 million and $88.2 million at March 31, 2015 and December 31, 2014, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
Coal Disposal Group Valuation
Since the presentation of our coal mining business as held for sale in the third quarter of 2014, the Company has continued to assess the carrying value of the disposal group in each reporting period and adjusted the carrying value to fair value less costs to sell. This resulted in a valuation allowance of $43.8 million in current assets held for sale on the Consolidated Balance Sheet at March 31, 2015. The fair value was estimated utilizing a market approach, which was considered Level 2 in the fair value hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2015, the fair value of the Company’s long-term debt was estimated to be $723.7 million, compared to a carrying amount of $719.9 million, which includes the original issue premium. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

14. Business Segment Information
The Company reports our business through four segments: Domestic Coke, Brazil Coke, India Coke and Coal Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke and all facilities except Jewell recover waste heat which is converted to steam or electricity through a similar production process. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
We also own a 49 percent interest in a cokemaking joint venture called VISA SunCoke with VISA Steel. VISA SunCoke is comprised of a 440 thousand ton heat recovery cokemaking facility and the facility's associated steam generation units in Odisha, India. We account for this investment under the equity method and recognize our share of earnings on a one-month lag. The results of our joint venture are presented below in the India Coke segment.
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
Coal Logistics operations are comprised of SunCoke Lake Terminal, LLC ("Lake Terminal") located in Indiana and Kanawha River Terminals ("KRT") located in Kentucky and West Virginia. This business provides coal handling and blending services to third party customers as well as SunCoke cokemaking facilities and has a collective capacity to blend and transload more than 30 million tons of coal annually. Coal handling and blending results are presented in the Coal Logistics segment.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining assets (i.e. coal preparation plant) and liabilities (i.e. black lung, workers' compensation, certain asset retirement obligations and net pension and other postretirement employee benefit obligations), which are expected to be retained by the Company. See Note 2. The related legacy costs are included in Corporate and Other and are included in Consolidated Adjusted EBITDA but are excluded from Adjusted EBITDA from continuing operations. Interest expense, net, which consists principally of interest income and interest expense, net of capitalized interest, is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and exclude deferred taxes and current tax receivables.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$303.1	$333.5
Brazil Coke	9.9	9.3
Coal Logistics	7.3	8.7
Coal Logistics intersegment sales	4.7	4.2
Corporate and other intersegment sales	2.5	5.0
Elimination of intersegment sales	(7.2)	(9.2)
Total sales and other operating revenue	$320.3	$351.5

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Domestic Coke	$52.7	$46.8
Brazil Coke	4.1	1.7
India Coke	(0.7)	0.1
Coal Logistics	2.6	2.1
Corporate and Other	(9.6)	(11.2)
Total Adjusted EBITDA from continuing operations	49.1	39.5
Legacy income (costs), net(1)	1.9	(1.5)
Adjusted EBITDA from discontinued operations	(3.1)	(4.4)
Adjusted EBITDA	$47.9	$33.6

Depreciation and amortization expense:
Domestic Coke(2)	$18.2	$21.0
Brazil Coke	0.2	0.1
Coal Logistics	1.8	1.8
Corporate and Other(3)	3.6	1.5
Total depreciation and amortization expense	$23.8	$24.4

Capital expenditures:
Domestic Coke	$8.0	$36.3
Brazil Coke	—	—
Coal Logistics	0.2	0.3
Corporate and Other	0.1	0.9
Total capital expenditures	$8.3	$37.5

(1)
Legacy income (costs), net, includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by SunCoke Energy, which are not part of the disposal group. See details of these legacy items in the table at the end of this footnote.

(2)
We revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $0.4 million and $5.6 million, or $0.01 and $0.08 per common share from continuing operations, during the three months ended March 31, 2015 and 2014, respectively.

(3)
Based on the Company plans to demolish the preparation plant, we revised the estimated useful lives of certain coal preparation plant assets located at our Jewell facility, which resulted in additional depreciation of $2.0 million, or $0.03 per common share from continuing operations, during the three months ended March 31, 2015. As the coal preparation plant will not be sold with the rest of the coal mining business, these assets and related depreciation expense are not included in the disposal group in discontinued operations but are instead included in Corporate and Other.

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Coke sales	$286.5	$315.8
Steam and electricity sales	16.6	17.8
Operating and licensing fees	9.9	9.3
Coal logistics	7.0	8.0
Other	0.3	0.6
Sales and other operating revenue	$320.3	$351.5

The following table sets forth the Company's segment assets:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Segment assets
Domestic Coke	$1,610.6	$1,585.5
Brazil Coke	61.6	61.6
India Coke	21.9	22.5
Coal Logistics	111.8	114.4
Corporate and Other	109.7	144.4
Segment assets, excluding tax assets and discontinued operations	1,915.6	1,928.4
Discontinued operations	19.2	19.3
Tax assets	27.2	32.4
Total assets	$1,962.0	$1,980.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, costs related to exiting our coal business, interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$29.8	$24.3
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	18.1	9.3
Adjusted EBITDA	$47.9	$33.6
Subtract:
Adjusted EBITDA from discontinued operations(2)	(3.1)	(4.4)
Legacy income (costs), net(3)	1.9	(1.5)
Adjusted EBITDA from continuing operations	$49.1	$39.5
Subtract:
Adjustment to unconsolidated affiliate earnings(4)	0.3	1.0
Depreciation and amortization expense	23.8	24.4
Interest expense, net	23.3	12.1
Income tax expense (benefit)	1.2	(1.2)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(5)	—	(0.5)
Asset impairment		—
Legacy (income) costs, net(3)	(1.9)	1.5
Income from continuing operations	$2.4	$2.2
Loss from discontinued operations, net of tax	(2.0)	(6.0)
Net income (loss)	$0.4	$(3.8)

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	See reconciliation of Adjusted EBITDA from discontinued operations below.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA from discontinued operations	$(3.1)	$(4.4)
Subtract:
Depreciation and depletion from discontinued operations	—	4.4
Income tax benefit from discontinued operations	(0.1)	(3.0)
Exit costs(1)	(1.0)	0.2
Loss from discontinued operations, net of tax	$(2.0)	$(6.0)

(1)	The three months ended March 31, 2015 includes $2.2 million of income related to an adjustment in the coal severance accrual.

(3)
Legacy (income) costs, net includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by the Company which are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other. See detail of these legacy costs in the table below.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Black lung charges	$0.9	$0.5
Postretirement benefit plan benefit(1)	(3.9)	(0.2)
Defined benefit plan expense	0.2	—
Workers compensation expense	0.9	1.2
Total legacy (income) costs, net	$(1.9)	$1.5

(1)
Includes a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income related to the termination of coal mining employees during the first quarter of 2015.

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

15. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement and $105 million Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
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
In connection with the Granite City Dropdown, we entered into an amendment to our Credit Agreement. In conjunction with the amendment, we designated Gateway Energy & Coke Company, LLC and Gateway Cogeneration Company, LLC as unrestricted subsidiaries. As such, they are presented as "Non-Guarantor Subsidiaries." Prior periods have been restated to reflect this change.
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;

•
a sale of the majority of the Capital Stock of a Guarantor Subsidiary to a third party, after which the Guarantor Subsidiary is no longer a "Restricted Subsidiary" in accordance with the indenture governing the Notes;

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default," as defined under the indenture governing the Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the Notes;

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied; and

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$41.0	$279.3	$—	$320.3
Equity in earnings of subsidiaries	—	6.1	—	(6.1)	—
Other income	—	0.1	—	—	0.1
Total revenues	—	47.2	279.3	(6.1)	320.4
Costs and operating expenses
Cost of products sold and operating expenses	—	32.2	222.3	—	254.5
Selling, general and administrative expenses	2.0	3.7	8.8	—	14.5
Depreciation and amortization expense	—	5.0	18.8	—	23.8
Total costs and operating expenses	2.0	40.9	249.9	—	292.8
Operating income	(2.0)	6.3	29.4	(6.1)	27.6
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	2.8	(0.3)	20.8	—	23.3
Total financing expense (income), net	2.8	(2.1)	22.6	—	23.3
(Loss) Income before income tax expense and loss from equity method investment	(4.8)	8.4	6.8	(6.1)	4.3
Income tax (benefit) expense	(0.8)	2.7	(0.7)	—	1.2
Loss from equity method investment	—	—	0.7	—	0.7
(Loss) income from continuing operations	(4.0)	5.7	6.8	(6.1)	2.4
Loss from discontinued operations, net of income tax benefit of $0.1 million	—	(2.0)	—	—	(2.0)
Net (loss) income	(4.0)	3.7	6.8	(6.1)	0.4
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.0)	$3.7	$2.4	$(6.1)	$(4.0)
Comprehensive (income) loss	$(7.5)	$1.3	$5.7	$(2.6)	$(3.1)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.4	—	4.4
Comprehensive income attributable to SunCoke Energy, Inc.	$(7.5)	$1.3	$1.3	$(2.6)	$(7.5)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$52.6	$298.9	$—	$351.5
Equity in earnings of subsidiaries	6.6	14.4	—	(21.0)	—
Other income	—	0.9	0.1	—	1.0
Total revenues	6.6	67.9	299.0	(21.0)	352.5
Costs and operating expenses
Cost of products sold and operating expenses	—	40.5	252.9	—	293.4
Selling, general and administrative expenses	3.2	9.9	7.9	—	21.0
Depreciation and amortization expense	—	2.8	21.6	—	24.4
Total costs and operating expenses	3.2	53.2	282.4	—	338.8
Operating income	3.4	14.7	16.6	(21.0)	13.7
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	9.3	(0.4)	3.2	—	12.1
Total financing expense (income), net	9.3	(2.2)	5.0	—	12.1
(Loss) income before income tax expense and loss from equity method investment	(5.9)	16.9	11.6	(21.0)	1.6
Income tax expense (benefit)	1.9	(1.7)	(1.4)	—	(1.2)
Loss from equity method investment	—	—	0.6	—	0.6
(Loss) income from continuing operations	(7.8)	18.6	12.4	(21.0)	2.2
Loss from discontinued operations, net of income tax benefit of $3.0 million	—	(6.0)	—	—	(6.0)
Net (loss) income	(7.8)	12.6	12.4	(21.0)	(3.8)
Less: Net income attributable to noncontrolling interests	—	—	4.0	—	4.0
Net income attributable to SunCoke Energy, Inc.	$(7.8)	$12.6	$8.4	$(21.0)	$(7.8)
Comprehensive (loss) income	$(7.6)	$12.0	$13.2	$(21.2)	$(3.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.0	—	4.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.6)	$12.0	$9.2	$(21.2)	$(7.6)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$69.7	$95.7	$—	$165.4
Receivables	—	12.3	46.7	—	59.0
Inventories	—	14.1	114.4	—	128.5
Income taxes receivable	28.7	—	7.9	(27.8)	8.8
Deferred income taxes	2.6	17.7	0.8	(2.7)	18.4
Other current assets	—	4.1	2.8	—	6.9
Current assets held for sale	—	19.2	—	—	19.2
Advances to affiliate	—	184.4	—	(184.4)	—
Interest receivable from affiliate	—	1.8	—	(1.8)	—
Total current assets	31.3	323.3	268.3	(216.7)	406.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	21.7	—	21.7
Properties, plants and equipment, net	—	71.7	1,380.1	—	1,451.8
Goodwill and other intangible assets, net	—	6.7	14.9	—	21.6
Deferred charges and other assets	0.2	14.8	4.7	—	19.7
Investment in subsidiaries	571.4	706.3	—	(1,277.7)	—
Total assets	$602.9	$1,211.8	$2,030.7	$(1,883.4)	$1,962.0
Liabilities and Equity
Advances from affiliate	$—	$—	$81.8	$(81.8)	$—
Accounts payable	—	7.1	93.1	—	100.2
Accrued liabilities	0.1	16.2	19.0	—	35.3
Interest payable	1.4	—	7.3	—	8.7
Interest payable to affiliate	—	—	1.8	(1.8)	—
Income taxes payable	—	27.8	—	(27.8)	—
Current liabilities held for sale	—	24.1	—	—	24.1
Total current liabilities	1.5	75.2	203.0	(111.4)	168.3
Long-term debt	101.9	—	597.4	—	699.3
Payable to affiliate	102.6	300.0	89.0	(491.6)	—
Accrual for black lung benefits	—	43.9	—	—	43.9
Retirement benefit liabilities	—	32.9	—	—	32.9
Deferred income taxes	—	315.2	3.1	(2.7)	315.6
Asset retirement obligations	—	7.3	8.0	—	15.3
Other deferred credits and liabilities	1.8	13.2	1.4	—	16.4
Total liabilities	207.8	787.7	901.9	(605.7)	1,291.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,389,447 shares at March 31, 2015	0.7	—	—	—	0.7
Treasury stock, 6,161,395 shares at March 31, 2015	(125.0)	—	—	—	(125.0)
Additional paid-in capital	538.4	89.3	636.0	(725.3)	538.4
Accumulated other comprehensive (loss) income	(25.0)	(11.7)	(13.3)	25.0	(25.0)
Retained earnings	6.0	346.5	230.9	(577.4)	6.0
Total SunCoke Energy, Inc. stockholders’ equity	395.1	424.1	853.6	(1,277.7)	395.1
Noncontrolling interests	—	—	275.2	—	275.2
Total equity	395.1	424.1	1,128.8	(1,277.7)	670.3
Total liabilities and equity	$602.9	$1,211.8	$2,030.7	$(1,883.4)	$1,962.0

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$102.4	$36.6	$—	$139.0
Receivables	0.1	17.4	57.9	—	75.4
Inventories	—	14.8	124.3	—	139.1
Income tax receivable	28.0	—	—	(22.0)	6.0
Deferred income taxes	2.6	17.7	8.7	(2.6)	26.4
Other current assets	—	2.7	0.9	—	3.6
Current assets held for sale	—	19.3	—	—	19.3
Advances to affiliates	—	99.1	—	(99.1)	—
Total current assets	30.7	273.4	228.4	(123.7)	408.8
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	22.3	—	22.3
Properties, plants and equipment, net	—	74.7	1,391.9	—	1,466.6
Goodwill and other intangible assets, net	—	6.9	15.1	—	22.0
Deferred charges and other assets	0.3	13.0	6.1	—	19.4
Investment in subsidiaries	718.2	760.1	—	(1,478.3)	—
Total assets	$749.2	$1,217.1	$2,004.8	$(1,991)	$1,980.1
Liabilities and Equity
Advances from affiliate	$73.4	$—	$25.7	$(99.1)	$—
Accounts payable	—	12.8	98.1	—	110.9
Accrued liabilities	0.1	19.7	21.8	—	41.6
Interest payable	7.6	—	12.3	—	19.9
Income taxes payable	—	18.9	3.1	(22.0)	—
Current liabilities held for sale	—	37.4	—	—	37.4
Total current liabilities	81.1	88.8	161.0	(121.1)	209.8
Long-term debt	234.5	—	399.0	—	633.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	43.9	—	—	43.9
Retirement benefit liabilities	—	33.6	—	—	33.6
Deferred income taxes	—	235.1	89.4	(2.6)	321.9
Asset retirement obligations	—	7.2	7.9	—	15.1
Other deferred credits and liabilities	1.9	13.6	1.4	—	16.9
Total liabilities	317.5	722.2	747.7	(512.7)	1,274.7
Equity					—
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,251,529 shares at December 31, 2014	0.7	—	—	—	0.7
Treasury Stock, 4,977,115 shares at December 31, 2014	(105.0)	—	—	—	(105.0)
Additional paid-in capital	543.6	161.4	767.1	(928.5)	543.6
Accumulated other comprehensive (loss) income	(21.5)	(9.3)	(12.2)	21.5	(21.5)
Retained earnings	13.9	342.8	228.5	(571.3)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	431.7	494.9	983.4	(1,478.3)	431.7
Noncontrolling interests	—	—	273.7	—	273.7
Total equity	431.7	494.9	1,257.1	(1,478.3)	705.4
Total liabilities and equity	$749.2	$1,217.1	$2,004.8	$(1,991.0)	$1,980.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Continuing Operating Activities:
Net (loss) income	$(4.0)	$3.7	$6.8	$(6.1)	$0.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on discontinued operations, net of tax	—	2.0	—	—	2.0
Depreciation and amortization expense	—	5.0	18.8	—	23.8
Deferred income tax expense (benefit)	—	3.4	(0.3)	—	3.1
Payments and gain on curtailment in excess of expense for retirement plans	—	(4.7)	—	—	(4.7)
Share-based compensation expense	1.5	—	—	—	1.5
Loss from equity method investment	—	—	0.7	—	0.7
Loss on extinguishment of debt	—	—	9.4	—	9.4
Equity in earnings of subsidiaries	—	(6.1)	—	6.1	—
Changes in working capital pertaining to operating activities:
Receivables	0.1	5.1	11.2	—	16.4
Inventories	—	0.7	9.9	—	10.6
Accounts payable	—	(5.7)	(5.0)	—	(10.7)
Accrued liabilities	—	(3.5)	(2.8)	—	(6.3)
Interest payable	(6.2)	(1.8)	(3.2)	—	(11.2)
Income taxes	(0.7)	8.9	(11.0)	—	(2.8)
Other	(0.1)	(3.3)	(2.2)	—	(5.6)
Net cash (used in) provided by continuing operating activities	(9.4)	3.7	32.3	—	26.6
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(1.5)	(6.8)	—	(8.3)
Net cash used in continuing investing activities	—	(1.5)	(6.8)	—	(8.3)
Cash Flows from Continuing Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.5)	—	(149.5)
Debt issuance costs	—	—	(4.2)	—	(4.2)
Cash distribution to noncontrolling interests	—	—	(9.1)	—	(9.1)
Shares repurchased	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	—	—	—	(0.5)
Dividends paid	(3.9)	—	—	—	(3.9)
Net increase (decrease) in advances from affiliate	33.8	(19.4)	(14.4)	—	—
Net cash provided by (used in) continuing financing activities	9.4	(19.4)	33.6	—	23.6
Net (decrease) increase in cash and cash equivalents from continuing operations	—	(17.2)	59.1	—	41.9
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(15.5)	—	—	(15.5)
Net decrease in cash and cash equivalents from discontinued operations	—	(15.5)	—	—	(15.5)
Net (decrease) increase in cash and cash equivalents	—	(32.7)	59.1	—	26.4
Cash and cash equivalents at beginning of period	—	102.4	36.6	—	139.0
Cash and cash equivalents at end of period	$—	$69.7	$95.7	$—	$165.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Continuing Operating Activities:
Net income (loss)	$(7.8)	$12.6	$12.4	$(21.0)	$(3.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on discontinued operations, net of tax	—	6.0	—	—	6.0
Depreciation and amortization expense	—	2.8	21.6	—	24.4
Deferred income tax expense	0.2	(1.3)	(0.7)	—	(1.8)
Payments and gain on curtailment in excess of expense for retirement plans	—	(0.9)	—	—	(0.9)
Share-based compensation expense	2.3	—	—	—	2.3
Excess tax benefit from share-based awards	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	0.6	—	0.6
Equity in (earnings) loss of subsidiaries	(6.6)	(14.4)	—	21.0	—
Changes in working capital pertaining to operating activities:
Receivables	(0.1)	23.6	(16.2)	—	7.3
Inventories	—	2.6	8.3	—	10.9
Accounts payable	—	(1.6)	(12.0)	—	(13.6)
Accrued liabilities	—	(6.1)	(13.9)	—	(20.0)
Interest payable	(7.6)	5.5	(8.3)	—	(10.4)
Income taxes payable	4.8	(2.3)	(1.3)	—	1.2
Other	0.5	(5.4)	(1.8)	—	(6.7)
Net cash (used in) provided by continuing operating activities	(14.5)	21.1	(11.3)	—	(4.7)
Cash Flows from Continuing Investing Activities:
Capital expenditures	—	(2.4)	(35.1)	—	(37.5)
Net cash used in continuing investing activities	—	(2.4)	(35.1)	—	(37.5)
Cash Flows from Continuing Financing Activities:
Proceeds from revolving facility	—	—	16.0	—	16.0
Repayment of revolving facility	—	—	(16.0)	—	(16.0)
Cash distributions to noncontrolling interests	—	—	(6.4)	—	(6.4)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Excess tax benefit from share-based awards	0.2	—	—	—	0.2
Net increase (decrease) in advances from affiliate	14.1	(41.3)	27.2	—	—
Net cash provided by (used in) continuing financing activities	14.5	(41.3)	20.8	—	(6.0)
Net decrease in cash and cash equivalents from continuing operations	—	(22.6)	(25.6)	—	(48.2)
Cash Flows from Discontinued Operations:
Cash flows from discontinued operations - operating activities	—	(6.6)	—	—	(6.6)
Cash flows from discontinued operations - investing activities	—	(0.6)	—	—	(0.6)
Net decrease in cash and cash equivalents from discontinued operations	—	(7.2)	—	—	(7.2)
Net decrease in cash and cash equivalents	—	(29.8)	(25.6)	—	(55.4)
Cash and cash equivalents at beginning of period	—	184.6	49.0	—	233.6
Cash and cash equivalents at end of period	$—	$154.8	$23.4	$—	$178.2

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
We have designed, developed and built, and own and operate five cokemaking facilities in the United States (“U.S.”). Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a 49 percent joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has capacity of approximately 1.7 million tons of coke per year. Our cokemaking joint venture in India ("VISA SunCoke") is with VISA Steel Limited ("VISA Steel") and has cokemaking capacity of 440 thousand tons of coke per year.
All of our U.S. coke sales are made pursuant to long-term take-or-pay agreements. These coke sales agreements have an average remaining term of approximately nine years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. In addition, AK Steel is required to pay a significant termination payment to us if it exercises its termination right prior to 2018. No other coke sales contract has an early termination clause.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of March 31, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent interest in the Partnership was held by public unitholders.

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

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

(2)	Cokemaking capacity represents 100 percent of VISA SunCoke.
We own coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal in 2014. We are pursuing the exit of our coal mining business and have presented the results of our coal operations as discontinued operations and held for sale in the consolidated financial statements. See additional discussion in Note 2 to our consolidated financial statements.
We also provide coal handling and blending services with our Coal Logistics business. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal"), provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and blending services to our customers on a fee per ton basis. We provide blending and handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	Cokemaking dropdown to our master limited partnership and related financing transactions.
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, IL cokemaking facility ("Granite City") to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). The remaining 25 percent interest continues to be owned by the Company. Subsequent to the Granite City Dropdown, we continued to own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements. In connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million of our 7.625 percent senior notes, due 2019 ("Notes") and issued an additional $200.0 million of the Partnership's 7.375 percent senior notes, due 2020, (the "Partnership Notes"). See Note 3 and Note 7 to our consolidated financial statements for additional information on the Granite City Dropdown and related debt activities.

•	Idling of U.S. Steel Granite City Works operations.
During the first quarter of 2015, U.S. Steel announced plans to temporarily idle its Granite City Works operations subject to customer demand. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025, and the temporary idling does not impact any obligations that U.S. Steel has under this contract.
First Quarter Key Financial Results

•
Revenues decreased $32.1 million, or 9.1 percent, in the three months ended March 31, 2015, to $320.4 million in the three months ended March 31, 2014, primarily due to the pass-through of lower coal prices.

•
Adjusted EBITDA from continuing operations was $49.1 million in the three months ended March 31, 2015 compared to $39.5 million in the three months ended March 31, 2014. The increase was primarily driven by improved coal-to-coke yields in our Domestic Coke segment, increased volumes in our Brazil segment and lower corporate costs.

•
Income from continuing operations was $2.4 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. Income from continuing operations increased due to the items described above, partially offset by financing costs in the current period associated with the Granite City Dropdown.

•
Net loss attributable to SunCoke Energy, Inc. was $4.0 million and $7.8 million for the three months ended March 31, 2015 and 2014, respectively. The improvement is driven by the items described above as well as a decrease in loss from discontinued operations, net of tax.

•
Cash provided by continuing operating activities was $26.6 million for the three months ended March 31, 2015 as compared to cash used in continuing operating activities of $4.7 million for the three months ended 2014. The improvement is driven by changes in working capital, including the settlement of $13.1 million of accrued sales discounts in the prior year period.

Items Impacting Comparability

•	Interest expense, net. Interest expense, net was $23.3 million and $12.1 million for the three months ended March 31, 2015 and 2014, respectively. Comparability between periods was impacted by:

(Dollars in millions)
Loss on debt extinguishment related to the Granite City Dropdown	$9.4
Higher debt balances	2.3
Other changes in capitalized interest and fees	(0.5)
Total increase in interest expense, net	$11.2
See Note 7 to our combined and consolidated financial statements.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Revenues
Sales and other operating revenue	$320.3	$351.5
Other income	0.1	1.0
Total revenues	320.4	352.5
Costs and operating expenses
Cost of products sold and operating expenses	254.5	293.4
Selling, general and administrative expenses	14.5	21.0
Depreciation and amortization expense	23.8	24.4
Total costs and operating expenses	292.8	338.8
Operating income	27.6	13.7
Interest expense, net	23.3	12.1
Income before income tax expense (benefit) and loss from equity method investment	4.3	1.6
Income tax expense (benefit)	1.2	(1.2)
Loss from equity method investment	0.7	0.6
Income from continuing operations	2.4	2.2
Loss from discontinued operations, net of income tax benefit of $0.1 million and $3.0 million, for the three months ended March 31, 2015 and 2014, respectively	(2.0)	(6.0)
Net income (loss)	0.4	(3.8)
Less: Net income attributable to noncontrolling interests	4.4	4.0
Net loss attributable to SunCoke Energy, Inc.	$(4.0)	$(7.8)
Revenues. Total revenues were $320.4 million and $352.5 million for the three months ended March 31, 2015 and 2014, respectively. This decrease was primarily due to the pass-through of lower coal prices as well as a change in our Indiana Harbor coke sales agreement to a fixed operating and maintenance cost recovery per ton from an annually negotiated budget.
Costs and Operating Expenses. Total operating expenses were $292.8 million and $338.8 million for the three months ended March 31, 2015 and 2014, respectively. These decreases were primarily the result of lower coal prices as well as decreased natural gas usage and lower repairs and maintenance expense in the current year period.
Interest Expense, Net. Interest expense, net was $23.3 million and $12.1 million for the three months ended March 31, 2015 and 2014, respectively. Comparability between periods was impacted by higher debt balances and the Granite City Dropdown financing activities previously discussed. See Note 7 to our consolidated financial statements for further discussion of these financing activities.
Income Taxes. We recorded income tax expense from continuing operations of $1.2 million for the three months ended March 31, 2015 compared to income tax benefit of $1.2 million for the corresponding period of 2014. The increase was due to higher overall earnings for the three months ended March 31, 2015 as compared to the same period in 2014. Additionally, the prior year included $1.9 million of discrete tax benefits, net of valuation allowance. See Note 5 to our consolidated financial statements.
Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag. In the three months ended March 31, 2015 and 2014, we recognized a loss from equity method investment of $0.7 million and $0.6 million, respectively. Performance in both periods was affected by a weak coke pricing environment due primarily to the impact of Chinese coke imports.
Loss from Discontinued Operations, net of tax. Loss from discontinued operations, net of tax was $2.0 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. The improvement was driven by the absence of depreciation expense in the current year period as we ceased depreciation of coal mining assets in third quarter of 2014 in accordance with the presentation of discontinued operations. Depreciation expense of $4.4 million was recorded in first quarter of 2014.

Noncontrolling Interest. Income attributable to noncontrolling interest was $4.4 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively. This increase was the result of the dropdowns to the Partnership of an additional 33 percent ownership interest in our Haverhill and Middletown cokemaking facilities in May 2014 and a 75 percent interest in our Granite City cokemaking facility in January 2015. These increases were largely offset by financing and transaction costs associated with the Granite City Dropdown, which were recorded by the Partnership during the three months ended March 31, 2015. See Note 3 to our consolidated financial statements.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$303.1	$333.5
Brazil Coke	9.9	9.3
Coal Logistics	7.3	8.7
Coal Logistics intersegment sales	4.7	4.2
Corporate and other intersegment sales	2.5	5.0
Elimination of intersegment sales	(7.2)	(9.2)
Total sales and other operating revenue	$320.3	$351.5
Adjusted EBITDA (1):
Adjusted EBITDA from continuing operations:
Domestic Coke	52.7	46.8
Brazil Coke	4.1	1.7
India Coke	(0.7)	0.1
Coal Logistics	2.6	2.1
Corporate and Other	(9.6)	(11.2)
Total Adjusted EBITDA from continuing operations	$49.1	$39.5
Legacy income (costs), net(2)	1.9	(1.5)
Adjusted EBITDA from discontinued operations	(3.1)	(4.4)
Adjusted EBITDA	$47.9	$33.6
Coke Operating Data:
Domestic Coke capacity utilization (%)	95	90
Domestic Coke production volumes (thousands of tons)	998	944
Domestic Coke sales volumes (thousands of tons)	950	948
Domestic Coke Adjusted EBITDA per ton(3)	$55.63	$49.37
Brazilian Coke production—operated facility (thousands of tons)	439	252
Indian Coke sales (thousands of tons)(4)	95	122
Coal Logistics Operating Data:
Tons handled (thousands of tons)	3,794	4,359
Coal Logistics Adjusted EBITDA per ton handled(5)	$0.69	$0.48

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
Legacy income (costs), net, includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by SunCoke Energy, which are not part of the disposal group. See details of these legacy items in the table at the end of this Item.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.

Analysis of Segment Results
Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $30.4 million, or 9.1 percent, to $303.1 million for the three months ended March 31, 2015 compared to $333.5 million for the three months ended March 31, 2014. The decrease was mainly due to the pass-through of lower coal prices, which represented $21.4 million of the decrease. Also, beginning in 2015, the operating and maintenance cost recovery mechanism in our Indiana Harbor coke sales agreement shifted from an annually negotiated budget amount with a cap to a fixed recovery per ton, which drove the remaining decrease of $9.0 million.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $5.9 million, or 12.6 percent, to $52.7 million for the three months ended March 31, 2015 compared to $46.8 million in the same period of 2014. Capital improvements at Indiana Harbor resulted in improved coal-to-coke yields increasing Adjusted EBITDA by $5.7 million over the same prior year period. Higher volumes at Indiana Harbor increased Adjusted EBITDA $2.2 million, which was more than offset by the change in Indiana Harbor's cost recovery mechanism, as discussed above, decreasing Adjusted EBITDA $2.8 million. The remaining increase was primarily related to lower operating costs.
Depreciation and amortization expense, which was not included in segment profitability, decreased $2.8 million to $18.2 million in the three months ended March 31, 2015 compared to $21.0 million in the same period of 2014, primarily due to additional depreciation of $5.6 million, or $0.08 per common share from continuing operations, in the prior year related to the Indiana Harbor refurbishment. This increase was partially offset by depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue increased $0.6 million, or 6.5 percent, to $9.9 million for the three months ended March 31, 2015 compared to $9.3 million for the same period of 2014. Volumes increased 187 thousand tons, or 74.2 percent, as compared to the prior year, which reflected a temporary decrease in production at the request of our customer. Revenues did not increase proportionally with volumes due to the minimum guarantee fee received in the prior year period as required by our contract with our customer.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $2.4 million to $4.1 million for the three months ended March 31, 2015 as compared to $1.7 million for the same period of 2014 driven by the increase in volumes noted above.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag. Our share of Adjusted EBITDA decreased by $0.8 million to a loss of $0.7 million in the three months ended March 31, 2015 from income of $0.1 million during the same period in the prior year. Performance in both periods continued to be affected by a weak coke pricing environment due to increased Chinese coke imports.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue declined slightly to $12.0 million for the three months ended March 31, 2015 compared to $12.9 million for the corresponding period of 2014 reflecting a decrease in coal blending and handling volume of 565 thousand tons.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $2.6 million for the three months ended March 31, 2015 compared to $2.1 million in the corresponding period of 2014, reflecting higher margins caused by a shift in sales mix, partly offset by lower volume.
Depreciation and amortization expense, which was not included in segment profitability, was $1.8 million for both the three months ended March 31, 2015 and 2014, respectively.

Corporate and Other
Corporate expenses decreased $1.6 million to $9.6 million for the three months ended March 31, 2015 compared to $11.2 million in the same period of 2014. The decrease was primarily due to lower employee costs of $3.4 million as first quarter 2014 included higher overall headcount and corporate restructuring costs. Lower employee costs in 2015 were partly offset by higher legal expenses.
Depreciation and amortization expense, which was not included in segment profitability, was $3.6 million and $1.5 million in the three months ended March 31, 2015 and 2014, respectively. As the coal preparation plant will not be sold with the rest of the coal mining business, these assets and related depreciation expense are not included in the disposal group in discontinued operations but instead are included in Corporate and Other. In connection with plans to demolish the coal preparation plant, the Company revised estimated useful lives of certain coal preparation plant assets, which resulted in additional depreciation of $2.0 million, or $0.03 per common share from continuing operations, in the three months ended March 31, 2015. The full year impact of additional depreciation is anticipated to be approximately $3.8 million, or $0.06 per common share from continuing operations.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of March 31, 2015, we had $165.4 million of cash and cash equivalents and $398.5 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our short- and long-term planned operations, including capital expenditures, stock repurchases and dividend payments. Our sources of liquidity as well as future borrowings or equity issuances may be necessary to fund growth opportunities.
On April 20, 2015, our Board of Directors declared a cash dividend of $0.075 per share, which will be paid on June 10, 2015 to shareholders of record at the close of business on May 5, 2015. Our payment of dividends in the future will be determined by the Company's Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock, leaving $55.0 million available under the authorized repurchase program. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share.
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and the Partnership’s ability and the ability of certain of the Company's and the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.75:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership's revolving credit facility (the "Partnership Revolver"), the Partnership is subject to a maximum consolidated leverage ratio of 4.00:1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. At March 31, 2015, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement and the Partnership Revolver. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On April 21, 2015, the Company amended the Credit Agreement to allow for unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75.0 million of total liquidity (cash and revolver capacity). Further, the maximum consolidated leverage ratio was decreased from 3.75:1.00 to 3.25:1.00. The amendment increases the return of capital flexibility as the Company continues to transition to a traditional general partner. Additionally, the Partnership amended the Partnership Revolver to increase the maximum consolidated leverage ratio from 4.00:1.00 to 4.50:1.00. The amendment allows the Partnership additional financial flexibility to fund potential future inorganic growth opportunities.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Net cash provided by (used in) continuing operating activities	$26.6	$(4.7)
Net cash used in continuing investing activities	(8.3)	(37.5)
Net cash provided by (used in) continuing financing activities	23.6	(6.0)
Net decrease in cash and cash equivalents from discontinued operations	(15.5)	(7.2)
Net increase (decrease) in cash and cash equivalents	$26.4	$(55.4)
Cash Flows from Continuing Operating Activities
For the three months ended March 31, 2015, net cash provided by operating activities was $26.6 million compared to net cash used in operating activities of $4.7 million in the corresponding period of 2014. The increase in operating cash flow was primarily due to improved operating performance in the current period and changes in working capital, which included the settlement of $13.1 million of accrued sales discounts in 2014.
Cash Flows from Continuing Investing Activities
Cash used in investing activities of $8.3 million decreased $29.2 million for the three months ended March 31, 2015 as compared to the corresponding period of 2014 primarily due to higher capital expenditures related to the Indiana Harbor refurbishment and environmental remediation project in the prior year period.
Cash Flows from Continuing Financing Activities
For the three months ended March 31, 2015, net cash provided by financing activities was $23.6 million compared to net cash used in financing activities of $6.0 million for the three months ended March 31, 2014. In the first quarter of 2015, the Partnership received gross proceeds of $210.8 million from the issuance of Partnership notes. These cash inflows were partially offset by the repayment of $149.5 million of long-term debt, including a redemption premium of $7.7 million to complete the repayment of certain debt, and debt issuance costs of $4.2 million. During the three months ended March 31, 2015, the Partnership also paid $20.0 million to repurchase shares under the repurchase program, paid a dividend of $3.9 million and paid quarterly cash distributions of $9.1 million to public unitholders of the Partnership.
During the three months ended March 31, 2014, net cash outflows were primarily driven by quarterly cash distributions of $6.4 million to public unitholders of the Partnership.
Cash Flows from Discontinued Operations
During the three months ended March 31, 2015, cash used in our discontinued operations increased to $15.5 million from $7.2 million during the three months ended March 31, 2014 due to changes in working capital accounts, including a decrease in severance accrual of $7.3 million in 2015.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Ongoing capital	$5.5	$12.2
Environmental remediation capital(1)	2.8	10.6
Expansion capital:
Indiana Harbor	—	14.7
Total capital expenditures from continuing operations	8.3	37.5
Ongoing capital expenditures from discontinued operations	—	0.6
Total	$8.3	$38.1

(1)	Includes capitalized interest of $0.8 million and $0.6 million in the three months ended March 31, 2015 and 2014, respectively.
In 2015, we expect our capital expenditures from continuing operations to be approximately $90 million, which is comprised of the following:

•	Ongoing capital expenditures of approximately $45 million, of which $17 million will be spent at the Partnership;

•
Environmental remediation capital expenditures of approximately $30 million, all of which will be spent at the Partnership and was funded with a portion of the proceeds of the Partnership offering and subsequent asset dropdowns; and

•	Expansion capital expenditures of approximately $15 million, of which approximately $6 million will be spent at the Partnership.
In total, we anticipate spending a total of approximately $125 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $78 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2017.
We do not anticipate any capital expenditures related to discontinued operations. The amounts above exclude any capital expenditures related to our potential new facility in Kentucky.
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 9 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2015. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
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
Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, costs related to exiting our coal business, interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$29.8	$24.3
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	18.1	9.3
Adjusted EBITDA	$47.9	$33.6
Subtract:
Adjusted EBITDA from discontinued operations(2)	(3.1)	(4.4)
Legacy income (costs), net(3)	1.9	(1.5)
Adjusted EBITDA from continuing operations	$49.1	$39.5
Subtract:
Adjustment to unconsolidated affiliate earnings(4)	0.3	1.0
Depreciation and amortization expense	23.8	24.4
Interest expense, net	23.3	12.1
Income tax expense (benefit)	1.2	(1.2)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(5)	—	(0.5)
Legacy (income) costs, net(3)	(1.9)	1.5
Income from continuing operations	$2.4	$2.2
Loss from discontinued operations, net of tax	(2.0)	(6.0)
Net income (loss)	$0.4	$(3.8)

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	See reconciliation of Adjusted EBITDA from discontinued operations below.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Adjusted EBITDA from discontinued operations	$(3.1)	$(4.4)
Subtract:
Depreciation and depletion from discontinued operations	—	4.4
Income tax benefit from discontinued operations	(0.1)	(3.0)
Exit costs(1)	(1.0)	0.2
Loss from discontinued operations, net of tax	$(2.0)	$(6.0)

(1)	The three months ended March 31, 2015 includes $2.2 million of income related to an adjustment in the coal severance accrual.

(3)
Legacy (income) costs, net includes royalty revenues and costs related to coal mining assets and liabilities expected to be retained by the Company which are not part of the disposal group, and therefore, are reported in continuing operations in Corporate and Other. See detail of these legacy costs in the table below.

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Black lung charges	$0.9	$0.5
Postretirement benefit plan benefit(1)	(3.9)	(0.2)
Defined benefit plan expense	0.2	—
Workers compensation expense	0.9	1.2
Total legacy (income) costs, net	$(1.9)	$1.5

(1)
Includes a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income related to the termination of coal mining employees during the first quarter of 2015.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's exposure to market risk since December 31, 2014.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 entitled “Commitments and Contingent Liabilities” to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock, leaving $55.0 million available under the authorized repurchase program. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs
January 1 – 31, 2015	—	$—	3,221,760	$75,000,000
February 1 – 28, 2015	—	$—	3,221,760	$75,000,000
March 1 – 31, 2015	1,184,280	$16.89	4,406,040	$55,000,000
For the quarter ended March 31, 2015	1,184,280
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

2.1
Contribution Agreement, dated January 12, 2015, by and among SunCoal & SunCoke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and agreed to for purposes of Section 29 thereof by Gateway Energy & Coke Company, LLC (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 13, 2015, File No. 001-35243)

10.1
Amendment No. 2 to Credit Agreement, dated as of January 13, 2015, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, LLC (incorporated by reference herein to Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, filed on February 24, 2015, File No. 001-35243)

10.2
Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.5.2 to the Company's Annual Report on Form 10-K, filed on February 24, 2015, File No. 001-35243)

10.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K, filed on February 24, 2015, File No. 001-35243)

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

101
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on April 28, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Condensed and Consolidated Statements of Operations; (ii) the Condensed and Consolidated Balance Sheets; (iii) the Condensed and Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	April 28, 2015	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)