Form 10-Q
period 2015-06-30
SunCoke Energy, Inc.
filed 2015-07-28
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 24, 2015, there were 65,269,318 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$347.6	$371.7	$671.5	$729.7
Other income	0.6	0.5	0.7	2.1
Total revenues	348.2	372.2	672.2	731.8
Costs and operating expenses
Cost of products sold and operating expenses	296.0	290.0	558.1	594.0
Selling, general and administrative expenses	19.4	21.9	32.0	43.8
Depreciation, depletion and amortization expense	26.4	28.6	50.2	57.6
Asset impairment	—	103.1	—	103.1
Total costs and operating expenses	341.8	443.6	640.3	798.5
Operating income (loss)	6.4	(71.4)	31.9	(66.7)
Interest expense, net	13.0	27.1	36.3	39.2
Loss before income tax (benefit) expense and loss from equity method investment	(6.6)	(98.5)	(4.4)	(105.9)
Income tax (benefit) expense	(0.8)	(50.8)	0.3	(55.0)
Loss from equity method investment	0.7	0.9	1.4	1.5
Net loss	(6.5)	(48.6)	(6.1)	(52.4)
Less: Net income attributable to noncontrolling interests	7.0	0.6	11.4	4.6
Net loss attributable to SunCoke Energy, Inc.	$(13.5)	$(49.2)	$(17.5)	$(57.0)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.21)	$(0.71)	$(0.27)	$(0.82)
Diluted	$(0.21)	$(0.71)	$(0.27)	$(0.82)
Weighted average number of common shares outstanding:
Basic	65.2	69.5	65.7	69.6
Diluted	65.2	69.5	65.7	69.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net loss	$(6.5)	$(48.6)	$(6.1)	$(52.4)
Other comprehensive income (loss):
Reclassifications of prior service cost, actuarial loss amortization and curtailment gain to earnings (net of related tax benefit of $5.4 million and $3.8 million for the three and six months ended June 30, 2015 and related tax expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively)	8.2	(0.7)	5.8	(1.3)
Currency translation adjustment	(0.5)	2.9	(1.6)	3.7
Comprehensive income (loss)	1.2	(46.4)	(1.9)	(50.0)
Less: Comprehensive income attributable to noncontrolling interests	7.0	0.6	11.4	4.6
Comprehensive loss attributable to SunCoke Energy, Inc.	$(5.8)	$(47.0)	$(13.3)	$(54.6)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$201.7	$139.0
Receivables	56.7	78.2
Inventories	107.6	142.2
Income tax receivable	6.9	6.0
Deferred income taxes	18.5	26.4
Other current assets	6.9	3.6
Total current assets	398.3	395.4
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	20.3	22.3
Properties, plants and equipment, net	1,453.0	1,480.0
Goodwill and other intangible assets, net	21.2	22.0
Deferred charges and other assets	16.4	25.4
Total assets	$1,950.2	$1,986.1
Liabilities and Equity
Accounts payable	$95.9	$121.3
Accrued liabilities	43.3	67.5
Interest payable	21.8	19.9
Total current liabilities	161.0	208.7
Long-term debt	699.1	633.5
Accrual for black lung benefits	44.6	43.9
Retirement benefit liabilities	32.1	33.6
Deferred income taxes	316.9	321.9
Asset retirement obligations	22.1	22.2
Other deferred credits and liabilities	14.6	16.9
Total liabilities	1,290.4	1,280.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,398,975 and 71,251,529 shares at June 30, 2015 and December 31, 2014, respectively	0.7	0.7
Treasury stock, 6,161,395 and 4,977,115 shares at June 30, 2015 and December 31, 2014, respectively	(125.0)	(105.0)
Additional paid-in capital	541.2	543.6
Accumulated other comprehensive loss	(17.3)	(21.5)
Retained (deficit) earnings	(12.4)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	387.2	431.7
Noncontrolling interests	272.6	273.7
Total equity	659.8	705.4
Total liabilities and equity	$1,950.2	$1,986.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Cash Flows from Operating Activities:
Net loss	$(6.1)	$(52.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment and goodwill	—	103.1
Depreciation, depletion and amortization expense	50.2	57.6
Deferred income tax benefit	(1.1)	(69.9)
Settlement loss and expense for pension plan	13.1	0.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(5.5)	(2.6)
Share-based compensation expense	4.2	5.3
Excess tax benefit from share-based awards	—	(0.2)
Loss from equity method investment	1.4	1.5
Loss on extinguishment of debt	9.4	15.4
Changes in working capital pertaining to operating activities:
Receivables	21.5	21.2
Inventories	36.0	(5.1)
Accounts payable	(25.4)	(32.5)
Accrued liabilities	(18.9)	(17.2)
Interest payable	1.9	(3.3)
Income taxes	(0.9)	10.1
Other	(3.2)	(5.8)
Net cash provided by operating activities	76.6	25.3
Cash Flows from Investing Activities:
Capital expenditures	(22.5)	(77.8)
Net cash used in investing activities	(22.5)	(77.8)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	88.7
Proceeds from issuance of long-term debt	210.8	268.1
Repayment of long-term debt	(149.5)	(271.5)
Debt issuance costs	(4.8)	(5.8)
Proceeds from revolving facility	—	40.0
Repayment of revolving facility	—	(72.0)
Cash distribution to noncontrolling interests	(18.7)	(14.8)
Shares repurchased	(20.0)	(10.1)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.4)	0.5
Excess tax benefit from share-based awards	—	0.2
Dividends paid	(8.8)	—
Net cash provided by financing activities	8.6	23.3
Net increase (decrease) in cash and cash equivalents	62.7	(29.2)
Cash and cash equivalents at beginning of period	139.0	233.6
Cash and cash equivalents at end of period	$201.7	$204.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4
Net loss	—	—	—	—	—	—	(17.5)	(17.5)	11.4	(6.1)
Retirement benefit plans adjustment (net of related tax benefit of $3.8 million)	—	—	—	—	—	5.8	—	5.8	—	5.8
Currency translation adjustment	—	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	(6.2)	—	—	(6.2)	6.2	—
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(18.7)	(18.7)
Dividends paid	—	—	—	—	—	—	(8.8)	(8.8)	—	(8.8)
Share-based compensation expense	—	—	—	—	4.2	—	—	4.2	—	4.2
Share issuances, net of shares withheld for taxes	147,446	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Shares repurchased		—	1,184,280	(20.0)	—	—	—	(20.0)	—	(20.0)
At June 30, 2015	71,398,975	$0.7	6,161,395	$(125.0)	$541.2	$(17.3)	$(12.4)	$387.2	$272.6	$659.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and an operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. We also have a 49 percent ownership interest in a cokemaking joint venture in India called Visa SunCoke Limited (“VISA SunCoke”). Our Coal Logistics business provides coal handling and blending services to third party customers as well as to our own cokemaking facilities. Additionally, we own coal reserves in Virginia and West Virginia, which are mined by contractors.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At June 30, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
2. Dropdown Transactions
Granite City Dropdown
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, Illinois cokemaking facility ("Granite City") to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). Subsequent to the Granite City Dropdown, we will continue to own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.

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
We accounted for the Granite City Dropdown as an equity transaction, which resulted in an increase in noncontrolling interest and a decrease in SunCoke Energy's equity of $6.2 million, representing the Partnership's common public unitholders' share of the book value of ownership interest received, net of their share of the consideration paid for the acquisition.
Haverhill and Middletown Dropdown
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest in each of the Haverhill, Ohio ("Haverhill") and Middletown, Ohio ("Middletown") cokemaking facilities to the Partnership for total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and decreased its limited partner interest in the Partnership from 55.9 percent to 54.1 percent. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
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
We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke Energy's equity of $83.7 million, during the second quarter of 2014, representing the Partnership's common public unitholders' share of consideration paid for the acquisition, net of their share of the book value of ownership interest received.
The table below summarizes the effects of the changes in the Company’s ownership interest in Haverhill and Middletown and Granite City on SunCoke’s equity.

.	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

	(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(13.5)	$(49.2)	$(17.5)	$(57.0)
Decrease in SunCoke Energy, Inc. equity for the contribution of 75 percent interest in Granite City	—	—	(6.2)	—
Increase in SunCoke Energy, Inc. equity for the contribution of 33 percent interest in Haverhill and Middletown	—	83.7	—	83.7
Change from net income attributable to SunCoke Energy, Inc. and dropdown transactions	$(13.5)	$34.5	$(23.7)	$26.7
3. Coal Mining Business Update
In July 2014, the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s Coal Mining business. Concurrent with this authorization, the coal mining operations were reflected as discontinued operations with the related assets and liabilities presented as held for sale in the Company’s consolidated financial statements. In connection with the potential sale, the Company reduced the carrying value of these assets and liabilities to fair value less estimated costs to sell and suspended depreciation of fixed assets and depletion of mineral rights in July of 2014. The

Company continued to assess fair value less costs to sell throughout 2014 and had recorded a valuation allowance of $45.5 million against the assets and liabilities of the Coal Mining business at December 31, 2014.
While we continue to pursue a strategic exit from our Coal Mining business, we no longer believe a sale is probable due to the prolonged market challenges and sharply lower prices impacting the metallurgical coal industry. Instead, the Company continues to significantly rationalize its mining operations to reduce ongoing costs. Therefore, these operations are no longer reported as discontinued and the related assets and liabilities are reported as held and used in our Coal Mining segment for all periods presented. At June 30, 2015, the net assets have been recorded at fair value, with no net impact on the Consolidated Statements of Operations during the second quarter of 2015. Additionally, the Consolidated Balance Sheet at December 31, 2014 has been reclassified to reflect the coal mining assets and liabilities as held and used.
4. Inventories
The components of inventories were as follows:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
Coal	$69.4	$100.9
Coke	4.2	6.9
Materials, supplies and other	34.0	34.4
Total inventories	$107.6	$142.2
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate for the three and six months ended June 30, 2015 was 12.1 percent and 6.8 percent, respectively, primarily due to an income tax benefit of $1.4 million related to the Granite City Dropdown transaction and the impact of earnings attributable to noncontrolling ownership interests in partnerships, offset by additional valuation allowances associated with state and local taxes of $0.1 million for the three months ended June 30, 2015 and $2.3 million for the six months ended June 30, 2015.
The Company’s effective tax rate for three and six months ended June 30, 2014 was 51.6 percent and 51.9 percent, respectively, primarily due to the asset and goodwill impairment in the Coal Mining Segment. In addition, we recorded income tax benefits of $2.0 million related to enacted reduction in Indiana statutory tax rate, $1.0 million related to tax credits and the impact of earnings that are attributable to noncontrolling ownership interests in partnerships. The income tax benefits were offset by $1.1 million of additional valuation allowances associated with state and local taxes.
The Company has not recorded income taxes on the undistributed earnings of our India joint venture because such earnings are intended to be reinvested indefinitely to finance foreign activities. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. At June 30, 2015, our VISA SunCoke joint venture had a cumulative loss on unconsolidated earnings.
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

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
Accrued benefits	$21.3	$27.4
Other taxes payable	12.4	11.7
Accrued severance	2.8	13.0
Other	6.8	15.4
Total accrued liabilities	$43.3	$67.5
7. Debt
Total long-term debt, consisted of the following:

	June 30, 2015	December 31, 2014

	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$105.0	$240.0
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $14.2 million and $11.5 million at June 30, 2015 and December 31, 2014, respectively.	614.2	411.5
Debt issuance costs	(20.1)	(18.0)
Total long-term debt	$699.1	$633.5
On January 13, 2015 in connection with the Granite City Dropdown, the Partnership issued an additional $200.0 million of Partnership Notes.  Proceeds of $204.0 million included an original issue premium of $4.0 million.  In addition, interest is payable semi-annually in cash in arrears on February 1 and August 1 of each year and the Partnership received $6.8 million to fund interest from August 1, 2014 to January 13, 2014, the interest period prior to issuance. This interest was repaid to noteholders on February 1, 2015. The Partnership incurred debt issuance costs of $5.2 million, of which $1.0 million was considered a modification of debt and was recorded in interest expense, net on the Consolidated Statements of Operations and was included in other operating cash flows on the Consolidated Statements of Cash Flows.
Also, in connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million principal amount of SunCoke Energy's outstanding Notes and paid interest of $5.6 million, $1.0 million of which was included in interest expense, net on the Consolidated Statements of Operations. The Partnership also paid a redemption premium of $7.7 million, which was included in interest expense, net on the Consolidated Statements of Operations. The Partnership assumed $2.2 million in debt issuance costs in connection with the assumption of this debt from SunCoke Energy, $0.7 million of which related to the portion of the debt extinguished and was recorded in interest expense, net on the Consolidated Statements of Operations.
On May 9, 2014, in connection with the Haverhill and Middletown Dropdown, the Partnership issued an additional $250.0 million of Partnership Notes. Proceeds of $263.1 million included an original issue premium of $13.1 million. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the interest period prior to the issuance. This interest was paid to noteholders on August 1, 2014. The Partnership incurred debt issuance costs of $4.9 million, of which $0.9 million was considered a modification of debt and was recorded in interest expense, net in the Consolidated Statements of Operations and was included in other operating cash flows on the Consolidated Statements of Cash Flows.
Additionally, in connection with the Haverhill and Middletown Dropdown, the Partnership assumed from SunCoke and repaid $99.9 million of Term Loan and $160.0 million of Notes. The Partnership also paid a market premium of $11.4 million to complete the tender of the Notes, which was included in interest expense, net on the Consolidated Statements of Operations. Debt extinguishment costs, including unamortized debt issuance costs and original issue discount, of $3.1 million were immediately expensed and recorded in interest expense, net on the Consolidated Statements of Operations.
Under the Company's credit agreement dated July 26, 2011, as amended ("Credit Agreement"), the Company has a $150.0 million revolving credit facility ("Revolving Facility"). At June 30, 2015, the Revolving Facility had letters of credit outstanding of $1.5 million, leaving $148.5 million available. As of June 30, 2015, the Partnership had no letters of credit outstanding, leaving $250.0 million available on the Partnership's revolving credit facility ("Partnership Revolver"). During the second quarter of 2015, we incurred $0.6 million in connection with amendments of our Revolving Facility and the Partnership Revolver.
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
Under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and is allowed unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75 million of total liquidity (cash on hand and revolver capacity). The Company is also subject to a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership's revolving credit facility (the "Partnership Revolver"), the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable. 5.00 to 1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of June 30, 2015, the Company and the Partnership was in compliance with all applicable debt covenants contained in the Credit Agreement and Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

8. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. Prior to the termination discussed below, the Company also had a noncontributory defined benefit pension plan (“defined benefit plan”), which provided retirement benefits for certain of its employees.
Effective January 1, 2011, pension benefits under the Company’s defined benefit plan were frozen for all participants in this plan. Postretirement medical benefits for future retirees were phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits were capped.
Effective May 30, 2014, Dominion Coal Corporation ("Dominion Coal"), a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously generally offered to all full-time employees of Dominion Coal. Since that time, the Company obtained IRS approval of the plan termination and reached an agreement with a high quality insurance company to annuitize the pension plan using plan assets. As a result of the termination of the Dominion Coal defined benefit plan, each participant became fully vested in his or her benefits thereunder without regard to age and years of service.
During June 2015, the plan purchased annuities using plan assets to satisfy the pension obligation. After funding the obligation, remaining pension assets totaled $0.7 million with no remaining pension obligation. As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet, were recognized as expense. The net settlement loss of $12.6 million was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2015.

Defined benefit plan expense consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.4	$0.7	$0.8
Expected return on plan assets	(0.2)	(0.5)	(0.6)	(0.9)
Amortization of actuarial losses	0.2	0.1	0.4	0.2
Net settlement loss(1)	12.6	—	12.6	—
Total expense	$12.9	$—	$13.1	$0.1

(1)
Reflects expense of $13.5 million related to unrecognized losses in accumulated other comprehensive loss, net of income recorded of $0.9 million due to a favorable settlement of the defined benefit obligation.

The termination of coal mining employees during the first quarter of 2015 triggered a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income.
Postretirement benefit plans expense (benefit) consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.4	$0.6	$0.8
Amortization of:
Actuarial losses	0.2	0.2	0.4	0.5
Prior service benefit	(0.3)	(1.4)	(0.7)	(2.8)
Curtailment gain	—	—	(4.0)	—
Total expense (benefit)	$0.2	$(0.8)	$(3.7)	$(1.5)
9. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $125 million related to these projects, of which we have spent approximately $82 million to date. The remaining capital is expected to be spent through the first quarter of 2017. A portion of the proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are being used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs, a Finding of Violation ("FOV"), and information requests from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. At this time, SunCoke Energy cannot yet assess any future injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to estimate a range of probable or reasonably possible loss.
In the fourth quarter of 2013, the Company recorded an estimated liability of $2.5 million for the possible reimbursement of certain freight and handling costs incurred by ArcelorMittal related to shipments of coke that did not meet coke quality standards. During the second quarter of 2015, the Company resolved this matter with ArcelorMittal and expects to remit $2.0 million.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at June 30, 2015.
10. Restructuring
Coal Mining
In connection with the restructuring of our Coal Mining business, the Company recorded $12.5 million of employee-related restructuring costs in 2014 within our Coal Mining segment and does not expect to incur any additional charges. During 2015, we reduced our severance accrual by $2.4 million as a result of changes in estimates, including the relocation of certain coal employees to other areas of our business, the savings of which are included in selling, general and administrative expenses on the Consolidated Statements of Operations. The following table presents accrued restructuring and related activity for Coal Mining operations as of and for the six months ended June 30, 2015, which is included in accrued liabilities on the Consolidated Balance Sheet:

Balance at December 31, 2014	$12.5
Changes in severance estimates	(2.4)
Cash payments	(7.4)
Balance at June 30, 2015	$2.7
Corporate
In the first quarter of 2014, we initiated a plan to reduce the workforce in our corporate office. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges. The liability related to this restructuring was $0.5 million at December 31, 2014 and payments of $0.4 million were made during the six months ended June 30, 2015.
11. Share-Based Compensation
During the six months ended June 30, 2015, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 554,294 shares of common stock during the six months ended June 30, 2015 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2015 was $5.08 using the following weighted-average assumptions:

Six Months Ended June 30, 2015
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
The Company recognized compensation expense of $0.8 million and $1.4 million for stock options during the three and six months ended June 30, 2015, respectively, and compensation expense of $1.5 million and $2.8 million during the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $4.2 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.9 years.
Restricted Stock Units
The Company issued 213,171 restricted stock units (“RSUs”) for shares of the Company’s common stock during the six months ended June 30, 2015 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the six months ended June 30, 2015 of $16.90 was based on the closing price of our common stock on the date of grant. The Company estimated a ten percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $1.4 million and $2.1 million for RSUs during the three and six months ended June 30, 2015, respectively, and compensation expense of $1.1 million and $1.9 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $6.2 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 1.8 years.
Performance Share Units
The Company issued 146,154 performance share units ("PSUs") for shares of the Company's common stock during the six months ended June 30, 2015 that vest on December 31, 2017. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the six months ended June 30, 2015 is $17.58 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a zero percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized compensation expense of $0.5 million and $0.7 million for PSUs during the three and six months ended June 30, 2015, respectively, and compensation expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $3.8 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.2 years.

12. Earnings per Share
Basic earnings per share has been computed by dividing net income (loss) available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	65.2	69.5	65.7	69.6
Add: Effect of dilutive share-based compensation awards	—	—	—	—
Weighted-average number of shares-diluted	65.2	69.5	65.7	69.6
The potential dilutive effect of 3.1 million stock options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended June 30, 2015, and 2.7 million stock options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the six months ended June 30, 2015, as the shares would have been anti-dilutive. The potential dilutive effect of 2.9 million options, 0.6 million restricted stock units, and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended June 30, 2014 and 1.6 million stock options, 0.3 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the six months ended June 30, 2014, as the shares would have been anti-dilutive.
Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock, leaving $55.0 million available under the authorized repurchase program. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share. No repurchases were made during the three months ended June 30, 2015.
13. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined and Postretirement Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2014	$(9.4)	$(12.1)	$(21.5)
Other comprehensive loss before reclassifications	—	(1.6)	(1.6)
Amounts reclassified from accumulated other comprehensive loss	5.8	—	5.8
Net current period other comprehensive income (loss)	5.8	(1.6)	4.2
At June 30, 2015	$(3.6)	$(13.7)	$(17.3)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Prior service benefit(2)	$(0.3)	$(1.4)	$(0.7)	$(2.8)
Settlement loss(2)	13.5	—	13.5	—
Actuarial loss(2)	0.4	0.3	0.8	0.7
Curtailment gain(2)	—	—	(4.0)	—
Total expense (income) before taxes	13.6	(1.1)	9.6	(2.1)
Less tax (benefit) expense	(5.4)	0.4	(3.8)	0.8
Total expense (income), net of tax	$8.2	$(0.7)	$5.8	$(1.3)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and defined benefit plan expense. See Note 8.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $66.0 million and $88.2 million at June 30, 2015 and December 31, 2014, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
As discussed in Note 3, our Coal Mining assets, which were previously presented as held for sale, are now reported as held and used, in our Coal Mining segment. At June 30, 2015, the net assets have been recorded at fair value utilizing a market approach, which was considered Level 2 in the fair value hierarchy. There was no net impact on the Consolidated Statements of Operations during the second quarter of 2015.

Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2015, the fair value of the Company’s long-term debt was estimated to be $730.0 million, compared to a carrying amount of $719.2 million, which includes the original issue premium. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
15. Business Segment Information
The Company reports its business through five segments: Domestic Coke, Brazil Coke, India Coke, Coal Logistics and Coal Mining. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is sold to third party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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
The Coal Mining segment conducts coal mining operations near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia, which are currently mined by contractors. A substantial portion of the coal production is sold to the Jewell cokemaking facility for conversion into coke. Some coal is also sold to other cokemaking facilities within the Domestic Coke segment. Intersegment coal revenues for sales to the Domestic Coke segment are reflective of the contract price that the facilities within the Domestic Coke segment charge their customers, which approximate the market prices for this quality of metallurgical coal.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining expense (i.e. black lung, workers compensation, net pension and other postretirement employee benefit obligations). These legacy costs are included in Corporate and Other Adjusted EBITDA. Interest expense, net, which consists principally of interest income and interest expense, net of capitalized interest, is also excluded from segment results. Segment assets, net of tax are those assets that are utilized within a specific segment and exclude deferred taxes and current tax receivables.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$326.5	$344.5	$629.6	$678.0
Brazil Coke	8.5	9.0	18.4	18.3
Coal Logistics	8.6	10.7	15.9	19.4
Coal Logistics intersegment sales	4.9	4.5	9.6	8.7
Coal Mining	4.0	7.5	7.6	14.0
Coal Mining intersegment sales	24.8	35.4	49.0	69.3
Elimination of intersegment sales	(29.7)	(39.9)	(58.6)	(78.0)
Total sales and other operating revenue	$347.6	$371.7	$671.5	$729.7

Adjusted EBITDA:
Domestic Coke	$56.2	$64.3	$108.9	$111.1
Brazil Coke	2.6	2.5	6.7	4.2
India Coke	(0.4)	(0.5)	(1.1)	(0.4)
Coal Logistics	5.0	5.0	7.6	7.1
Coal Mining	(5.4)	0.4	(8.5)	(6.1)
Corporate and Other, including legacy costs, net(1)	(24.6)	(10.9)	(32.3)	(21.3)
Total Adjusted EBITDA	$33.4	$60.8	$81.3	$94.6

Depreciation, depletion and amortization expense:
Domestic Coke(2)	$20.0	$20.6	$38.2	$41.6
Brazil Coke	0.1	0.1	0.3	0.2
Coal Logistics	1.9	1.8	3.7	3.6
Coal Mining(3)	3.7	5.4	6.5	10.7
Corporate and Other	0.7	0.7	1.5	1.5
Total depreciation, depletion and amortization expense	$26.4	$28.6	$50.2	$57.6

Capital expenditures:
Domestic Coke	$13.9	$35.8	$21.9	$72.1
Brazil Coke	—	0.4	—	0.4
Coal Logistics	0.3	0.5	0.5	0.8
Coal Mining	—	1.5	—	2.4
Corporate and Other	—	1.5	0.1	2.1
Total capital expenditures	$14.2	$39.7	$22.5	$77.8

(1)
Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our current contractor mining business net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Royalty income	$0.1	$0.2	$0.1	$0.3
Black lung charges	(1.0)	(0.5)	(1.9)	(1.0)
Postretirement benefit plan (expense) benefit	(0.1)	0.3	3.8	0.6
Defined benefit plan expense	(12.9)	(0.1)	(13.1)	(0.1)
Workers compensation expense	(0.5)	(1.1)	(1.4)	(2.3)
Total legacy costs, net	$(14.4)	$(1.2)	$(12.5)	$(2.5)

(2) In prior years the Company revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $0.3 million, or $0.01 per common share, and $4.4 million, or $0.06 per common share, for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million, or $0.01 per common share, and $10.0 million, or $0.14 per common share, for the six months ended June 30, 2015 and 2014, respectively.
(3) Based on the Company plans to demolish the preparation plant, in 2015 we revised the estimated useful lives of certain coal preparation plant assets located at our Jewell facility, which resulted in additional depreciation of $2.7 million, or $0.04 per common share, and $4.7 million, or $0.07 per common share, during the three and six months ended June 30, 2015.
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$311.4	$328.9	$597.8	$644.7
Steam and electricity sales	15.1	15.6	31.7	33.4
Operating and licensing fees	8.5	9.0	18.4	18.3
Metallurgical coal sales	3.9	5.9	6.6	11.5
Coal logistics	8.1	10.1	15.2	18.1
Other	0.6	2.2	1.8	3.7
Sales and other operating revenue	$347.6	$371.7	$671.5	$729.7
The following table sets forth the Company's segment assets:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Segment assets
Domestic Coke	$1,587.7	$1,577.9
Brazil Coke	51.8	61.6
India Coke	20.5	22.5
Coal Logistics	114.6	114.4
Coal Mining	25.9	45.9
Corporate and Other	124.3	131.4
Segment assets, excluding tax assets	1,924.8	1,953.7
Tax assets	25.4	32.4
Total assets	$1,950.2	$1,986.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, coal rationalization costs, sales discounts, and interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance and liquidity of the Company's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered a substitute for net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.

Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect items such as depreciation and amortization;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities cash flow, which is its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$15.3	$46.3	$45.1	$70.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	18.1	14.5	36.2	23.8
Adjusted EBITDA	$33.4	$60.8	$81.3	$94.6
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$0.7	$1.1	$1.0	$2.1
Nonrecurring coal rationalization costs(3)	0.6	0.3	(0.4)	0.5
Depreciation, depletion and amortization expense	26.4	28.6	50.2	57.6
Interest expense, net	13.0	27.1	36.3	39.2
Income tax expense (benefit)	(0.8)	(50.8)	0.3	(55.0)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(4)	—	—	—	(0.5)
Asset and goodwill impairment	—	103.1	—	103.1
Net loss	$(6.5)	$(48.6)	$(6.1)	$(52.4)
Add:
Asset and goodwill impairment	$—	$103.1	$—	$103.1
Depreciation, depletion and amortization	26.4	28.6	50.2	57.6
Deferred income tax benefit	(4.2)	(66.8)	(1.1)	(69.9)
Loss on extinguishment of debt	—	15.4	9.4	15.4
Changes in working capital and other	49.8	4.9	24.2	(28.5)
Net cash provided by operating activities	$65.5	$36.6	$76.6	$25.3

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)	Nonrecurring coal rationalization costs include employee severance, contract termination costs and other one-time costs to idle mines incurred during the execution of our coal rationalization plan.

(4)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statements of Operations.

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$61.9	$285.7	$—	$347.6
Equity in (loss) earnings of subsidiaries	(8.4)	12.9	—	(4.5)	—
Other income (loss)	—	0.7	(0.1)	—	0.6
Total revenues	(8.4)	75.5	285.6	(4.5)	348.2
Costs and operating expenses
Cost of products sold and operating expenses	—	67.9	228.1	—	296.0
Selling, general and administrative expenses	3.5	6.7	9.2	—	19.4
Depreciation, depletion and amortization expense	—	5.8	20.6	—	26.4
Total costs and operating expenses	3.5	80.4	257.9	—	341.8
Operating (loss) income	(11.9)	(4.9)	27.7	(4.5)	6.4
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	2.2	(0.1)	10.9	—	13.0
Total financing expense (income), net	2.2	(1.9)	12.7	—	13.0
(Loss) Income before income tax (benefit) expense and loss from equity method investment	(14.1)	(3.0)	15.0	(4.5)	(6.6)
Income tax (benefit) expense	(0.6)	0.3	(0.5)	—	(0.8)
Loss from equity method investment	—	—	0.7	—	0.7
Net (loss) income	(13.5)	(3.3)	14.8	(4.5)	(6.5)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(13.5)	$(3.3)	$7.8	$(4.5)	$(13.5)
Comprehensive (income) loss	$(5.8)	$4.9	$14.3	$(12.2)	$1.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive income attributable to SunCoke Energy, Inc.	$(5.8)	$4.9	$7.3	$(12.2)	$(5.8)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$58.6	$313.1	$—	$371.7
Equity in (loss) earnings of subsidiaries	(67.9)	0.4	—	67.5	—
Other income	—	0.5	—	—	0.5
Total revenues	(67.9)	59.5	313.1	67.5	372.2
Costs and operating expenses
Cost of products sold and operating expenses	—	42.8	247.2	—	290.0
Selling, general and administrative expenses	3.7	8.8	9.4	—	21.9
Depreciation, depletion and amortization expense	—	7.4	21.2	—	28.6
Asset and goodwill impairment	—	103.1	—	—	103.1
Total costs and operating expenses	3.7	162.1	277.8	—	443.6
Operating (loss) income	(71.6)	(102.6)	35.3	67.5	(71.4)
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	6.7	(0.5)	20.9	—	27.1
Total financing expense (income), net	6.7	(2.3)	22.7	—	27.1
(Loss) income before income tax (benefit) expense and loss from equity method investment	(78.3)	(100.3)	12.6	67.5	(98.5)
Income tax (benefit) expense	(29.2)	(32.1)	10.5	—	(50.8)
Loss from equity method investment	—	—	0.9	—	0.9
Net (loss) income	(49.1)	(68.2)	1.2	67.5	(48.6)
Less: Net income attributable to noncontrolling interests	—	—	0.6	—	0.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(49.1)	$(68.2)	$0.6	$67.5	$(49.2)
Comprehensive (loss) income	$(47.0)	$(68.8)	$4.2	$65.2	$(46.4)
Less: Comprehensive income attributable to noncontrolling interests	—	—	0.6	—	0.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(47.0)	$(68.8)	$3.6	$65.2	$(47.0)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$106.6	$564.9	$—	$671.5
Equity in (loss) earnings of subsidiaries	(8.3)	18.9	—	(10.6)	—
Other (loss) income	—	0.8	(0.1)	—	0.7
Total revenues	(8.3)	126.3	564.8	(10.6)	672.2
Costs and operating expenses
Cost of products sold and operating expenses	—	107.7	450.4	—	558.1
Selling, general and administrative expenses	5.5	8.5	18.0	—	32.0
Depreciation, depletion and amortization expense	—	10.8	39.4	—	50.2
Total costs and operating expenses	5.5	127.0	507.8	—	640.3
Operating (loss) income	(13.8)	(0.7)	57.0	(10.6)	31.9
Interest (income) expense, net - affiliate	—	(3.6)	3.6	—	—
Interest expense (income), net	5.1	(0.4)	31.6	—	36.3
Total financing expense (income), net	5.1	(4.0)	35.2	—	36.3
(Loss) income before income tax (benefit) expense and loss from equity method investment	(18.9)	3.3	21.8	(10.6)	(4.4)
Income tax (benefit) expense	(1.4)	2.9	(1.2)	—	0.3
Loss from equity method investment	—	—	1.4	—	1.4
Net (loss) income	(17.5)	0.4	21.6	(10.6)	(6.1)
Less: Net income attributable to noncontrolling interests	—	—	11.4	—	11.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(17.5)	$0.4	$10.2	$(10.6)	$(17.5)
Comprehensive (loss) income	$(13.3)	$6.2	$20.0	$(14.8)	$(1.9)
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.4	—	11.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(13.3)	$6.2	$8.6	$(14.8)	$(13.3)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$117.8	$611.9	$—	$729.7
Equity in (loss) earnings of subsidiaries	(61.3)	14.8	—	46.5	—
Other income	—	2.0	0.1	—	2.1
Total revenues	(61.3)	134.6	612.0	46.5	731.8
Costs and operating expenses
Cost of products sold and operating expenses	—	93.9	500.1	—	594.0
Selling, general and administrative expenses	6.9	19.6	17.3	—	43.8
Depreciation, depletion and amortization expense	—	14.8	42.8	—	57.6
Asset and goodwill impairment	—	103.1	—	—	103.1
Total costs and operating expenses	6.9	231.4	560.2	—	798.5
Operating (loss) income	(68.2)	(96.8)	51.8	46.5	(66.7)
Interest (income) expense, net - affiliate	—	(3.6)	3.6	—	—
Interest expense (income), net	16.0	(0.8)	24.0	—	39.2
Total financing expense (income), net	16.0	(4.4)	27.6	—	39.2
(Loss) income before income tax (benefit) expense and loss from equity method investment	(84.2)	(92.4)	24.2	46.5	(105.9)
Income tax (benefit) expense	(27.3)	(36.8)	9.1	—	(55.0)
Loss from equity method investment	—	—	1.5	—	1.5
Net (loss) income	(56.9)	(55.6)	13.6	46.5	(52.4)
Less: Net income attributable to noncontrolling interests	—	—	4.6	—	4.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(56.9)	$(55.6)	$9.0	$46.5	$(57.0)
Comprehensive (loss) income	$(54.6)	$(56.9)	$17.4	$44.1	$(50.0)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.6	—	4.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(54.6)	$(56.9)	$12.8	$44.1	$(54.6)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$95.7	$106.0	$—	$201.7
Receivables	—	10.3	46.4	—	56.7
Inventories	—	10.2	97.4	—	107.6
Income taxes receivable	29.1	—	9.0	(31.2)	6.9
Deferred income taxes	2.9	17.7	0.8	(2.9)	18.5
Other current assets	—	4.0	2.9	—	6.9
Advances to affiliate		184.8	—	(184.8)	—
Total current assets	32.0	322.7	262.5	(218.9)	398.3
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	20.3	—	20.3
Properties, plants and equipment, net	—	81.4	1,371.6	—	1,453.0
Goodwill and other intangible assets, net	—	6.5	14.7	—	21.2
Deferred charges and other assets	0.3	14.2	1.9	—	16.4
Investment in subsidiaries	570.6	692.5	—	(1,263.1)	—
Total assets	$602.9	$1,206.3	$2,012.0	$(1,871.0)	$1,950.2
Liabilities and Equity
Advances from affiliate	$108.6	$—	$76.2	$(184.8)	$—
Accounts payable	—	17.4	78.5	—	95.9
Accrued liabilities	0.1	22.6	20.6	—	43.3
Interest payable	3.4	—	18.4	—	21.8
Income taxes payable	—	31.2	—	(31.2)	—
Total current liabilities	112.1	71.2	193.7	(216.0)	161.0
Long-term debt	101.9	—	597.2	—	699.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	44.6	—	—	44.6
Retirement benefit liabilities	—	32.1	—	—	32.1
Deferred income taxes	—	316.7	3.1	(2.9)	316.9
Asset retirement obligations	—	14.0	8.1	—	22.1
Other deferred credits and liabilities	1.7	11.6	1.3	—	14.6
Total liabilities	215.7	790.2	892.4	(607.9)	1,290.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,389,447 shares at June 30, 2015	0.7	—	—	—	0.7
Treasury stock, 6,161,395 shares at June 30, 2015	(125.0)	—	—	—	(125.0)
Additional paid-in capital	541.2	76.4	622.1	(698.5)	541.2
Accumulated other comprehensive (loss) income	(17.3)	(3.5)	(13.8)	17.3	(17.3)
Retained earnings	(12.4)	343.2	238.7	(581.9)	(12.4)
Total SunCoke Energy, Inc. stockholders’ equity	387.2	416.1	847.0	(1,263.1)	387.2
Noncontrolling interests	—	—	272.6	—	272.6
Total equity	387.2	416.1	1,119.6	(1,263.1)	659.8
Total liabilities and equity	$602.9	$1,206.3	$2,012.0	$(1,871.0)	$1,950.2

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$102.4	$36.6	$—	$139.0
Receivables	0.1	20.3	57.8	—	78.2
Inventories	—	17.8	124.4	—	142.2
Income tax receivable	28.0	—	—	(22.0)	6.0
Deferred income taxes	2.6	17.7	8.7	(2.6)	26.4
Other current assets	—	2.7	0.9	—	3.6
Advances to affiliates	—	99.1	—	(99.1)	—
Total current assets	30.7	260.0	228.4	(123.7)	395.4
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	22.3	—	22.3
Properties, plants and equipment, net	—	88.1	1,391.9	—	1,480.0
Goodwill and other intangible assets, net	—	6.9	15.1	—	22.0
Deferred charges and other assets	0.3	19.0	6.1	—	25.4
Investment in subsidiaries	718.2	760.1	—	(1,478.3)	—
Total assets	$749.2	$1,223.1	$2,004.8	$(1,991.0)	$1,986.1
Liabilities and Equity
Advances from affiliate	$73.4	$—	$25.7	$(99.1)	$—
Accounts payable	—	23.2	98.1	—	121.3
Accrued liabilities	0.1	45.6	21.8	—	67.5
Interest payable	7.6	—	12.3	—	19.9
Income taxes payable	—	18.9	3.1	(22.0)	—
Total current liabilities	81.1	87.7	161.0	(121.1)	208.7
Long-term debt	234.5	—	399.0	—	633.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	43.9	—	—	43.9
Retirement benefit liabilities	—	33.6	—	—	33.6
Deferred income taxes	—	235.1	89.4	(2.6)	321.9
Asset retirement obligations	—	14.3	7.9	—	22.2
Other deferred credits and liabilities	1.9	13.6	1.4	—	16.9
Total liabilities	317.5	728.2	747.7	(512.7)	1,280.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,251,529 shares at December 31, 2014	0.7	—	—	—	0.7
Treasury Stock, 4,977,115 shares at December 31, 2014	(105.0)	—	—	—	(105.0)
Additional paid-in capital	543.6	161.4	767.1	(928.5)	543.6
Accumulated other comprehensive (loss) income	(21.5)	(9.3)	(12.2)	21.5	(21.5)
Retained earnings	13.9	342.8	228.5	(571.3)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	431.7	494.9	983.4	(1,478.3)	431.7
Noncontrolling interests	—	—	273.7	—	273.7
Total equity	431.7	494.9	1,257.1	(1,478.3)	705.4
Total liabilities and equity	$749.2	$1,223.1	$2,004.8	$(1,991.0)	$1,986.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(17.5)	$0.4	$21.6	$(10.6)	$(6.1)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization expense	—	10.8	39.4	—	50.2
Deferred income tax expense (benefit)	(0.3)	(0.5)	(0.3)	—	(1.1)
Settlement loss and payments in excess of expense for pension plan	—	13.1	—	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan	—	(5.5)	—	—	(5.5)
Share-based compensation expense	4.2	—	—	—	4.2
Equity in (loss) earnings of subsidiaries	8.3	(18.9)	—	10.6	—
Loss from equity method investment	—	—	1.4	—	1.4
Loss on extinguishment of debt	—	—	9.4	—	9.4
Changes in working capital pertaining to operating activities:
Receivables	0.1	10.0	11.4	—	21.5
Inventories	—	9.0	27.0	—	36.0
Accounts payable	—	(5.8)	(19.6)	—	(25.4)
Accrued liabilities	—	(17.7)	(1.2)	—	(18.9)
Interest payable	(4.2)	—	6.1	—	1.9
Income taxes	(1.1)	12.3	(12.1)	—	(0.9)
Other	(0.2)	(4.0)	1.0	—	(3.2)
Net cash (used in) provided by operating activities	(10.7)	3.2	84.1	—	76.6
Cash Flows from Investing Activities:
Capital expenditures	—	(3.8)	(18.7)	—	(22.5)
Net cash used in investing activities	—	(3.8)	(18.7)	—	(22.5)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.5)	—	(149.5)
Debt issuance costs	—	—	(4.8)	—	(4.8)
Cash distribution to noncontrolling interests	—	—	(18.7)	—	(18.7)
Shares repurchased	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.4)	—	—	—	(0.4)
Dividends paid	(8.8)	—	—	—	(8.8)
Net increase (decrease) in advances from affiliate	39.9	(6.1)	(33.8)	—	—
Net cash provided by (used in) financing activities	10.7	(6.1)	4.0	—	8.6
Net (decrease) increase in cash and cash equivalents	—	(6.7)	69.4	—	62.7
Cash and cash equivalents at beginning of period	—	102.4	36.6	—	139.0
Cash and cash equivalents at end of period	$—	$95.7	$106.0	$—	$201.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Cash Flows from Operating Activities:
Net income (loss)	$(56.9)	$(55.6)	$13.6	$46.5	$(52.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset and goodwill impairment	—	103.1	—	—	103.1
Depreciation, depletion and amortization expense	—	14.8	42.8	—	57.6
Deferred income tax (benefit) expense	(4.8)	(64.3)	(0.8)	—	(69.9)
Settlement loss and payments in excess of expense for pension plan	—	0.1	—	—	0.1
Gain on curtailment and payments in excess of expense for postretirement plan	—	(2.6)	—	—	(2.6)
Share-based compensation expense	5.3	—	—	—	5.3
Excess tax benefit from share-based awards	(0.2)	—	—	—	(0.2)
Equity in (loss) earnings of subsidiaries	61.3	(14.8)	—	(46.5)	—
Loss from equity method investment	—	—	1.5	—	1.5
Loss on extinguishment of debt	—	—	15.4	—	15.4
Changes in working capital pertaining to operating activities:
Receivables	—	27.6	(6.4)	—	21.2
Inventories	—	(4.2)	(0.9)	—	(5.1)
Accounts payable	—	(7.9)	(24.6)	—	(32.5)
Accrued liabilities	(0.6)	(5.1)	(11.5)	—	(17.2)
Interest payable	(6.0)	3.7	(1.0)	—	(3.3)
Income taxes payable	(24.5)	26.1	8.5	—	10.1
Other	5.4	(8.1)	(3.1)	—	(5.8)
Net cash (used in) provided by operating activities	(21.0)	12.8	33.5	—	25.3
Cash Flows from Investing Activities:
Capital expenditures	—	(5.6)	(72.2)	—	(77.8)
Net cash used in continuing investing activities	—	(5.6)	(72.2)	—	(77.8)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	88.7	—	88.7
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	—	—	(271.5)	—	(271.5)
Debt issuance cost	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayments of revolving facility	—	—	(72.0)	—	(72.0)
Cash distribution to noncontrolling interests	—	—	(14.8)	—	(14.8)
Shares repurchased	(10.1)	—	—	—	(10.1)
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Excess tax benefit from share-based awards	0.2	—	—	—	0.2
Net increase (decrease) in advances from affiliates	30.4	(51.4)	21.0		—
Net cash provided by (used in) financing activities	21.0	(51.4)	53.7	—	23.3
Net (decrease) increase in cash and cash equivalents	—	(44.2)	15.0	—	(29.2)
Cash and cash equivalents at beginning of period	—	184.7	48.9	—	233.6
Cash and cash equivalents at end of period	$—	$140.5	$63.9	$—	$204.4

17. Subsequent Events
Acquisition of Convent Marine Terminal
On July 20, 2015, the Partnership entered into an agreement with Raven Energy Holdings, LLC, an affiliate of The Cline Group, to acquire Convent Marine Terminal in Convent, Louisiana, for $412.0 million. This transaction represents a material expansion of the Partnership's coal logistics business and marks its entry into export coal handling. The total consideration of $412.0 million is expected to consist of $82.4 million of common limited partnership units issued to The Cline Group, subject to a lock-up period which vests in four ratable installments over a four-year period, $115.0 million of The Cline Group debt assumed by the Partnership and $214.6 million to be initially funded with cash and revolver capacity. Subject to market conditions, the Partnership expects to access the capital markets for long-term financing at a later date. This transaction is expected to close during the third quarter of 2015, subject to customary closing conditions.
Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50 million of its common units from time to time in open market transactions, including block trades, or in privately negotiated transactions.
Granite City
On July 20, 2015, the Company entered into a contribution agreement with the Partnership to contribute a 23 percent interest in the Granite City cokemaking operations for $67.0 million. This transaction is expected to close in the third quarter 2015, concurrently with the execution of long-term financing related to the Convent Marine Terminal acquisition.

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
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill 1, and our VISA SunCoke joint venture have steam generation facilities which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to third-parties and VISA SunCoke sells steam to VISA Steel. Prior to the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC, a third party. See further discussion in "Recent Developments" below. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of June 30, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent interest in the Partnership was held by public unitholders.

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
We own coal mining operations in Virginia and West Virginia that sold approximately 1.5 million tons of metallurgical coal (including internal sales to our cokemaking operations) and 0.1 million tons of thermal coal in 2014. Beginning in the fourth quarter of 2014, we implemented a contract mining model, under which all our mining operations are performed by contact miners.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	Acquisition of Convent Marine Terminal
On July 20, 2015, the Partnership entered into an agreement with Raven Energy Holdings, LLC, an affiliate of The Cline Group, to acquire Convent Marine Terminal in Convent, Louisiana, for $412.0 million. This transaction represents a material expansion of the Partnership's coal logistics business and marks our entry into export coal handling. Convent Marine Terminal is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois

Basin coal producers, the terminal has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering substantially all of its current 10 million ton capacity. A $100 million capital investment has modernized and increased efficiency at the facility and when augmented with an additional $20 million in pre-funded investment, will expand capacity to 15 million tons and strengthen the terminal’s competitive profile.
The total consideration of $412.0 million is expected to consist of $82.4 million of common limited partnership units issued to The Cline Group, subject to a lock-up period which vests in 4 ratable installments over a four-year period, $115.0 million of The Cline Group debt assumed by the Partnership and $214.6 million to be initially funded with cash and revolver capacity. Subject to market conditions, the Partnership expects to access the capital markets for long-term financing at a later date. This transaction is expected to close during the third quarter of 2015, subject to customary closing conditions.

•	Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50 million of its common units from time to time in open market transactions, including block trades, or in privately negotiated transactions.

•	Haverhill Chemicals
During the second quarter of 2015, Haverhill Chemicals LLC announced plans to shut down their facility adjacent to our Haverhill cokemaking operations.  This shutdown will not impact our ability to produce coke.  The lost energy revenue from Haverhill Chemicals LLC and additional costs we expect to incur at our Haverhill facility is expected to be approximately $6 million during 2015. The impact to second quarter 2015 results of $1.3 million was in line with management's expectations.

•	Cokemaking dropdown to our master limited partnership and related financing transactions
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, Illinois cokemaking facility ("Granite City") to the Partnership for a total transaction value of $245.0 million (the "Granite City Dropdown"). Subsequent to the Granite City Dropdown, we will continue to own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements. In connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million of our 7.625 percent senior notes, due 2019 ("Notes") and issued an additional $200.0 million of the Partnership's 7.375 percent senior notes, due 2020, (the "Partnership Notes"). See Note 2 and Note 7 to our consolidated financial statements for additional information on the Granite City Dropdown and related debt activities.
On July 20, 2015, the Company entered into a contribution agreement with the Partnership to contribute an additional 23 percent interest in the Granite City cokemaking operations for $67.0 million. This transaction is expected to close in the third quarter of 2015, concurrently with the execution of long-term financing related to the Convent Marine Terminal acquisition.

•	Pension Plan Termination
Effective May 30, 2014, Dominion Coal Corporation ("Dominion Coal"), a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously generally offered to all full-time employees of Dominion Coal. In June 2015, the plan purchased annuities using plan assets, which triggered settlement accounting and resulted in a non-cash loss of $12.6 million recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2015.

•	Idling of U.S. Steel Granite City Works Operations
During the first quarter of 2015, U.S. Steel announced plans to temporarily idle its Granite City Works operations subject to customer demand. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025 and the temporary idling does not impact any obligations that U.S. Steel has under this contract.  Since the announcement, U.S. Steel has not idled their facility and has continued to take all of the coke we have produced at our Granite City facility.

•	Coal Mining Business
While we continue to pursue a strategic exit from our Coal Mining business, we no longer believe a sale is probable due to the prolonged market challenges and sharply lower prices impacting the metallurgical coal industry. Instead, the Company continues to significantly rationalize its mining operations to reduce ongoing costs. Therefore, these operations are no longer reported as discontinued and the related assets and liabilities are reported as held and used in our Coal Mining segment for all periods presented. At June 30, 2015, the net assets have been recorded at fair value, with no net impact on the Consolidated Statements of Operations during the second quarter of 2015. Additionally, the Consolidated Balance Sheet at December 31, 2014 has been reclassified to reflect the coal mining assets and liabilities as held and used.
Second Quarter Key Financial Results

•	Revenues decreased $24.0 million, or 6.4 percent, to $348.2 million in the three months ended June 30, 2015, primarily due to the pass-through of lower coal prices.

•
Adjusted EBITDA was $33.4 million in the three months ended June 30, 2015 compared to $60.8 million in the three months ended June 30, 2014. The decrease was primarily driven by a non-cash pension termination charge, timing of planned maintenance outages, and lower cost recovery at Indiana Harbor in the current year period as well as a favorable fair value adjustment to our Harold Keene Coal Company, Inc. ("HKCC") contingent consideration liability in the prior year period.

•
Net loss attributable to SunCoke Energy, Inc. was $13.5 million and $49.2 million for the three months ended June 30, 2015 and 2014, respectively. The improvement over the prior year was driven by the absence of a Coal Mining impairment of $51.0 million, net of tax, and dropdown transaction financing costs recorded in the prior year period, partially offset by items described above.

•
Cash provided by operating activities was $76.6 million and $25.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase primarily reflects working capital changes associated with lower inventory.

Items Impacting Comparability

•
Interest expense, net.  Comparisons of interest expense, net between periods were impacted by debt extinguishment costs and higher debt balances. Interest expense, net was $13.0 million and $27.1 million for the three months ended June 30, 2015 and 2014, respectively. The decrease of $14.1 million was primarily driven by the following:

◦	Loss on extinguishment of debt of $15.4 million in connection with the Haverhill and Middletown Dropdown in the prior year period; partially offset by

◦	Higher debt balances in the current year period, which increased interest expense, net by $1.2 million.
Interest expense, net was $36.3 million and $39.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $2.9 million was primarily driven by:

◦	Loss on extinguishment of debt of $15.4 million in connection with the Haverhill and Middletown Dropdown in the prior year period; partially offset by

◦	Loss on extinguishment of debt of $9.4 million in connection with the Granite City Dropdown in the current year period;

◦	Higher debt balances in the current year period, which increased interest expense, net by $3.3 million.
See Note 7 to our combined and consolidated financial statements.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Revenues
Sales and other operating revenue	$347.6	$371.7	$671.5	$729.7
Other income	0.6	0.5	0.7	2.1
Total revenues	348.2	372.2	672.2	731.8
Costs and operating expenses
Cost of products sold and operating expenses	296.0	290.0	558.1	594.0
Selling, general and administrative expenses	19.4	21.9	32.0	43.8
Depreciation, depletion and amortization expense	26.4	28.6	50.2	57.6
Asset impairment	—	103.1	—	103.1
Total costs and operating expenses	341.8	443.6	640.3	798.5
Operating income (loss)	6.4	(71.4)	31.9	(66.7)
Interest expense, net	13.0	27.1	36.3	39.2
Loss before income tax (benefit) expense and loss from equity method investment	(6.6)	(98.5)	(4.4)	(105.9)
Income tax (benefit) expense	(0.8)	(50.8)	0.3	(55.0)
Loss from equity method investment	0.7	0.9	1.4	1.5
Net loss	(6.5)	(48.6)	(6.1)	(52.4)
Less: Net income attributable to noncontrolling interests	7.0	0.6	11.4	4.6
Net loss attributable to SunCoke Energy, Inc.	$(13.5)	$(49.2)	$(17.5)	$(57.0)
Revenues. Total revenues were $348.2 million and $372.2 million for the three months ended June 30, 2015 and 2014, respectively, and were $672.2 million and $731.8 million for the six months ended June 30, 2015 and 2014, respectively. These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment.
Costs and Operating Expenses. Total operating expenses were $341.8 million and $443.6 million for the three months ended June 30, 2015 and 2014, respectively, and were $640.3 million and $798.5 million for the six months ended June 30, 2015 and 2014, respectively. The prior year periods include asset and goodwill impairment charges of $103.1 million related to our Coal Mining business. Excluding these charges, the three month period remained relatively flat, with pension termination charges and the impact of the timing of planned maintenance outages offsetting lower coal prices. The six month period, excluding impairment charges, improved as a result of lower coal prices, decreased natural gas usage and lower repairs and maintenance expense.
Interest Expense, Net. Interest expense, net was $13.0 million and $27.1 million for the three months ended June 30, 2015 and 2014, respectively, and was $36.3 million and $39.2 million for the six months ended June 30, 2015 and 2014, respectively. Comparability between periods was impacted by higher debt balances and the dropdown financing activities previously discussed in "Items Impacting Comparability."
Income Taxes. We recorded an income tax benefit of $0.8 million for the three months ended June 30, 2015 compared to $50.8 million for the corresponding period of 2014. We recorded income tax expense of $0.3 million for the six months ended June 30, 2015 compared to an income tax benefit of $55.0 million for the corresponding period of 2014. The prior year periods include an income tax benefit of $52.3 million for the three and six months ended June 30, 2014 as a result of from asset and goodwill impairment charges of $103.1 million. The six months ended June 30, 2014 also includes income tax benefits of $2.0 million related to enacted reduction in the Indiana statutory tax rate.
Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag. In the three months ended June 30, 2015 and 2014 we recognized a loss from equity method investment of $0.7 million and $0.9 million, respectively, and during the six months ended June 30, 2015 and 2014, we recognized a loss from equity method investment of $1.4 million and $1.5 million, respectively. Performance in both periods was affected by a weak coke pricing environment due primarily to the impact of Chinese coke imports.

Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’
interest in SunCoke Energy Partners, L.P. as well as a third party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $7.0 million and $0.6 million during the three months ended June 30, 2015 and 2014, respectively, and was $11.4 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. These increases were the result of the dropdowns to the Partnership of an additional 33 percent ownership interest in our Haverhill and Middletown cokemaking facilities in May 2014 and a 75 percent interest in our Granite City cokemaking facility in January 2015. The absence of any dropdown transaction costs recorded by the Partnership during the three months ended June 30, 2015 further increased income attributable to noncontrolling interest as compared to the same prior year period. See Note 2 to our consolidated financial statements.
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
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, it is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” near the end of this Item.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$326.5	$344.5	$629.6	$678.0
Brazil Coke	8.5	9.0	18.4	18.3
Coal Logistics	8.6	10.7	15.9	19.4
Coal Logistics intersegment sales	4.9	4.5	9.6	8.7
Coal Mining	4.0	7.5	7.6	14.0
Coal Mining intersegment sales	24.8	35.4	49.0	69.3
Elimination of intersegment sales	(29.7)	(39.9)	(58.6)	(78.0)
Total sales and other operating revenue	$347.6	$371.7	$671.5	$729.7
Adjusted EBITDA(1):
Domestic Coke	56.2	64.3	108.9	111.1
Brazil Coke	2.6	2.5	6.7	4.2
India Coke	(0.4)	(0.5)	(1.1)	(0.4)
Coal Logistics	5.0	5.0	7.6	7.1
Coal Mining	(5.4)	0.4	(8.5)	(6.1)
Corporate and Other, including legacy costs, net(2)	(24.6)	(10.9)	(32.3)	(21.3)
Total Adjusted EBITDA	$33.4	$60.8	$81.3	$94.6
Coke Operating Data:
Domestic Coke capacity utilization (%)	99	100	97	95
Domestic Coke production volumes (thousands of tons)	1,047	1,059	2,045	2,003
Domestic Coke sales volumes (thousands of tons)	1,110	1,059	2,059	2,007
Domestic Coke Adjusted EBITDA per ton(3)	$50.63	$60.72	$52.89	$55.36
Brazilian Coke production—operated facility (thousands of tons)	437	413	876	665
Indian Coke sales (thousands of tons)(4)	87	85	182	207
Coal Logistics Operating Data:
Tons handled (thousands of tons)	4,366	5,605	8,160	9,964
Coal Logistics Adjusted EBITDA per ton handled(5)	$1.15	$0.89	$0.93	$0.71

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our current contractor mining business, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Royalty income	$0.1	$0.2	$0.1	$0.3
Black lung charges	(1.0)	(0.5)	(1.9)	$(1.0)
Postretirement benefit plan (expense) benefit	(0.1)	0.3	3.8	$0.6
Defined benefit plan expense	(12.9)	(0.1)	(13.1)	$(0.1)
Workers compensation expense	(0.5)	(1.1)	(1.4)	$(2.3)
Total legacy costs, net	$(14.4)	$(1.2)	$(12.5)	$(2.5)

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $18.0 million, or 5.2 percent, to $326.5 million for the three months ended June 30, 2015 compared to $344.5 million for the three months ended June 30, 2014. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $23.3 million. This decrease was partly offset by higher volume of 51 thousand tons, which increased revenues $11.7 million. The remaining decrease of $6.4 million was primarily the result of lower reimbursement of operating and maintenance costs, driven by the change in Indiana Harbor's cost recovery mechanism in 2015 from an annually negotiated budget amount with a cap for certain expenses to a fixed recovery per ton.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $8.1 million, or 12.6 percent, to $56.2 million for the three months ended June 30, 2015 compared to $64.3 million in the same period of 2014. The lower operating and maintenance cost reimbursement rate associated with the change in Indiana Harbor's cost recovery mechanism discussed above, net of lower overall spending, decreased Adjusted EBITDA $4.6 million over the same prior year period. The impact of the timing of planned maintenance outages further decreased Adjusted EBITDA by approximately $4.0 million in the current year period. On a full year basis, this outage is not expected to significantly impact the comparability to the prior year period. These decreases were partially offset by slightly higher volumes over the same prior year period.
Depreciation and amortization expense, which was not included in segment profitability, decreased $0.6 million to $20.0 million in the three months ended June 30, 2015 compared to $20.6 million in the same period of 2014. The decrease was primarily due to accelerated depreciation of $4.4 million, or $0.06 per common share, in the prior year related to the Indiana Harbor refurbishment, which was mostly offset by depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $0.5 million, or 5.6 percent, to $8.5 million for the three months ended June 30, 2015 compared to $9.0 million for the same period of 2014. The provisions in our contract provide for a minimum guarantee fee arrangement. So, while volumes increased 24 thousand tons, or 5.8 percent, the comparison to the prior year was impacted by the minimum guarantee fee included in the prior year due to lower volumes.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment remained reasonably consistent with the prior year period at $2.6 million for the three months ended June 30, 2015 as compared to $2.5 million for the same period of 2014 as increases in volumes, which increased Adjusted EBITDA $0.2 million in the current year period, were largely offset by the minimum guarantee payment in the prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag. Our share of Adjusted EBITDA remained reasonably consistent with the prior year period at a loss of $0.4 million in the three months ended June 30, 2015 compared to a loss of of $0.5 million during the same period in the prior year. Performance in both periods continued to be affected by a weak coke pricing environment due to increased Chinese coke imports.

Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue declined slightly to $13.5 million for the three months ended June 30, 2015 compared to $15.2 million for the corresponding period of 2014. This decrease was primarily due to an overall decrease in volume of 1,239 thousand tons, which decreased revenues $3.2 million. This decrease was partially offset by more favorable pricing on higher volumes of blending services.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA remained consistent at $5.0 million for the three months ended June 30, 2015 and 2014, respectively. These results reflect a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $1.1 million. These increases were offset by lower overall volume.
Depreciation and amortization expense, which was not included in segment profitability, remained reasonably consistent with the prior year period at $1.9 million for the three months ended June 30, 2015 compared to $1.8 million for the same period of 2014.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $14.1 million to $28.8 million for the three months ended June 30, 2015 compared to $42.9 million for the corresponding period of 2014, primarily driven by lower volume of 92 thousand tons, which decreased revenues $9.0 million. The remaining decrease is primarily the result of an $11 per ton decline in price driven by depressed market conditions.
Adjusted EBITDA
Adjusted EBITDA was a loss of $5.4 million for the three months ended June 30, 2015 compared to income of $0.4 million in the prior year period, which included a favorable $4.5 million fair value adjustment to the HKCC contingent consideration arrangement. Also contributing to the decrease compared to the prior year were lower coal prices discussed above, which decreased Adjusted EBITDA by $3.2 million. Comparisons between periods were further impacted by the allocation of corporate costs. Beginning in the third quarter of 2014, concurrent with our decision to sell/dispose of our coal business, we no longer allocated corporate cost to the Coal Mining segment. The three months ended June 30, 2014 included a corporate cost allocation of $1.9 million.
Depreciation and depletion expense, which was not included in segment profitability, decreased $1.7 million, to $3.7 million for the three months ended June 30, 2015 compared to $5.4 million for the same period of 2014. As a result of our previous held for sale presentation, depreciation for most of our coal mining assets was suspended beginning in July 2014 through the first half of 2015. This decrease was partially offset by additional depreciation of $2.7 million, or $0.04 per common share, in the current year period as a result of our plans to demolish the coal preparation plant.
Corporate and Other
Corporate and other expenses increased $13.7 million to $24.6 million for the three months ended June 30, 2015 compared to $10.9 million in the same period of 2014, primarily resulting from $12.6 million in non-cash pension plan termination charges.
Depreciation and amortization expense, which was not included in segment profitability, remained consistent at $0.7 million for both the three months ended June 30, 2015 and 2014, respectively.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $48.4 million, or 7.1 percent, to $629.6 million for the six months ended June 30, 2015 compared to $678.0 million for the six months ended June 30, 2014. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $44.1 million. The lower operating and maintenance cost reimbursement rate associated with the change in Indiana Harbor's cost recovery mechanism previously discussed decreased revenues $20.0 million over the same prior year period. These decreases were partly offset by an increases of $15.7 million primarily driven by higher volumes of 52 thousand tons compared the prior year period.

Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $2.2 million, or 2.0 percent, to $108.9 million for the six months ended June 30, 2015 compared to $111.1 million in the same period of 2014. A lower operating and maintenance cost reimbursement rate associated with the change in Indiana Harbor's cost recovery mechanism, as discussed above, decreased Adjusted EBITDA $20.0 million over the same prior year period. Additionally, the impact of the timing of planned maintenance outages further decreased Adjusted EBITDA by approximately $4.0 million in the current year period. On a full year basis, this outage is not expected to significantly impact the comparability to the prior year period. These decreases were partially offset by lower operating and maintenance spending of $14.0 million, largely at Indiana Harbor. The remaining increase of $7.8 million is primarily related to higher volumes of 52 thousand tons.
Depreciation and amortization expense, which was not included in segment profitability, decreased $3.4 million to $38.2 million in the six months ended June 30, 2015 compared to $41.6 million in the same period of 2014, primarily due to additional depreciation of $10.0 million, or $0.14 per common share, in the prior year related to the Indiana Harbor refurbishment. This decrease was partially offset by depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue remained consistent at $18.4 million for the six months ended June 30, 2015 and $18.3 million for the same period of 2014. The provisions in our contract provide for a minimum guarantee fee arrangement. So, while volumes increased 211 thousand tons, or 31.7 percent, which increased revenues $5.8 million compared to the prior year, revenues remained fairly consistent due to lower reimbursable operating and maintenance costs during the current year period, which reduced revenues $2.3 million, as well as the minimum guarantee fee that was included in the prior year due to lower volumes.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $2.5 million to $6.7 million for the six months ended June 30, 2015 as compared to $4.2 million for the same period of 2014. This increase was driven by higher volumes, which increased Adjusted EBITDA $2.2 million in the current year period, as well as $1.1 million of favorable translation adjustments during the current year period. These increases were partially offset by the impact of the minimum guarantee payment in the prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag. Our share of Adjusted EBITDA decreased by $0.7 million to a loss of $1.1 million in the six months ended June 30, 2015 from a loss of $0.4 million during the same prior year period. Performance in both periods continued to be affected by a weak coke pricing environment due to increased Chinese coke imports.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue decreased slightly to $25.5 million for the six months ended June 30, 2015 compared to $28.1 million for the corresponding period of 2014. The decrease was primarily due to an overall decrease in volume of 1,804 thousand tons, which decreased revenues $4.8 million. This decrease was partially offset by more favorable pricing on higher volumes of blending services.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $7.6 million for the six months ended June 30, 2015 compared to $7.1 million in the corresponding period of 2014. This increase reflected a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $2.1 million. These increases were offset by lower overall volume.
Depreciation and depletion expense, which was not included in segment profitability, increased $0.1 million, to $3.7 million for the six months ended June 30, 2015 compared to $3.6 million for the same period of 2014.

Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $26.7 million to $56.6 million for the three months ended June 30, 2015 compared to $83.3 million for the corresponding period of 2014, primarily driven by lower volume of 192 thousand tons, which decreased revenues $19.0 million. The remaining decrease is the result of a $10 per ton decrease in price driven by depressed market conditions.
Adjusted EBITDA
Adjusted EBITDA decreased $2.4 million, or 39.3 percent, to a loss of $8.5 million for the six months ended June 30, 2015 from a loss of $6.1 million for the same period in 2014, which included a favorable $4.5 million fair value adjustment to the HKCC contingent consideration arrangement. Also contributing to the decrease compared to the prior year were lower coal prices discussed above, which decreased Adjusted EBITDA by $6.2 million. Comparisons between periods were further impacted by the allocation of corporate costs. Beginning in the third quarter of 2014, concurrent with our decision to sell/dispose of our coal business, we no longer allocated corporate cost to the Coal Mining segment. The six months ended June 30, 2014 included a corporate cost allocation of $3.7 million. Additionally, cost savings in the current year period as a result of implementing our coal rationalization plan further offset the decreases above.
Depreciation and depletion expense, which was not included in segment profitability, decreased $4.2 million, to $6.5 million for the six months ended June 30, 2015 compared to $10.7 million for the same period of 2014. As a result of our previous held for sale presentation of most of our coal mining assets, depreciation was suspended beginning in July 2014 through the first half of 2015. This was partially offset by additional depreciation of $4.7 million, or $0.07 per common share, in the current year period as a result of our plans to demolish the coal preparation plant.
Corporate and Other
Corporate expenses were $32.3 million for the six months ended June 30, 2015 compared to $21.3 million million in the same period of 2014. The increase was primarily driven by $12.6 million in non-cash pension plan termination charges during the current year period.
Depreciation and amortization expense, which was not included in segment profitability, was consistent with the prior year period at $1.5 million during both the six months ended June 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of June 30, 2015, we had $201.7 million of cash and cash equivalents and $398.5 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our short- and long-term planned operations, including capital expenditures, stock repurchases and dividend payments. Our sources of liquidity as well as future borrowings or equity issuances may be necessary to fund growth opportunities.
On July 20, 2015, the Partnership entered into an agreement to acquire Convent Marine Terminal in Convent, Louisiana for $412.0 million. The Partnership expects approximately $214.6 million to be initially funded with cash and revolver capacity, which will reduce our borrowing availability. At a later date and subject to market conditions, the Partnership expects to access the capital markets for long-term financing.
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50 million of its common units from time to time in open market transactions, including block trades, or in privately negotiated transactions.
On July 16, 2015, our Board of Directors declared a cash dividend of $0.15 per share, which will be paid on September 10, 2015, to shareholders of record at the close of business on August 19, 2015. Our payment of dividends in the future will be determined by the Company's Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
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
Under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and is allowed unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75.0 million of total liquidity (cash on hand and revolver capacity). The Company is also subject to a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership's revolving credit facility (the "Partnership Revolver"), the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable. 5.00 to 1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of June 30, 2015, the Company and the Partnership was in compliance with all applicable debt covenants contained in the Credit Agreement and Partnership Revolver. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Net cash provided by operating activities	$76.6	$25.3
Net cash used in investing activities	(22.5)	(77.8)
Net cash provided by financing activities	8.6	23.3
Net increase (decrease) in cash and cash equivalents	$62.7	$(29.2)
Cash Flows from Operating Activities
For the six months ended June 30, 2015, net cash provided by operating activities was $76.6 million compared to $25.3 million in the corresponding period of 2014. The increase primarily reflects working capital changes associated with lower inventory due to the current year period wind down of a strategic build in inventory levels from the second half of 2014 and the settlement of $13.1 million of accrued sales discounts in the prior year period. These changes were partially offset by payments made related to accrued severance of $7.8 million during the current year period.
Cash Flows from Investing Activities
Cash used in investing activities of $22.5 million decreased $55.3 million for the six months ended June 30, 2015 as compared to the corresponding period of 2014 primarily due to higher capital expenditures related to the Indiana Harbor refurbishment and environmental remediation project at Haverhill in the prior year period.
Cash Flows from Financing Activities
For the six months ended June 30, 2015, net cash provided by financing activities was $8.6 million compared to net cash provided by financing activities of $23.3 million for the six months ended June 30, 2014. In 2015, the Partnership received gross proceeds of $210.8 million from the issuance of Partnership notes. These cash inflows were partially offset by the repayment of $149.5 million of long-term debt, including a redemption premium of $7.7 million to complete the repayment of certain debt, and debt issuance costs of $4.8 million. In the first half of 2015, the Partnership also paid $20.0 million to repurchase shares under the repurchase program, paid dividends totaling $8.8 million and paid quarterly cash distributions of $18.7 million to public unitholders of the Partnership.
For the six months ended June 30, 2014, net cash provided by financing activities was $23.3 million. In the second quarter of 2014, we received net proceeds of $88.7 million from the issuance of 3,220,000 common units in SunCoke Energy Partners, L.P. to common unit holders and $268.1 million from the issuance of Partnership Notes. These cash inflows were partially offset by the repayment of $271.5 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, and debt issuance costs of $5.8 million. Also, during the six months ended June 30, 2014, the Partnership paid a quarterly cash distribution of $14.8 million to public unitholders of the Partnership. The remaining cash outflows of $41.4 million resulted primarily from a net repayment of the revolving facility of $32.0 million and $10.1 million of share repurchases.

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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Six Months Ended June 30,
	2015	2014

	(Dollars in millions)
Ongoing capital	$14.3	$30.5
Environmental remediation capital(1)	6.4	24.7
Expansion capital:
Indiana Harbor	1.1	20.6
Other capital expansion	0.7	2.0
Total	$22.5	$77.8

(1)	Includes capitalized interest of $1.5 million and $1.6 million in the six months ended June 30, 2015 and 2014, respectively.
In 2015, we expect our capital expenditures to be approximately $80 million, excluding the Partnership's anticipated acquisition of Convent Marine Terminal, which is comprised of the following:

•	Ongoing capital expenditures of approximately $51 million, of which, $20 million will be spent at the Partnership;

•
Environmental remediation capital expenditures of approximately $22 million, all of which will be spent at the Partnership and was funded with a portion of the proceeds of the Partnership offering and subsequent asset dropdowns; and

•	Expansion capital expenditures of approximately $7 million.
In total, we anticipate spending approximately $125 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $82 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2017.
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 9 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2015. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, coal rationalization costs, sales discounts, and interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure of the operating performance and liquidity of the Company's net assets and its ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance and liquidity. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered a substitute for net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. Set forth below is additional discussion of the limitations of Adjusted EBITDA as an analytical tool.
Limitations. Other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect items such as depreciation and amortization;

•	does not reflect changes in, or cash requirement for, working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest on or principal payments of our debt;

•	does not reflect certain other non-cash income and expenses;

•	excludes income taxes that may represent a reduction in available cash; and

•	includes net income attributable to noncontrolling interests.
We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP.

Below is a reconciliation of Adjusted EBITDA to its closest GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$15.3	$46.3	$45.1	$70.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	18.1	14.5	36.2	23.8
Adjusted EBITDA	$33.4	$60.8	$81.3	$94.6
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$0.7	$1.1	1.0	$2.1
Nonrecurring coal rationalization costs(3)	0.6	0.3	(0.4)	0.5
Depreciation, depletion and amortization expense	26.4	28.6	50.2	57.6
Interest expense, net	13.0	27.1	36.3	39.2
Income tax expense (benefit)	(0.8)	(50.8)	0.3	(55.0)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(4)	—	—	—	(0.5)
Asset and goodwill impairment	—	103.1	—	103.1
Net loss	$(6.5)	$(48.6)	$(6.1)	$(52.4)
Add:
Asset and goodwill impairment	$—	$103.1	$—	$103.1
Depreciation, depletion and amortization	26.4	28.6	50.2	57.6
Deferred income tax benefit	(4.2)	(66.8)	(1.1)	(69.9)
Loss on extinguishment of debt	—	15.4	9.4	15.4
Changes in working capital and other	49.8	4.9	24.2	(28.5)
Net cash provided by operating activities	$65.5	$36.6	$76.6	$25.3

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)	Nonrecurring coal rationalization costs include employee severance, contract termination costs and other one-time costs to idle mines incurred during the execution of our coal rationalization plan.

(4)
Sales discounts are related to nonconventional fuel tax credits, which expired in 2013. At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. This gain is recorded in sales and other operating revenue on our Consolidated Statements of Operations.

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

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, pensions, or income;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	defects in title or the loss of one or more mineral leasehold interests;

•	disruptions in the quantities of coal produced by our contract mine operators;

•	our ability to obtain and renew mining permits, and the availability and cost of surety bonds needed in our coal mining operations;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our coal mining, cokemaking, and /or coal logistics operations;

•	changes in product specifications for either the coal or coke that we produce or the coals we blend, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverages available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Other than those described below, there have been no material changes to the Company's exposure to market risk since December 31, 2014.
In our Coal Mining segment, we expect to sell approximately 1.2 million tons of coal in 2015 (including transfers to our cokemaking operations). Most of the coal sales from our Coal Mining operations are sold with terms similar to those of our third-party coal procurement contracts, including pricing. For 2015, approximately 88 percent of our projected sales are committed at annually established selling prices. Accordingly, increases and decreases in the market price of metallurgical coal can significantly impact our Coal Mining Segment results year over year.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 entitled “Commitments and Contingent Liabilities” to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes, expect as stated below, with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Our tax treatment depends on the Partnership's status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our ability to distribute cash to you could be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, a partnership such as ours would be treated as a corporation for federal income tax purposes unless more than 90 percent of our income is from certain specified sources (the “Qualifying Income Exception”).
On May 5, 2015, the U.S. Treasury Department (the “Treasury Department”) and the Internal Revenue Service (the “IRS”) issued proposed regulations (the “Proposed Regulations”) regarding the application of the Qualifying Income Exception to minerals and natural resources. On June 16, 2015, we submitted a comment letter requesting the IRS change the manner in which the Proposed Regulations define processing ores and minerals. While we believe that our cokemaking activities are largely consistent with the Proposed Regulations, we believe that the regulations should be clarified in order to eliminate any uncertainty with respect to our status as a partnership for U.S. federal income tax purposes.
Although we do not believe, based upon our current operations and language of the Proposed Regulations, that we will be treated as a corporation for U.S. federal income tax purposes, the IRS could disagree with our analysis and therefore cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. In addition, a change in our business could also subject us to taxation as an entity.
Because the income earned by our process steam and power generation subsidiaries may not satisfy the Qualifying Income Exception, if the income generated by these subsidiaries increases as a percentage of our total gross income, such that we are at risk of exceeding the amount of non-qualifying income we can earn and still be classified as a partnership for federal tax purposes (10 percent of our gross income each year), we may file an election to have one or both of these subsidiaries treated as a corporation for U.S. federal income tax purposes which would result in the subsidiaries becoming taxable entities.
The IRS may adopt positions that differ from the ones we have taken. A successful IRS contest of the federal income tax positions we take may impact adversely the market for our common units, and the costs of any IRS contest could reduce our cash available for distribution to unitholders, including our sponsor. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits recognized by us would flow through to you. Because tax would be imposed upon us as a corporation, our after tax earnings and therefore our ability to distribute cash to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The Partnership’s pending Convent Marine Terminal acquisition may not close as anticipated.
The Partnership’s Convent Marine Terminal acquisition is expected to close no later than September 1, 2015 and is subject to customary closing conditions and regulatory approvals. If these conditions and regulatory approvals are not satisfied or waived, the acquisition will not be consummated. Certain of the conditions remaining to be satisfied include:

•	the continued accuracy of the representations and warranties contained in the Purchase Agreement;

•	the performance by each party of its obligations under the Purchase Agreement; and

•
the absence of any temporary restraining order, preliminary injunction, injunction or other order from any governmental authority to materially delay or otherwise enjoin the transactions contemplated in the Purchase Agreement.

In addition, the Sellers may terminate the transaction if the acquisition has not closed on or before September 30, 2015. There is no assurance that this acquisition will close on or before that time, or at all, or close without material adjustment.
If the Partnership’s Convent Marine Terminal acquisition does not perform as expected, the Partnership’s future financial performance may be negatively impacted.
The Partnership’s integration of the Convent Marine Terminal business and operations with the Partnership’s existing business and operations will be a time-consuming and potentially costly process, particularly given that the acquisition will increase the Partnership’s size and diversify the geographic areas in which it operates. A failure to successfully integrate the Convent Marine Terminal business and operations with its existing business and operations in a timely manner may have a material adverse effect on the Partnership’s business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•	operating a larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business;

•	diversion of management’s attention from other business concerns;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	managing relationships with new customers and suppliers for whom the Partnership has not previously provided products or services;

•	integrating internal controls and managing regulatory compliance and corporate governance matters;

•	maintaining an effective system of internal controls related to the acquired business;

•	an increase in the Partnership’s indebtedness;

•
potential environmental or other regulatory compliance matters or liabilities and/or title issues, including certain liabilities arising from the operation of the acquired business before the acquisition;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating and consolidating corporate and administrative functions.
Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and the Partnership may experience unanticipated delays in realizing the benefits of an acquisition.
The acquisition of Convent Marine Terminal could expose the Partnership to potential significant liabilities.
In connection with the anticipated Convent Marine Terminal acquisition, the Partnership will purchase all of the equity interests of Raven Energy LLC (“Raven”), the entity that currently owns the Convent Marine Terminal. Since The Partnership is purchasing the equity interests of Raven, rather than just its assets, it will be acquiring the liabilities of Raven, except for certain liabilities as outlined in the Purchase Agreement, including unknown and contingent liabilities. The Partnership has performed due diligence in connection with the Convent Marine Terminal acquisition and have attempted to verify the representations of the Sellers and of management. However, there may be pending, threatened, contemplated or contingent claims against Raven related to environmental, title, regulatory, litigation or other matters of which the Partnership is currently unaware. Although the former owners of Raven agreed to indemnify the Partnership on a limited basis against some of these liabilities, certain of these indemnification obligations will expire two years after the date the acquisition is completed without any claims having been asserted by the Partnership. Accordingly, there is a risk that the Partnership ultimately could be liable for unknown obligations of Raven, which could materially adversely affect its operations and financial condition.
The Partnership expects to derive a significant portion of its revenues related to the Convent Marine Terminal from a limited number of customers, and the loss of any of these customers could result in a significant loss of revenues and cash flow.
The Partnership expects to derive a significant portion of its revenues and cash flow in connection with the Convent Marine Terminal assets from two customers. The loss of any of these customers could have a significant and adverse effect on its business, results of operations and financial condition, and/or its ability to make cash distributions at currently anticipated levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock, leaving $55.0 million available under the authorized repurchase program. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share. No repurchases were made during the three months ended June 30, 2015.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1
Amendment No. 3 to Credit Agreement, dated as of April 21, 2015, by and among SunCoke Energy Partners, L.P., the banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35782) filed April 27, 2015).

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

101
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on July 28, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Combined and Consolidated Balance Sheets; (iii) the Combined and Consolidated Statements of Cash Flows; and, (iv) the Notes to Combined and Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections

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

SunCoke Energy, Inc.

Dated:	July 28, 2015	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)