Form 10-Q
period 2015-09-30
SunCoke Energy, Inc.
filed 2015-10-27
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 23, 2015, there were 63,989,468 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$336.2	$376.2	$1,007.7	$1,105.9
Other income	0.7	0.8	1.4	2.9
Total revenues	336.9	377.0	1,009.1	1,108.8
Costs and operating expenses
Cost of products sold and operating expense	266.3	292.7	824.4	886.7
Selling, general and administrative expense	21.9	19.2	53.9	63.0
Depreciation, depletion and amortization expense	25.6	22.8	75.8	80.4
Asset impairment	—	16.4	—	119.5
Total costs and operating expenses	313.8	351.1	954.1	1,149.6
Operating income (loss)	23.1	25.9	55.0	(40.8)
Interest expense, net	14.6	11.9	50.9	51.1
Income (loss) before income tax expense (benefit) and loss from equity method investment	8.5	14.0	4.1	(91.9)
Income tax expense (benefit)	4.8	6.1	5.1	(48.9)
Loss from equity method investment	20.2	1.5	21.6	3.0
Net (loss) income	(16.5)	6.4	(22.6)	(46.0)
Less: Net income attributable to noncontrolling interests	7.0	10.0	18.4	14.6
Net loss attributable to SunCoke Energy, Inc.	$(23.5)	$(3.6)	$(41.0)	$(60.6)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.36)	$(0.05)	$(0.63)	$(0.87)
Diluted	$(0.36)	$(0.05)	$(0.63)	$(0.87)
Weighted average number of common shares outstanding:
Basic	64.5	69.4	65.3	69.5
Diluted	64.5	69.4	65.3	69.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net (loss) income	$(16.5)	$6.4	$(22.6)	$(46.0)
Other comprehensive (loss) income:
Reclassifications of prior service cost, actuarial loss amortization and curtailment gain to earnings (net of related tax benefit of $0.1 million and $3.9 million for the three and nine months ended September 30, 2015 and related tax expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2014, respectively)	(0.1)	(0.6)	5.7	(1.9)
Currency translation adjustment	(1.6)	(2.4)	(3.2)	1.3
Comprehensive (loss) income	(18.2)	3.4	(20.1)	(46.6)
Less: Comprehensive income attributable to noncontrolling interests	7.0	10.0	18.4	14.6
Comprehensive loss attributable to SunCoke Energy, Inc.	$(25.2)	$(6.6)	$(38.5)	$(61.2)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$103.2	$139.0
Receivables	76.3	78.2
Inventories	124.6	142.2
Income tax receivable	11.0	6.0
Deferred income taxes	18.5	26.4
Other current assets	5.0	3.6
Total current assets	338.6	395.4
Restricted cash	22.0	0.5
Investment in Brazilian cokemaking operations	41.0	41.0
Equity method investment in VISA SunCoke Limited	—	22.3
Properties, plants and equipment, net	1,597.1	1,480.0
Goodwill	72.5	11.6
Other intangible assets, net	193.2	10.4
Deferred charges and other assets	16.0	24.9
Total assets	$2,280.4	$1,986.1
Liabilities and Equity
Accounts payable	$107.8	$121.3
Accrued liabilities	49.8	67.5
Current portion of long-term debt	1.1	—
Interest payable	9.1	19.9
Total current liabilities	167.8	208.7
Long-term debt	998.0	633.5
Accrual for black lung benefits	44.6	43.9
Retirement benefit liabilities	31.4	33.6
Deferred income taxes	380.4	321.9
Asset retirement obligations	21.9	22.2
Other deferred credits and liabilities	21.9	16.9
Total liabilities	1,666.0	1,280.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,460,681 and 71,251,529 shares at September 30, 2015 and December 31, 2014, respectively	0.7	0.7
Treasury stock, 7,477,657 and 4,977,115 shares at September 30, 2015 and December 31, 2014, respectively	(140.7)	(105.0)
Additional paid-in capital	484.8	543.6
Accumulated other comprehensive loss	(19.0)	(21.5)
Retained (deficit) earnings	(45.5)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	280.3	431.7
Noncontrolling interests	334.1	273.7
Total equity	614.4	705.4
Total liabilities and equity	$2,280.4	$1,986.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Cash Flows from Operating Activities:
Net loss	$(22.6)	$(46.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairment	—	119.5
Depreciation, depletion and amortization expense	75.8	80.4
Deferred income tax expense (benefit)	6.9	(58.0)
Settlement loss and expense for pension plan	13.1	0.2
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(6.4)	(4.0)
Share-based compensation expense	5.8	7.6
Excess tax benefit from share-based awards	—	(0.3)
Loss from equity method investment	21.6	3.0
Loss on extinguishment of debt	9.4	15.4
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	8.0	22.1
Inventories	20.7	(16.8)
Accounts payable	(10.4)	(37.6)
Accrued liabilities	(19.8)	(16.4)
Interest payable	(10.8)	(10.2)
Income taxes	(5.0)	3.7
Other	(3.3)	(4.2)
Net cash provided by operating activities	83.0	58.4
Cash Flows from Investing Activities:
Capital expenditures	(49.3)	(107.2)
Acquisition of business	(193.1)	—
Restricted cash	(21.5)	—
Net cash used in investing activities	(263.9)	(107.2)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	90.5
Proceeds from issuance of long-term debt	210.8	268.1
Repayment of long-term debt	(149.8)	(276.5)
Debt issuance costs	(4.8)	(5.8)
Proceeds from revolving facility	185.0	40.0
Repayment of revolving facility	—	(80.0)
Cash distribution to noncontrolling interests	(31.0)	(23.4)
Shares repurchased	(35.7)	(85.1)
Units repurchased	(10.0)	—
Proceeds from exercise of stock options, net of shares withheld for taxes	(1.0)	1.9
Excess tax benefit from share-based awards	—	0.3
Dividends paid	(18.4)	—
Net cash provided by (used in) financing activities	145.1	(70.0)
Net decrease in cash and cash equivalents	(35.8)	(118.8)
Cash and cash equivalents at beginning of period	139.0	233.6
Cash and cash equivalents at end of period	$103.2	$114.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4
Net (loss) income	—	—	—	—	—	—	(41.0)	(41.0)	18.4	(22.6)
Retirement benefit plans adjustment (net of related tax benefit of $3.9 million)	—	—	—	—	—	5.7	—	5.7	—	5.7
Currency translation adjustment	—	—	—	—	—	(3.2)	—	(3.2)	—	(3.2)
Deferred taxes related to basis difference in the Partnership	—	—	—	—	(55.6)	—	—	(55.6)	—	(55.6)
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	(8.0)	—	—	(8.0)	83.0	75.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(31.0)	(31.0)
Dividends paid	—	—	—	—	—	—	(18.4)	(18.4)	—	(18.4)
Share-based compensation expense	—	—	—	—	5.8	—	—	5.8	—	5.8
Share issuances, net of shares withheld for taxes	209,152	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Shares repurchased		—	2,500,542	(35.7)	—	—	—	(35.7)	—	(35.7)
Partnership unit repurchases	—	—	—	—	—	—	—	—	(10.0)	(10.0)
At September 30, 2015	71,460,681	$0.7	7,477,657	$(140.7)	$484.8	$(19.0)	$(45.5)	$280.3	$334.1	$614.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy”, “Company”, "we", "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S.") and an operator of a cokemaking facility in Brazil, in which we have a preferred stock investment. We also have a 49 percent ownership interest in a cokemaking joint venture in India called Visa SunCoke Limited (“VISA SunCoke”). Our Coal Logistics business provides coal handling and/or blending services to third party customers as well as to our own cokemaking facilities. Additionally, we own coal reserves in Virginia and West Virginia, which are mined by contractors.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At September 30, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.7 percent limited partner interest in the Partnership. The remaining 44.3 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Pronouncements
In September 2015, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized at the acquisition date. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, removing the consideration of current replacement cost. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material effect on the Company's financial condition, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU during the first quarter of 2015. See Note 9.
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

2. Acquisition
Convent Marine Terminal Acquisition
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT") for a total transaction value of $404.5 million. This transaction represents a significant expansion of the Partnership's Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity.
The total transaction value of $404.5 million included the issuance of 4.8 million of the Partnership's common units to the previous owner of Raven Energy LLC, The Cline Group, with an aggregate value of $75.0 million, based on the unit price on the date of close. In addition, the Partnership assumed $114.9 million of a six-year term loan from Raven Energy LLC. The Partnership obtained additional funding for the transaction by drawing $185.0 million on the Partnership's revolving credit facility. The Partnership paid $193.1 million in cash, which was partially funded by SunCoke in exchange for 1.8 million of the Partnership's common units, with an aggregate value of $30.0 million. In connection with the acquisition, we made a capital contribution to the Partnership of approximately $2.3 million in order to preserve our 2 percent general partner interest. An additional $21.5 million in cash was withheld to fund the completion of expansion capital improvements at CMT, which is recorded in restricted cash on the Consolidated Balance Sheet.
The following table summarizes the consideration transferred to acquire CMT:

Fair Value of Consideration Transferred:	(Dollars in millions)
Cash	$193.1
Partnership common units	75.0
Assumption of Raven Energy LLC term loan	114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred:	$404.5
The purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Partnership is in the process of finalizing appraisals of tangible and intangible assets acquired. Accordingly, the provisional measurements are subject to change. In addition, we are in the process of finalizing working capital adjustments for the acquisition, which may result in a corresponding adjustment to the total purchase price as well as the value of assets acquired. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocated to goodwill.

The following table summarizes the amounts of identified assets acquired and liabilities assumed based on the estimated fair value at the acquisition date:

Recognized amounts of identifiable assets acquired and liabilities assumed:	(Dollars in millions)
Receivables	$6.1
Inventories	1.7
Other current assets	0.1
Properties, plants and equipment, net	145.1
Accounts payable	(0.5)
Accrued liabilities	(7.5)
Current portion of long-term debt	(1.1)
Long-term debt	(113.8)
Contingent consideration	(7.9)
Net recognized amounts of identifiable assets acquired	$22.2
Intangible assets	185.0
Goodwill	60.9
Total assets acquired, net of liabilities assumed	$268.1
Plus:
Debt assumed	114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred	$404.5

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The primary factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were the value of additional capacity and potential for future additional throughput.
The purchase price allocation to identifiable intangible assets, which are all amortizable, along with their respective weighted-average amortization periods at the acquisition date are as follows:

	Weighted - Average Remaining Amortization Years	(Dollars in millions)
Customer contracts	7	$24.0
Customer relationships	17	22.0
Permits	27	139.0
Total		$185.0
The purchase price includes a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume, price, and contract renewals.  The fair value of the contingent consideration at the acquisition date was estimated at $7.9 million and was based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales, and probability of contract renewal including length of future contracts, volume commitment, and anticipated price per ton. Contingent consideration is included in other deferred credits and liabilities on the Consolidated Balance Sheet.
The results of CMT have been included in the consolidated financial statements since the acquisition date and are reported in the Coal Logistics segment. CMT contributed revenues of $5.7 million and operating income of $2.6 million from the acquisition date to September 30, 2015.

The below unaudited pro forma estimated combined results of operations have been prepared assuming the acquisition of CMT had taken place at January 1, 2014. The following unaudited pro forma combined results of operations were prepared using historical financial information of CMT:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Total revenues	$343.5	$393.6	$1,041.8	$1,152.5
Net (loss) income	$(17.0)	$14.4	$(22.5)	$(32.2)
(Loss) income attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.37)	$0.06	$(0.63)	$(0.67)
Diluted	$(0.37)	$0.06	$(0.63)	$(0.67)
The pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts.
Cash received from customers based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided during the quarter is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income annually based on the terms of the contract. For the nine months ended September 30, 2015 and 2014, CMT deferred $5.1 million and $2.6 million in revenue, respectively, for its take-or-pay contracts. The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2014, or future results.
The Partnership incurred $2.2 million and $3.1 million, respectively, in acquisition and business development costs related to CMT as well as other targets for the three and nine months ended September 30, 2015. These expenses are included in selling, general and administrative expenses on the Combined and Consolidated Statements of Income.
3. Dropdown Transactions
Granite City Dropdowns
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, Illinois cokemaking facility ("Granite City") to the Partnership for a total transaction value of $244.4 million (the "Granite City Dropdown"). Subsequent to the Granite City Dropdown, we continued to own the general partner of the Partnership, which consisted of a 2.0 percent ownership interest and incentive distribution rights, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
The total transaction value of $244.4 million included the issuance of 1.9 million of the Partnership's common units with an aggregate value of $50.1 million to the Company and $1.0 million of general partner interests. In addition, the Partnership assumed and repaid $135.0 million of our 7.625 percent senior notes due in 2019 ("Notes") as well as $5.6 million of accrued interest, of which $1.0 million was included in interest expense, net on the Consolidated Statement of Operations. The total transaction value also included the applicable redemption premium of $7.7 million paid and included in interest expense, net on the Consolidated Statement of Operations. The Partnership withheld the remaining transaction value of $45.0 million to pre-fund our obligation to the Partnership for the anticipated cost of an environmental remediation project at Granite City. The Partnership funded the redemption of the Notes with net proceeds from a private placement of an additional $200.0 million of senior notes due in 2020 ("Partnership Notes"). See Note 9.
On August 12, 2015, the Company contributed an additional 23 percent interest in Granite City to the Partnership for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). The transaction value for the Granite City Supplemental Dropdown included the issuance of 1.2 million of the Partnership's common units totaling $17.9 million and $0.4 million of general partner interest to the Company. In addition, the Partnership assumed $44.6 million of our Notes and $0.1 million of accrued interest. The total transaction value also included interest incurred of $0.5 million, included in interest expense, net on the Consolidated Statement of Operations, and the applicable redemption premium of approximately $1.7 million, which will be recorded to interest expense upon redemption. The Partnership expects to access the capital markets for long-term financing at a later date.

We accounted for the Granite City Dropdown and Granite City Supplemental Dropdown as equity transactions, which resulted in increases in noncontrolling interest and decreases in SunCoke Energy's equity of $6.5 million and $1.5 million, respectively, representing the Partnership's common public unitholders' share of the book value of ownership interest received of $114.7 million, net of their share of the transaction value recorded through equity of $106.7 million.
Subsequent to the Granite City Supplemental Dropdown and the acquisition of CMT (Note 2), we continue to own the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and a 53.4 percent limited partner interest in the Partnership. The remaining 44.6 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
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
In conjunction with the Haverhill and Middletown Dropdown, the Partnership issued 3.2 million common units to the public for $88.7 million of net proceeds, which was completed on April 30, 2014, and received approximately $263.1 million of gross proceeds from the issuance of $250.0 million aggregate principal amount of 7.375 percent senior notes due 2020 through a private placement on May 9, 2014. In addition, the Partnership received $5.0 million to fund interest from February 1, 2014 to May 9, 2014, the period prior to the issuance. This interest was paid to noteholders on August 1, 2014. See Note 9.
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

.	Three months ended September 30		Nine months ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(23.5)	$(3.6)	$(41.0)	$(60.6)
Decrease in SunCoke Energy, Inc. equity for the contribution of 75 percent interest in Granite City	—	—	(6.5)	—
Decrease in SunCoke Energy, Inc. equity for the contribution of an additional 23 percent interest in Granite City	(1.5)	—	(1.5)	—
Increase in SunCoke Energy, Inc. equity for the contribution of 33 percent interest in Haverhill and Middletown	—	83.7	—	83.7
Change from net income attributable to SunCoke Energy, Inc. and dropdown transactions	$(25.0)	80.1	$(49.0)	$23.1
4. Coal Mining Business
In July 2014, after the Company's Board of Directors authorized the Company to sell and/or otherwise dispose of the Company’s Coal Mining business, we reflected our coal mining operations as discontinued operations with the related assets and liabilities presented as held for sale in the Company's consolidated financial statements. In connection with the potential sale, the Company reduced the carrying value of these assets and liabilities to fair value less estimated costs to sell and recorded a valuation allowance of $45.5 million against the assets and liabilities of the Coal Mining business at December 31, 2014.
Beginning in the second quarter of 2015, since a sale of our coal mining business was no longer probable, we reported our Coal Mining segment assets and liabilities as held and used for all periods presented. At June 30, 2015, the net assets were recorded at fair value, with no net impact on the Consolidated Statements of Operations during 2015. Additionally, the Consolidated Balance Sheet at December 31, 2014 was reclassified to reflect the coal mining assets and liabilities as held and used. There have been no changes since the second quarter of 2015 that would require further valuations of the Coal Mining business.
5. Related Party Transactions
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group was the previous owner of Raven Energy LLC and currently owns a 10.2 percent interest in the Partnership as part of the August 12, 2015 CMT acquisition. See Note 2. Coal Logistics recorded revenues derived from services provided to these related parties of $4.4 million for the three and nine months ended September 30, 2015. At September 30, 2015, receivables from Murray and Foresight of $4.5 million were included in receivables on the Consolidated Balance Sheet.
6. Inventories
The components of inventories were as follows:

	September 30, 2015	December 31, 2014

	(Dollars in millions)
Coal	$83.1	$100.9
Coke	5.6	6.9
Materials, supplies and other	35.9	34.4
Total inventories	$124.6	$142.2
7. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate for the three months ended September 30, 2015 was 56.4 percent primarily due to income tax expense of $3.8 million related to the acquisition of CMT and income tax expense, net of $2.0 million, due to the cancellation of the Harold Keene Coal Company sales agreement. The Company's effective tax rate for the nine months ended September 30, 2015 was 125.2 percent primarily due to items discussed previously, and income tax expense of $2.1 million related to additional valuation allowances associated with state and local taxes offset by income tax benefit of $1.4 million related to the Granite City Dropdown.
The Company’s effective tax rate for three months ended September 30, 2014 was 43.9 percent primarily due to the asset and goodwill impairment in the Coal Mining segment. The Company’s effective tax rate for nine months ended September 30, 2014 was 53.2 percent primarily due to the asset and goodwill impairment in the Coal Mining segment. In addition, we recorded income tax benefits of $2.0 million related to enacted reduction in Indiana statutory tax rate and $1.0 million related to tax credits and the impact of earnings that are attributable to noncontrolling ownership interests in partnerships.
The acquisition of CMT resulted in a book to tax basis difference related to the SunCoke Energy’s investment in SunCoke Energy Partners LP. As a result, the Company recorded a $55.6 million deferred tax liability, which reduced additional paid in capital.
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

8. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Accrued benefits	$21.3	$27.4
Other taxes payable	11.7	11.7
Accrued severance	4.3	13.0
Deferred revenue	7.6	—
Other	4.9	15.4
Total accrued liabilities	$49.8	$67.5
9. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$105.0	$240.0
7.375% senior notes, due 2020 (“Partnership Notes”), including original issue premium of $13.6 million and $11.5 million at September 30, 2015 and December 31, 2014, respectively.	613.6	411.5
Partnership's promissory note payable, due 2021 ("Promissory Note")	114.6	—
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	185.0	—
Debt issuance costs	(19.1)	(18.0)
Total debt	$999.1	$633.5
Less: current portion of long-term debt	1.1	—
Total long-term debt	$998.0	$633.5
Under the Company's credit agreement dated July 26, 2011, as amended ("Credit Agreement"), the Company has a $150.0 million revolving credit facility ("Revolving Facility"). At September 30, 2015, the Revolving Facility had letters of credit outstanding of $1.5 million, leaving $148.5 million available. The Partnership has a $250.0 million Partnership Revolver. On August 12, 2015, in connection with the funding of the acquisition of CMT, the Partnership drew $185.0 million on the Partnership Revolver at a rate that bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate, based on the Partnership's total ratios as defined by the Partnership's credit agreement. The spread is subject to change based on the Company's total leverage ratio, as defined in the credit agreement. As of September 30, 2015, the Partnership had $65.0 million available on the Partnership Revolver. During the nine months ended September 30, 2015, we incurred $0.6 million in connection with amendments of our Revolving Facility and the Partnership Revolver.
Also in connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's debt of $114.9 million ("Promissory Note"). Under the Partnership's third amendment to the amended and restated credit agreement ("Promissory Agreement") dated August 12, 2015, the Partnership shall repay a principal amount of $0.3 million on the Promissory Note each fiscal quarter ending prior to August 12, 2018. For each fiscal quarter ending after August 12, 2018, the Partnership shall repay a principal amount of $2.5 million on the Promissory Note. The entire outstanding amount of the Loan is due in full on August 12, 2021. The Promissory Note shall bear interest on the outstanding principal amount for each day from August 12, 2015, until it becomes due, at a rate per annum equal to 6.0 percent until August 12, 2018. After August 12, 2018, that rate shall be the LIBOR for the interest period then in effect plus 4.5 percent. Interest is due at the end of each fiscal quarter.
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
On August 12, 2015, in connection with the Granite City Supplemental Dropdown, the Partnership assumed from SunCoke $44.6 million of Notes.
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
Under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and is allowed unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75 million of total liquidity (cash on hand and revolver capacity). The Company is also subject to a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership's revolving credit facility, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable. 5.00:1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
Under the terms of the Promissory Agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the Promissory Agreement. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the Promissory Agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of September 30, 2015, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement, Partnership Revolver, and Promissory Agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On October 22, 2015, the Company redeemed $60.4 million of the outstanding Notes for $63.7 million which included accrued interest of $1.0 million and a redemption premium of $2.3 million. The company funded the redemption using cash of $3.3 million and $60.4 million from the Revolving Facility.
10. Retirement Benefits Plans
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
During June 2015, the plan purchased annuities using plan assets to satisfy the pension obligation. After funding the obligation, remaining pension assets totaled $0.7 million with no remaining pension obligation. As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheet, were recognized as expense. The net settlement loss of $12.6 million was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2015.
Defined benefit plan expense consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Interest cost on benefit obligations	$—	$0.3	$0.7	$1.1
Expected return on plan assets	—	(0.4)	(0.6)	(1.3)
Amortization of actuarial losses	—	0.2	0.4	0.4
Net settlement loss(1)	—	—	12.6	—
Total expense	$—	$0.1	$13.1	$0.2

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
Postretirement benefit plans expense (benefit) consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost	$—	$0.2	$—	$0.2
Interest cost on benefit obligations	0.3	0.3	0.9	1.1
Amortization of:
Actuarial losses	0.2	0.2	0.6	0.7
Prior service benefit	(0.2)	(1.4)	(0.9)	(4.2)
Curtailment gain	—	—	(4.0)	—
Total expense (benefit)	$0.3	$(0.7)	$(3.4)	$(2.2)
11. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $130 million related to these projects, of which we have spent approximately $88 million to date. The remaining capital is expected to be spent through the first quarter of 2018. A portion of the proceeds from the Partnership offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are being used to fund $119 million of these environmental remediation projects.

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
In the fourth quarter of 2013, the Company recorded an estimated liability of $2.5 million for the possible reimbursement of certain freight and handling costs incurred by ArcelorMittal related to shipments of coke that did not meet coke quality standards. During the second quarter of 2015, the Company resolved this matter and remitted $2.0 million to ArcelorMittal in the third quarter of 2015.
Other legal and administrative proceedings are pending or may be brought against the Company arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at September 30, 2015.
12. Restructuring
Coal Mining
In connection with the restructuring of our Coal Mining business, the Company recorded $12.5 million of employee-related restructuring costs in 2014 within our Coal Mining segment and does not expect to incur any additional charges. During 2015, we reduced our severance accrual by $2.3 million as a result of changes in estimates, including the relocation of certain coal employees to other areas of our business, the savings of which are included in selling, general and administrative expenses on the Consolidated Statements of Operations. The following table presents accrued restructuring and related activity for Coal Mining operations as of and for the nine months ended September 30, 2015, which is included in accrued liabilities on the Consolidated Balance Sheet:

Balance at December 31, 2014	$12.5
Changes in severance estimates	(2.3)
Cash payments	(8.1)
Balance at September 30, 2015	$2.1
Corporate
In the first quarter of 2014, we initiated a plan to reduce the workforce in our corporate office. We incurred total charges of $1.4 million in Corporate and Other related to this initiative and do not expect to incur any additional charges. The liability related to this restructuring was $0.5 million at December 31, 2014 and was fully paid during the nine months ended September 30, 2015.
13. Share-Based Compensation
During the nine months ended September 30, 2015, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted stock options to purchase 554,294 shares of common stock during the nine months ended September 30, 2015 with an exercise price equal to the closing price of our common stock on the date of grant. The stock options become exercisable in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2015 was $5.08 using the following weighted-average assumptions:

Nine Months Ended September 30, 2015
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
The Company recognized compensation expense of $0.4 million and $1.8 million for stock options during the three and nine months ended September 30, 2015, respectively, and compensation expense of $1.1 million and $3.8 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $2.8 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.5 years.
Restricted Stock Units
The Company issued 223,014 restricted stock units (“RSUs”) for shares of the Company’s common stock during the nine months ended September 30, 2015 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted-average fair value of the RSUs granted during the nine months ended September 30, 2015 of $16.66 was based on the closing price of our common stock on the date of grant. The Company estimated a ten percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $1.1 million and $3.2 million for RSUs during the three and nine months ended September 30, 2015, respectively, and compensation expense of $1.0 million and $2.9 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $4.5 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 1.6 years.
Performance Share Units
The Company issued 146,154 performance share units ("PSUs") for shares of the Company's common stock during the nine months ended September 30, 2015 that vest on December 31, 2017. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average fair value of the PSUs granted during the nine months ended September 30, 2015 is $17.58 and is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a zero percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
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
The Company recognized a reversal of compensation expense of $0.2 million and compensation expense of $0.5 million for PSUs during the three and nine months ended September 30, 2015, respectively, and compensation expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $2.2 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.0 years.

The Company issued $0.3 million of share-based compensation to the Company's Board of Directors during the nine months ended September 30, 2015.
14. Earnings per Share
Basic earnings per share has been computed by dividing net (loss) income available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.5	69.4	65.3	69.5
Add: Effect of dilutive share-based compensation awards	—	—	—	—
Weighted-average number of shares-diluted	64.5	69.4	65.3	69.5
The potential dilutive effect of 3.1 million stock options, 0.5 million restricted stock units and 0.1 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the three months ended September 30, 2015, and 2.8 million stock options, 0.5 million restricted stock units and 0.2 million performance share units were excluded from the computation of diluted weighted-average shares outstanding for the nine months ended September 30, 2015, as the shares would have been anti-dilutive.
Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share. Additionally, the Company repurchased $15.6 million of our common stock, or 1.3 million shares, in the open market for an average share price of $11.87, during the three months ended September 30, 2015, leaving $39.4 million available under the authorized repurchase program.
15. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined and Postretirement Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2014	$(9.4)	$(12.1)	$(21.5)
Other comprehensive loss before reclassifications	—	(3.2)	(3.2)
Amounts reclassified from accumulated other comprehensive loss	5.7	—	5.7
Net current period other comprehensive income (loss)	5.7	(3.2)	2.5
At September 30, 2015	$(3.7)	$(15.3)	$(19.0)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Prior service benefit(2)	$(0.2)	$(1.4)	$(0.9)	$(4.2)
Settlement loss(2)	—	—	13.5	—
Actuarial loss(2)	0.2	0.4	1.0	1.1
Curtailment gain(2)	—	—	(4.0)	—
Total expense (income) before taxes	—	(1.0)	9.6	(3.1)
Less income tax (benefit) expense	(0.1)	0.4	(3.9)	1.2
Total expense (income), net of tax	$(0.1)	$(0.6)	$5.7	$(1.9)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and defined benefit plan expense. See Note 10.
16. Fair Value Measurement
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $7.4 million and $88.2 million at September 30, 2015 and December 31, 2014, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
CMT Contingent Consideration
Contingent consideration related to the CMT acquisition is measured at fair value and amounted to $7.9 million at September 30, 2015. See Note 2.
India Equity Method Investment Valuation
As a result of the continued deterioration of market factors, primarily the continuation of low-priced Chinese coke imports and the resulting deterioration of coke margins, the Company evaluated the recoverability of its equity method investment in Visa SunCoke. As a result of this analysis, we recorded a $19.4 million impairment charge during the third quarter 2015. This impairment charge was included in loss from equity method investment on the Consolidated Statement of Operations and brought our investment in VISA SunCoke to zero.
The estimated fair value was based on a discounted cash flow analysis and we utilized inputs considered Level 3 in the fair value hierarchy. Key assumptions in the discounted cash flow analysis included the 13.5 percent discount rate and estimated cash flows which considered the timing and extent of future improvements in the Indian market, an important component of which is gross margin recovery. The continuing deterioration of market conditions has resulted in forecasted gross loss of $8 per ton to a forecasted gross margin gain of $13 per ton upon market recovery. A $5 per ton change in the gross margin assumption would impact the valuation of our investment by approximately $8 million. To the extent possible, the Company considered available market information and other third-party data and compared the inputs to relevant historical information.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2015, the fair value of the Company’s total debt was estimated to be $952.3 million, compared to a carrying amount of $1,018.2 million, which includes the original issue premium. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
17. Business Segment Information
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
Coal Logistics operations are comprised of SunCoke Lake Terminal, LLC ("Lake Terminal") located in Indiana, Kanawha River Terminals ("KRT") located in Kentucky and West Virginia and CMT located in Louisiana. This business provides coal handling and/or blending services to third party customers as well as SunCoke cokemaking facilities and has a collective capacity to blend and transload more than 40 million tons of coal annually. Coal handling and blending results are presented in the Coal Logistics segment.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$311.5	$349.9	$941.1	$1,027.9
Brazil Coke	8.0	8.9	26.4	27.2
Coal Logistics	13.8	8.7	29.7	28.1
Coal Logistics Intersegment Sales	5.7	4.9	15.3	13.6
Coal Mining	2.9	8.7	10.5	22.7
Coal Mining intersegment sales	25.3	37.0	74.3	106.3
Elimination of intersegment sales	(31.0)	(41.9)	(89.6)	(119.9)
Total sales and other operating revenue	$336.2	$376.2	$1,007.7	$1,105.9

Adjusted EBITDA:
Domestic Coke	$55.9	$72.4	$164.8	$183.5
Brazil Coke	3.4	2.5	10.1	6.7
India Coke	(0.8)	(1.3)	(1.9)	(1.7)
Coal Logistics	10.4	3.8	18.0	10.9
Coal Mining	(4.9)	(2.9)	(13.4)	(9.0)
Corporate and Other, including legacy costs, net(1)	(13.8)	$(10.3)	(46.1)	(31.6)
Total Adjusted EBITDA	$50.2	$64.2	$131.5	$158.8

Depreciation, depletion and amortization expense:
Domestic Coke(2)	$19.7	$19.3	$57.9	$60.9
Brazil Coke	0.2	0.1	0.5	0.3
Coal Logistics	3.5	2.0	7.2	5.6
Coal Mining(3)	1.6	0.8	8.1	11.5
Corporate and Other	0.6	0.6	2.1	2.1
Total depreciation, depletion and amortization expense	$25.6	$22.8	$75.8	$80.4

Capital expenditures:
Domestic Coke	$24.3	$23.8	$46.2	$95.9
Brazil Coke	—	0.2	—	0.6
Coal Logistics	0.7	1.2	1.2	2.0
Coal Mining	1.7	3.4	1.7	5.8
Corporate and Other	0.1	0.8	0.2	2.9
Total capital expenditures	$26.8	$29.4	$49.3	$107.2
(1) Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our current contractor mining business net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Royalty income	$0.3	$0.3	$0.4	$0.6
Black lung charges	(1.4)	(0.5)	(3.3)	(1.5)
Postretirement benefit plan (expense) benefit	(0.1)	0.2	3.7	0.8
Defined benefit plan expense	—	(0.1)	(13.1)	(0.2)
Workers compensation expense	(0.2)	(1.0)	(1.6)	(3.3)
Total legacy costs, net	$(1.4)	$(1.1)	$(13.9)	$(3.6)

(2) In prior years, the Company revised the estimated useful life of certain assets at Indiana Harbor in connection with both the refurbishment project as well as the additional work on the oven floors and sole flues, which resulted in additional depreciation of $0.4 million, or $0.01 per common share, and $3.0 million, or $0.04 per common share, for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million, or $0.02 per common share, and $12.4 million, or $0.18 per common share, for the nine months ended September 30, 2015 and 2014, respectively.
(3) Based on the Company plans to demolish the preparation plant, in 2015 we revised the estimated useful lives of certain coal preparation plant assets located at our Jewell facility, which resulted in additional depreciation of $4.7 million, or $0.07 per common share, during the nine months ended September 30, 2015.
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$295.9	$333.8	$893.7	$978.5
Steam and electricity sales	15.6	16.2	47.3	49.6
Operating and licensing fees	8.0	8.9	26.4	27.2
Metallurgical coal sales	2.3	7.3	8.9	18.8
Coal logistics	13.2	8.2	28.4	26.3
Other	1.2	1.8	3.0	5.5
Sales and other operating revenue	$336.2	$376.2	$1,007.7	$1,105.9
The following table sets forth the Company's segment assets:

	September 30, 2015	December 31, 2014
	(Dollars in millions)
Segment assets
Domestic Coke	$1,598.7	$1,577.9
Brazil Coke	49.2	61.6
India Coke	—	22.5
Coal Logistics	534.1	114.4
Coal Mining	26.2	45.9
Corporate and Other	42.7	131.4
Segment assets, excluding tax assets	2,250.9	1,953.7
Tax assets	29.5	32.4
Total assets	$2,280.4	$1,986.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, coal rationalization costs, sales discounts, Coal Logistics deferred revenue and interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Coal Logistics deferred revenue represents cash received on Coal Logistics take-or-pay contracts for which revenue has not yet been recognized under GAAP. Including Coal Logistics deferred revenue in Adjusted EBITDA reflects the cash flow of our contractual arrangements. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities cash flow, which is its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$30.1	$46.0	$75.2	$116.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	20.1	18.2	56.3	42.0
Adjusted EBITDA	$50.2	$64.2	$131.5	$158.8
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$19.8	$0.3	$20.8	$2.4
Nonrecurring coal rationalization costs(3)	0.8	0.3	0.4	0.8
Depreciation, depletion and amortization expense	25.6	22.8	75.8	80.4
Interest expense, net	14.6	11.9	50.9	51.1
Income tax expense (benefit)	4.8	6.1	5.1	(48.9)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(4)	—	—	—	(0.5)
Asset and goodwill impairment	—	16.4	—	119.5
Coal Logistics deferred revenue(5)	1.1	—	1.1	—
Net loss	$(16.5)	$6.4	$(22.6)	$(46.0)
Add:
Asset and goodwill impairment	$—	$16.4	$—	$119.5
Depreciation, depletion and amortization	25.6	22.8	75.8	80.4
Deferred income tax benefit	8.0	11.9	6.9	(58.0)
Loss on extinguishment of debt	—	—	9.4	15.4
Changes in working capital and other	(10.7)	(24.4)	13.5	(52.9)
Net cash provided by operating activities	$6.4	$33.1	$83.0	$58.4

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke. The three and nine months ended September 30, 2015 also reflect a $19.4 million impairment of our investment.

(3)	Nonrecurring coal rationalization costs include employee severance, contract termination costs and other one-time costs to idle mines incurred during the execution of our coal rationalization plan.

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

(5)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income for GAAP purposes related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts. Including take-or-pay shortfalls within Adjusted EBITDA matches cash flows with Adjusted EBITDA.

18. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement and $105 million of Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
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

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default", as defined under the indenture governing the Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the Notes;

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied; and

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$52.5	$283.7	$—	$336.2
Equity in (loss) earnings of subsidiaries	(14.9)	13.2	—	1.7	—
Other income	—	0.7	—	—	0.7
Total revenues	(14.9)	66.4	283.7	1.7	336.9
Costs and operating expenses
Cost of products sold and operating expense	—	46.2	220.1	—	266.3
Selling, general and administrative expense	1.9	8.6	11.4	—	21.9
Depreciation, depletion and amortization expense	—	3.7	21.9	—	25.6
Total costs and operating expenses	1.9	58.5	253.4	—	313.8
Operating (loss) income	(16.8)	7.9	30.3	1.7	23.1
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	2.1	—	12.5	—	14.6
Total financing expense (income), net	2.1	(1.9)	14.4	—	14.6
(Loss) Income before income tax expense (benefit) and loss from equity method investment	(18.9)	9.8	15.9	1.7	8.5
Income tax expense (benefit)	4.6	(3.2)	3.4	—	4.8
Loss from equity method investment	—	—	20.2	—	20.2
Net (loss) income	(23.5)	13.0	(7.7)	1.7	(16.5)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(23.5)	$13.0	$(14.7)	$1.7	$(23.5)
Comprehensive (loss) income	$(27.7)	$12.9	$(9.3)	$5.9	$(18.2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(27.7)	$12.9	$(16.3)	$5.9	$(25.2)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three months ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$61.5	$314.7	$—	$376.2
Equity in earnings (loss) of subsidiaries	11.0	31.6	—	(42.6)	—
Other (loss) income	(0.1)	0.9	—	—	0.8
Total revenues	10.9	94.0	314.7	(42.6)	377.0
Costs and operating expenses
Cost of products sold and operating expense	—	51.1	241.6	—	292.7
Selling, general and administrative expense	3.5	7.3	8.4	—	19.2
Depreciation, depletion and amortization expense	—	2.8	20.0	—	22.8
Asset and goodwill impairment	—	16.4	—	—	16.4
Total costs and operating expenses	3.5	77.6	270.0	—	351.1
Operating income (loss)	7.4	16.4	44.7	(42.6)	25.9
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense (income), net	5.2	(0.7)	7.4	—	11.9
Total financing expense (income), net	5.2	(2.6)	9.3	—	11.9
Income (loss) before income tax expense (benefit) and loss from equity method investment	2.2	19.0	35.4	(42.6)	14.0
Income tax expense (benefit) expense	5.8	0.5	(0.2)	—	6.1
Loss from equity method investment	—	—	1.5	—	1.5
Net (loss) income	(3.6)	18.5	34.1	(42.6)	6.4
Less: Net income attributable to noncontrolling interests	—	—	10.0	—	10.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(3.6)	$18.5	$24.1	$(42.6)	$(3.6)
Comprehensive (loss) income	$(6.6)	$17.9	$31.7	$(39.6)	$3.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	10.0	—	10.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(6.6)	$17.9	$21.7	$(39.6)	$(6.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$159.1	$848.6	$—	$1,007.7
Equity in (loss) earnings of subsidiaries	(23.2)	32.1	—	(8.9)	—
Other income (loss)	—	1.5	(0.1)	—	1.4
Total revenues	(23.2)	192.7	848.5	(8.9)	1,009.1
Costs and operating expenses
Cost of products sold and operating expense	—	153.9	670.5	—	824.4
Selling, general and administrative expense	7.4	17.1	29.4	—	53.9
Depreciation, depletion and amortization expense	—	14.5	61.3	—	75.8
Total costs and operating expenses	7.4	185.5	761.2	—	954.1
Operating (loss) income	(30.6)	7.2	87.3	(8.9)	55.0
Interest (income) expense, net - affiliate	—	(5.5)	5.5	—	—
Interest expense (income), net	7.2	(0.4)	44.1	—	50.9
Total financing expense (income), net	7.2	(5.9)	49.6	—	50.9
(Loss) income before income tax expense (benefit) and loss from equity method investment	(37.8)	13.1	37.7	(8.9)	4.1
Income tax expense (benefit)	3.2	(0.3)	2.2	—	5.1
Loss from equity method investment	—	—	21.6	—	21.6
Net (loss) income	(41.0)	13.4	13.9	(8.9)	(22.6)
Less: Net income attributable to noncontrolling interests	—	—	18.4	—	18.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(41.0)	$13.4	$(4.5)	$(8.9)	$(41.0)
Comprehensive (loss) income	$(41.0)	$19.1	$10.7	$(8.9)	$(20.1)
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.4	—	18.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(41.0)	$19.1	$(7.7)	$(8.9)	$(38.5)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$179.3	$926.6	$—	$1,105.9
Equity in (loss) earnings of subsidiaries	(50.3)	46.4	—	3.9	—
Other (loss) income	(0.1)	2.9	0.1	—	2.9
Total revenues	(50.4)	228.6	926.7	3.9	1,108.8
Costs and operating expenses
Cost of products sold and operating expense	—	145.0	741.7	—	886.7
Selling, general and administrative expense	10.4	26.9	25.7	—	63.0
Depreciation, depletion and amortization expense	—	17.6	62.8	—	80.4
Asset and goodwill impairment	—	119.5	—	—	119.5
Total costs and operating expenses	10.4	309.0	830.2	—	1,149.6
Operating (loss) income	(60.8)	(80.4)	96.5	3.9	(40.8)
Interest (income) expense, net - affiliate	—	(5.5)	5.5	—	—
Interest expense (income), net	21.3	(1.5)	31.3	—	51.1
Total financing expense (income), net	21.3	(7.0)	36.8	—	51.1
(Loss) income before income tax (benefit) expense and loss from equity method investment	(82.1)	(73.4)	59.7	3.9	(91.9)
Income tax (benefit) expense	(21.5)	(36.3)	8.9	—	(48.9)
Loss from equity method investment	—	—	3.0	—	3.0
Net (loss) income	(60.6)	(37.1)	47.8	3.9	(46.0)
Less: Net income attributable to noncontrolling interests	—	—	14.6	—	14.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(60.6)	$(37.1)	$33.2	$3.9	$(60.6)
Comprehensive (loss) income	$(61.2)	$(39.0)	$49.1	$4.5	$(46.6)
Less: Comprehensive income attributable to noncontrolling interests	—	—	14.6	—	14.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(61.2)	$(39.0)	$34.5	$4.5	$(61.2)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$15.7	$87.5	$—	$103.2
Receivables	—	10.6	65.7	—	76.3
Inventories	—	12.3	112.3	—	124.6
Income taxes receivable	17.9	—	6.3	(13.2)	11.0
Deferred income taxes	—	17.7	0.8	—	18.5
Other current assets	—	3.0	2.0	—	5.0
Advances to affiliate		242.9	—	(242.9)	—
Total current assets	17.9	302.2	274.6	(256.1)	338.6
Restricted cash	—	0.5	21.5	—	22.0
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazil cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	—	—	—
Properties, plants and equipment, net	—	80.5	1,516.6	—	1,597.1
Goodwill	—	3.4	69.1	—	72.5
Other intangible assets, net	—	3.0	190.2	—	193.2
Deferred charges and other assets	0.2	13.6	2.2	—	16.0
Investment in subsidiaries	508.3	664.6	—	(1,172.9)	—
Total assets	$526.4	$1,156.8	$2,415.2	$(1,818.0)	$2,280.4
Liabilities and Equity
Advances from affiliate	$139.3	$—	$103.6	$(242.9)	$—
Accounts payable	—	17.2	90.6	—	107.8
Accrued liabilities	0.1	22.4	27.3	—	49.8
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	0.8	—	8.3	—	9.1
Income taxes payable	—	13.2	—	(13.2)	—
Total current liabilities	140.2	52.8	230.9	(256.1)	167.8
Long-term debt	58.2	—	939.8	—	998.0
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	44.6	—	—	44.6
Retirement benefit liabilities	—	31.4	—	—	31.4
Deferred income taxes	46.3	331.3	2.8	—	380.4
Asset retirement obligations	—	13.7	8.2	—	21.9
Other deferred credits and liabilities	1.4	11.2	9.3	—	21.9
Total liabilities	246.1	785.0	1,280.0	(645.1)	1,666.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,460,681 shares at September 30, 2015	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at September 30, 2015	(140.7)	—	—	—	(140.7)
Additional paid-in capital	484.8	19.2	592.5	(611.7)	484.8
Accumulated other comprehensive (loss) income	(19.0)	(3.6)	(15.4)	19.0	(19.0)
Retained earnings	(45.5)	356.2	224.0	(580.2)	(45.5)
Total SunCoke Energy, Inc. stockholders’ equity	280.3	371.8	801.1	(1,172.9)	280.3
Noncontrolling interests	—	—	334.1	—	334.1
Total equity	280.3	371.8	1,135.2	(1,172.9)	614.4
Total liabilities and equity	$526.4	$1,156.8	$2,415.2	$(1,818.0)	$2,280.4

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$102.4	$36.6	$—	$139.0
Receivables	0.1	20.3	57.8	—	78.2
Inventories	—	17.8	124.4	—	142.2
Income tax receivable	28.0	—	—	(22.0)	6.0
Deferred income taxes	2.6	17.7	8.7	(2.6)	26.4
Other current assets	—	2.7	0.9	—	3.6
Advances to affiliates	—	99.1	—	(99.1)	—
Total current assets	30.7	260.0	228.4	(123.7)	395.4
Restricted cash	—	0.5	—	—	0.5
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Equity method investment in VISA SunCoke Limited	—	—	22.3	—	22.3
Properties, plants and equipment, net	—	88.1	1,391.9	—	1,480.0
Goodwill	—	3.4	8.2	—	11.6
Other intangible assets, net	—	3.5	6.9	—	10.4
Deferred charges and other assets	0.3	18.5	6.1	—	24.9
Investment in subsidiaries	718.2	760.1	—	(1,478.3)	—
Total assets	$749.2	$1,223.1	$2,004.8	$(1,991.0)	$1,986.1
Liabilities and Equity
Advances from affiliate	$73.4	$—	$25.7	$(99.1)	$—
Accounts payable	—	23.2	98.1	—	121.3
Accrued liabilities	0.1	45.6	21.8	—	67.5
Interest payable	7.6	—	12.3	—	19.9
Income taxes payable	—	18.9	3.1	(22.0)	—
Total current liabilities	81.1	87.7	161.0	(121.1)	208.7
Long-term debt	234.5	—	399.0	—	633.5
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	43.9	—	—	43.9
Retirement benefit liabilities	—	33.6	—	—	33.6
Deferred income taxes	—	235.1	89.4	(2.6)	321.9
Asset retirement obligations	—	14.3	7.9	—	22.2
Other deferred credits and liabilities	1.9	13.6	1.4	—	16.9
Total liabilities	317.5	728.2	747.7	(512.7)	1,280.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2014	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,251,529 shares at December 31, 2014	0.7	—	—	—	0.7
Treasury Stock, 4,977,115 shares at December 31, 2014	(105.0)	—	—	—	(105.0)
Additional paid-in capital	543.6	161.4	767.1	(928.5)	543.6
Accumulated other comprehensive (loss) income	(21.5)	(9.3)	(12.2)	21.5	(21.5)
Retained earnings	13.9	342.8	228.5	(571.3)	13.9
Total SunCoke Energy, Inc. stockholders’ equity	431.7	494.9	983.4	(1,478.3)	431.7
Noncontrolling interests	—	—	273.7	—	273.7
Total equity	431.7	494.9	1,257.1	(1,478.3)	705.4
Total liabilities and equity	$749.2	$1,223.1	$2,004.8	$(1,991.0)	$1,986.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(41.0)	$13.4	$13.9	$(8.9)	$(22.6)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization expense	—	14.5	61.3	—	75.8
Deferred income tax (benefit) expense	(6.8)	14.3	(0.6)	—	6.9
Settlement loss and expense for pension plan	—	13.1	—	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan	—	(6.4)	—	—	(6.4)
Share-based compensation expense	5.8	—	—	—	5.8
Equity in earnings (loss) of subsidiaries	23.2	(32.1)	—	8.9	—
Loss from equity method investment	—	—	21.6	—	21.6
Loss on extinguishment of debt	—	—	9.4	—	9.4
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	0.1	9.7	(1.8)	—	8.0
Inventories	—	6.9	13.8	—	20.7
Accounts payable	—	(4.3)	(6.1)	—	(10.4)
Accrued liabilities	—	(17.9)	(1.9)	—	(19.8)
Interest payable	(6.8)	—	(4.0)	—	(10.8)
Income taxes	10.1	(5.7)	(9.4)	—	(5.0)
Other	(0.4)	(3.6)	0.7	—	(3.3)
Net cash (used in) provided by operating activities	(15.8)	1.9	96.9	—	83.0
Cash Flows from Investing Activities:
Capital expenditures	—	(8.2)	(41.1)	—	(49.3)
Acquisition of business	—	—	(193.1)	—	(193.1)
Restricted cash	—	—	(21.5)	—	(21.5)
Net cash used in investing activities	—	(8.2)	(255.7)	—	(263.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.8)	—	(149.8)
Debt issuance costs	—	—	(4.8)	—	(4.8)
Proceeds from revolving facility	—	—	185.0	—	185.0
Cash distribution to noncontrolling interests	—	—	(31.0)	—	(31.0)
Shares repurchased	(35.7)	—	—	—	(35.7)
Units repurchased	—	—	(10.0)	—	(10.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(1.0)	—	—	—	(1.0)
Dividends paid	(18.4)	—	—	—	(18.4)
Net increase (decrease) in advances from affiliate	70.9	(80.4)	9.5	—	—
Net cash provided by (used in) financing activities	15.8	(80.4)	209.7	—	145.1
Net (decrease) increase in cash and cash equivalents	—	(86.7)	50.9	—	(35.8)
Cash and cash equivalents at beginning of period	—	102.4	36.6	—	139.0
Cash and cash equivalents at end of period	$—	$15.7	$87.5	$—	$103.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(60.6)	$(37.1)	$47.8	$3.9	$(46.0)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset and goodwill impairment	—	119.5	—	—	119.5
Depreciation, depletion and amortization expense	—	17.6	62.8	—	80.4
Deferred income tax (benefit) expense	(2.8)	(54.8)	(0.4)	—	(58.0)
Settlement loss and expense for pension plan	—	0.2	—	—	0.2
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(4.0)	—	—	(4.0)
Share-based compensation expense	7.6	—	—	—	7.6
Excess tax benefit from share-based awards	(0.3)	—	—	—	(0.3)
Equity in earnings (loss) of subsidiaries	50.3	(46.4)	—	(3.9)	—
Loss from equity method investment	—	—	3.0	—	3.0
Loss on extinguishment of debt	—	—	15.4	—	15.4
Changes in working capital pertaining to operating activities:
Receivables	—	31.0	(8.9)	—	22.1
Inventories	—	(1.5)	(15.3)	—	(16.8)
Accounts payable	—	(10.2)	(27.4)	—	(37.6)
Accrued liabilities	(0.4)	(4.5)	(11.5)	—	(16.4)
Interest payable	(10.5)	7.3	(7.0)	—	(10.2)
Income taxes payable	13.8	(23.5)	13.4	—	3.7
Other	(1.6)	(7.0)	4.4	—	(4.2)
Net cash (used in) provided by operating activities	(4.5)	(13.4)	76.3	—	58.4
Cash Flows from Investing Activities:
Capital expenditures	—	(8.1)	(99.1)	—	(107.2)
Net cash used in investing activities	—	(8.1)	(99.1)	—	(107.2)
Cash Flows from Financing Activities:
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	90.5	—	90.5
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	(0.2)	—	(276.3)	—	(276.5)
Debt issuance cost	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayments of revolving facility	—	—	(80.0)	—	(80.0)
Cash distribution to noncontrolling interests	—	—	(23.4)	—	(23.4)
Shares repurchased	(85.1)	—	—	—	(85.1)
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Excess tax benefit from share-based awards	0.3	—	—	—	0.3
Net increase (decrease) in advances from affiliates	87.6	(80.9)	(6.7)		—
Net cash provided by (used in) financing activities	4.5	(80.9)	6.4	—	(70.0)
Net (decrease) increase in cash and cash equivalents	—	(102.4)	(16.4)	—	(118.8)
Cash and cash equivalents at beginning of period	—	184.6	49.0	—	233.6
Cash and cash equivalents at end of period	$—	$82.2	$32.6	$—	$114.8

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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item.
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
We have designed, developed and built, and own and operate five cokemaking facilities in the U.S. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer and have a 49 percent joint venture interest in the operations of one cokemaking facility in India. The capacity of our five U.S. cokemaking facilities is approximately 4.2 million tons of coke per year. The cokemaking facility that we operate in Brazil has capacity of approximately 1.7 million tons of coke per year. Our cokemaking joint venture in India ("VISA SunCoke") is with VISA Steel Limited ("VISA Steel") and has cokemaking capacity of 440 thousand tons of coke per year.
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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of September 30, 2015, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.7 percent limited partner interest in the Partnership. The remaining 44.3 percent interest in the Partnership was held by public unitholders.

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
We also provide coal handling and/or blending services with our Coal Logistics business. Our newly acquired Convent Marine Terminal is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload 10 million tons of coal annually through its operations in Convent, Louisiana. See additional discussion of this acquisition in "Recent Developments" below. Our terminal located in East Chicago, Indiana, SunCoke Lake Terminal, LLC ("Lake Terminal"), provides coal handling and blending services to SunCoke's Indiana Harbor cokemaking operations. Kanawha River Terminals ("KRT") is a leading metallurgical and thermal coal blending and handling terminal service provider with collective capacity to blend and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and blending services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or blending services to our customers on a fee per ton basis. We provide blending and/or handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
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
Recent Developments

•	2015 Guidance Update
During the third quarter of 2015, the Company revised its full year 2015 Consolidated Adjusted EBITDA guidance range to be between $180 million to $190 million. This includes an expected Adjusted EBITDA benefit from the acquisition of the Convent Marine Terminal of approximately $20.0 million, offset primarily by volume shortfalls and cost under-recovery at our Indiana Harbor cokemaking facility.

•	Acquisition of Convent Marine Terminal
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT") for a total transaction value of $404.5 million. This transaction represents a significant expansion of the Partnership's Coal Logistics business and marks our entry into export coal handling. CMT is one of the largest export terminals on the U.S. gulf coast and provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the capability to transload 10 million tons of coal annually. The facility is supported by long-term contracts with volume commitments covering all of its current 10 million ton capacity. A $100 million capital investment has modernized and increased efficiency at the facility and when augmented with an additional $21.5 million in pre-funded investment, will expand capacity to 15 million tons and strengthen the terminal’s competitive profile.
The total transaction value of $404.5 million included the issuance of 4.8 million of the Partnership's common units to the previous owner of Raven Energy LLC, The Cline Group, with an aggregate value of $75.0 million, based on the unit price on the date of close. In addition, the Partnership assumed $114.9 million of a six-year term loan from Raven Energy LLC. The Partnership obtained additional funding for the transaction by drawing $185.0 million on the Partnership revolving credit facility ("Partnership Revolver"). The Partnership paid $193.1 million in cash, which was partially funded by SunCoke in exchange for 1.8 million of the Partnership's common units, with an aggregate value of $30.0 million. In connection with the acquisition, we made a capital contribution to the Partnership of approximately $2.3 million in order to preserve our 2 percent general partner interest. An additional $21.5 million in cash was withheld to fund the completion of expansion capital improvements at CMT, which is recorded in restricted cash on the Consolidated Balance Sheet.
The following table summarizes the consideration transferred to acquire CMT:

Fair Value of Consideration Transferred:	(Dollars in millions)
Cash	$193.1
Partnership common units	75.0
Assumption of Raven Energy LLC term loan	114.9
Cash withheld to fund capital expenditures	21.5
Total fair value of consideration transferred:	$404.5

•	Cokemaking dropdown to our master limited partnership and related financing transactions
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City, Illinois cokemaking facility ("Granite City") to the Partnership for a total transaction value of $244.4 million (the "Granite City Dropdown"). In connection with the Granite City Dropdown, the Partnership assumed and repaid $135.0 million of our 7.625 percent senior notes, due 2019 ("Notes") and issued an additional $200.0 million of the Partnership's 7.375 percent senior notes, due 2020, (the "Partnership Notes").
On August 12, 2015, the Company contributed an additional 23 percent interest in the Granite City cokemaking operations to the Partnership for $65.2 million (the "Granite City Supplemental Dropdown"). In connection with the Granite City Supplemental Dropdown, the Partnership assumed $44.6 million of our Notes. See Note 3 and Note 9 and to our consolidated financial statements for additional information on the Granite City dropdowns and related debt activities. We do not expect to complete any more dropdowns in 2015, subject to market conditions.

•	Investment in Visa Suncoke
As a result of the continued deterioration of market factors, primarily the continuation of low-priced Chinese coke imports and the resulting deterioration of coke margins, the Company evaluated the recoverability of its equity method investment in Visa SunCoke. As a result of this analysis, we recorded a $19.4 million impairment charge during the third quarter 2015. This impairment charge was included in loss from equity method investment on the Consolidated Statement of Operations and brought our investment in VISA SunCoke to zero. Consequently, beginning in the fourth quarter of 2015, we will suspend equity method accounting of the joint venture and no longer include the results of our share of VISA SunCoke in our consolidated financial statements. In accordance with GAAP, our share of future earnings of the joint venture will only be included in our results once the cumulative investment balance is no longer negative. The Company has no plans to make further capital contributions to this investment.

•	Temporary Idling of AK Steel Ashland, Kentucky Works and US. Steel Granite City Works Operations
In October, 2015, AK Steel announced it intends to temporarily idle portions of its Ashland, Kentucky Works operations as a result of challenging market conditions and U.S. Steel announced it may temporarily idle its Granite City Works operations subject to customer demand. Our Haverhill II cokemaking facility supplies coke to AK Steel's Ashland, Kentucky Works under a long-term, take-or-pay contract until 2022. Our Granite City cokemaking facility supplies coke to U.S. Steel’s Granite City Works under a long-term, take-or-pay contract until 2025. The temporary idling does not change any obligations that AK Steel or U.S. Steel have under these contracts.  Since the announcement, AK Steel and U.S. Steel have not idled their facilities and have continued to take all of the coke we have produced at our Haverhill II and Granite City facilities.
•Haverhill Chemicals
During the second quarter of 2015, Haverhill Chemicals LLC announced plans to shut down their facility adjacent to our Haverhill cokemaking operations.  This shutdown, were it to occur, would not impact our ability to produce coke.  The lost energy revenue from Haverhill Chemicals LLC and additional costs we expect to incur at our Haverhill facility are expected to be approximately $6 million during 2015. The negative impacts to the three and nine months ended September 30, 2015 results of $2.9 million and $4.2 million, respectively, were in line with management's expectations.

•	Black Lung Obligation
During the third quarter of 2015, the company experienced an increase in the number of new claims filed. As part of our coal rationalization plan, we significantly reduced our workforce in our Coal Mining business as we moved to a contractor mining model. We are still collecting information and have not concluded our evaluation of the validity of these claims, but we believe the impact may increase our black lung benefit obligation up to $4 million. We anticipate that we will have all required information to complete our evaluation in the fourth quarter of 2015.

•	Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50 million of its common units from time to time in open market transactions, including block trades, or in privately negotiated transactions. The Partnership repurchased $10.0 million of its common units during the three months ended September 30, 2015 receiving 634 thousand units for an average price of $15.78 per unit, leaving $40.0 million available under the authorized unit repurchase program.
•Pension Plan Termination
Effective May 30, 2014, Dominion Coal Corporation ("Dominion Coal"), a wholly-owned subsidiary of the Company, terminated its defined benefit plan, a plan that was previously generally offered to all full-time employees of Dominion Coal. In June 2015, the plan purchased annuities using plan assets, which triggered settlement accounting and resulted in a non-cash loss of $12.6 million recorded in cost of products sold and operating expense on the Consolidated Statements of Operations for the nine months ended September 30, 2015.

•	Coal Mining Business
Beginning in the second quarter of 2015, since a sale of our coal mining business was no longer probable, we reported our Coal Mining segment assets and liabilities as held and used for all periods presented. At June 30, 2015, the net assets were recorded at fair value, with no net impact on the Consolidated Statements of Operations during 2015. Additionally, the Consolidated Balance Sheet at December 31, 2014 was reclassified to reflect the coal mining assets and liabilities as held and used. There have been no changes since the second quarter of 2015 that would require further valuations of the Coal Mining business.
Third Quarter Key Financial Results

•	Revenues decreased $40.1 million, or 10.6 percent, to $336.9 million in the three months ended September 30, 2015, primarily due to the pass-through of lower coal prices.

•
Adjusted EBITDA was $50.2 million in the three months ended September 30, 2015 compared to $64.2 million in the three months ended September 30, 2014. The decrease was primarily driven by underperformance at our Indiana Harbor cokemaking facility and the impact of our customer's decision to idle its Haverhill Chemicals LLC facility, partially offset by the contribution of CMT.

•
Net loss attributable to SunCoke Energy, Inc. was $23.5 million and $3.6 million for the three months ended September 30, 2015 and 2014, respectively. The current year loss is primarily driven by a $19.4 million impairment to our equity method investment in VISA SunCoke, our joint venture in India.

•
Cash provided by operating activities was $83.0 million and $58.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase primarily reflects an improvement in working capital largely associated with lower accounts payable due to the timing of payments and higher inventory levels in the prior year period.

Items Impacting Comparability

•	Interest expense, net. Comparisons of interest expense, net between periods were impacted by higher debt balances and debt extinguishment costs.
Interest expense, net was $14.6 million and $11.9 million for the three months ended September 30, 2015 and 2014, respectively. The increase of $2.7 million was primarily driven by higher debt balances in the current year period.
Interest expense, net was $50.9 million and $51.1 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $0.2 million was primarily driven by loss on extinguishment of debt of $15.4 million in connection with the Haverhill and Middletown Dropdown in the prior year period, partially offset by loss on extinguishment of debt of $9.4 million in connection with the Granite City Dropdown in the current year period. Higher debt balances in the current year period also increased interest expense, net by $5.8 million.
See Note 9 to our consolidated financial statements.

•
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a third party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $7.0 million and $10.0 million during the three months ended September 30, 2015 and 2014, respectively. This decrease of $3.0 million was primarily driven by lower net income which decreased income attributable to noncontrolling interest by $4.0 million partially offset by an increase in noncontrolling interest from the Granite City Dropdown and the Granite City Supplemental Dropdown.

Noncontrolling interest was $18.4 million and $14.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of $3.8 million was primarily driven by an increase in noncontrolling interest of $6.5 million from the Granite City Dropdown and the Granite City Supplemental Dropdown and $6.2 million from the Haverhill and Middletown Dropdown. These increases were partially offset by lower net income at the Partnership.
See Note 3 to our consolidated financial statements for further details on dropdown transactions.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Revenues
Sales and other operating revenue	$336.2	$376.2	$1,007.7	$1,105.9
Other income	0.7	0.8	1.4	2.9
Total revenues	336.9	377.0	1,009.1	1,108.8
Costs and operating expenses
Cost of products sold and operating expense	266.3	292.7	824.4	886.7
Selling, general and administrative expense	21.9	19.2	53.9	63.0
Depreciation, depletion and amortization expense	25.6	22.8	75.8	80.4
Asset impairment	—	16.4	—	119.5
Total costs and operating expenses	313.8	351.1	954.1	1,149.6
Operating income (loss)	23.1	25.9	55.0	(40.8)
Interest expense, net	14.6	11.9	50.9	51.1
Income (loss) before income tax expense (benefit) and loss from equity method investment	8.5	14.0	4.1	(91.9)
Income tax expense (benefit)	4.8	6.1	5.1	(48.9)
Loss from equity method investment	20.2	1.5	21.6	3.0
Net (loss) income	(16.5)	6.4	(22.6)	(46.0)
Less: Net income attributable to noncontrolling interests	7.0	10.0	18.4	14.6
Net loss attributable to SunCoke Energy, Inc.	$(23.5)	$(3.6)	$(41.0)	$(60.6)
Revenues. Total revenues were $336.9 million and $377.0 million for the three months ended September 30, 2015 and 2014, respectively, and were $1,009.1 million and $1,108.8 million for the nine months ended September 30, 2015 and 2014, respectively. These decreases were primarily due to the pass-through of lower coal prices in our Domestic Coke segment, partially offset by additional revenues of $5.7 million from our newly acquired CMT business.
Costs and Operating Expenses. Total operating expenses were $313.8 million and $351.1 million for the three months ended September 30, 2015 and 2014, respectively, and were $954.1 million and $1,149.6 million for the nine months ended September 30, 2015 and 2014, respectively. The prior year periods include asset and goodwill impairment charges of $16.4 million and $119.5 million during the three and nine months ended September 30, 2014, respectively, related to our Coal Mining business. The current year periods include additional costs associated with our newly acquired CMT business of $3.1 million. Excluding these charges, both the three and nine month periods in the current year are lower than the prior year period primarily due to lower coal prices.
Interest Expense, Net. Interest expense, net was $14.6 million and $11.9 million for the three months ended September 30, 2015 and 2014, respectively, and was $50.9 million and $51.1 million for the nine months ended September 30, 2015 and 2014, respectively. Comparability between periods was impacted by higher debt balances and the dropdown financing activities previously discussed in "Items Impacting Comparability."
Income Taxes. We recorded an income tax benefit of $4.8 million for the three months ended September 30, 2015 compared to $6.1 million for the corresponding period of 2014. We recorded income tax expense of $5.1 million for the nine months ended September 30, 2015 compared to an income tax benefit of $48.9 million for the corresponding period of 2014. The Company's effective tax rate for the three months ended September 30, 2015 was 56.4 percent primarily due to income tax expense of $3.8 million related to the acquisition of CMT and income tax expense, net of $2.0 million, due to the cancellation of the Harold Keene Coal Company sales agreement. The Company's effective tax rate for the nine months ended September 30, 2015 was 125.2 percent primarily due to items discussed previously, and income tax expense of $2.1 million related to additional valuation allowances associated with state and local taxes offset by income tax benefit of $1.4 million related to the Granite City Dropdown.
Loss from Equity Method Investment. We recognize our share of earnings in VISA SunCoke on a one-month lag. In the three months ended September 30, 2015 and 2014 we recognized a loss from equity method investment of $20.2 million and $1.5 million, respectively, and in the nine months ended September 30, 2015 and 2014, we recognized a loss from equity method investment of $21.6 million and $3.0 million, respectively. The current year periods include a $19.4 million impairment charge to our equity method investment previously discussed in "Recent Developments." Performance in all periods was affected by a weak coke pricing environment due primarily to the impact of Chinese coke imports.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’
interest in SunCoke Energy Partners, L.P. as well as a third party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $7.0 million and $10.0 million during the three months ended September 30, 2015 and 2014, respectively, and was $18.4 million and $14.6 million for the nine months ended September 30, 2015 and 2014, respectively. Comparability between periods was impacted by Partnership equity issuances and changes in the public unitholders' ownership previously discussed in "Items Impacting Comparability."
Results of Reportable Business Segments
We report our business results through five segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively;

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	India Coke consists of our cokemaking joint venture with VISA Steel in Odisha, India;

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia;

•	Coal Logistics consists of our coal handling and/or blending services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, it is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See "Non-GAAP Financial Measures" near the end of this Item.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$311.5	$349.9	$941.1	$1,027.9
Brazil Coke	8.0	8.9	26.4	27.2
Coal Logistics	13.8	8.7	29.7	28.1
Coal Logistics Intersegment Sales	5.7	4.9	15.3	13.6
Coal Mining	2.9	8.7	10.5	22.7
Coal Mining intersegment sales	25.3	37.0	74.3	106.3
Elimination of intersegment sales	(31.0)	(41.9)	(89.6)	(119.9)
Total sales and other operating revenue	$336.2	$376.2	$1,007.7	$1,105.9
Adjusted EBITDA(1):
Domestic Coke	55.9	72.4	164.8	183.5
Brazil Coke	3.4	2.5	10.1	6.7
India Coke	(0.8)	(1.3)	(1.9)	(1.7)
Coal Logistics	10.4	3.8	18.0	10.9
Coal Mining	(4.9)	(2.9)	(13.4)	(9.0)
Corporate and Other, including legacy costs, net(2)	(13.8)	(10.3)	(46.1)	(31.6)
Total Adjusted EBITDA	$50.2	$64.2	$131.5	$158.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	98%	102%	98%	98%
Domestic Coke production volumes (thousands of tons)	1,049	1,090	3,094	3,092
Domestic Coke sales volumes (thousands of tons)	1,043	1,074	3,102	3,081
Domestic Coke Adjusted EBITDA per ton(3)	53.60	67.41	53.13	59.56
Brazilian Coke production—operated facility (thousands of tons)	449	431	1324	1097
Indian Coke sales (thousands of tons)(4)	71	77	253	285
Coal Logistics Operating Data:
Tons handled (thousands of tons)	5,149	4,772	13,309	14,736
Coal Logistics Adjusted EBITDA per ton handled(5)	2.02	0.80	1.35	0.74

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)
Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our current contractor mining business, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Royalty income	$0.3	$0.3	$0.4	$0.6
Black lung charges	(1.4)	(0.5)	(3.3)	$(1.5)
Postretirement benefit plan (expense) benefit	(0.1)	0.2	3.7	$0.8
Defined benefit plan expense	—	(0.1)	(13.1)	$(0.2)
Workers compensation expense	(0.2)	(1.0)	(1.6)	$(3.3)
Total legacy costs, net	$(1.4)	$(1.1)	$(13.9)	$(3.6)

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Represents 100% of VISA SunCoke sales volumes.

(5)	Reflects Coal Logistics Adjusted EBITDA divided by Coal Logistics tons handled.
Analysis of Segment Results
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $38.4 million, or 11.0 percent, to $311.5 million for the three months ended September 30, 2015 compared to $349.9 million for the three months ended September 30, 2014. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $23.1 million. Lower volumes of 31 thousand tons decreased revenues $10.8 million. The remaining decrease of $4.5 million was primarily the result of lower reimbursement of operating and maintenance costs, driven by the change in Indiana Harbor's cost recovery mechanism in 2015 from an annually negotiated budget amount with a cap for certain expenses and cost sharing of any differences from budgeted amounts to a fixed recovery per ton.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $16.5 million, or 22.8 percent, to $55.9 million for the three months ended September 30, 2015 compared to $72.4 million in the same period of 2014. Underperformance at Indiana Harbor, including the $5.3 million impact of the change in Indiana Harbor's cost recovery mechanism discussed above, as well as underperformance related to volume shortfalls, decreased Adjusted EBITDA $11.4 million over the same prior year period. The impact of our customer's decision to idle its Haverhill Chemicals LLC facility, with whom we have a steam supply agreement, further decreased adjusted EBITDA by $2.9 million. The remaining decrease of $2.2 million is primarily related to lower coal-to-coke yields resulting from higher coal moistures.
Depreciation and amortization expense, which was not included in segment profitability, increased $0.4 million to $19.7 million in the three months ended September 30, 2015 compared to $19.3 million in the same period of 2014. The increase was primarily due to depreciation expense in the current period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility as well as additional depreciation of $1.0 million, or $0.01 per common share, related to certain assets at both our Indiana Harbor and Haverhill facilities.  These increases were offset by additional depreciation of $3.0 million, or $0.04 per share, during the three months ended September 30, 2014, due to the change to the estimated useful life of certain assets at Indiana Harbor in connection with the refurbishment project.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $0.9 million, or 10.1 percent, to $8.0 million for the three months ended September 30, 2015 compared to $8.9 million for the same period of 2014. The decrease was mainly due to lower reimbursable operating and maintenance costs of $1.9 million, partially offset by higher volumes and an increase in price due to favorable translation adjustments compared to the same prior year period.

Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $0.9 million, or 36.0 percent, to $3.4 million for the three months ended September 30, 2015 as compared to $2.5 million for the same period of 2014 primarily due to increases in volumes and price as discussed above.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag. Our share of Adjusted EBITDA remained reasonably consistent with the prior year period at a loss of $0.8 million in the three months ended September 30, 2015 compared to a loss of $1.3 million during the same period in the prior year. Performance in both periods continued to be affected by a weak coke pricing environment due to increased Chinese coke imports.
Impairment expense of $19.4 million, which was not included in segment profitability, was recorded for the three months ended September 30, 2015 with no impairment expense in the same period of 2014. See further discussion in "Recent Developments" above.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased to $19.5 million for the three months ended September 30, 2015 compared to $13.6 million for the corresponding period of 2014. The increase was primarily due to additional revenue from our newly acquired CMT business of $5.7 million. Excluding CMT, more favorable pricing on higher volumes of blending services, which increased revenues $1.4 million, were largely offset by lower volumes of 440 tons, which decreased revenues $1.2 million.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased to $10.4 million for the three months ended September 30, 2015 compared to $3.8 million for the corresponding period of 2014. The acquisition of CMT provided additional Adjusted EBITDA of $5.4 million. Excluding CMT, higher margins caused by a shift in sales mix and cost savings primarily drove the remaining increase of $1.2 million.
Depreciation and amortization expense, which was not included in segment profitability, was $3.5 million for the three months ended September 30, 2015 compared to $2.0 million for the same period of 2014, primarily due to additional depreciation and amortization expense associated with CMT, which was acquired on August 12, 2015.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $17.5 million to $28.2 million for the three months ended September 30, 2015 compared to $45.7 million for the corresponding period of 2014, primarily driven by lower volume of 124 thousand tons, which decreased revenues $12.6 million. The remaining decrease is primarily the result of a $12 per ton decline in price driven by depressed market conditions.
Adjusted EBITDA
Adjusted EBITDA was a loss of $4.9 million for the three months ended September 30, 2015 compared to a loss of $2.9 million in the prior year period. The decrease in Adjusted EBITDA was primarily driven by the unfavorable impact in average coal sales price as discussed above, partially offset by lower cash costs of approximately $2 per ton.
Depreciation and depletion expense, which was not included in segment profitability, increased $0.8 million, to $1.6 million for the three months ended September 30, 2015 compared to $0.8 million for the same period of 2014. As a result of our previous held for sale presentation, depreciation for most of our coal mining assets was suspended beginning in July 2014 through the first half of 2015.
Corporate and Other
Corporate and other expenses increased $3.5 million to $13.8 million for the three months ended September 30, 2015 compared to $10.3 million in the same period of 2014, primarily resulting from acquisition and business development costs of $2.2 million and severance costs of $2.2 million. These increases were offset by decreases of $0.9 million primarily driven by lower stock compensation expense as well as lower accrued bonus expense compared to the prior year period.
Depreciation and amortization expense, which was not included in segment profitability, remained consistent at $0.6 million for both the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $86.8 million, or 8.4 percent, to $941.1 million for the nine months ended September 30, 2015 compared to $1,027.9 million for the nine months ended September 30, 2014. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $67.8 million. The change in Indiana Harbor's cost recovery mechanism previously discussed decreased revenues $25.3 million over the same prior year period. These decreases were partly offset by an increases of $6.3 million primarily driven by higher volumes of 21 thousand tons compared the prior year period.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $18.7 million, or 10.2 percent, to $164.8 million for the nine months ended September 30, 2015 compared to $183.5 million in the same period of 2014. The change in Indiana Harbor's cost recovery mechanism, as discussed above, decreased Adjusted EBITDA $25.3 million over the same prior year period. The impact of our customer's decision to idle its Haverhill Chemicals LLC facility, with whom we have a steam supply agreement, further decreased Adjusted EBITDA by $4.2 million. These decreases were partially offset increases of $10.8 million primarily related to lower operating and maintenance spending, largely at Indiana Harbor.
Depreciation and amortization expense, which was not included in segment profitability, decreased $3.0 million to $57.9 million in the nine months ended September 30, 2015 compared to $60.9 million in the same period of 2014, primarily due to additional depreciation of $12.4 million, or $0.18 per common share, in the prior year related to the Indiana Harbor refurbishment. This decrease was mostly offset by depreciation expense in the current year period on certain environmental remediation assets placed in service at our Haverhill cokemaking facility. In the fourth quarter of 2015, we anticipate additional depreciation of $1.6 million, or $0.02 per common share, associated with floor and flue replacements at Indiana Harbor.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue remained relatively consistent at $26.4 million for the nine months ended September 30, 2015 and $27.2 million for the same period of 2014. The provisions in our contract provide for a minimum guarantee fee arrangement. Volumes increased 227 thousand tons over the prior year period, which increased revenues $4.6 million. This increase was more than offset by lower price due to unfavorable translation adjustments as well as the impact of the minimum guarantee payment in the prior year period.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment increased $3.4 million to $10.1 million for the nine months ended September 30, 2015 as compared to $6.7 million for the same period of 2014. This increase was driven by higher volumes of 227 thousand, which increased Adjusted EBITDA $2.0 million, as well as $1.6 million of favorable translation adjustments in the current year period. These increases were slightly offset by the impact of the minimum guarantee payment in the prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
India Coke
We recognize our 49 percent share of earnings in VISA SunCoke on a one-month lag. Our share of Adjusted EBITDA decreased by $0.2 million to a loss of $1.9 million in the nine months ended September 30, 2015 from a loss of $1.7 million during the same prior year period. Performance in both periods continued to be affected by a weak coke pricing environment due to increased Chinese coke imports.
Impairment expense of $19.4 million, which was not included in segment profitability, was recorded for the nine months ended September 30, 2015 with no impairment expense in the same period of 2014. See further discussion in "Recent Developments" above.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased to $45.0 million for the nine months ended September 30, 2015 compared to $41.7 million for the corresponding period of 2014. The increase was primarily due to additional revenue from our newly acquired CMT business of $5.7 million. Excluding CMT, more favorable pricing on higher volumes of blending services increased revenues $3.7 million, but were more than offset by an overall decrease in volume, which decreased revenues $6.1 million.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA was $18.0 million for the nine months ended September 30, 2015 compared to $10.9 million in the corresponding period of 2014. The acquisition of CMT provided additional Adjusted EBITDA of $5.4 million on 817 thousand tons. Excluding CMT, the increase reflected a higher volume of blending services compared to the prior year period, which yielded more favorable margins and increased Adjusted EBITDA $3.2 million. Lower spending also increased Adjusted EBITDA $0.6 million. These increases were partially offset by decreases of $2.1 million, primarily driven by lower overall volume.
Depreciation and amortization expense, which was not included in segment profitability, increased $1.6 million, to $7.2 million for the nine months ended September 30, 2015 compared to $5.6 million for the same prior year period, primarily due to additional depreciation and amortization expense associated with CMT, which was acquired on August 12, 2015.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $44.2 million to $84.8 million for the nine months ended September 30, 2015 compared to $129.0 million for the corresponding period of 2014, primarily driven by lower volume of 316 thousand tons, which decreased revenues $31.5 million. The remaining decrease is the result of an $11 per ton decrease in price driven by depressed market conditions.
Adjusted EBITDA
Adjusted EBITDA decreased $4.4 million, or 48.9 percent, to a loss of $13.4 million for the nine months ended September 30, 2015 from a loss of $9.0 million for the same period in 2014, which included a favorable $4.5 million fair value adjustment to the HKCC contingent consideration arrangement. The impact of lower coal prices, which decreased Adjusted EBITDA $10.0 million, was offset by cost savings during the current year period as well as the absence of allocation of corporate costs, which are no longer allocated in our current contract mining model and were suspended beginning in the third quarter of 2014 in conjunction with our previous held for sale presentation.
Depreciation and depletion expense, which was not included in segment profitability, decreased $3.4 million, to $8.1 million for the nine months ended September 30, 2015 compared to $11.5 million for the same period of 2014. As a result of our previous held for sale presentation of most of our coal mining assets, depreciation was suspended beginning in July 2014 through the first half of 2015. This was partially offset by additional depreciation of $4.7 million, or $0.07 per common share, in the current year period as a result of our plans to demolish the coal preparation plant.
Corporate and Other
Corporate expenses were $46.1 million for the nine months ended September 30, 2015 compared to $31.6 million in the same period of 2014. The increase was driven by $12.6 million in non-cash pension plan termination charges in the second quarter 2015. The remaining increase of $1.9 million was related to acquisition and business development costs of $3.1 million, as well as severance costs of $2.2million, partially offset by lower employee costs driven by lower headcount.
Depreciation and amortization expense, which was not included in segment profitability, was consistent with the prior year period at $2.1 million during both the nine months ended September 30, 2015 and 2014, respectively.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations and borrowings under debt financing arrangements. As of September 30, 2015, we had $103.2 million of cash and cash equivalents and $213.5 million of borrowing availability under our credit facilities. We believe these sources will be sufficient to fund our short-term and long-term planned operations, including capital expenditures, stock repurchases and dividend payments. We are prudently managing liquidity in light of our customers' ongoing labor negotiations. Our sources of liquidity as well as future borrowings or equity issuances may be necessary to fund growth opportunities.
As discussed above in "Recent Developments," on August 12, 2015 the Partnership drew $185.0 million on the Partnership's revolving credit facility ("Partnership Revolver") to partially fund the acquisition of CMT. The Partnership expects to access the capital markets for long-term financing at a later date.
Also in connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's debt of $114.9 million ("Promissory Note"). Under the Partnership's third amendment to the amended and restated credit agreement ("Promissory

Agreement") dated August 12, 2015, the Partnership shall repay a principal amount of $0.3 million on the Promissory Note each fiscal quarter ending prior to August 12, 2018. For each fiscal quarter ending after August 12, 2018, the Partnership shall repay a principal amount of $2.5 million on the Promissory Note. The entire outstanding amount of the Loan is due in full on August 12, 2021. The Promissory Note shall bear interest on the outstanding principal amount for each day from August 12, 2015, until it becomes due, at a rate per annum equal to 6.0 percent until August 12, 2018. After August 12, 2018, that rate shall be the LIBOR for the interest period then in effect plus 4.5 percent. Interest is due at the end of each fiscal quarter.
Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share. Additionally, the Company repurchased $15.6 million of our common stock, or 1.3 million shares, in the open market for an average share price of $11.87, during the three months ended September 30, 2015, leaving $39.4 million available under the authorized repurchase program.
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50 million of its common units from time to time in open market transactions, including block trades, or in privately negotiated transactions. The Partnership repurchased $10.0 million of its common units during the three months ended September 30, 2015 receiving 634 thousand units for an average price of $15.78 per unit, leaving $40.0 million available under the authorized unit repurchase program.
On October 9, 2015, our Board of Directors declared a cash dividend of $0.15 per share, which will be paid on December 7, 2015, to shareholders of record at the close of business on November 18, 2015. Our payment of dividends in the future will be determined by the Company's Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
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
Under the terms of the Credit Agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00, calculated by dividing total debt by EBITDA as defined by the Credit Agreement, and is allowed unlimited restricted payment capacity if the Company maintains a consolidated leverage ratio less than 2.00 and has at least $75.0 million of total liquidity (cash on hand and revolver capacity). The Company is also subject to a minimum consolidated interest coverage ratio of 2.75:1.00, calculated by dividing EBITDA by interest expense as defined by the Credit Agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 (and, if applicable.5.00:1.00 during the remainder of any fiscal quarter and the two immediately succeeding fiscal quarters following our acquisition of additional assets having a fair market value greater than $50 million), calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50:1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver.
Under the terms of the Promissory Agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the Promissory Agreement. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the Promissory Agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Partnership Revolver could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of September 30, 2015, the Company and the Partnership were in compliance with all applicable debt covenants contained in the Credit Agreement, Partnership Revolver, and Promissory Agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
On October 22, 2015, the Company redeemed $60.4 million of the outstanding Notes for $63.7 million which included accrued interest of $1.0 million and a redemption premium of $2.3 million. The company funded the redemption using cash of $3.3 million and $60.4 million from the revolving credit facility ("Revolving Facility").

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Net cash provided by operating activities	$83.0	$58.4
Net cash used in investing activities	(263.9)	(107.2)
Net cash provided by (used in) financing activities	145.1	(70.0)
Net decrease in cash and cash equivalents	$(35.8)	$(118.8)
Cash Flows from Operating Activities
For the nine months ended September 30, 2015, net cash provided by operating activities was $83.0 million compared to $58.4 million in the corresponding period of 2014. The increase primarily reflects working capital changes associated with lower inventory due to the current year period wind down of a strategic build in inventory levels from the second half of 2014 and lower coal prices. Further increasing operating cash flow was the settlement of $13.1 million of accrued sales discounts in the prior year period and increased accounts payables due to the timing of payments. These increases were offset by a late customer payment, received on October 1, 2015, which increased accounts receivable $18.0 million, severance payments of $8.6 during 2015, and lower operating performance in the current year period.
Cash Flows from Investing Activities
Cash used in investing activities of $263.9 million increased $156.7 million for the nine months ended September 30, 2015 as compared to the corresponding period of 2014 due to the acquisition of CMT resulting in an investing cash outflow of $193.1 and an additional $21.5 million of restricted cash withheld to fund the completion of expansion capital improvements. The cash withheld is included in restricted cash on the Consolidated Balance Sheet. The increase is partially offset by higher capital expenditures related to the Indiana Harbor refurbishment and environmental remediation project at Haverhill in the prior year period.
Cash Flows from Financing Activities
For the nine months ended September 30, 2015, net cash provided by financing activities was $145.1 million compared to net cash used in financing activities of $70.0 million for the nine months ended September 30, 2014. In 2015, the Partnership received gross proceeds of $210.8 million from the issuance of Partnership Notes as well as proceeds of $185.0 million drawn on the Partnership Revolver. These cash inflows were partially offset by the repayment of $149.8 million of long-term debt, including a redemption premium of $7.7 million to complete the repayment of certain debt, and debt issuance costs of $4.8 million. During the first nine months of 2015, the Company also paid $35.7 million to repurchase shares under the repurchase program and paid dividends totaling $18.4 million. The Partnership paid $10.0 million to repurchase units under the unit repurchase program and paid quarterly cash distributions of $31.0 million to public unitholders of the Partnership.
During the nine months ended September 30, 2014, we received net proceeds of $90.5 million from the issuance of common units in SunCoke Energy Partners, L.P. to common unit holders, $88.7 million of which was received during the second quarter of 2014 from the issuance of 3,220,000 common units in connection with the Haverhill and Middletown Dropdown with the balance related to issuances under our equity distribution agreement. We also received $268.1 million from the issuance of Partnership Notes. These cash inflows were partially offset by the repayment of $276.5 million of long term debt, including a market premium of $11.4 million to complete the tender of certain debt, and debt issuance costs of $5.8 million. We also had a net repayment on the revolving facility of $40 million and paid $85.1 million for the repurchase of common stock, $75.0 million of which was a prepayment for the variable term forward share repurchase agreement for which shares were delivered in October 2014. During the nine months ended September 30, 2014, the Partnership paid quarterly cash distributions of $23.4 million to public unitholders of the Partnership.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Nine Months Ended September 30,
	2015	2014

	(Dollars in millions)
Ongoing capital	$27.0	$40.9
Environmental remediation capital(1)	18.6	40.2
Expansion capital:
Indiana Harbor	2.4	23.3
Other capital expansion	1.3	2.8
Total	$49.3	$107.2

(1)	Includes capitalized interest of $2.6 million in both the nine months ended September 30, 2015 and 2014, respectively.
In 2015, we expect our capital expenditures to be approximately $75 million to $80 million, which is comprised of the following:

•	Ongoing capital expenditures of approximately $52 million, of which $20 million will be spent at the Partnership;

•
Environmental remediation capital expenditures of approximately $20 million, all of which will be spent at the Partnership and was funded with a portion of the proceeds of the Partnership offering and subsequent asset dropdowns; and

•	Expansion capital expenditures of approximately $5 million.
In total, we anticipate spending approximately $130 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $88 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2018.
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 11 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Critical Accounting Policies
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment at least annually during the fourth quarter. Other than the impairment recorded to our coal mining business in the prior year period, there were no impairments of goodwill or other intangible assets during the periods presented. All other intangible assets have finite useful lives and are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
Other than the item listed above, there have been no significant changes to our accounting policies during the nine months ended September 30, 2015. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 24, 2015 for a summary of these policies.

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
Adjusted EBITDA represents earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) adjusted for impairments, coal rationalization costs, sales discounts, Coal Logistics deferred revenue and interest, taxes, depreciation and amortization attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA. Coal Logistics deferred revenue represents cash received on Coal Logistics take-or-pay contracts for which revenue has not yet been recognized under GAAP. Including Coal Logistics deferred revenue in Adjusted EBITDA reflects the cash flow of our contractual arrangements. Our Adjusted EBITDA also includes EBITDA attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP. Below is a reconciliation of Adjusted EBITDA to its closest GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$30.1	$46.0	$75.2	$116.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	20.1	18.2	56.3	42.0
Adjusted EBITDA	$50.2	$64.2	$131.5	$158.8
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$19.8	$0.3	$20.8	$2.4
Nonrecurring coal rationalization costs(3)	0.8	0.3	0.4	0.8
Depreciation, depletion and amortization expense	25.6	22.8	75.8	80.4
Interest expense, net	14.6	11.9	50.9	51.1
Income tax expense (benefit)	4.8	6.1	5.1	(48.9)
Sales discounts provided to customers due to sharing of nonconventional fuel tax credits(4)	—	—	—	(0.5)
Asset and goodwill impairment	—	16.4	—	119.5
Coal Logistics deferred revenue(5)	1.1	—	1.1	—
Net loss	$(16.5)	$6.4	$(22.6)	$(46.0)
Add:
Asset and goodwill impairment	$—	$16.4	$—	$119.5
Depreciation, depletion and amortization	25.6	22.8	75.8	80.4
Deferred income tax benefit	8.0	11.9	6.9	(58.0)
Loss on extinguishment of debt	—	—	9.4	15.4
Changes in working capital and other	(10.7)	(24.4)	13.5	(52.9)
Net cash provided by operating activities	$6.4	$33.1	$83.0	$58.4

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke. The three and nine months ended September 30, 2015 also reflect a $19.4 million impairment of our investment.

(3)	Nonrecurring coal rationalization costs include employee severance, contract termination costs and other one-time costs to idle mines incurred during the execution of our coal rationalization plan.

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

(5)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income for GAAP purposes related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts. Including take-or-pay shortfalls within Adjusted EBITDA matches cash flows with Adjusted EBITDA.

Below is a reconciliation of 2015 Estimated Adjusted EBITDA to its closest GAAP measures:

	2015
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$102	$110
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	78	80
Adjusted EBITDA	$180	$190
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	21	21
Nonrecurring coal rationalization costs(3)	1	1
Depreciation, depletion and amortization expense	103	103
Interest expense, net	68	67
Income tax expense (benefit)	—	3
Coal Logistics deferred revenue(4)	(3)	(3)
Net loss	$(10)	$(2)
Add:
Depreciation, depletion and amortization	103	103
Loss on extinguishment of debt	9	9
Changes in working capital and other	26	38
Coal Logistics deferred revenue(4)	(3)	(3)
Net cash provided by operating activities	$125	$145

(1)	Represents Adjusted EBITDA attributable to SXCP public unitholders and to DTE Energy's interest in Indiana Harbor.

(2)	Represents SunCoke's share of India JV interest, taxes and depreciation expense. The three and nine months ended September 30, 2015 reflect a $19.4 million impairment of our investment.

(3)	Nonrecurring coal rationalization costs include employee severance, contract termination costs and other one-time costs to idle mines incurred during the execution of our coal rationalization plan.

(4)
Coal Logistics deferred revenue represents revenue excluded from sales and other operating income related to the timing of revenue recognition on the Coal Logistics take-or-pay contracts, and reflects take-or-pay volume during the pre-acquisition period which, for GAAP purposes, is recognized as earnings at year-end.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” "Quantitative and Qualitative Disclosures about Market Risk," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, the Partnership acquired Raven Energy LLC ("Raven") and considers the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. See Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 11 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
If we are unable to realize the anticipated benefits from planned maintenance activities and additional measures to control costs at our Indiana Harbor cokemaking operations, our future financial performance, results of operations and cash flows could be materially and adversely affected.
During the third quarter of 2015, we undertook a comprehensive review of performance challenges at our Indiana Harbor cokemaking operations. As a result of this review, we are implementing a revised approach for stabilizing Indiana Harbor operations to address deteriorating coke oven conditions and to improve plant costs and capital performance, including rebuilding certain ovens. Previous coke oven and plant refurbishment efforts have not delivered expected results.
Despite the recently implemented holistic plan of refurbishment to restore the integrity of coke oven structures, unexpected costs and challenges may arise and there is a risk of continuing mechanical failures and deterioration of assets leading to production curtailments, shutdowns or additional expenditures at our Indiana Harbor operations, any or all of which could significantly disrupt our coke production and our ability to supply coke to our customer.
If the implementation of these systematic planned maintenance activities to improve operating performance at Indiana Harbor (and related additional measures to control and benchmark costs) do not produce the expected benefits, our future financial performance, results of operations and cash flows could be materially and adversely affected.
Other than the item above, there have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and Form 10-Q for the six months ended June 30, 2015.
`Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    Under the $150.0 million share repurchase program authorized by the Company's Board of Directors on July 23, 2014, the Company entered into a share repurchase agreement on January 28, 2015 for the buyback of $20.0 million of our common stock. On March 18, 2015, 1.2 million shares were received for an average price of $16.89 per share. Additionally, the Company repurchased $15.6 million of our common stock, or 1.3 million shares, in the open market for an average share price of $11.87, during the three months ended September 30, 2015, leaving $39.4 million available under the authorized repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs

July 1 – 31, 2015	—	$—	—	$55,000,000
August 1 – 31, 2015	1,316,262	$11.87	1,316,262	$39,377,825
September 1 – 30, 2015	—	$—	—	$39,377,825
For the quarter ended September 30, 2015	1,316,262
Item 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1*	Confidential General Release and Separation Agreement, dated as of September 25, 2015, by and between SunCoke Energy, Inc. and Michael J. Thomson.

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on October 27, 2015, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive loss, (iii) the Combined and Consolidated Balance Sheets; (iv) the Combined and Consolidated Statements of Cash Flows; and, (v) the Combined and Consolidated Statement of Equity; (vi) the Notes to Combined and Consolidated Financial Statements.

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

SunCoke Energy, Inc.

Dated:	October 27, 2015	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)