Form 10-Q
period 2016-03-31
SunCoke Energy, Inc.
filed 2016-04-27
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 22, 2016, there were 64,160,088 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$310.5	$323.9
Other income	0.6	0.1
Total revenues	311.1	324.0
Costs and operating expenses
Cost of products sold and operating expenses	239.0	262.1
Selling, general and administrative expenses	23.7	12.6
Depreciation and amortization expense	28.2	23.8
Asset impairment	10.7	—
Total costs and operating expenses	301.6	298.5
Operating income	9.5	25.5
Interest expense, net	14.0	13.9
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income before income tax expense and loss from equity method investment	15.9	2.2
Income tax expense	3.3	1.1
Loss from equity method investment	—	0.7
Net income	12.6	0.4
Less: Net income attributable to noncontrolling interests	16.7	4.4
Net loss attributable to SunCoke Energy, Inc.	$(4.1)	$(4.0)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)
Weighted average number of common shares outstanding:
Basic	64.1	66.2
Diluted	64.1	66.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Net income	$12.6	$0.4
Other comprehensive income (loss):
Reclassifications of prior service benefit, actuarial loss amortization and curtailment gain to earnings (net of related tax expense of $1.6 million for the three months ended March 31, 2015)	—	(2.4)
Currency translation adjustment	0.4	(1.1)
Comprehensive income (loss)	13.0	(3.1)
Less: Comprehensive income attributable to noncontrolling interests	16.7	4.4
Comprehensive loss attributable to SunCoke Energy, Inc.	$(3.7)	$(7.5)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$101.8	$123.4
Receivables	71.6	64.6
Inventories	107.7	121.8
Income tax receivable	12.2	11.6
Other current assets	8.7	3.9
Assets held for sale	0.8	0.9
Total current assets	302.8	326.2
Restricted cash	10.3	18.2
Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment (net of accumulated depreciation of $685.9 million and $656.4 million at March 31, 2016 and December 31, 2015, respectively)	1,567.6	1,582.0
Goodwill	70.5	71.1
Other intangible assets, net	187.5	190.2
Deferred charges and other assets	10.1	15.4
Long-term assets held for sale	—	11.4
Total assets	$2,189.8	$2,255.5
Liabilities and Equity
Accounts payable	$89.6	$99.8
Accrued liabilities	55.4	45.0
Current portion of long-term debt	1.1	1.1
Interest payable	7.3	18.9
Liabilities held for sale	6.7	0.9
Total current liabilities	160.1	165.7
Long-term debt	944.8	997.7
Accrual for black lung benefits	44.9	44.7
Retirement benefit liabilities	30.7	31.3
Deferred income taxes	352.4	349.0
Asset retirement obligations	13.6	16.3
Other deferred credits and liabilities	18.6	22.1
Long-term liabilities held for sale	—	5.9
Total liabilities	1,565.1	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,637,745 and 71,489,448 shares at March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at March 31, 2016 and December 31, 2015, respectively	(140.7)	(140.7)
Additional paid-in capital	487.3	486.1
Accumulated other comprehensive loss	(19.4)	(19.8)
Retained deficit	(40.5)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	287.4	289.9
Noncontrolling interests	337.3	332.9
Total equity	624.7	622.8
Total liabilities and equity	$2,189.8	$2,255.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$12.6	$0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	10.7	—
Depreciation and amortization expense	28.2	23.8
Deferred income tax expense	3.2	3.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(0.6)	(4.7)
Share-based compensation expense	1.7	1.5
Loss from equity method investment	—	0.7
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital pertaining to operating activities (net of changes in held for sale working capital):
Receivables	(7.0)	16.7
Inventories	14.2	11.5
Accounts payable	(5.8)	(13.5)
Accrued liabilities	9.4	(16.7)
Interest payable	(11.6)	(11.2)
Income taxes	(0.6)	(2.8)
Other	(4.6)	(7.1)
Net cash provided by operating activities	29.4	11.1
Cash Flows from Investing Activities:
Capital expenditures	(13.8)	(8.3)
Decrease in restricted cash	7.9	—
Other investing activities	0.6	—
Net cash used in investing activities	(5.3)	(8.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt	(32.9)	(149.5)
Debt issuance costs	—	(4.2)
Proceeds from revolving facility	20.0	—
Repayment of revolving facility	(20.0)	—
Cash distribution to noncontrolling interests	(12.3)	(9.1)
Shares repurchased	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	(0.5)
Dividends paid	—	(3.9)
Net cash (used in) provided by financing activities	(45.7)	23.6
Net (decrease) increase in cash and cash equivalents	(21.6)	26.4
Cash and cash equivalents at beginning of period	123.4	139.0
Cash and cash equivalents at end of period	$101.8	$165.4
Supplemental Disclosure of Cash Flow Information
Interest paid	$26.4	$25.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net (loss) income	—	—	—	—	—	—	(4.1)	(4.1)	16.7	12.6
Currency translation adjustment	—	—	—	—	—	0.4	—	0.4	—	0.4
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(12.3)	(12.3)
Share-based compensation expense	—	—	—	—	1.7	—	—	1.7	—	1.7
Share issuances, net of shares withheld for taxes	148,297	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At March 31, 2016	71,637,745	$0.7	7,477,657	$(140.7)	$487.3	$(19.4)	$(40.5)	$287.4	$337.3	$624.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” "we," "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S."), which consists of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. Internationally, we operate a cokemaking facility in Brazil, in which we have a preferred stock investment. We also own and operate a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal").
We have a cokemaking joint venture with VISA Steel Limited in India called VISA SunCoke Limited ("VISA SunCoke"). In 2015 we impaired our 49 percent investment in VISA SunCoke to zero, and consequently, beginning in the fourth quarter of 2015, we no longer include our share of VISA SunCoke in our financial results.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At March 31, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-10, "Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing." ASU 2016-10 clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. It is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. It is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Coal Mining Business
During 2016, the Company successfully disposed of its coal mining business to Revelation Energy, LLC ("Revelation") who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations.
Under the terms of the divestiture agreement, which closed in April of 2016, Revelation received $10.3 million from the Company to take ownership of the assets and associated costs. See Note 18. The terms of this agreement were approved by the Company's Board of Directors in March 2016, and as a result, the assets and liabilities to be disposed of, or the disposal group, were presented as held for sale on the Consolidated Balance Sheet as of March 31, 2016. The Consolidated Balance Sheet as of December 31, 2015 has been reclassified to conform with current period presentation. During the first quarter of 2016, the Company recognized $9.2 million in net losses associated with this divestiture. This loss included an impairment charge of $10.7 million, which reduced the carrying value of the long-lived assets to be disposed of to zero based on the value implied by the terms of the divestiture agreement with Revelation. Partially offsetting the $10.7 million charge was a $1.5 million gain recognized in connection with the disposal of certain coal mining permits and related reclamation obligations in exchange for a $1.8 million payment made to Revelation in March 2016. This gain was recorded as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations.
The assets of the disposal group were previously reported as part of the Coal Mining reportable segment. Certain coal mining assets and liabilities, primarily coal inventory, were retained by the Company and continue to be included in the Coal Mining segment.  Summarized below are the assets and liabilities of our coal business presented as held for sale on our Consolidated Balance Sheets:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Assets
Receivables	$0.6	$0.6
Inventories	0.2	0.3
Properties, plants and equipment, net	10.7	—
Valuation allowance	(10.7)	—
Total current assets held for sale	0.8	0.9
Properties, plants and equipment, net	—	11.4
Total assets held for sale	$0.8	$12.3
Liabilities
Accounts payable	$0.1	$0.1
Accrued liabilities	0.7	0.8
Asset retirement obligations	5.9	—
Total current liabilities held for sale	6.7	0.9
Asset retirement obligations	—	5.9
Total liabilities held for sale	$6.7	$6.8

3. Related Party Transactions
Our Coal Logistics business provides coal handling and storage services to Murray Energy Corporation ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Coal Logistics recorded revenues derived from services provided to these related parties of $5.1 million for the three months ended March 31, 2016. At March 31, 2016, receivables from Murray and Foresight were $13.5 million, which were recorded in receivables on the Consolidated Balance Sheet, and deferred revenue for minimum volume payments was $8.7 million, which was recorded in accrued liabilities on the Consolidated Balance Sheet. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.
As part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheet. During the first quarter of 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of March 31, 2016 of $10.3 million is primarily related to the new state-of-the-art ship loader, which will allow for faster coal loading onto larger ships.
Additionally, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, with the resulting $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the three months ended March 31, 2016. See Note 15.
4. Inventories
The components of inventories were as follows:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Coal	$64.5	$76.5
Coke	6.7	8.8
Materials, supplies and other	36.5	36.5
Total inventories	$107.7	$121.8
5. Goodwill and Other Intangible Assets
Goodwill allocated to SunCoke's reportable segments as of March 31, 2016 and changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows:

	Domestic Coke	Coal Logistics	Total

	(Dollars in millions)
Net balance at December 31, 2015	$3.4	$67.7	$71.1
Adjustments(1)	—	(0.6)	(0.6)
Net balance at March 31, 2016	$3.4	$67.1	$70.5

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. There were no events or circumstances in the first quarter of 2016 that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.

The components of gross and net intangible assets were as follows:

		March 31, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	6	$31.7	$7.0	$24.7	$31.7	$6.1	$25.6
Customer relationships	14	28.7	2.3	26.4	28.7	1.8	26.9
Permits	26	139.0	3.2	135.8	139.0	1.9	137.1
Trade name	3	1.2	0.6	0.6	1.2	0.6	0.6
Total		$200.6	$13.1	$187.5	$200.6	$10.4	$190.2

Total amortization expense for intangible assets subject to amortization was $2.7 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. Based on the carrying value of the finite-lived intangible assets as of March 31, 2016, we estimated amortization expense for each of the next five years as follows:

Amount

(Dollars in millions)
2016(1)	$8.4
2017	11.1
2018	11.1
2019	10.9
2020	10.7
2021-Thereafter	135.3
Total	$187.5

(1) Excludes amortization expense recorded during three months ended March 31, 2016.
6. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate for the three months ended March 31, 2016 was 20.8 percent, as compared to the 35 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships, partially offset by income tax expense of $0.8 million related to the reversal of the deferred tax asset for equity compensation previously recorded.
The Company’s effective tax rate for three months ended March 31, 2015 was 50.0 percent, as compared to the 35 percent federal statutory rate, primarily due to income tax expense of $2.2 million related to additional valuation allowances associated with state and local taxes, offset by income tax benefit of $1.4 million related to the January 2015 dropdown of a 75 percent interest in Granite City ("Granite City Dropdown") and the impact of earnings attributable to noncontrolling ownership interests in partnerships.
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

7. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Accrued benefits	$17.1	$20.3
Other taxes payable	10.5	8.4
Accrued severance	3.0	4.7
Deferred revenue	11.3	2.1
Current portion of black lung liability	5.2	5.2
Other	8.3	4.3
Total accrued liabilities	$55.4	$45.0
8. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$44.6	$44.6
SunCoke's revolving credit facility, due 2019 ("Revolving Facility")	60.4	60.4
7.375% senior notes, due 2020 (“Partnership Notes”)	499.7	552.5
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	182.0	182.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	114.0	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
Total borrowings	$950.7	$1,003.8
Original issue premium	10.2	12.1
Debt issuance costs	(15.0)	(17.1)
Total debt	945.9	998.8
Less: current portion of long-term debt	1.1	1.1
Total long-term debt	$944.8	$997.7
During the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market. This resulted in a $20.4 million gain on extinguishment of debt, which included a write-off of $0.2 million of unamortized original issue premium, net of unamortized debt issuance costs.
During the first quarter of 2016, as a result of continued overall depressed coal market conditions and the Company’s credit downgrade in late 2015, the Company issued $30.8 million of letters of credit as collateral to its surety providers. These letters of credit were issued in connection with certain contractual obligations, including reclamation obligations, black lung, workers’ compensation, general liability and other financial guarantee obligations.  These letters of credit lower the Company's borrowing availability under the Revolving Facility. As of March 31, 2016, the Revolving Facility had letters of credit outstanding of $33.6 million and an outstanding balance of $60.4 million, leaving $56.0 million available subject to the terms of the Credit Agreement.
During the first quarter of 2016, the Partnership issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations. These letters of credit lower the Partnership's borrowing availability under the Partnership Revolver. At March 31, 2016, the Partnership Revolver had $1.5 million of letters of credit outstanding and an outstanding balance of $182.0 million, leaving $66.5 million available.
The Partnership repaid $0.3 million of the Promissory Note on March 31, 2016, in accordance with the Promissory Note repayment schedule.
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
Under the terms of the promissory agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the promissory agreement. For any fiscal quarter ending on or after August 12, 2018, the maximum leverage ratio is 4.50:1.00. Additionally, in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the promissory agreement.
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
As of March 31, 2016, the Company and the Partnership were in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
9. Retirement Benefits Plans
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
The termination of coal mining employees during the first quarter of 2015 triggered a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income. Postretirement benefit plans expense (benefit) consisted of the following components:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3
Amortization of:
Actuarial losses	0.2	0.2
Prior service benefit	(0.2)	(0.4)
Curtailment gain	—	(4.0)
Total expense (benefit)	$0.3	$(3.9)
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $1.6 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

10. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $130 million related to these projects, of which we have spent approximately $90 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs, a Finding of Violation ("FOV"), and information requests from the EPA related to our Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”), resolution of the NOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The parties are meeting regularly in 2016. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. At this time, SunCoke Energy cannot yet assess any additional injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to determine a range of probable or reasonably possible loss.
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
11. Restructuring
    In connection with the restructuring of our Coal Mining business, the Company recorded $10.2 million of employee-related restructuring costs prior to December 31, 2015 within our Coal Mining segment. An additional $0.2 million of severance was recorded in the first quarter of 2016 in connection with the disposition of the coal business in April 2016.
In the third and fourth quarter of 2015, we reduced the workforce in our corporate office and incurred total charges of $2.3 million and $1.8 million, respectively, in Corporate and Other.
The following table presents accrued restructuring and related activity for Coal Mining and Corporate and Other as of and for the three months ended March 31, 2016, which is included in accrued liabilities on the Consolidated Balance Sheet:

	Coal Mining	Corporate	Total

	(Dollars in millions)
Balance at December 31, 2015	$0.8	$3.9	$4.7
Charges	0.2	—	0.2
Cash payments	(0.4)	(1.5)	(1.9)
Balance at March 31, 2016	$0.6	$2.4	$3.0

12. Share-Based Compensation
Equity Awards
During the three months ended March 31, 2016, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”).
Stock Options
We granted the following stock options to purchase shares of common stock during the three months ended March 31, 2016 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Grant Date Fair Value
Stock options:
February grants	95,001	$3.80	$1.71
March grants	90,925	$6.03	$2.78
Performance based options:
February grants	58,448	$3.80	$1.06
March grants	90,925	$6.03	$2.42
The stock options vest in three equal annual installments beginning one year from the date of grant. In order to become exercisable, the performance based options also require the closing price of the Company's common stock to reach or exceed $9.50 for any 15 trading days during the three-year period beginning on the grant date. The stock options expire ten years from the date of grant. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2016 was based on using the following weighted-average assumptions:

Three Months Ended March 31, 2016
Risk-free interest rate	1.25%
Expected term	5 years
Volatility	52%
Dividend yield	0.0%
The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The expected term of the employee options represent the average contractual term adjusted by the average vesting period of each option tranche. We based our expected volatility on our historical volatility over our entire available trading history. The dividend yield assumption is based on the Company’s expectation of dividend payouts at the time of grant. The Company estimated a 16 percent forfeiture rate for options, excluding those issued to certain executive employees, which were estimated at a zero percent forfeiture rate. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $0.5 million and $0.6 million for stock options during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options. This compensation cost is expected to be recognized over the next 1.3 years.
Restricted Stock Units Settled in Shares
The Company did not issue any restricted stock units (“RSUs”) for shares of the Company’s common stock during the three months ended March 31, 2016. The Company recognized compensation expense of $0.9 million for RSUs during both the three months ended March 31, 2016 and 2015, respectively. The Company estimated an 18 percent forfeiture rate for these awards, excluding those issued to certain executive employees, which were estimated at a zero percent forfeiture rate. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs. As of March 31, 2016, there was $2.9 million of total unrecognized compensation cost related to nonvested RSUs. This compensation cost is expected to be recognized over the next 1.5 years. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the three months ended March 31, 2016 that vest on December 31, 2018:

	ROIC Portion(1)		TSR Portion(2)		Total
	Shares	Fair Value per Share	Shares	Fair Value per Share	Grant Date Fair Value
					(Dollars in millions)
February grants	105,210	$5.66	105,210	$5.81	$1.2
March grants(3)	67,167	$10.51	201,500	$6.35	$2.0
(1) The number of PSU's ultimately awarded will be determined by the Company's three year average pre-tax return on capital for the Company's Coke and Coal Logistics business. If at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, the pre-tax return on capital portion of the award, as adjusted, will be multiplied by two.
(2) The number of PSU's ultimately awarded will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600.
(3) The final vesting value of the TSR portion of this award cannot exceed $4.9 million.
Each portion of the award may vest between zero and 200 percent of the original units granted. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The fair value of the PSUs granted during the three months ended March 31, 2016 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The Company estimated a zero percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Company recognized compensation expense of $0.3 million and $0.2 million for PSUs during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $4.0 million of total unrecognized compensation cost related to nonvested PSUs. This compensation cost is expected to be recognized over the next 2.6 years.
Liability Classified Awards
Restricted Stock Units Settled in Cash
The Company issued 196,908 restricted stock units to be settled in cash ("Cash RSUs") during the three months ended March 31, 2016 that vest in three annual installments beginning one year from the grant date. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2016 was $3.80 and was based on the closing price of our common stock on the day of grant. The Company estimated an 18 percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The Cash RSU liability at March 31, 2016 was recorded based on the closing price of our common stock on March 31, 2016 of $6.50 per share. The Cash RSU liability at March 31, 2016 and the related compensation expense recognized during the three months then ended were not material. As of March 31, 2016, there was $1.0 million of total unrecognized compensation cost related to nonvested Cash RSUs. This compensation cost is expected to be recognized over the next 2.5 years.
Cash Incentive Award
The Company also granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan ("SunCoke LTCIP"), which became effective January 1, 2016. SunCoke LTCIP is designed to provide for performance-based, cash-settled awards.
The Company issued a grant date fair value award of $0.9 million during the three months ended March 31, 2016 that vest on December 31, 2018. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTCIP. The ultimate award value will be adjusted based upon the Company's three year average pre-tax return on capital for the Company's Coke and Coal Logistics business, and if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, the award, as adjusted, will be multiplied by two, but will be capped at 200 percent of the target award. The Company estimated a 16 percent forfeiture rate for these awards. This estimated forfeiture rate may be revised in subsequent periods if the actual forfeiture rate differs.
The cash incentive award liability at March 31, 2016 was recorded based on the Company's adjusted three year average pre-tax return on capital for the Company's Coke and Coal Logistics business and a Monte Carlo simulation for the market multiplier. The cash incentive award liability at March 31, 2016 and the related compensation expense recognized during the three months then ended were not material. As of March 31, 2016, there was $0.7 million of total unrecognized compensation cost related to nonvested awards. This compensation cost is expected to be recognized over the next 2.8 years.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS:

	Three Months Ended March 31,
	2016	2015

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.1	66.2
Add: Effect of dilutive share-based compensation awards	—	—
Weighted-average number of shares-diluted	64.1	66.2
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015

	(Shares in millions)
Stock options	3.0	2.3
Restricted stock units	0.4	0.5
Performance stock units	0.2	0.1
Total	3.6	2.9
14. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined and Postretirement Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2015	$(4.6)	$(15.2)	$(19.8)
Other comprehensive income before reclassifications	—	0.4	0.4
Net current period other comprehensive income	—	0.4	0.4
At March 31, 2016	$(4.6)	$(14.8)	$(19.4)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Actuarial loss(2) (3)	$0.2	$0.4
Prior service benefit(2)	(0.2)	(0.4)
Curtailment gain(2)	—	(4.0)
Total income before taxes	—	(4.0)
Less income tax expense	—	1.6
Total income, net of tax	$—	$(2.4)

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and defined benefit plan expense. See Note 9.

(3)	The Three months ended March 31, 2015 includes $0.2 million of amortization of actuarial losses related to the Company's defined benefit plan, which was terminated in the second quarter of 2015.
15. Fair Value Measurement
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $2.0 million and $15.4 million at March 31, 2016 and December 31, 2015, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability to $4.2 million at March 31, 2016. The contingent consideration liability is included in other deferred credits and liabilities on the Consolidated Balance Sheet.
The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales, and probability of contract renewal including length of future contracts, volume commitment, and anticipated price per ton.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
The Company's Board of Directors approved the divestiture of the Company's coal mining business in March of 2016, and as a result, the disposal group is presented as held for sale on the Consolidated Balance Sheet as of March 31, 2016. Based on the value implied by terms of the agreement, the Company recorded an impairment charge of $10.7 million during the first quarter of 2016, which reduced the carrying value of the long-lived assets within the disposal group to zero. Note 2.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2016, the fair value of the Company’s total debt was estimated to be $799.5 million, compared to a carrying amount of $950.7 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
16. Business Segment Information
The Company reports its business through four segments: Domestic Coke, Brazil Coke, Coal Logistics and Coal Mining. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is sold to third-party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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
Coal Logistics operations are comprised of CMT located in Louisiana, KRT located in Kentucky and West Virginia, and Lake Terminal, located in Indiana. This business provides coal handling and/or mixing services to third-party customers as well as SunCoke cokemaking facilities and has a collective capacity to mix and transload more than 40 million tons of coal annually and has storage capacity of 3 million tons. Coal handling and mixing results are presented in the Coal Logistics segment.
Until April 2016 when the business was divested, the Coal Mining segment conducted coal mining operations near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia, which were mined by contractors. Prior to April 2016, a substantial portion of the coal production was sold to the Jewell cokemaking facility for conversion into coke. Some coal was also sold to other cokemaking facilities within the Domestic Coke segment. Historically, intersegment Coal Mining revenues for coal sales to the Domestic Coke segment were reflective of the contract price that the facilities within the Domestic Coke segment charge their customers, which approximated the market prices for this quality of metallurgical coal. In 2016, the Company transitioned to a 100 percent purchased third-party coal model, which resulted in a shift of coal transportation costs from the Coal Mining segment to the Domestic Coke segment beginning in the first quarter of 2016. These additional transportation costs are included in the intersegment Coal Mining revenues to Domestic Coke. It is impracticable to show the impacts of this change in our coal procurement model in segment results on a comparable basis.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining expenses (i.e. black lung, workers' compensation and other postretirement employee benefit obligations). These legacy costs are included in Corporate and Other Adjusted EBITDA. Interest expense, net, which consists principally of interest income and interest expense, net of capitalized interest, and gains and losses on extinguishment of debt are also excluded from segment results. Segment assets, net of tax are those assets utilized within a specific segment and exclude current tax receivables and assets held for sale.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$289.0	$303.1
Brazil Coke	7.7	9.9
Coal Logistics	13.0	7.3
Coal Logistics intersegment sales	5.2	4.7
Coal Mining	0.8	3.6
Coal Mining intersegment sales	21.3	24.2
Elimination of intersegment sales	(26.5)	(28.9)
Total sales and other operating revenue	$310.5	$323.9

Adjusted EBITDA:
Domestic Coke	$54.3	$52.7
Brazil Coke	2.3	4.1
Coal Logistics	15.1	2.6
Coal Mining	(4.1)	(3.1)
Corporate and Other, including legacy costs, net(1)	(14.6)	$(8.4)
Total Adjusted EBITDA	$53.0	$47.9

Depreciation and amortization expense:
Domestic Coke(2)	$20.3	$18.2
Brazil Coke	0.2	0.2
Coal Logistics	5.4	1.8
Coal Mining(3)	1.5	2.8
Corporate and Other	0.8	0.8
Total depreciation and amortization expense	$28.2	$23.8

Capital expenditures:
Domestic Coke	$10.0	$8.0
Coal Logistics	3.4	0.2
Corporate and Other	0.4	0.1
Total capital expenditures	$13.8	$8.3
(1)     Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Black lung charges	$(1.7)	$(0.9)
Postretirement benefit plan (expense) benefit	(0.2)	3.9
Defined benefit plan expense	—	(0.2)
Workers' compensation expense	(0.3)	(0.9)
Total legacy (costs) income, net	$(2.2)	$1.9
(2) The Company revised the estimated useful lives on certain assets at its domestic cokemaking facilities, resulting in additional depreciation of $2.3 million and $1.1 million, or $0.04 and $0.02 per common share from operations, during the three months ended March 31, 2016 and 2015, respectively.

(3) The Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment, which resulted in additional depreciation of $0.5 million and $2.0 million, or $0.01 and $0.03 per common share, during the three months ended March 31, 2016 and 2015, respectively.
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$273.3	$286.4
Steam and electricity sales	14.9	16.6
Operating and licensing fees	7.7	9.9
Coal logistics	12.6	7.1
Metallurgical coal sales	0.4	2.7
Other	1.6	1.2
Sales and other operating revenue	$310.5	$323.9
The following table sets forth the Company's segment assets:

	March 31, 2016	December 31, 2015

	(Dollars in millions)
Segment assets
Domestic Coke	$1,502.7	$1,534.2
Brazil Coke	59.8	58.8
Coal Logistics	529.0	532.0
Coal Mining(1)	6.5	8.2
Corporate and Other	78.8	98.4
Segment assets, excluding tax assets and assets held for sale	2,176.8	2,231.6
Tax assets	12.2	11.6
Assets held for sale	0.8	12.3
Total assets	$2,189.8	$2,255.5
(1) Coal mining assets retained by the Company consist of certain working capital items, including coal inventory of $5.0 million and $3.3 million at March 31, 2016 and December 31, 2015, respectively.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, Coal Logistics deferred revenue, changes to our contingent consideration liability related to our acquisition of CMT, and interest, taxes, depreciation and amortization attributable to our equity method investment. Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$28.7	$29.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	24.3	18.1
Adjusted EBITDA	$53.0	$47.9
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$—	$0.3
Coal rationalization income, net(3)	(0.9)	(1.0)
Depreciation and amortization expense	28.2	23.8
Interest expense, net	14.0	13.9
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income tax expense	3.3	1.1
Asset impairment	10.7	—
Coal Logistics deferred revenue(4)	9.2	—
Reduction of contingent consideration(5)	(3.7)	—
Net income	$12.6	$0.4
Add:
Asset impairment	$10.7	$—
Depreciation and amortization expense	28.2	23.8
Deferred income tax expense	3.2	3.1
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital and other	(4.9)	(25.6)
Net cash provided by operating activities	$29.4	$11.1

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to our equity method investment in VISA SunCoke.

(3)
Coal rationalization income, net includes employee severance, contract termination costs, costs incurred to divest our coal mining business and other costs to idle mines incurred during the execution of our coal rationalization plan. The first quarter of 2016 includes a gain of $1.5 million on the divestiture of certain coal mining permits and related reclamation obligations. See Note 2. Additionally, the first quarter of 2015 included $2.2 million of income related to an adjustment in the coal severance accrual.

(4)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

(5)
The Partnership amended its contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, resulting in a $3.7 million gain, which was excluded from Adjusted EBITDA.

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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2015, less than 25 percent of net assets were restricted. Additionally, in 2015, the Company's Board of Directors designated certain coal mining entities as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during the first quarter of 2016.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$42.6	$268.9	$(1.0)	$310.5
Equity in earnings (loss) of subsidiaries	0.7	11.3	—	(12.0)	—
Other income	—	0.1	0.5	—	0.6
Total revenues	0.7	54.0	269.4	(13.0)	311.1
Costs and operating expenses
Cost of products sold and operating expense	—	33.9	206.1	(1.0)	239.0
Selling, general and administrative expense	3.0	8.9	11.8	—	23.7
Depreciation and amortization expense	—	2.2	26.0	—	28.2
Asset impairment	—	—	10.7	—	10.7
Total costs and operating expenses	3.0	45.0	254.6	(1.0)	301.6
Operating (loss) income	(2.3)	9.0	14.8	(12.0)	9.5
Interest (income) expense, net - affiliate	—	(2.0)	2.0	—	—
Interest expense, net	1.5	—	12.5	—	14.0
Total interest expense (income), net	1.5	(2.0)	14.5	—	14.0
Gain on extinguishment of debt	—	—	(20.4)	—	(20.4)
(Loss) Income before income tax expense	(3.8)	11.0	20.7	(12.0)	15.9
Income tax expense (benefit)	0.3	6.1	(3.1)	—	3.3
Net (loss) income	(4.1)	4.9	23.8	(12.0)	12.6
Less: Net income attributable to noncontrolling interests	—	—	16.7	—	16.7
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.1)	$4.9	$7.1	$(12.0)	$(4.1)
Comprehensive (loss) income	$(3.7)	$4.9	$24.2	$(12.4)	$13.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	16.7	—	16.7
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(3.7)	$4.9	$7.5	$(12.4)	$(3.7)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three months ended March 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$41.0	$282.9	$—	$323.9
Equity in earnings (loss) of subsidiaries	—	3.4	—	(3.4)	—
Other income	—	0.1	—	—	0.1
Total revenues	—	44.5	282.9	(3.4)	324.0
Costs and operating expenses
Cost of products sold and operating expenses	—	30.4	231.7	—	262.1
Selling, general and administrative expenses	2.0	7.6	3.0	—	12.6
Depreciation and amortization expense	—	2.1	21.7	—	23.8
Total costs and operating expenses	2.0	40.1	256.4	—	298.5
Operating (loss) income	(2.0)	4.4	26.5	(3.4)	25.5
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	2.8	(0.3)	11.4	—	13.9
Total interest expense (income), net	2.8	(2.1)	13.2	—	13.9
Loss on extinguishment of debt	—	—	9.4	—	9.4
(Loss) income before income tax (benefit) expense and loss from equity method investment	(4.8)	6.5	3.9	(3.4)	2.2
Income tax (benefit) expense	(0.8)	2.8	(0.9)	—	1.1
Loss from equity method investment	—	—	0.7	—	0.7
Net (loss) income	(4.0)	3.7	4.1	(3.4)	0.4
Less: Net income attributable to noncontrolling interests	—	—	4.4	—	4.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.0)	$3.7	$(0.3)	$(3.4)	$(4.0)
Comprehensive (loss) income	$(7.5)	$3.6	$0.7	$0.1	$(3.1)
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.4	—	4.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.5)	$3.6	$(3.7)	$0.1	$(7.5)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$61.1	$40.7	$—	$101.8
Receivables	—	8.7	62.9	—	71.6
Inventories	—	5.1	102.6	—	107.7
Income tax receivable	10.9	—	60.7	(59.4)	12.2
Other current assets	—	4.5	4.2	—	8.7
Advances to affiliate		271.4	—	(271.4)	—
Assets held for sale	—	—	0.8	—	0.8
Total current assets	10.9	350.8	271.9	(330.8)	302.8
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	10.3	—	10.3
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	65.1	1,502.5	—	1,567.6
Goodwill	—	3.4	67.1	—	70.5
Other intangible assets, net	—	2.7	184.8	—	187.5
Deferred charges and other assets	0.2	7.4	2.5	—	10.1
Investment in subsidiaries	523.3	670.2	—	(1,193.5)	—
Total assets	$534.4	$1,188.6	$2,380.1	$(1,913.3)	$2,189.8
Liabilities and Equity
Advances from affiliate	$108.3	$—	$163.1	$(271.4)	$—
Accounts payable	—	8.1	81.5	—	89.6
Accrued liabilities	0.2	16.7	38.5	—	55.4
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	0.7	—	6.6	—	7.3
Income taxes payable	—	59.4	—	(59.4)	—
Liabilities held for sale	—	—	6.7	—	6.7
Total current liabilities	109.2	84.2	297.5	(330.8)	160.1
Long-term debt	103.3	—	841.5	—	944.8
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.2	32.7	—	44.9
Retirement benefit liabilities	—	14.6	16.1	—	30.7
Deferred income taxes	32.8	368.1	(48.5)	—	352.4
Asset retirement obligations	—	—	13.6	—	13.6
Other deferred credits and liabilities	1.7	7.0	9.9	—	18.6
Total liabilities	247.0	786.1	1,251.8	(719.8)	1,565.1
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,637,745 shares at March 31, 2016	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at March 31, 2016	(140.7)	—	—	—	(140.7)
Additional paid-in capital	487.3	80.3	656.1	(736.4)	487.3
Accumulated other comprehensive loss	(19.4)	(1.4)	(18.0)	19.4	(19.4)
Retained (deficit) earnings	(40.5)	323.6	152.9	(476.5)	(40.5)
Total SunCoke Energy, Inc. stockholders’ equity	287.4	402.5	791.0	(1,193.5)	287.4
Noncontrolling interests	—	—	337.3	—	337.3
Total equity	287.4	402.5	1,128.3	(1,193.5)	624.7
Total liabilities and equity	$534.4	$1,188.6	$2,380.1	$(1,913.3)	$2,189.8

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$70.6	$52.8	$—	$123.4
Receivables	—	7.9	56.7	—	64.6
Inventories	—	5.3	116.5	—	121.8
Income tax receivable	10.9	—	60.0	(59.3)	11.6
Other current assets	0.1	2.4	1.4	—	3.9
Advances to affiliates	—	250.9	—	(250.9)	—
Assets held for sale	—	—	0.9	—	0.9
Total current assets	11.0	337.1	288.3	(310.2)	326.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted Cash	—	—	18.2	—	18.2
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	68.2	1,513.8	—	1,582.0
Goodwill	—	3.4	67.7	—	71.1
Other intangible assets, net	—	2.9	187.3	—	190.2
Deferred charges and other assets	0.2	12.5	2.7	—	15.4
Investment in subsidiaries	522.1	649.3	—	(1,171.4)	—
Long-term assets held for sale	—	—	11.4	—	11.4
Total assets	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5
Liabilities and Equity
Advances from affiliate	$105.2	$—	$145.7	$(250.9)	$—
Accounts payable	—	10.4	89.4	—	99.8
Accrued liabilities	0.1	16.4	28.5	—	45.0
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	1.5	—	17.4	—	18.9
Income taxes payable	—	59.3	—	(59.3)	—
Liabilities held for sale	—	—	0.9	—	0.9
Total current liabilities	106.8	86.1	283.0	(310.2)	165.7
Long-term debt	103.2	—	894.5	—	997.7
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.6	32.1	—	44.7
Retirement benefit liabilities	—	14.9	16.4	—	31.3
Deferred income taxes	32.3	362.4	(45.7)	—	349.0
Asset retirement obligations	—	—	16.3	—	16.3
Other deferred credits and liabilities	1.1	7.0	14.0	—	22.1
Long-term liabilities held for sale	—	—	5.9	—	5.9
Total liabilities	243.4	783.0	1,305.5	(699.2)	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,489,448 shares at December 31, 2015	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2015	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.1	62.0	664.7	(726.7)	486.1
Accumulated other comprehensive (loss) income	(19.8)	(1.3)	(18.5)	19.8	(19.8)
Retained (deficit) earnings	(36.4)	318.7	145.8	(464.5)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	289.9	379.4	792.0	(1,171.4)	289.9
Noncontrolling interests	—	—	332.9	—	332.9
Total equity	289.9	379.4	1,124.9	(1,171.4)	622.8
Total liabilities and equity	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(4.1)	$4.9	$23.8	$(12.0)	$12.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset impairment	—	—	10.7	—	10.7
Depreciation and amortization expense	—	2.2	26.0	—	28.2
Deferred income tax expense (benefit)	0.3	5.7	(2.8)	—	3.2
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(0.3)	(0.3)	—	(0.6)
Share-based compensation expense	1.7	—	—	—	1.7
Equity in (loss) earnings of subsidiaries	(0.7)	(11.3)	—	12.0	—
(Gain) loss on extinguishment of debt	—	—	(20.4)	—	(20.4)
Changes in working capital pertaining to operating activities (net of changes in held for sale working capital):
Receivables	—	(0.8)	(6.2)	—	(7.0)
Inventories	—	0.2	14.0	—	14.2
Accounts payable	—	(0.5)	(5.3)	—	(5.8)
Accrued liabilities	0.1	0.3	9.0	—	9.4
Interest payable	(0.8)	—	(10.8)	—	(11.6)
Income taxes	—	0.1	(0.7)	—	(0.6)
Other	1.4	2.6	(8.6)	—	(4.6)
Net cash (used in) provided by operating activities	(2.1)	3.1	28.4	—	29.4
Cash Flows from Investing Activities:
Capital expenditures	—	(1.9)	(11.9)	—	(13.8)
Decrease in restricted cash	—	—	7.9	—	7.9
Other investing activities	—	—	0.6	—	0.6
Net cash used in investing activities	—	(1.9)	(3.4)	—	(5.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(32.9)	—	(32.9)
Proceeds from revolving facility	—	—	20.0	—	20.0
Repayment of revolving facility	—	—	(20.0)	—	(20.0)
Cash distribution to noncontrolling interests	—	—	(12.3)	—	(12.3)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	—	—	—	(0.5)
Net increase (decrease) in advances from affiliate	2.6	(10.7)	8.1	—	—
Net cash provided by (used in) financing activities	2.1	(10.7)	(37.1)	—	(45.7)
Net (decrease) increase in cash and cash equivalents	—	(9.5)	(12.1)	—	(21.6)
Cash and cash equivalents at beginning of period	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of period	$—	$61.1	$40.7	$—	$101.8

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(4.0)	$3.7	$4.1	$(3.4)	$0.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	2.1	21.7	—	23.8
Deferred income tax expense (benefit)	(0.2)	0.5	2.8	—	3.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(0.3)	(4.4)	—	(4.7)
Share-based compensation expense	1.5	—	—	—	1.5
Equity in (loss) earnings of subsidiaries	—	(3.4)	—	3.4	—
Loss from equity method investment	—	—	0.7	—	0.7
Loss on extinguishment of debt	—	—	9.4	—	9.4
Changes in working capital pertaining to operating activities (net of changes in held for sale capital):
Receivables	0.1	5.1	11.5	—	16.7
Inventories	—	(3.8)	15.3	—	11.5
Accounts payable	—	(5.8)	(7.7)	—	(13.5)
Accrued liabilities	—	(3.8)	(12.9)	—	(16.7)
Interest payable	(6.2)	—	(5.0)	—	(11.2)
Income taxes payable	(0.7)	12.0	(14.1)	—	(2.8)
Other	(0.1)	(3.3)	(3.7)	—	(7.1)
Net cash (used in) provided by operating activities	(9.6)	3.0	17.7	—	11.1
Cash Flows from Investing Activities:
Capital expenditures	—	(1.5)	(6.8)	—	(8.3)
Net cash used in investing activities	—	(1.5)	(6.8)	—	(8.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.5)	—	(149.5)
Debt issuance cost	—	—	(4.2)	—	(4.2)
Cash distribution to noncontrolling interests	—	—	(9.1)	—	(9.1)
Shares repurchased	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	—	—	—	(0.5)
Dividends Paid	(3.9)	—	—	—	(3.9)
Net increase (decrease) in advances from affiliates	34.0	(34.3)	0.3		—
Net cash provided by (used in) financing activities	9.6	(34.3)	48.3	—	23.6
Net (decrease) increase in cash and cash equivalents	—	(32.8)	59.2	—	26.4
Cash and cash equivalents at beginning of period	—	102.3	36.7	—	139.0
Cash and cash equivalents at end of period	$—	$69.5	$95.9	$—	$165.4

18. Subsequent Events
On April 6, 2016, the Company completed its divestiture of its coal mining business to Revelation in a transaction that includes substantially all of its remaining coal mining assets, mineral leases, real estate and a substantial portion of its mining reclamation obligations. Under the terms of the deal, Revelation received $10.3 million from the Company to take ownership of the assets and associated costs. In addition to the $9.2 million net loss recorded during the first quarter of 2016 (see Note 2), the transaction is expected to result in additional losses of approximately $7 million in second quarter of 2016, which include approximately $2 million of additional anticipated transaction-related costs from the deal. In conjunction with the transaction, Revelation and SunCoke’s Jewell cokemaking operations have entered into a coal supply agreement whereby Revelation will supply approximately 300,000 tons of coal to Jewell Coke annually for the next five years at a market rate. The delivered cost, as compared to alternative coal sources, is favorable due to the proximity of the Jewell cokemaking facility to the mine. The Company expects to relieve approximately $10 million of letters of credit as a result of the divestiture of its coal mining business.

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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also own a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities.
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customer. We have a preferred stock investment in the project company that owns this facility, which has approximately 1.7 million tons of annual cokemaking capacity.
We also hold a 49 percent investment in a joint venture with VISA Steel Limited in India ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer included our share of VISA SunCoke in our financial results.
All of our U.S. coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately eight years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. No other coke sales contract has an early termination clause.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand. The combination of a strong U.S. dollar, continued high import activity and reduced drilling activity caused by low oil and gas prices has served to depress both spot and contract prices for steel, which has driven market deterioration for flat rolled and tubular steel. Several steel producers, including certain of our customers, have filed petitions with the Department of Commerce ("DOC") and the International Trade Commission ("ITC") alleging that unfairly traded imports are causing material injury to the domestic steel industry in the U.S. and that foreign steel producers benefit from significant subsidies provided by the governments of their respective countries. While steel pricing has rebounded in early 2016, aided by favorable preliminary rulings from the DOC and ITC as well as improved global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability. Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill 1, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill 1 provides steam to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill 2, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which is either sold into the regional power market or to AK Steel pursuant to energy sales agreements.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of March 31, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Capacity (thousands of tons)	Use of Waste Heat

Owned and Operated:
Jewell	Vansant, Virginia	ArcelorMittal	1962	2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	ArcelorMittal	1998	2023	268	1,220	Heat for power generation
Haverhill Phase 1	Franklin Furnace, Ohio	ArcelorMittal	2005	2020	100	550	Process steam
Haverhill Phase 2	Franklin Furnace, Ohio	AK Steel	2008	2022	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal	2007	2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA SunCoke(2)	Odisha, India	Various	2007	NA	88	440	Steam for power generation
Total					1,238	6,380

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown capacity on a “run of oven” basis is 578 thousand tons per year.

(2)	Cokemaking capacity represents 100 percent of VISA SunCoke.
We also provide coal handling and/or mixing services with our Coal Logistics business, which consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals LLC ("KRT") and Lake Terminal, LLC ("Lake Terminal"). Our Coal Logistics business has collective capacity to mix and/or transload more than 40 million tons of coal annually and store up to 3 million tons. Our recently acquired CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload 10 million tons of coal annually through its operations in Convent, Louisiana. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 30 million tons of coal annually through operations in West Virginia and Kentucky. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and/or handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
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

Until its disposition in April 2016, we owned coal mining operations in Virginia and West Virginia. Our mining operations were mined by contractors and sold approximately 257 thousand tons of metallurgical coal (including internal sales to our cokemaking operations) in the first quarter of 2016.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by 75,000 tons at our Haverhill 2 facility. As a result, during the first quarter of 2016, Domestic Coke sales tons were approximately 10,000 tons lower than our previous volume targets. Based on our long-term, take-or-pay contract, AK Steel will provide us with make-whole payments. We do not expect this arrangement to impact our 2016 Adjusted EBITDA targets.

•	Coal Mining Business
During 2016, the Company successfully disposed of its coal mining business to Revelation Energy, LLC ("Revelation") who assumed substantially all of our remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. The divestiture is expected to result in total net losses of approximately $16 million and total cash payments of approximately $14 million.
During the first quarter of 2016, the Company recognized $9.2 million in net losses associated with this divestiture. This loss included an impairment charge of $10.7 million, which reduced the carrying value of the long-lived assets to be disposed of to zero based on the value implied by the terms of the divestiture agreement with Revelation. Partially offsetting the $10.7 million charge was a $1.5 million gain recognized in connection with the disposal of certain coal mining permits and related reclamation obligations in exchange for a $1.8 million payment made to Revelation in March 2016. This gain was recorded as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations.
In April 2016, we paid an additional $10.3 million to Revelation to complete the divestiture of our coal mining business. We expect to recognize an additional loss on disposition of net assets of approximately $7 million in the second quarter of 2016, which includes approximately $2 million of additional anticipated transaction-related costs from the deal. In conjunction with the transaction, Revelation and SunCoke’s Jewell cokemaking operations entered into a coal supply agreement whereby Revelation will supply approximately 300,000 tons of coal to Jewell Coke annually for the next five years at a market rate. The delivered cost, as compared to alternative coal sources, is favorable due to the proximity of the Jewell cokemaking facility to the mine.
First Quarter Key Financial Results

•
Revenues decreased $12.9 million, or 4.0 percent, to $311.1 million in the three months ended March 31, 2016, primarily due to the pass-through of lower coal prices in our Domestic Coke segment, partially offset by $7.7 million of revenue contributed from CMT.

•
Adjusted EBITDA was $53.0 million in the three months ended March 31, 2016 compared to $47.9 million in the three months ended March 31, 2015. The increase was primarily driven by a $13.0 million Adjusted EBITDA contribution from CMT, partially offset by a postretirement benefit plan curtailment gain of $4.0 million recorded in the corresponding period of 2015 as well as lower energy revenue in the current year.

•
Net loss attributable to SunCoke Energy, Inc. was $4.1 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively. The Partnership's gains on extinguishment of debt attributable to the Company were offset by a $10.7 million impairment non-cash impairment charge associated with the disposition of our Coal Mining business.

•
Cash provided by operating activities was $29.4 million and $11.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase in operating cash flow reflects lower operating and maintenance spending and lower inventory levels at our Indiana Harbor facility. Additionally, CMT contributed net cash provided by operating activities of $7.4 million for the three months ended March 31, 2016.

Items Impacting Comparability

•
Convent Marine Terminal. Comparability between periods was impacted by the acquisition of CMT during the third quarter of 2015, which contributed revenues of $7.7 million and Adjusted EBITDA of $13.0 million during the first quarter of 2016.

•
Contingent Consideration.  In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, with a resulting $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the three months ended March 31, 2016.

•
Transfer Price. Historically, intersegment Coal Mining revenues for coal sales to our Jewell cokemaking facility reflected the contract price that the facilities within the Domestic Coke segment charge their customers, which approximated the market prices for this quality of metallurgical coal. In 2016, the Company has transitioned to a 100 percent purchased third-party coal model, resulting in a shift of approximately $2.7 million of coal transportation costs from the Coal Mining segment to our Jewell cokemaking facility during the first quarter of 2016. These additional transportation costs are included in Coal Mining intersegment revenues to Domestic Coke. It is impracticable to show the impacts of this change in our coal procurement model in segment results on a comparable basis. This shift of costs has no impact on 2016 expected consolidated Adjusted EBITDA.

•
Energy Sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia. In the current arrangement, the Company is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues. Both revenues and Adjusted EBITDA decreased $2.0 million in the first quarter of 2016 compared to the corresponding period of 2015 as a result of these arrangements.

•
(Gain) Loss on extinguishment of debt. In the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market, which resulted in a gain on extinguishment of debt of $20.4 million.

In connection with the dropdown of Granite City during the first quarter of 2015, the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes. As a result of the redemption, a loss on extinguishment of debt of $9.4 million was recorded, which included a $7.7 million redemption premium and a $1.4 million write-off of unamortized debt issuance costs.

•
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a third-party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $16.7 million and $4.4 million during the three months ended March 31, 2016 and 2015, respectively. This increase of $12.3 million was primarily related to higher net income at the Partnership driven by the gain on extinguishment of debt discussed above, as well as lower operating and maintenance spend at Indiana Harbor.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$310.5	$323.9
Other income	0.6	0.1
Total revenues	311.1	324.0
Costs and operating expenses
Cost of products sold and operating expenses	239.0	262.1
Selling, general and administrative expenses	23.7	12.6
Depreciation and amortization expense	28.2	23.8
Asset impairment	10.7	—
Total costs and operating expenses	301.6	298.5
Operating income	9.5	25.5
Interest expense, net	14.0	13.9
(Gain) loss on extinguishment of debt	(20.4)	9.4
Income before income tax expense and loss from equity method investment	15.9	2.2
Income tax expense	3.3	1.1
Loss from equity method investment	—	0.7
Net income	12.6	0.4
Less: Net income attributable to noncontrolling interests	16.7	4.4
Net loss attributable to SunCoke Energy, Inc.	$(4.1)	$(4.0)
Revenues. Total revenues were $311.1 million and $324.0 million for the three months ended March 31, 2016 and 2015, respectively. This decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment as well as the absence of energy sales to Haverhill Chemicals as previously discussed in "Items Impacting Comparability." These decreases were partially offset by revenue from CMT of $7.7 million in the current year period.
Costs and Operating Expenses. Total operating expenses were $301.6 million and $298.5 million for the three months ended March 31, 2016 and 2015, respectively. The three months ended March 31, 2016 includes an asset impairment charge of $10.7 million relating to the divestiture of our Coal Mining business and $3.9 million of CMT costs and operating expenses, net of the favorable contingent consideration adjustment previously discussed in "Items Impacting Comparability." These increases were mostly offset by lower coal prices in our Domestic Coke segment.
Interest Expense, Net. Interest expense, net was $14.0 million and $13.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense, net from additional borrowings was $3.3 million, which was mostly offset by interest savings from the repurchasing of $100.3 million of the Partnership's senior notes over the past two quarters.
Income Taxes. We recorded income tax expense of $3.3 million for the three months ended March 31, 2016 compared to $1.1 million for the corresponding period of 2015. The increase was due to higher overall earnings for the three months ended March 31, 2016 as compared to the same period in 2015. See Note 6 to our consolidated financial statements.
Loss from Equity Method Investment. During 2015, we impaired our equity method investment to zero. Consequently, we no longer include our share of VISA SunCoke in our financial results. During the three months ended March 31, 2015, we recorded our share of VISA SunCoke results on a one month lag and recognized a loss of $0.7 million.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a third-party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $16.7 million and $4.4 million during the three months ended March 31, 2016 and 2015, respectively. Comparability between periods was impacted by the Partnership's net income allocated to the common public unitholders' previously discussed in "Items Impacting Comparability."

Results of Reportable Business Segments
We report our business results through four segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively;

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	Coal Mining consists of our metallurgical coal mining activities conducted in Virginia and West Virginia, the majority of which was divested in April 2016.

•	Coal Logistics consists of our coal handling and/or mixing services in East Chicago, Indiana; Ceredo, West Virginia; and Belle, West Virginia; Catlettsburg, Kentucky; and Convent, Louisiana.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, which is used as the primary basis for the Chief Operating Decision Maker ("CODM") to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See "Non-GAAP Financial Measures" near the end of this Item.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$289.0	$303.1
Brazil Coke	7.7	9.9
Coal Logistics	13.0	7.3
Coal Logistics intersegment sales	5.2	4.7
Coal Mining	0.8	3.6
Coal Mining intersegment sales	21.3	24.2
Elimination of intersegment sales	(26.5)	(28.9)
Total sales and other operating revenue	$310.5	$323.9
Adjusted EBITDA(1):
Domestic Coke	$54.3	$52.7
Brazil Coke	2.3	4.1
Coal Logistics	15.1	2.6
Coal Mining	(4.1)	(3.1)
Corporate and Other, including legacy costs, net(2)	(14.6)	(8.4)
Total Adjusted EBITDA	$53.0	$47.9
Coke Operating Data:
Domestic Coke capacity utilization (%)	94	95
Domestic Coke production volumes (thousands of tons)	991	998
Domestic Coke sales volumes (thousands of tons)	1,000	950
Domestic Coke Adjusted EBITDA per ton(3)	$54.30	$55.63
Brazilian Coke production—operated facility (thousands of tons)	415	439
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(4)	3,370	3,794
Tons handled by CMT (thousands of tons)(4)	945	—
Pay tons(5)	1,638	—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Black lung charges	$(1.7)	$(0.9)
Postretirement benefit plan (expense) benefit	(0.2)	3.9
Defined benefit plan expense	—	(0.2)
Workers' compensation expense	(0.3)	(0.9)
Total legacy costs, net	$(2.2)	$1.9

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

Analysis of Segment Results
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $14.1 million, or 4.7 percent, to $289.0 million for the three months ended March 31, 2016 compared to $303.1 million for the three months ended March 31, 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $25.3 million. Higher sales volumes of 50 thousand tons as compared to the prior year period, which were impacted by the timing of shipments, increased revenues $13.4 million. The remaining decrease of $2.2 million was primarily related to the absence of energy sales to Haverhill Chemicals as previously discussed in "Items Impacting Comparability."
Adjusted EBITDA
Domestic Coke Adjusted EBITDA increased $1.6 million, or 3.0 percent, to $54.3 million for the three months ended March 31, 2016 compared to $52.7 million in the same period of 2015. The increase was mainly driven by $6.0 million of lower operating and maintenance spending at Indiana Harbor as compared to the same prior year period and an increase in sales volumes of 50 thousand tons, which resulted in an increase in Adjusted EBITDA of $2.0 million. These increases were partially offset by $2.0 million of lower energy sales discussed above as well as $2.7 million of coal transportation charges, previously discussed in "Items Impacting Comparability," which were historically included in the Coal Mining segment and are now included in the Domestic Coke segment. The remaining decrease of $1.7 million was primarily related to lower coal-to-coke yields driven by lower coal prices.
Depreciation and amortization expense, which was not included in segment profitability, increased $2.1 million to $20.3 million in the three months ended March 31, 2016 compared to $18.2 million in the same period of 2015. The increase was primarily due to additional depreciation of $2.3 million, or $0.04 per common share, in the current year period compared to $1.1 million, or $0.02 per share, during the prior year period, due to changes in the estimated useful life of certain assets in our Domestic Coke segment.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $2.2 million, or 22.2 percent, to $7.7 million for the three months ended March 31, 2016 compared to $9.9 million for the same period of 2015. The decrease was mainly due to unfavorable foreign currency adjustments compared to the same prior year period, which lowered revenues $1.3 million. The remaining decrease of $0.9 million was primarily related to lower volumes as well as production bonuses received from our customer in the prior year for meeting certain volume targets not received in the current year.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment decreased $1.8 million, or 43.9 percent, to $2.3 million for the three months ended March 31, 2016 as compared to $4.1 million for the same period of 2015 due to unfavorable foreign currency adjustments compared to the same prior year period as well as the absence of production bonuses in the current year as discussed above.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $6.2 million to $18.2 million for the three months ended March 31, 2016 compared to $12.0 million for the corresponding period of 2015. The increase was primarily due to a $7.7 million contribution from CMT. This increase was partially offset by lower volumes at KRT driven by warmer weather conditions in the current year period.

Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased $12.5 million to $15.1 million for the three months ended March 31, 2016 compared to $2.6 million for the corresponding period of 2015. CMT contributed Adjusted EBITDA of $13.0 million in the current year period. This increase was partially offset by lower volumes at KRT driven by warmer weather conditions in the current year period.
Depreciation and amortization expense, which was not included in segment profitability, was $5.4 million for the three months ended March 31, 2016 compared to $1.8 million for the same period of 2015, primarily due to $3.5 million of depreciation and amortization expense associated with CMT.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $5.7 million to $22.1 million for the three months ended March 31, 2016 compared to $27.8 million for the corresponding period of 2015, primarily driven by lower volume of 41 thousand tons, which decreased revenues $3.7 million. The remaining decrease is primarily the result of a $6 per ton decline in price driven by the net impact of depressed market conditions and an increase in sales price to Jewell Coke for transportation costs.
Adjusted EBITDA
Adjusted EBITDA was a loss of $4.1 million for the three months ended March 31, 2016 compared to a loss of $3.1 million in the prior year period. The $1.0 million decline was primarily due to $3.7 million in lower coal sales price, partially offset by $2.7 million of coal delivery costs which were shifted from Coal Mining to the Jewell Coke facility as a result of our exit from the coal mining business.
Depreciation expense, which was not included in segment profitability, decreased $1.3 million, to $1.5 million for the three months ended March 31, 2016 compared to $2.8 million for the same period of 2015. The Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment, which resulted in additional depreciation of $0.5 million and $2.0 million, or $0.01 and $0.03 per common share, during the three months ended March 31, 2016 and 2015, respectively.
Corporate and Other
Corporate and other expenses, which include legacy costs, increased $6.2 million to $14.6 million for the three months ended March 31, 2016 compared to $8.4 million in the same period of 2015. The increase was primarily due to a $4.0 million postretirement benefit plan curtailment gain, which was recognized during the first quarter of 2015 as well as costs to resolve certain legal matters in the current year period. Current period savings, which resulted from lower headcount and lower professional service fees, were offset by $0.9 million of mark-to-market adjustments in deferred compensation driven by changes in the Company's share price.
Depreciation and amortization expense, which was not included in segment profitability, remained consistent at $0.8 million for both the three months ended March 31, 2016 and 2015, respectively.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital, maintain cash reserves, and pay dividends. We are prudently managing liquidity in light of our customers' ongoing labor negotiations. We believe our current resources, including the potential borrowings under our revolving credit facility, are sufficient to meet our working capital requirements for our current business for the foreseeable future. Our sources of liquidity include cash generated from operations and borrowings under our revolving credit facility. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we may from time to time seek to retire or repurchase our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of March 31, 2016, we had $101.8 million of cash and cash equivalents and $122.5 million of borrowing availability under our credit facilities.
On April 18, 2016, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on June 1, 2016 to unitholders of record on May 18, 2016. The Partnership's Board of Directors' decision to hold quarterly unitholder distributions flat at $0.5940 per unit is part of its capital allocation strategy to shift excess cash flow towards paying down the Partnership's debt. During the first quarter of 2016, the Partnership continued de-levering its balance sheet and repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market. The Company will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.

In an effort to increase the Partnership's liquidity position for continued de-levering of its balance sheet, the Company provided a "reimbursement holiday" during the first quarter of 2016 on the corporate cost allocation to the Partnership resulting in a capital contribution of $7.0 million. We also returned IDR cash distributions of $1.4 million to the Partnership ("IDR giveback") as a capital contribution.
For the second quarter of 2016, the Company has elected to provide the Partnership with one year deferred payment terms on the reimbursement of the corporate cost allocation and IDR cash distributions rather than a reimbursement holiday and IDR giveback. Sponsor support related decisions will be evaluated by the Company on a quarterly basis.
During the first quarter of 2016, as a result of continued overall depressed coal market conditions and the Company's credit downgrade in late 2015, the Company issued $30.8 million of letters of credit as collateral to its surety providers. These letters of credit were issued in connection with certain contractual obligations, including reclamation obligations, black lung, workers' compensation, general liability and other financial guarantee obligations. As a result of issuing these letters of credits, the Company was refunded $6.0 million in cash from previous collateral deposits. The Partnership also issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations. These letters of credit lower the Company's borrowing availability under the credit facilities. The Company expects to relieve approximately $10 million of letters of credit as a result of the divestiture of its coal mining business.
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
Under the terms of the promissory agreement, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018, calculated by dividing total debt by EBITDA as defined by the promissory agreement. For any fiscal quarter ending on or after August 12, 2018, the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00, calculated by dividing EBITDA by fixed charges as defined by the promissory agreement.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility, Partnership Revolver, Partnership Term Loan and Promissory Notes could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of March 31, 2016, the Company and the Partnership was in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$29.4	$11.1
Net cash used in investing activities	(5.3)	(8.3)
Net cash (used in) provided by financing activities	(45.7)	23.6
Net (decrease) increase in cash and cash equivalents	$(21.6)	$26.4

Cash Flows from Operating Activities
For the three months ended March 31, 2016, net cash provided by operating activities was $29.4 million compared to $11.1 million in the corresponding period of 2015. The increase in operating cash flow reflects lower operating and maintenance spending and lower inventory levels at our Indiana Harbor facility. Additionally, CMT contributed net cash provided by operating activities of $7.4 million for the three months ended March 31, 2016.
Cash Flows from Investing Activities
Cash used in investing activities of $5.3 million decreased $3.0 million for the three months ended March 31, 2016 as compared to the corresponding period of 2015. The decrease is primarily due to the amendment of an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The decrease was partially offset by an increase in ongoing capital expenditures during the first quarter of 2016 as compared to the corresponding period due to the timing of spending on capital expenditures.
Cash Flows from Financing Activities
For the three months ended March 31, 2016, net cash used in financing activities was $45.7 million compared to net cash provided by financing activities of $23.6 million for the three months ended March 31, 2015. In the first quarter of 2016, the Partnership repurchased $52.8 million face value of outstanding Partnership Notes for $32.6 million in the open market. The Partnership also repaid $0.3 million of the face value Promissory Note on March 31, 2016 and paid a quarterly cash distribution of $12.3 million to its public unitholders during the three months ended March 31, 2016.
During the three months ended March 31, 2015, the Partnership received gross proceeds of $210.8 million from the issuance of Partnership Notes. This cash inflow was partially offset by the repayment of $149.5 million of long-term debt, including a redemption premium of $7.7 million to complete the repayment of certain debt, and debt issuance costs of $4.2 million. Additionally, the Partnership also paid $20.0 million to repurchase shares under the repurchase program and paid quarterly cash distributions of $9.1 million to its public unitholders, while the Company paid $3.9 million of dividends during the three months ended March 31, 2015.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Ongoing capital	$9.0	$5.5
Environmental remediation capital(1)	1.4	2.8
Expansion capital:
CMT(2)	2.0	—
Other capital expansion	1.4	—
Total capital expenditures	$13.8	$8.3

(1)	Includes capitalized interest of $0.6 million and $0.7 million in both the three months ended March 31, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $1.4 million for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT and $0.6 million of capitalized interest in connection with this project.

In 2016, excluding capitalized interest and pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $45 million of which is comprised of the following:

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
In total, we anticipate spending approximately $130 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $90 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 10 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2016. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Reconciliation from GAAP to the non-GAAP measurement is presented below.
Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, Coal Logistics deferred revenue, changes to our contingent consideration liability related to our acquisition of CMT, and interest, taxes, depreciation and amortization attributable to our equity method investment. Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP. Below is a reconciliation of Adjusted EBITDA to its closest GAAP measures:

	Three Months Ended March 31,
	2016	2015

	(Dollars in millions)
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$28.7	$29.8
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	24.3	18.1
Adjusted EBITDA	$53.0	$47.9
Subtract:
Adjustment to unconsolidated affiliate earnings(2)	$—	$0.3
Coal rationalization income, net(3)	(0.9)	(1.0)
Depreciation and amortization expense	28.2	23.8
Interest expense, net	14.0	13.9
Income tax expense	3.3	1.1
(Gain) loss on extinguishment of debt	(20.4)	9.4
Asset impairment	10.7	—
Coal Logistics deferred revenue(4)	9.2	—
Reduction of contingent consideration(5)	(3.7)	—
Net income	$12.6	$0.4
Add:
Asset impairment	$10.7	$—
Depreciation and amortization expense	28.2	23.8
Deferred income tax expense	3.2	3.1
(Gain) loss on extinguishment of debt	(20.4)	9.4
Changes in working capital and other	(4.9)	(25.6)
Net cash provided by operating activities	$29.4	$11.1

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)	Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke.

(3)
Coal rationalization income, net includes employee severance, contract termination costs, costs incurred to divest our coal mining business and other costs to idle mines incurred during the execution of our coal rationalization plan. The first quarter of 2016 includes a gain of $1.5 million on the divestiture of certain coal mining permits and related reclamation obligations. Additionally, the first quarter of 2015 included $2.2 million of income related to an adjustment in the coal severance accrual.

(4)
Coal Logistics deferred revenue adjusts for coal and liquid tons the Partnership did not handle, but are included in Adjusted EBITDA as the associated take-or-pay fees are billed to the customer. Deferred revenue on take-or-pay contracts is recognized into GAAP income annually based on the terms of the contract.

(5)
The Partnership amended its contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability from $7.9 million at December 31, 2015 to $4.2 million at March 31, 2016, resulting in a $3.7 million gain, which was excluded from Adjusted EBITDA.

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$105	$124
Add: Adjusted EBITDA attributable to noncontrolling interests(1)	105	111
Adjusted EBITDA	$210	$235
Subtract:
Coal rationalization costs(2)	2	1
Depreciation and amortization expense	106	106
Interest expense, net	62	58
(Gain) loss on extinguishment of debt	(20)	(27)
Income tax expense	6	17
Asset impairment / loss on sale	14	14
Reduction of contingent consideration	(4)	(4)
Net income	$44	$70
Add:
Depreciation and amortization expense	106	106
(Gain) loss on extinguishment of debt	(20)	(27)
Asset impairment / loss on sale	14	14
Changes in working capital and other	6	7
Net cash provided by operating activities	$150	$170

(1)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

(2)
Coal rationalization income, net includes employee severance, contract termination costs, costs incurred to divest our coal mining business and other costs to idle mines incurred during the execution of our coal rationalization plan. The three months ended March 31, 2016 includes a gain of $1.5 million on the divestiture of certain coal mining permits and related reclamation obligations.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward -looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Business,” “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in these forward-looking statements. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and/or metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's coal logistics business;

•	our significant equity interest in the Partnership;

•	our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke steam, or electric power, or for coal handling and logistics services;

•	the Partnership's ability to enter into new, or renew existing, agreements upon favorable terms for coal logistics services;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking and/or coal logistics operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking, and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impact on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•	proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, pensions, or income;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	receipt of regulatory approvals and compliance with contractual obligations required in connection with our cokemaking and /or coal logistics operations;

•	changes in product specifications for the coke that we produce or the coals we mix, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules or their interpretations, including the method of accounting for inventories, leases and/or pensions;

•	changes in tax laws or their interpretations, including the adoption of proposed rules governing whether the Partnership would be treated as a corporation for federal income tax purposes;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting pension expense and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Other than those described below, there have been no material changes to the Company's exposure to market risk since December 31, 2015.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, the Partnership acquired Raven Energy LLC ("Raven") and considers the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. Raven represented $421.1 million of total assets and $7.7 million of total revenue in the consolidated financial statements of the Company as of and for the three months ended March 31, 2016. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 10 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2016.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million, which had $39.4 million available at March 31, 2016. There were no share repurchases during the first quarter of 2016.
Item 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1*	SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016)

10.2*
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016)

10.3*
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016)

10.4*
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016)

10.5*
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016)

10.6*
Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016)

10.7*	Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015

10.8*	Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Combined and Consolidated Balance Sheets; (iv) the Combined and Consolidated Statements of Cash Flows; and, (v) the Combined and Consolidated Statement of Equity; (vi) the Notes to Combined and Consolidated Financial Statements.

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

SunCoke Energy, Inc.

Dated:	April 27, 2016	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)