Form 10-Q
period 2016-06-30
SunCoke Energy, Inc.
filed 2016-07-29
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 22, 2016, there were 64,179,528 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$292.6	$347.6	$603.1	$671.5
Other income, net	0.1	0.6	0.7	0.7
Total revenues	292.7	348.2	603.8	672.2
Costs and operating expenses
Cost of products sold and operating expenses	224.4	296.0	464.9	558.1
Selling, general and administrative expenses	23.7	19.4	47.0	32.0
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Loss on divestiture of business	5.1	—	14.7	—
Total costs and operating expenses	281.8	341.8	583.4	640.3
Operating income	10.9	6.4	20.4	31.9
Interest expense, net	13.4	13.0	27.4	26.9
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income (loss) before income tax expense and loss from equity method investment	1.0	(6.6)	16.9	(4.4)
Income tax (benefit) expense	—	(0.8)	3.3	0.3
Loss from equity method investment	—	0.7	—	1.4
Net income (loss)	1.0	(6.5)	13.6	(6.1)
Less: Net income attributable to noncontrolling interests	5.6	7.0	22.3	11.4
Net loss attributable to SunCoke Energy, Inc.	$(4.6)	$(13.5)	$(8.7)	$(17.5)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.07)	$(0.21)	$(0.14)	$(0.27)
Diluted	$(0.07)	$(0.21)	$(0.14)	$(0.27)
Weighted average number of common shares outstanding:
Basic	64.2	65.2	64.1	65.7
Diluted	64.2	65.2	64.1	65.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Net income (loss)	$1.0	$(6.5)	$13.6	$(6.1)
Other comprehensive income (loss):
Reclassifications of prior service benefit, actuarial loss amortization and curtailment gain to earnings (net of related tax benefit of $5.4 million and $3.8 million for the three and six months ended June 30, 2015, respectively)	—	8.2	—	5.8
Currency translation adjustment	0.7	(0.5)	1.1	(1.6)
Comprehensive income (loss)	1.7	1.2	14.7	(1.9)
Less: Comprehensive income attributable to noncontrolling interests	5.6	7.0	22.3	11.4
Comprehensive loss attributable to SunCoke Energy, Inc.	$(3.9)	$(5.8)	$(7.6)	$(13.3)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$108.0	$123.4
Receivables	48.2	64.6
Inventories	106.4	121.8
Income tax receivable	9.7	11.6
Other current assets	7.2	3.9
Assets held for sale	—	0.9
Total current assets	279.5	326.2
Restricted cash	2.3	18.2
Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment (net of accumulated depreciation of $637.2 million and $656.4 million at June 30, 2016 and December 31, 2015, respectively)	1,558.3	1,582.0
Goodwill	70.5	71.1
Other intangible assets, net	184.6	190.2
Deferred charges and other assets	5.8	15.4
Long-term assets held for sale	—	11.4
Total assets	$2,142.0	$2,255.5
Liabilities and Equity
Accounts payable	$91.7	$99.8
Accrued liabilities	50.3	42.9
Deferred revenue	20.3	2.1
Current portion of long-term debt	1.1	1.1
Interest payable	16.8	18.9
Liabilities held for sale	—	0.9
Total current liabilities	180.2	165.7
Long-term debt	887.3	997.7
Accrual for black lung benefits	45.1	44.7
Retirement benefit liabilities	30.1	31.3
Deferred income taxes	352.9	349.0
Asset retirement obligations	13.8	16.3
Other deferred credits and liabilities	16.9	22.1
Long-term liabilities held for sale	—	5.9
Total liabilities	1,526.3	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,657,185 and 71,489,448 shares at June 30, 2016 and December 31, 2015, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at June 30, 2016 and December 31, 2015, respectively	(140.7)	(140.7)
Additional paid-in capital	489.0	486.1
Accumulated other comprehensive loss	(18.7)	(19.8)
Retained deficit	(45.1)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	285.2	289.9
Noncontrolling interests	330.5	332.9
Total equity	615.7	622.8
Total liabilities and equity	$2,142.0	$2,255.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$13.6	$(6.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on divestiture of business	14.7	—
Depreciation and amortization expense	56.8	50.2
Deferred income tax expense	3.6	(1.1)
Settlement loss and expense for pension plan	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(1.2)	(5.5)
Share-based compensation expense	3.4	4.2
Loss from equity method investment	—	1.4
(Gain) loss on extinguishment of debt	(23.9)	9.4
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	16.2	21.5
Inventories	15.5	36.0
Accounts payable	(5.5)	(25.4)
Accrued liabilities	7.0	(18.9)
Deferred revenue	18.2	—
Interest payable	(2.1)	1.9
Income taxes	1.9	(0.9)
Other	3.3	(3.2)
Net cash provided by operating activities	121.5	76.6
Cash Flows from Investing Activities:
Capital expenditures	(30.2)	(22.5)
Decrease in restricted cash	15.9	—
Divestiture of coal business	(12.1)	—
Other investing activities	2.1	—
Net cash used in investing activities	(24.3)	(22.5)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt	(47.0)	(149.5)
Debt issuance costs	—	(4.8)
Proceeds from revolving credit facility	20.0	—
Repayment of revolving credit facility	(60.4)	—
Cash distribution to noncontrolling interests	(24.7)	(18.7)
Shares repurchased	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	(0.4)
Dividends paid	—	(8.8)
Net cash (used in) provided by financing activities	(112.6)	8.6
Net (decrease) increase in cash and cash equivalents	(15.4)	62.7
Cash and cash equivalents at beginning of period	123.4	139.0
Cash and cash equivalents at end of period	$108.0	$201.7
Supplemental Disclosure of Cash Flow Information
Interest paid	$30.8	$25.0
Income taxes paid, net of refunds of $4.0 million in 2016 and no refunds in 2015	$(2.2)	$2.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net income (loss)	—	—	—	—	—	—	(8.7)	(8.7)	22.3	13.6
Currency translation adjustment	—	—	—	—	—	1.1	—	1.1	—	1.1
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(24.7)	(24.7)
Share-based compensation expense	—	—	—	—	3.4	—	—	3.4	—	3.4
Share issuances, net of shares withheld for taxes	167,737	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At June 30, 2016	71,657,185	$0.7	7,477,657	$(140.7)	$489.0	$(18.7)	$(45.1)	$285.2	$330.5	$615.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” "we," "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S."), which consists of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. Internationally, we operate a cokemaking facility in Brazil, in which we have a preferred stock investment. We also have a cokemaking joint venture with VISA Steel Limited in India called VISA SunCoke Limited ("VISA SunCoke"). In 2015, we impaired our 49 percent investment in VISA SunCoke to zero, and consequently, beginning in the fourth quarter of 2015, we no longer include our share of VISA SunCoke in our financial results.
Additionally, we own and operate a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal, LLC ("DRT").
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At June 30, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating this ASU to determine its potential impact on the Company's financial condition, results of operations, or cash flows.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),”

which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients," which provides narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The Company is currently evaluating the new standard to determine its potential impact on the Company's financial condition, results of operations, and cash flows.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Coal Mining Business
In April 2016, the Company completed the disposal of its coal mining business, previously included in the Coal Mining segment, to Revelation Energy, LLC ("Revelation") who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement Revelation received $12.1 million from the Company to take ownership of the assets and liabilities, which was reflected in cash flows used in investing activities on the Consolidated Statements of Cash Flows.
During the three and six months ended June 30, 2016, the Company recognized losses associated with this divestiture of $5.1 million and $14.7 million, respectively, which included a $10.7 million asset impairment charge recorded in the first quarter of 2016. These losses were recorded in loss on divestiture of business on the Consolidated Statements of Operations and included transaction-related costs of $0.7 million and $1.1 million during the three and six months ended June 30, 2016, respectively, which were reflected in cash flows used in operating activities on the Consolidated Statements of Cash Flows.
The Consolidated Balance Sheets as of December 31, 2015 has been reclassified to present the assets and liabilities associated with the divestiture of the coal mining business as held for sale. As of December 31, 2015, the Company had $12.3 million of assets held for sale, which primarily consisted of $11.4 million of properties, plants, and equipment, net, and $6.8 million of liabilities held for sale, which primarily consisted of $5.9 million of asset retirement obligations.
3. Related Party Transactions
Our Coal Logistics business provides coal handling and storage services to Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership, acquired as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Sales to Murray and Foresight accounted $5.4 million, or 1.8 percent, and $10.5 million, or 1.7 percent, respectively, of the Partnership's sales and other operating revenue and were recorded in the Coal Logistics segment for the three and six months ended June 30, 2016. At June 30, 2016, receivables from Murray and Foresight were $10.2 million, which were recorded in receivables on the Consolidated Balance Sheets, and deferred revenue for minimum volume payments was $17.3 million, which was recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on these take-or-pay contracts are billed quarterly, but recognized into income at the earlier of when service is provided or annually based on the terms of the contract.
In connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's promissory note ("Promissory Note") of $114.9 million with a subsidiary of The Cline Group as the lender. At June 30, 2016, the outstanding balance was $113.7 million, which included $1.1 million recorded in the current portion of long-term debt and $112.6 million recorded in long-term debt on the Consolidated Balance Sheets. See Note 8. Additionally, as part of the acquisition of CMT, the Partnership entered into a contingent consideration agreement with The Cline Group, which had a fair value of $4.2 million at June 30, 2016 and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. See Note 15.
Also as part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheets. During the first quarter of 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of June 30, 2016 of $2.3 million is primarily related to the installation of the new state-of-the-art ship loader, which is expected to be placed into service in the second half of 2016 and will allow for faster coal loading onto larger ships.

4. Inventories
The components of inventories were as follows:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
Coal	$62.0	$76.5
Coke	7.6	8.8
Materials, supplies and other	36.8	36.5
Total inventories	$106.4	$121.8
5. Goodwill and Other Intangible Assets
Goodwill allocated to SunCoke's reportable segments as of June 30, 2016 and changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows:

	Domestic Coke	Coal Logistics	Total

	(Dollars in millions)
Net balance at December 31, 2015	$3.4	$67.7	$71.1
Adjustments(1)	—	(0.6)	(0.6)
Net balance at June 30, 2016	$3.4	$67.1	$70.5

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. There were no events or circumstances in the first half of 2016 that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.
However, both the thermal and metallurgical coal markets remain challenged. Several U.S. coal producers, including certain of the Partnership's Coal Logistics customers, have cut production and idled mining operations in response to market conditions. A number of coal producers also have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the U.S. coal industry is under extreme pressure, we do not know to what extent the Partnership's Coal Logistics business may be affected.
A significant portion of the Partnership's revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight and Murray. However, both customers currently face significant challenges. Foresight has disclosed that it is in default of certain corporate indentures and other debt documents and has been actively negotiating an out-of-court restructuring with its bondholders and other creditors. On July 22, 2016, Foresight announced that it had reached agreements on a global restructuring of indebtedness with its bondholders, its lenders and other creditors. However, the terms of this global restructuring are complex and Foresight has disclosed that these agreements may be subject to termination upon commencement of a bankruptcy proceeding, or if certain conditions are not commenced by August 1, 2016 and then satisfied by August 31, 2016. While these agreements with its creditors are a positive development, there can be no assurance that Foresight’s proposed global restructuring ultimately will be consummated. Murray also has been affected by current economic conditions and reported that on June 29, 2016 it sent a WARN Act notice to employees indicating that Murray could lay off as many as 4,400 employees, or about 80 percent of its workforce, due to weak coal markets. The WARN Act requires a 60-day waiting period before large layoffs can occur. In addition, Murray’s CEO has commented publicly regarding the risks to Murray’s business, including the risk of a potential bankruptcy.
Despite current challenges, the Partnership's valuation model assumes performance under these contracts and future renewals. However, to the extent changes in factors or circumstances occur, such as a declaration of bankruptcy by Foresight and/or Murray, future assessments of goodwill and intangible assets may result in material impairment charges in the near term.

The components of intangible assets were as follows:

		June 30, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	6	$31.7	$7.9	$23.8	$31.7	$6.1	$25.6
Customer relationships	14	28.7	2.9	25.8	28.7	1.8	26.9
Permits	26	139.0	4.5	134.5	139.0	1.9	137.1
Trade name	2	1.2	0.7	0.5	1.2	0.6	0.6
Total		$200.6	$16.0	$184.6	$200.6	$10.4	$190.2
Total amortization expense for intangible assets subject to amortization was $2.9 million and $5.6 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively. Based on the carrying value of the finite-lived intangible assets as of June 30, 2016, we estimated amortization expense for each of the next five years as follows:

Amount

(Dollars in millions)
2016(1)	$5.5
2017	11.1
2018	11.1
2019	10.9
2020	10.7
2021-Thereafter	135.3
Total	$184.6
(1) Excludes amortization expense recorded during six months ended June 30, 2016.
6. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company's effective tax rate for the three and six months ended June 30, 2016 was zero percent and 19.5 percent, respectively, as compared to the 35 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships.
The Company’s effective tax rate for three and six months ended June 30, 2015 was 12.1 percent and 6.8 percent, respectively, as compared to the 35 percent federal statutory rate, primarily due to income tax benefit of $1.4 million related to the dropdown of Granite City and the impact of earnings attributable to noncontrolling ownership interests in partnerships.
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

7. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
Accrued benefits	$20.8	$20.3
Other taxes payable	12.2	8.4
Accrued severance	1.8	4.7
Current portion of black lung liability	5.2	5.2
Accrued legal	5.4	1.9
Other	4.9	2.4
Total accrued liabilities	$50.3	$42.9
8. Debt
Total debt, including the current portion of long-term debt, consisted of the following:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$44.6	$44.6
SunCoke's revolving credit facility, due 2019 ("Revolving Facility")	20.0	60.4
7.375% senior notes, due 2020 (“Partnership Notes”)	482.6	552.5
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	182.0	182.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	113.7	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
Total borrowings	892.9	1,003.8
Original issue premium	9.1	12.1
Debt issuance costs	(13.6)	(17.1)
Total debt	888.4	998.8
Less: current portion of long-term debt	1.1	1.1
Total long-term debt	$887.3	$997.7
Partnership Notes
During the three and six months ended June 30, 2016, the Partnership continued de-levering its balance sheet and repurchased $17.1 million and $69.9 million face value of outstanding Partnership Notes for $13.8 million and $46.4 million of cash payments, respectively. This resulted in a gain on extinguishment of debt of $3.5 million and $23.9 million during the three and six months ended June 30, 2016, respectively, which included a write-off of $0.2 million and $0.4 million, respectively, of unamortized original issue premium, net of unamortized debt issuance costs.
Revolving Facility
During the second quarter of 2016, the Company repaid $40.4 million on the Revolving Facility and, as a result of the divestiture of the coal mining business, the Company also cancelled approximately $4 million of letters of credit. As of June 30, 2016, the Revolving Facility had letters of credit outstanding of $30.1 million and an outstanding balance of $20.0 million, leaving $99.9 million available subject to the terms of the Credit Agreement.
Partnership Revolver
At June 30, 2016, the Partnership Revolver had $1.5 million of letters of credit outstanding and an outstanding balance of $182.0 million, leaving $66.5 million available.
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
As of June 30, 2016, the Company and the Partnership were in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
The termination of coal mining employees during the first quarter of 2015 triggered a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income. Postretirement benefit plans expense (benefit) consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3	$0.6	$0.6
Amortization of:
Actuarial losses	0.2	0.2	0.4	0.4
Prior service benefit	(0.2)	(0.3)	(0.4)	(0.7)
Curtailment gain	—	—	—	(4.0)
Total expense (benefit)	$0.3	$0.2	$0.6	$(3.7)
The Company previously had a defined benefit pension plan, which was terminated in June 2015. As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets, were recognized as expense. The net settlement loss of $12.6 million was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations for the six months ended June 30, 2015.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. These contributions amounted to $1.1 million and $2.7 million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $3.4 million for three and six months ended 2015, respectively.

10. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $130 million related to these projects, of which we have spent approximately $90 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility. NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The parties are meeting regularly in 2016. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs/FOVs. Settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to enhance reliability and environmental performance. At this time, SunCoke Energy cannot yet assess any additional injunctive relief or potential monetary penalty and any potential future citations. The Company is unable to determine a range of probable or reasonably possible loss.
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
In the third and fourth quarter of 2015, we reduced the workforce in our corporate office and incurred total charges of $2.3 million and $1.8 million, respectively, in Corporate and Other. Employee-related restructuring costs are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.
The following table presents accrued restructuring and related activity for Coal Mining and Corporate and Other as of and for the six months ended June 30, 2016, which is included in accrued liabilities on the Consolidated Balance Sheets:

	Coal Mining	Corporate	Total

	(Dollars in millions)
Balance at December 31, 2015	$0.8	$3.9	$4.7
Charges	0.2	—	0.2
Cash payments	(0.7)	(2.4)	(3.1)
Balance at June 30, 2016	$0.3	$1.5	$1.8
The restructuring balance at June 30, 2016 relates to severance, and we expect it will be substantially paid in 2016.

12. Share-Based Compensation
Equity Awards
During the six months ended June 30, 2016, we granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
We granted the following stock options during the six months ended June 30, 2016 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Grant Date Fair Value
Traditional Stock options:
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
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2016 was based on using the following weighted-average assumptions:

Six Months Ended June 30, 2016
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
Restricted Stock Units Settled in Shares
The Company did not issue any restricted stock units (“RSUs”) for shares of the Company’s common stock during the six months ended June 30, 2016.

Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the six months ended June 30, 2016 that vest on December 31, 2018:

	ROIC Portion(1)		TSR Portion(2)		Total
	Shares	Fair Value per Share	Shares	Fair Value per Share	Grant Date Fair Value
					(Dollars in millions)
February grants	105,210	$5.66	105,210	$5.81	$1.2
March grants(3)	67,167	$10.51	201,500	$6.35	$2.0
(1) The number of PSU's ultimately awarded will be determined by the Company's three year average pre-tax return on capital for the Company's Coke and Coal Logistics businesses. If at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, the pre-tax return on capital portion of the award, as adjusted, will be multiplied by two.
(2) The number of PSU's ultimately awarded will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600.
(3) The final vesting value of the TSR portion of this award cannot exceed $4.9 million.
Each portion of the award may vest between zero and 200 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2016 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2016, the Company issued 198,668 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2016 was $3.82 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability at June 30, 2016 was adjusted based on the closing price of our common stock on June 30, 2016 of $5.82 per share. The liability at June 30, 2016 was $0.1 million, which was included in accrued liabilities on the Consolidated Balance Sheets.
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
The Company issued a grant date fair value award of $0.9 million during the six months ended June 30, 2016 that vest on December 31, 2018. The ultimate award value will be adjusted based upon the Company's three year average pre-tax return on capital for the Company's Coke and Coal Logistics businesses, and if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, the award, as adjusted, will be multiplied by two, but will be capped at 200 percent of the target award.
The cash incentive award liability at June 30, 2016 was recorded based on the Company's adjusted three year average pre-tax return on capital for the Company's Coke and Coal Logistics businesses and a Monte Carlo simulation for the market multiplier. The cash incentive award liability at June 30, 2016 was not material.

Summary of share-based compensation
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Three months ended June 30,		Six months ended June 30
	2016	2015	2016	2015	June 30, 2016
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period	Forfeiture Rate(2)(3)
	(Dollars in millions)					(Years)	(Percent)
Stock Options	$0.5	$0.8	$1.0	$1.4	$1.9	1.1	16
RSUs	$0.6	$1.4	$1.5	$2.1	$2.3	1.3	18
PSUs	$0.4	$0.5	$0.7	$0.7	$3.4	2.4	—
Cash RSUs	$0.1	$—	$0.1	$—	$0.8	2.4	18
Cash incentive award	$0.1	$—	$0.1	$—	$0.6	2.5	16

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.

(2)	Excludes awards issued to certain executive employees, which were estimated at a zero percent forfeiture rate.

(3)	Forfeiture rates may be revised in subsequent periods if the actual forfeiture rate differs.
13. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net loss income available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.2	65.2	64.1	65.7
Add: Effect of dilutive share-based compensation awards	—	—	—	—
Weighted-average number of shares-diluted	64.2	65.2	64.1	65.7
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Shares in millions)		(Shares in millions)
Stock options	3.2	3.1	3.1	2.7
Restricted stock units	0.3	0.5	0.4	0.5
Performance stock units	0.4	0.1	0.3	0.1
Total	3.9	3.7	3.8	3.3

14. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined and Postretirement Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2015	$(4.6)	$(15.2)	$(19.8)
Other comprehensive income	—	1.1	1.1
At June 30, 2016	$(4.6)	$(14.1)	$(18.7)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Actuarial loss(2)(3)	$0.2	$0.4	$0.4	$0.8
Settlement loss(2)	—	13.5	—	13.5
Prior service benefit(2)	(0.2)	(0.3)	(0.4)	(0.7)
Curtailment gain(2)	—	—	—	(4.0)
Total income before taxes	—	13.6	—	9.6
Less income tax benefit	—	(5.4)	—	(3.8)
Total income, net of tax	$—	$8.2	$—	$5.8

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and defined benefit plan expense. See Note 9.

(3)
The three and six months ended June 30, 2015 includes $0.2 million and $0.4 million of amortization of actuarial losses related to the Company's defined benefit plan, which was terminated in the second quarter of 2015.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $2.2 million and $15.4 million at June 30, 2016 and December 31, 2015, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability to $4.2 million at March 31, 2016, resulting in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statement of Operations during the six months ended June 30, 2016. The contingent consideration liability remained at $4.2 million at June 30, 2016 and was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
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
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2016, the fair value of the Company’s total debt was estimated to be $812.7 million, compared to a carrying amount of $892.9 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
16. Business Segment Information
The Company reports its business through four segments: Domestic Coke, Brazil Coke, Coal Logistics and Coal Mining. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is provided to third-party customers primarily pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
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
Coal Logistics operations are comprised of CMT located in Louisiana, KRT located in West Virginia, Lake Terminal, located in Indiana, and DRT, located in Virginia adjacent to our Jewell cokemaking facility. DRT was constructed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. This business has a collective capacity to mix and transload approximately 35 million tons of coal annually and provides coal handling and/or mixing services to third-party customers as well as our own cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
Until the business was divested in April 2016, the Coal Mining segment conducted coal mining operations, mined by contractors, near the Company’s Jewell cokemaking facility with mines located in Virginia and West Virginia. Prior to April 2016, a substantial portion of the coal production was sold to the Jewell cokemaking facility for conversion into coke. Some coal was also sold to other cokemaking facilities within the Domestic Coke segment. Historically, intersegment Coal Mining revenues for coal sales to the Domestic Coke segment were reflective of the contract price that the facilities within the Domestic Coke segment charge their customers, which approximated the market prices for this quality of metallurgical coal. In 2016, the Company transitioned to a 100 percent purchased third-party coal model, which resulted in a shift of coal transportation costs from the Coal Mining segment to the Domestic Coke segment beginning in the first quarter of 2016. These additional transportation costs are included in Coal Mining's intersegment revenues to Domestic Coke. It is impracticable to show the impacts of this change in our coal procurement model in segment results on a comparable basis.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining expenses (i.e. black lung, workers' compensation and other postretirement employee benefit obligations). These legacy costs are included in Corporate and Other Adjusted EBITDA. The results of our equity method investment in Visa SunCoke were also included in Corporate and Other until the Company impaired its investment to zero in the third quarter of 2015 and suspended equity method accounting. Interest expense, net, which consists principally of interest income and interest expense, net of capitalized interest, and gains and losses on extinguishment of debt are also excluded from segment results. Segment assets, net of tax are those assets utilized within a specific segment and exclude current tax receivables and assets held for sale.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$274.0	$326.5	$563.0	$629.6
Brazil Coke	7.4	8.5	15.1	18.4
Coal Logistics	11.2	8.6	24.2	15.9
Coal Logistics intersegment sales	5.2	4.9	10.4	9.6
Coal Mining	—	4.0	0.8	7.6
Coal Mining intersegment sales	0.7	24.8	22.0	49.0
Elimination of intersegment sales	(5.9)	(29.7)	(32.4)	(58.6)
Total sales and other operating revenue	$292.6	$347.6	$603.1	$671.5

Adjusted EBITDA:
Domestic Coke	$51.0	$56.2	$105.3	$108.9
Brazil Coke	2.4	2.6	4.7	6.7
Coal Logistics	5.4	5.0	11.3	7.6
Coal Mining	(0.9)	(5.4)	(5.0)	(8.5)
Corporate and Other, including legacy costs, net(1)	(11.4)	(25.0)	(26.0)	(33.4)
Total Adjusted EBITDA	$46.5	$33.4	$90.3	$81.3

Depreciation and amortization expense:
Domestic Coke(2)	$19.7	$20.0	$40.0	$38.2
Brazil Coke	0.2	0.1	0.4	0.3
Coal Logistics(3)	8.0	1.9	13.4	3.7
Coal Mining(4)	—	3.7	1.5	6.5
Corporate and Other	0.7	0.7	1.5	1.5
Total depreciation and amortization expense	$28.6	$26.4	$56.8	$50.2

Capital expenditures:
Domestic Coke	$6.9	$13.9	$16.9	$21.9
Coal Logistics	9.0	0.3	12.4	0.5
Corporate and Other	0.5	—	0.9	0.1
Total capital expenditures	$16.4	$14.2	$30.2	$22.5

(1)	Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Black lung charges	$(1.8)	$(1.0)	$(3.5)	$(1.9)
Postretirement benefit plan (expense) benefit	(0.2)	(0.1)	(0.4)	3.8
Defined benefit plan expense, including termination charges	—	(12.9)	—	(13.1)
Workers' compensation expense	(0.1)	(0.5)	(0.4)	(1.4)
Other	—	(0.7)	—	(0.7)
Total legacy (costs) income, net	$(2.1)	$(15.2)	$(4.3)	$(13.3)
(2) The Company revised the estimated useful lives on certain assets at its domestic cokemaking facilities, resulting in additional depreciation of $1.3 million, or $0.02 per common share, and $1.8 million, or $0.03 per common share from operations, for the three months ended June 30, 2016 and 2015, respectively, and $3.6 million, or $0.06 per common share, and $2.9 million, or $0.04 per common share, for the six months ended June 30, 2016 and 2015, respectively.
(3) The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.03 per common share, during the six months ended June 30, 2016.
(4) Depreciation expense was zero for the three months ended June 30, 2016 as a result of the divestiture of the business. In 2015, the Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment which resulted in additional depreciation of $2.7 million, or $0.04 per common share and $4.7 million or $0.07 per common share, during the three and six months ended June 30, 2015.
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$258.4	$311.4	$531.8	$597.8
Steam and electricity sales	14.4	15.1	28.9	31.7
Operating and licensing fees	7.4	8.5	15.1	18.4
Coal logistics	11.0	8.1	23.6	15.2
Metallurgical coal sales	—	3.9	0.4	6.6
Other	1.4	0.6	3.3	1.8
Sales and other operating revenue	$292.6	$347.6	$603.1	$671.5
The following table sets forth the Company's segment assets:

	June 30, 2016	December 31, 2015

	(Dollars in millions)
Segment assets
Domestic Coke	$1,525.8	$1,534.2
Brazil Coke	49.8	58.8
Coal Logistics	518.6	532.0
Coal Mining	—	8.2
Corporate and Other	38.1	98.4
Segment assets, excluding tax assets and assets held for sale	2,132.3	2,231.6
Tax assets	9.7	11.6
Assets held for sale	—	12.3
Total assets	$2,142.0	$2,255.5

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, and interest, taxes, depreciation and amortization and impairments attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016(1)	2015
	(Dollars in millions)
Net cash provided by operating activities	$92.1	$65.5	$121.5	$76.6
Subtract:
Loss on divestiture of business	5.1	—	14.7	—
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Deferred income tax expense (benefit)	0.4	(4.2)	3.6	(1.1)
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Changes in working capital and other	60.5	49.8	56.7	24.2
Net Income	$1.0	$(6.5)	$13.6	$(6.1)
Add:
Adjustment to unconsolidated affiliate earnings(2)	$—	$0.7	$—	$1.0
Coal rationalization costs (income)(3)	—	0.6	0.2	(0.4)
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Interest expense, net	13.4	13.0	27.4	26.9
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income tax (benefit) expense	—	(0.8)	3.3	0.3
Loss on divestiture of business	5.1	—	14.7	—
Reduction of contingent consideration(4)	—	—	(3.7)	—
Expiration of land deposits(5)	1.9	—	1.9	—
Adjusted EBITDA	$46.5	$33.4	$90.3	$81.3
Subtract: Adjusted EBITDA attributable to noncontrolling interest(6)	18.6	18.1	38.9	36.2
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$27.9	$15.3	$51.4	$45.1

(1)
In response to the SEC’s May 2016 update of its guidance of the appropriate use of non-GAAP financial measures, first quarter of 2016 Adjusted EBITDA has been recast to no longer include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)	Reflects share of interest, taxes, depreciation and amortization related to our equity method investment in VISA SunCoke.

(3)
Coal rationalization costs (income) includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan. The six months ended June 30, 2015, included $2.2 million of income related to a severance accrual adjustment.

(4)
The Partnership amended its contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

(5)	Reflects the expiration of land deposits in connection with the Company's potential new cokemaking facility to be constructed in Kentucky.

(6)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2015, less than 25 percent of net assets were restricted. Additionally, in 2015, the Company's Board of Directors designated certain coal mining entities as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during the first half of 2016.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$42.1	$251.5	$(1.0)	$292.6
Equity in (loss) earnings of subsidiaries	(2.1)	—	—	2.1	—
Other income, net	—	0.1	—	—	0.1
Total revenues	(2.1)	42.2	251.5	1.1	292.7
Costs and operating expenses
Cost of products sold and operating expense	—	31.6	193.8	(1.0)	224.4
Selling, general and administrative expense	2.8	6.9	14.0	—	23.7
Depreciation and amortization expense	—	2.3	26.3	—	28.6
Loss on divestiture of business	—	—	5.1	—	5.1
Total costs and operating expenses	2.8	40.8	239.2	(1.0)	281.8
Operating (loss) income	(4.9)	1.4	12.3	2.1	10.9
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	1.7	—	11.7	—	13.4
Total interest expense (income), net	1.7	(1.9)	13.6	—	13.4
Gain on extinguishment of debt	—	—	(3.5)	—	(3.5)
(Loss) income before income tax expense	(6.6)	3.3	2.2	2.1	1.0
Income tax (benefit) expense	(2.0)	1.0	1.0	—	—
Net (loss) income	(4.6)	2.3	1.2	2.1	1.0
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.6)	$2.3	$(4.4)	$2.1	$(4.6)
Comprehensive (loss) income	$(3.9)	$2.3	$1.9	$1.4	$1.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.6	—	5.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(3.9)	$2.3	$(3.7)	$1.4	$(3.9)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three months ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$58.0	$289.6	$—	$347.6
Equity in (loss) earnings of subsidiaries	(8.3)	(8.1)	—	16.4	—
Other income, net	—	0.1	0.5	—	0.6
Total revenues	(8.3)	50.0	290.1	16.4	348.2
Costs and operating expenses
Cost of products sold and operating expenses	—	42.9	253.1	—	296.0
Selling, general and administrative expenses	3.5	6.6	9.3	—	19.4
Depreciation and amortization expense	—	2.2	24.2	—	26.4
Total costs and operating expenses	3.5	51.7	286.6	—	341.8
Operating (loss) income	(11.8)	(1.7)	3.5	16.4	6.4
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense, net	2.3	—	10.7	—	13.0
Total interest expense (income), net	2.3	(1.8)	12.5	—	13.0
(Loss) income before income tax (benefit) expense and loss from equity method investment	(14.1)	0.1	(9.0)	16.4	(6.6)
Income tax (benefit) expense	(0.6)	3.4	(3.6)	—	(0.8)
Loss from equity method investment	—	—	0.7	—	0.7
Net (loss) income	(13.5)	(3.3)	(6.1)	16.4	(6.5)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(13.5)	$(3.3)	$(13.1)	$16.4	$(13.5)
Comprehensive (loss) income	$(5.8)	$(3.4)	$1.7	$8.7	$1.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(5.8)	$(3.4)	$(5.3)	$8.7	$(5.8)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six months ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$84.7	$520.4	$(2.0)	$603.1
Equity in (loss) earnings of subsidiaries	(1.4)	11.3	—	(9.9)	—
Other income, net	—	0.2	0.5	—	0.7
Total revenues	(1.4)	96.2	520.9	(11.9)	603.8
Costs and operating expenses
Cost of products sold and operating expense	—	65.5	401.4	(2.0)	464.9
Selling, general and administrative expense	5.8	15.8	25.4	—	47.0
Depreciation and amortization expense	—	4.5	52.3	—	56.8
Loss on divestiture of business	—	—	14.7	—	14.7
Total costs and operating expenses	5.8	85.8	493.8	(2.0)	583.4
Operating (loss) income	(7.2)	10.4	27.1	(9.9)	20.4
Interest (income) expense, net - affiliate	—	(3.9)	3.9	—	—
Interest expense, net	3.2	—	24.2	—	27.4
Total interest expense (income), net	3.2	(3.9)	28.1	—	27.4
Gain on extinguishment of debt	—	—	(23.9)	—	(23.9)
(Loss) income before income tax expense	(10.4)	14.3	22.9	(9.9)	16.9
Income tax (benefit) expense	(1.7)	7.1	(2.1)	—	3.3
Net (loss) income	(8.7)	7.2	25.0	(9.9)	13.6
Less: Net income attributable to noncontrolling interests	—	—	22.3	—	22.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(8.7)	$7.2	$2.7	$(9.9)	$(8.7)
Comprehensive (loss) income	$(7.6)	$7.2	$26.1	$(11.0)	$14.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	22.3	—	22.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.6)	$7.2	$3.8	$(11.0)	$(7.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six months ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$99.0	$572.5	$—	$671.5
Equity in (loss) earnings of subsidiaries	(8.3)	(4.7)	—	13.0	—
Other income, net	—	0.2	0.5	—	0.7
Total revenues	(8.3)	94.5	573.0	13.0	672.2
Costs and operating expenses
Cost of products sold and operating expense	—	73.3	484.8	—	558.1
Selling, general and administrative expense	5.5	14.2	12.3	—	32.0
Depreciation and amortization expense	—	4.3	45.9	—	50.2
Total costs and operating expenses	5.5	91.8	543.0	—	640.3
Operating (loss) income	(13.8)	2.7	30.0	13.0	31.9
Interest (income) expense, net - affiliate	—	(3.6)	3.6	—	—
Interest expense (income), net	5.1	(0.4)	22.2	—	26.9
Total interest expense (income), net	5.1	(4.0)	25.8	—	26.9
Loss on extinguishment of debt	—	—	9.4	—	9.4
(Loss) income before income tax (benefit) expense and loss from equity method investment	(18.9)	6.7	(5.2)	13.0	(4.4)
Income tax (benefit) expense	(1.4)	6.3	(4.6)	—	0.3
Loss from equity method investment	—	—	1.4	—	1.4
Net (loss) income	(17.5)	0.4	(2.0)	13.0	(6.1)
Less: Net income attributable to noncontrolling interests	—	—	11.4	—	11.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(17.5)	$0.4	$(13.4)	$13.0	$(17.5)
Comprehensive (loss) income	$(13.3)	$0.2	$2.4	$8.8	$(1.9)
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.4	—	11.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(13.3)	$0.2	$(9.0)	$8.8	$(13.3)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$33.0	$75.0	$—	$108.0
Receivables	—	7.7	40.5	—	48.2
Inventories	—	9.0	97.4	—	106.4
Income tax receivable	25.6	—	44.2	(60.1)	9.7
Other current assets	—	3.4	3.8	—	7.2
Advances to affiliate		255.1	—	(255.1)	—
Total current assets	25.6	308.2	260.9	(315.2)	279.5
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	2.3	—	2.3
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	64.1	1,494.2	—	1,558.3
Goodwill	—	3.4	67.1	—	70.5
Other intangible assets, net	—	2.6	182.0	—	184.6
Deferred charges and other assets	0.3	4.1	1.4	—	5.8
Investment in subsidiaries	521.9	719.9	—	(1,241.8)	—
Total assets	$547.8	$1,191.3	$2,348.9	$(1,946.0)	$2,142.0
Liabilities and Equity
Advances from affiliate	$163.8	$—	$91.3	$(255.1)	$—
Accounts payable	—	15.8	75.9	—	91.7
Accrued liabilities	0.4	20.8	29.1	—	50.3
Deferred revenue	—	—	20.3	—	20.3
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	1.5	—	15.3	—	16.8
Income taxes payable	—	60.1	—	(60.1)	—
Total current liabilities	165.7	96.7	233.0	(315.2)	180.2
Long-term debt	63.2	—	824.1	—	887.3
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.5	32.6	—	45.1
Retirement benefit liabilities	—	14.3	15.8	—	30.1
Deferred income taxes	31.8	368.1	(47.0)	—	352.9
Asset retirement obligations	—	—	13.8	—	13.8
Other deferred credits and liabilities	1.9	6.3	8.7	—	16.9
Total liabilities	262.6	797.9	1,170.0	(704.2)	1,526.3
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,657,185 shares at June 30, 2016	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at June 30, 2016	(140.7)	—	—	—	(140.7)
Additional paid-in capital	489.0	68.9	717.2	(786.1)	489.0
Accumulated other comprehensive loss	(18.7)	(1.4)	(17.3)	18.7	(18.7)
Retained (deficit) earnings	(45.1)	325.9	148.5	(474.4)	(45.1)
Total SunCoke Energy, Inc. stockholders’ equity	285.2	393.4	848.4	(1,241.8)	285.2
Noncontrolling interests	—	—	330.5	—	330.5
Total equity	285.2	393.4	1,178.9	(1,241.8)	615.7
Total liabilities and equity	$547.8	$1,191.3	$2,348.9	$(1,946.0)	$2,142.0

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$70.6	$52.8	$—	$123.4
Receivables	—	7.9	56.7	—	64.6
Inventories	—	5.3	116.5	—	121.8
Income tax receivable	10.9	—	60.0	(59.3)	11.6
Other current assets	0.1	2.4	1.4	—	3.9
Advances to affiliate	—	250.9	—	(250.9)	—
Assets held for sale	—	—	0.9	—	0.9
Total current assets	11.0	337.1	288.3	(310.2)	326.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	18.2	—	18.2
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	68.2	1,513.8	—	1,582.0
Goodwill	—	3.4	67.7	—	71.1
Other intangible assets, net	—	2.9	187.3	—	190.2
Deferred charges and other assets	0.2	12.5	2.7	—	15.4
Investment in subsidiaries	522.1	649.3	—	(1,171.4)	—
Long-term assets held for sale	—	—	11.4	—	11.4
Total assets	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5
Liabilities and Equity
Advances from affiliate	$105.2	$—	$145.7	$(250.9)	$—
Accounts payable	—	10.4	89.4	—	99.8
Accrued liabilities	0.1	16.4	26.4	—	42.9
Deferred revenue	—	—	2.1	—	2.1
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	1.5	—	17.4	—	18.9
Income taxes payable	—	59.3	—	(59.3)	—
Liabilities held for sale	—	—	0.9	—	0.9
Total current liabilities	106.8	86.1	283.0	(310.2)	165.7
Long-term debt	103.2	—	894.5	—	997.7
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.6	32.1	—	44.7
Retirement benefit liabilities	—	14.9	16.4	—	31.3
Deferred income taxes	32.3	362.4	(45.7)	—	349.0
Asset retirement obligations	—	—	16.3	—	16.3
Other deferred credits and liabilities	1.1	7.0	14.0	—	22.1
Long-term liabilities held for sale	—	—	5.9	—	5.9
Total liabilities	243.4	783.0	1,305.5	(699.2)	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,489,448 shares at December 31, 2015	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2015	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.1	62.0	664.7	(726.7)	486.1
Accumulated other comprehensive (loss) income	(19.8)	(1.3)	(18.5)	19.8	(19.8)
Retained (deficit) earnings	(36.4)	318.7	145.8	(464.5)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	289.9	379.4	792.0	(1,171.4)	289.9
Noncontrolling interests	—	—	332.9	—	332.9
Total equity	289.9	379.4	1,124.9	(1,171.4)	622.8
Total liabilities and equity	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(8.7)	$7.2	$25.0	$(9.9)	$13.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on divestiture of business	—	—	14.7	—	14.7
Depreciation and amortization expense	—	4.5	52.3	—	56.8
Deferred income tax (benefit) expense	(0.8)	5.7	(1.3)	—	3.6
Payments in excess of expense for postretirement plan benefits	—	(0.6)	(0.6)	—	(1.2)
Share-based compensation expense	3.4	—	—	—	3.4
Equity in earnings (loss) of subsidiaries	1.4	(11.3)	—	9.9	—
Gain on extinguishment of debt	—	—	(23.9)	—	(23.9)
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	0.2	16.0	—	16.2
Inventories	—	(3.7)	19.2	—	15.5
Accounts payable	—	6.9	(12.4)	—	(5.5)
Accrued liabilities	0.3	4.4	2.3	—	7.0
Deferred revenue	—	—	18.2	—	18.2
Interest payable	—	—	(2.1)	—	(2.1)
Income taxes	(14.7)	0.8	15.8	—	1.9
Other	2.6	7.8	(7.1)	—	3.3
Net cash (used in) provided by operating activities	(16.5)	21.9	116.1	—	121.5
Cash Flows from Investing Activities:
Capital expenditures	—	(2.8)	(27.4)	—	(30.2)
Decrease in restricted cash	—	—	15.9	—	15.9
Divestiture of business	—	—	(12.1)	—	(12.1)
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(2.8)	(21.5)	—	(24.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(47.0)	—	(47.0)
Proceeds from revolving facility	—	—	20.0	—	20.0
Repayment of revolving facility	(40.4)	—	(20.0)	—	(60.4)
Cash distribution to noncontrolling interests	—	—	(24.7)	—	(24.7)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.5)	—	—	—	(0.5)
Net increase (decrease) in advances from affiliate	57.4	(56.7)	(0.7)	—	—
Net cash provided by (used in) financing activities	16.5	(56.7)	(72.4)	—	(112.6)
Net (decrease) increase in cash and cash equivalents	—	(37.6)	22.2	—	(15.4)
Cash and cash equivalents at beginning of period	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of period	$—	$33.0	$75.0	$—	$108.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(17.5)	$0.4	$(2.0)	$13.0	$(6.1)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	4.3	45.9	—	50.2
Deferred income tax (benefit) expense	(0.3)	0.7	(1.5)	—	(1.1)
Settlement loss and expense for pension plan	—	—	13.1	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(0.7)	(4.8)	—	(5.5)
Share-based compensation expense	4.2		—	—	4.2
Equity in earnings (loss) of subsidiaries	8.3	4.7	—	(13.0)	—
Loss from equity method investment	—	—	1.4	—	1.4
Loss on extinguishment of debt	—	—	9.4	—	9.4
Changes in working capital pertaining to operating activities:
Receivables	0.1	8.8	12.6	—	21.5
Inventories	—	2.2	33.8	—	36.0
Accounts payable	—	(5.6)	(19.8)	—	(25.4)
Accrued liabilities	—	(3.5)	(15.4)	—	(18.9)
Interest payable	(4.2)	—	6.1	—	1.9
Income taxes payable	(1.1)	14.5	(14.3)	—	(0.9)
Other	(0.2)	(3.0)	—	—	(3.2)
Net cash (used in) provided by operating activities	(10.7)	22.8	64.5	—	76.6
Cash Flows from Investing Activities:
Capital expenditures	—	(3.8)	(18.7)	—	(22.5)
Net cash used in investing activities	—	(3.8)	(18.7)	—	(22.5)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.5)	—	(149.5)
Debt issuance cost	—	—	(4.8)	—	(4.8)
Cash distribution to noncontrolling interests	—	—	(18.7)	—	(18.7)
Shares repurchased	(20.0)	—	—	—	(20.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(0.4)	—	—	—	(0.4)
Dividends paid	(8.8)	—	—	—	(8.8)
Net increase (decrease) in advances from affiliates	39.9	(25.7)	(14.2)		—
Net cash provided by (used in) financing activities	10.7	(25.7)	23.6	—	8.6
Net (decrease) increase in cash and cash equivalents	—	(6.7)	69.4	—	62.7
Cash and cash equivalents at beginning of period	—	102.3	36.7	—	139.0
Cash and cash equivalents at end of period	$—	$95.6	$106.1	$—	$201.7

18. Subsequent Events
In July of 2016, the Company entered into a sale-leaseback arrangement of certain integral equipment from the Domestic Coke segment and certain mobile equipment from the Coal Logistics segment for total proceeds of $16.2 million. The arrangement will be accounted for as a financing transaction.

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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand.  While steel pricing has rebounded in 2016, aided by favorable rulings from the Department of Commerce ("DOC") and the International Trade Commission ("ITC") on unfairly traded steel imports, as well as improved global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability.  Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
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
We also own and operate a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal, LLC ("DRT"). Our Coal Logistics business has collective capacity to mix and/or transload approximately 35 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 10 million tons of coal annually through its operations in Convent, Louisiana. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. DRT is located in Virginia adjacent to our Jewell Cokemaking facility and was constructed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through operations in West Virginia. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and/or handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
The financial performance of the Partnership's Coal Logistics business is substantially dependent upon a limited number of customers, each of whom currently is faced with a market depressed by oversupply and declining coal prices. The Partnership's CMT customers are also impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, contribute to the Partnership's customers' decisions to place tons into the export market and thus impact transloading volumes through the Partnership's terminal facility.

Both the thermal and metallurgical coal markets remain challenged. Several U.S. coal producers, including certain of the Partnership's Coal Logistics customers, have cut production and idled mining operations in response to market conditions. A number of coal producers also have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although the U.S. coal industry is under extreme pressure, we do not know to what extent the Partnership's Coal Logistics business may be affected.
A significant portion of the Partnership's revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight Energy LP ("Foresight") and Murray American Coal ("Murray"). However, both customers currently face significant challenges. Foresight has disclosed that it is in default of certain corporate indentures and other debt documents and has been actively negotiating an out-of-court restructuring with its bondholders and other creditors. On July 22, 2016, Foresight announced that it had reached agreements on a global restructuring of indebtedness with its bondholders, its lenders and other creditors. However, the terms of this global restructuring are complex and Foresight has disclosed that these agreements may be subject to termination upon commencement of a bankruptcy proceeding, or if certain conditions are not commenced by August 1, 2016 and then satisfied by August 31, 2016. While these agreements with its creditors are a positive development, there can be no assurance that Foresight’s proposed global restructuring ultimately will be consummated. Murray also has been affected by current economic conditions and reported that on June 29, 2016 it sent a WARN Act notice to employees indicating that Murray could lay off as many as 4,400 employees, or about 80 percent of its workforce, due to weak coal markets. The WARN Act requires a 60-day waiting period before large layoffs can occur. In addition, Murray’s CEO has commented publicly regarding the risks to Murray’s business, including the risk of a potential bankruptcy.
While we do not know whether the Partnership's major coal handling agreements would be assumed or rejected in a potential bankruptcy process involving any of the Partnership's customers, the loss of any of these customers could have a significant and adverse effect on the Partnership's Coal Logistics business, results of operations and financial condition, and the Partnership's ability to make cash distributions.
Until its disposition in April 2016, we owned coal mining operations in Virginia and West Virginia. Our mining operations were mined by contractors and sold approximately 257 thousand tons of metallurgical coal (including internal sales to our cokemaking operations) in the first quarter of 2016.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of June 30, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	Coal Mining Business
In April 2016, the Company completed the disposal of its coal mining business, previously included in the Coal Mining segment, to Revelation Energy, LLC ("Revelation") who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement Revelation received $12.1 million from the Company to take ownership of the assets and liabilities, which was reflected in cash flows used in investing activities on the Consolidated Statements of Cash Flows.
During the three and six months ended June 30, 2016, the Company recognized losses associated with this divestiture of $5.1 million and $14.7 million, respectively, which included a $10.7 million asset impairment charge recorded in the first quarter of 2016. These losses were recorded in loss on divestiture of business on the Consolidated Statements of Operations and included transaction-related costs of $0.7 million and $1.1 million during the three and six months ended June 30, 2016, respectively, which were reflected in cash flows used in operating activities on the Consolidated Statements of Cash Flows. On a go forward basis, we expect the remaining coal mining business to generate Adjusted EBITDA losses of approximately $2 million.
In conjunction with the transaction, Revelation and SunCoke’s Jewell cokemaking operations entered into a coal supply agreement whereby Revelation will supply approximately 300,000 tons of coal to Jewell Coke annually for the next five years at a market rate. The delivered cost, as compared to alternative coal sources, is favorable due to the proximity of the Jewell cokemaking facility to the mines.

•AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by 75 thousand tons at our Haverhill 2 facility. As a result, Domestic Coke sales tons were lower than our previous volume targets by approximately 26 thousand tons and 36 thousand tons during the three and six months ended June 30, 2016, respectively. Based on our long-term, take-or-pay contract, AK Steel provided us with make-whole payments. As such, we do not expect this reduction in volumes to impact Adjusted EBITDA targets.
Second Quarter Key Financial Results

•
Revenues decreased $55.5 million, or 15.9 percent, to $292.7 million in the three months ended June 30, 2016, primarily due to the pass-through of lower coal prices in our Domestic Coke segment and lower sales volumes.

•
Net loss attributable to SunCoke Energy, Inc. was $4.6 million and $13.5 million for the three months ended June 30, 2016 and 2015, respectively. The improvement was primarily driven by a $3.5 million gain on the extinguishment of debt in the current year period as well as the absence of a $12.6 million non-cash pension termination charge recorded in the prior year.  These improvements were partially offset by lower volumes in the current year and a $5.1 million loss on the divestiture of the coal mining business, which was completed in April 2016.

•
Cash provided by operating activities was $121.5 million and $76.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in operating cash flow is primarily due to the contribution of CMT's net cash provided by operating activities of $24.2 million as well as the absence of $7.8 million of coal severance payments during the prior year period. Additionally, the increase in operating cash flow reflects lower operating and maintenance spending and lower inventory levels at our Indiana Harbor facility.

•
Adjusted EBITDA was $46.5 million in the three months ended June 30, 2016 compared to $33.4 million in the three months ended June 30, 2015. The increase was primarily driven by the contribution from CMT of $4.2 million as well as the previously mentioned pension termination charge in the prior year period. These items were partially offset by lower sales volumes.

Items Impacting Comparability

•
Convent Marine Terminal. Comparability between periods was impacted by the acquisition of CMT during the third quarter of 2015. During the three and six months ended June 30, 2016 CMT contributed revenues of $7.0 million and $14.7 million, respectively, costs and operating expense of $6.4 million and $10.2 million, respectively, and Adjusted EBITDA of $4.2 million and $8.0 million, respectively. The costs and operating expenses for the six months ended June 30, 2016, included the $3.7 million gain from the reduction in fair value to the contingent consideration liability discussed below.

•
Contingent consideration.  In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the six months ended June 30, 2016.

•
Coal transportation costs. In 2016, the divestiture of the coal mining business and the transition to a 100 percent purchased third-party coal model resulted in a shift of coal transportation costs from the Coal Mining segment to our Jewell cokemaking facility, within our Domestic Coke segment, of approximately $1.3 million and $4.0 million during the three and six months ended June 30, 2016, respectively. This shift of costs has no impact on 2016 expected consolidated Adjusted EBITDA.

•
Energy sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. In the current arrangement, the Company is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues. Both revenues and Adjusted EBITDA decreased $0.6 million and $2.6 million in the three and six months ended June 30, 2016, respectively, compared to the corresponding periods of 2015 as a result of these arrangements.

•
(Gain) loss on extinguishment of debt. During the three and six months ended June 30, 2016, the Partnership continued de-levering its balance sheet and recognized a gain on extinguishment of debt of $3.5 million and $23.9 million during the three and six months ended June 30, 2016. See Note 8 to our consolidated financial statements.

In connection with the dropdown of Granite City during the first quarter of 2015, the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes, resulting in a loss on extinguishment of debt of $9.4 million.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$292.6	$347.6	$603.1	$671.5
Other income, net	0.1	0.6	0.7	0.7
Total revenues	292.7	348.2	603.8	672.2
Costs and operating expenses
Cost of products sold and operating expenses	224.4	296.0	464.9	558.1
Selling, general and administrative expenses	23.7	19.4	47.0	32.0
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Loss on divestiture of business	5.1	—	14.7	—
Total costs and operating expenses	281.8	341.8	583.4	640.3
Operating income	10.9	6.4	20.4	31.9
Interest expense, net	13.4	13.0	27.4	26.9
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income (loss) before income tax expense and loss from equity method investment	1.0	(6.6)	16.9	(4.4)
Income tax (benefit) expense	—	(0.8)	3.3	0.3
Loss from equity method investment	—	0.7	—	1.4
Net income (loss)	1.0	(6.5)	13.6	(6.1)
Less: Net income attributable to noncontrolling interests	5.6	7.0	22.3	11.4
Net loss attributable to SunCoke Energy, Inc.	$(4.6)	$(13.5)	$(8.7)	$(17.5)
Revenues. Total revenues were $292.7 million and $348.2 million for the three months ended June 30, 2016 and 2015, respectively, and were $603.8 million and $672.2 million for the six months ended June 30, 2016 and 2015, respectively. This decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments. These decreases were partially offset by revenue from CMT.
Costs and Operating Expenses. Total operating expenses were $281.8 million and $341.8 million for the three months ended June 30, 2016 and 2015, respectively, and were $583.4 million and $640.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily driven by lower coal prices and volumes in the current year periods as well as a $12.6 million non-cash pension plan termination charge recorded in the second quarter of 2015. These decreases were partially offset by CMT costs and operating expenses previously discussed in "Items Impacting Comparability" as well as a $4 million postretirement benefit plan curtailment gain recorded in the first quarter of 2015. Additionally, the three and six months ended June 30, 2016 included losses of $5.1 million and $14.7 million, respectively, relating to the divestiture of our coal mining business.

Interest Expense, Net. Interest expense, net was $13.4 million and $13.0 million for the three months ended June 30, 2016 and 2015, respectively, and $27.4 million and $26.9 million for the six months ended June 30, 2016 and 2015, respectively. Additional borrowings in connection with the acquisition of CMT increased interest expense $3.2 million and $6.5 million for the three and six months ended June 30, 2016, respectively, and was partially offset by interest expense savings from the Partnership's repurchase of $117.4 million of its senior notes since the fourth quarter of 2015.
Income Taxes. We recorded no significant income tax expense for the three months ended June 30, 2016 compared to an income tax benefit of $0.8 million for the corresponding period of 2015. We recorded income tax expense of $3.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The increases were primarily due to higher overall earnings for both the three and six months ended June 30, 2016. See Note 6 to our consolidated financial statements.
Loss from Equity Method Investment. During 2015, we impaired our equity method investment to zero. Consequently, we no longer include our share of VISA SunCoke in our financial results. During the three and six months ended June 30, 2015, we recorded our share of VISA SunCoke results on a one month lag and recognized a loss of $0.7 million and $1.4 million, respectively.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $5.6 million and $7.0 million during the three months ended June 30, 2016 and 2015, respectively, and was $22.3 million and $11.4 million for the six months ended June 30, 2016 and 2015, respectively. The three months ended June 30, 2016 decreased $1.4 million compared to the prior period due to the lower Coal Logistics volumes and depreciation of CMT assets at the Partnership. The six months ended June 30, 2016 increased $10.9 million compared to the prior period primarily due to the Partnership's gain on extinguishment of debt previously discussed as well as lower operating and maintenance spending at Indiana Harbor.
Results of Reportable Business Segments
We report our business results through four segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively;

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for a Brazilian subsidiary of ArcelorMittal;

•	Coal Logistics consists of our coal handling and/or mixing services in East Chicago, Indiana; Ceredo, West Virginia; Belle, West Virginia; Convent, Louisiana; and Vansant, Virginia.

•	Coal Mining consists of our former metallurgical coal mining operations conducted in Virginia and West Virginia, the majority of which were divested in April 2016.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$274.0	$326.5	$563.0	$629.6
Brazil Coke	7.4	8.5	15.1	18.4
Coal Logistics	11.2	8.6	24.2	15.9
Coal Logistics intersegment sales	5.2	4.9	10.4	9.6
Coal Mining	—	4.0	0.8	7.6
Coal Mining intersegment sales	0.7	24.8	22.0	49.0
Elimination of intersegment sales	(5.9)	(29.7)	(32.4)	(58.6)
Total sales and other operating revenue	$292.6	$347.6	$603.1	$671.5
Adjusted EBITDA(1):
Domestic Coke	$51.0	$56.2	$105.3	$108.9
Brazil Coke	2.4	2.6	4.7	6.7
Coal Logistics	5.4	5.0	11.3	7.6
Coal Mining	(0.9)	(5.4)	(5.0)	(8.5)
Corporate and Other, including legacy costs, net(2)	(11.4)	(25.0)	(26.0)	(33.4)
Total Adjusted EBITDA	$46.5	$33.4	$90.3	$81.3
Coke Operating Data:
Domestic Coke capacity utilization (%)	95	99	94	97
Domestic Coke production volumes (thousands of tons)	998	1,047	1,989	2,045
Domestic Coke sales volumes (thousands of tons)	992	1,110	1,992	2,059
Domestic Coke Adjusted EBITDA per ton(3)	$51.41	$50.63	$52.86	$52.89
Brazilian Coke production—operated facility (thousands of tons)	431	437	845	876
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(4)	3,232	4,366	6,602	8,160
Tons handled by CMT (thousands of tons)(4)	976	—	1,921	—

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(Dollars in millions)
Black lung charges	$(1.8)	$(1.0)	$(3.5)	$(1.9)
Postretirement benefit plan (expense) benefit	(0.2)	(0.1)	(0.4)	3.8
Defined benefit plan expense, including termination charges	—	(12.9)	—	(13.1)
Workers' compensation expense	(0.1)	(0.5)	(0.4)	(1.4)
Other	—	(0.7)	—	(0.7)
Total legacy costs, net	$(2.1)	$(15.2)	$(4.3)	$(13.3)

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $52.5 million, or 16.1 percent, to $274.0 million for the three months ended June 30, 2016 compared to $326.5 million for the three months ended June 30, 2015. The decrease was mainly due to lower sales volumes of 118 thousand tons as compared to the prior year period, which decreased revenues $30.1 million. This decrease in sales volumes was the result of the timing of sales recognition at our Jewell Coke facility, lower volumes at our Indiana Harbor facility and lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments." The remaining decrease of $22.4 million was primarily due to the pass-through of lower coal prices.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $5.2 million, or 9.3 percent, to $51.0 million for the three months ended June 30, 2016 compared to $56.2 million in the same period of 2015. Lower sales volumes at our Jewell and Indiana Harbor facilities discussed above and the complete write-off of a receivable related to 2015 spot coke sales to Essar Algoma decreased Adjusted EBITDA $5.3 million and $1.4 million, respectively. Adjusted EBITDA was also unfavorably impacted by $1.3 million of coal transportation charges, previously discussed in "Items Impacting Comparability," which were historically included in the Coal Mining segment. The remaining increase of $2.8 million was primarily driven by lower operating and maintenance spending at Indiana Harbor as compared to the same prior year period.
Depreciation and amortization expense, which was not included in segment profitability, was $19.7 million in the three months ended June 30, 2016 and was reasonably consistent with the prior year.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $1.1 million, or 12.9 percent, to $7.4 million for the three months ended June 30, 2016 compared to $8.5 million for the same period of 2015. The decrease was mainly due to unfavorable foreign currency adjustments compared to the same prior year period.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment of $2.4 million for the three months ended June 30, 2016 was comparable to the prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $2.9 million, or 21.5 percent, to $16.4 million for the three months ended June 30, 2016 compared to $13.5 million for the corresponding period of 2015. The increase was driven by a $7.0 million contribution from CMT, partially offset by lower volumes at KRT and Lake Terminal. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased $0.4 million, or 8.0 percent, to $5.4 million for the three months ended June 30, 2016 compared to $5.0 million for the corresponding period of 2015. CMT contributed Adjusted EBITDA of $4.2 million in the current year period, which was mostly offset by lower volumes at KRT and Lake Terminal.
Depreciation and amortization expense, which was not included in segment profitability, was $8.0 million for the three months ended June 30, 2016 compared to $1.9 million for the same period of 2015, primarily due to $3.6 million of depreciation and amortization expense associated with CMT. Additionally, the Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.03 per common share, during the three months ended June 30, 2016.

Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $28.1 million to $0.7 million for the three months ended June 30, 2016 compared to $28.8 million for the corresponding period of 2015 as a result of the Company's divestiture of the coal mining business in April 2016.
Adjusted EBITDA
Adjusted EBITDA was a loss of $0.9 million for the three months ended June 30, 2016 compared to a loss of $5.4 million in the prior year period. The improved results reflect a shift of $1.3 million of coal transportation to our Domestic Coke segment and lower operating costs due to the divestiture of our business.
Depreciation expense, which was not included in segment profitability, was zero for the three months ended June 30, 2016 as a result of the divestiture of the business compared to $3.7 million for the same period of 2015. The Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment, which resulted in additional depreciation of $2.7 million, or $0.04 per common share for the three months ended June 30, 2015.
Corporate and Other
Corporate and other expenses, which include legacy costs, decreased $13.6 million to $11.4 million for the three months ended June 30, 2016 compared to $25.0 million in the same period of 2015, driven by a $12.6 million non-cash pension plan termination charge in the second quarter of 2015. Current period savings from lower headcount also contributed to lower corporate costs.
Depreciation and amortization expense, which was not included in segment profitability, remained consistent at $0.7 million for both the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $66.6 million, or 10.6 percent, to 563.0 million for the six months ended June 30, 2016 compared to $629.6 million for the six months ended June 30, 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues $48.6 million. The remaining decrease of $18.0 million was primarily related to lower sales volumes of 67 thousand tons as compared to the prior year period, driven primarily by lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments."
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.6 million, or 3.3 percent, to $105.3 million for the six months ended June 30, 2016 compared to $108.9 million in the same period of 2015. Lower coal-to-coke yield gains driven by lower coal prices and higher coal transportation charges previously discussed in "Items Impacting Comparability" decreased Adjusted EBITDA by $4.2 million and $4.0 million, respectively. These decreases were partially offset by increases in Adjusted EBITDA of $4.6 million, driven primarily by lower operating and maintenance spending at Indiana Harbor as compared to the same prior year period.
Depreciation and amortization expense, which was not included in segment profitability, was $40.0 million for the six months ended June 30, 2016 and was reasonably consistent with the prior year period.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $3.3 million, or 17.9 percent, to $15.1 million for the six months ended June 30, 2016 compared to $18.4 million for the same period of 2015. The decrease was mainly due to lower volumes and unfavorable foreign currency adjustments compared to the same prior year period.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment decreased $2.0 million, or 29.9 percent, to $4.7 million for the six months ended June 30, 2016 as compared to $6.7 million for the same period of 2015 due to lower volumes and unfavorable foreign currency adjustments compared to the same prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.

Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $9.1 million, or 35.7 percent, to $34.6 million for the six months ended June 30, 2016 compared to $25.5 million for the corresponding period of 2015. The increase was primarily due to a $14.7 million contribution from CMT, partially offset by lower volumes at KRT and Lake Terminal. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased $3.7 million, or 48.7 percent, to $11.3 million for the six months ended June 30, 2016 compared to $7.6 million for the corresponding period of 2015. CMT contributed Adjusted EBITDA of $8.0 million in the current year period, which was partially offset by lower volumes at KRT and Lake Terminal discussed above.
Depreciation and amortization expense, which was not included in segment profitability, was $13.4 million for the six months ended June 30, 2016 compared to $3.7 million for the same period of 2015, primarily due to $7.1 million of depreciation and amortization expense associated with CMT. The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.03 per common share, during the six months ended June 30, 2016.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and operating revenues decreased $33.8 million to $22.8 million for the six months ended June 30, 2016 compared to $56.6 million for the corresponding period of 2015 resulting from the divestiture of our coal mining business in April 2016.
Adjusted EBITDA
Adjusted EBITDA was a loss of $5.0 million for the six months ended June 30, 2016 compared to a loss of $8.5 million in the prior year period. The improved results reflect the shift of $4.0 million of coal transportation costs to our Domestic Coke segment and lower operating costs due to the divestiture of the business, partly offset by lower coal sales prices in 2016 as compared to the prior year period.
Depreciation expense, which was not included in segment profitability, decreased $5.0 million, to $1.5 million for the six months ended June 30, 2016 compared to $6.5 million for the same period of 2015. The decrease was driven by the exit from our coal mining business, as discussed above. Additionally, in 2015 the Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment, which resulted in additional depreciation of $4.7 million, or $0.07 per common share, during the six months ended June 30, 2015.
Corporate and Other
Corporate and other expenses, which include legacy costs, decreased $7.4 million to $26.0 million for the six months ended June 30, 2016 compared to $33.4 million in the same period of 2015. The prior year period included a $12.6 million non-cash pension plan termination charge and a $4.0 million postretirement benefit plan curtailment gain. The remaining increase in costs of $1.2 million was driven by higher professional fees and unfavorable mark-to-market adjustments in deferred compensation driven by increases in the Company's share price, partially offset by current period savings of approximately $1.0 million from lower headcount.
Depreciation and amortization expense, which was not included in segment profitability, remained consistent at $1.5 million for both the six months ended June 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital and maintain cash reserves. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we may from time to time seek to retire or repurchase our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of June 30, 2016, we had $108.0 million of cash and cash equivalents and $166.4 million of borrowing availability under our credit facilities.

On July 25, 2016, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on September 1, 2016 to unitholders of record on August 15, 2016. The Partnership's Board of Director's decision to hold the quarterly distribution flat at $0.5940 per unit is part of the Partnership's capital allocation strategy to utilize excess cash flow towards repurchasing the Partnership's debt. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
In the first half of 2016, the Company took certain actions to support the Partnership's strategy to de-lever its balance sheet. During the first quarter of 2016, the Company provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned IDR cash distributions of $1.4 million to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, the Company provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs and $1.4 million IDR cash distributions, resulting in a payment deferral from the Partnership of $8.3 million. The Company will not provide sponsor support in the third quarter of 2016.
The Partnership, aided by sponsor support from the Company, repurchased $69.9 million face value of outstanding Partnership Notes for $46.4 million of cash payments during the six months ended June 30, 2016. This resulted in a gain on extinguishment of debt of $23.9 million during the six months ended June 30, 2016.
During the second quarter of 2016, the Company repaid $40.4 million on the Revolving Facility. Also, as a result of the divestiture of the coal mining business, the Company cancelled approximately $4 million of letters of credit and expects to cancel additional letters of credit of approximately $1 million.
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
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility, Partnership Revolver, Partnership Term Loan and Promissory Notes could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of June 30, 2016, the Company and the Partnership were in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$121.5	$76.6
Net cash used in investing activities	(24.3)	(22.5)
Net cash (used in) provided by financing activities	(112.6)	8.6
Net (decrease) increase in cash and cash equivalents	$(15.4)	$62.7

Cash Flows from Operating Activities
For the six months ended June 30, 2016, net cash provided by operating activities was $121.5 million compared to $76.6 million in the corresponding period of 2015. The increase in operating cash flow is primarily due to the contribution of CMT's net cash provided by operating activities of $24.2 million during the six months ended June 30, 2016 as well as the absence of $7.8 million of coal severance payments during the six months ended June 30, 2015. Additionally, the increase in operating cash flow reflects lower operating and maintenance spending and lower inventory levels at our Indiana Harbor facility.
Cash Flows from Investing Activities
Cash used in investing activities of $24.3 million increased $1.8 million for the six months ended June 30, 2016 as compared to the corresponding period of 2015. The increase is primarily due to the divestiture of the coal mining business, where the Company paid $12.1 million to Revelation. The increase was partially offset by the amendment to an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group.
Cash Flows from Financing Activities
For the six months ended June 30, 2016, net cash used in financing activities was $112.6 million compared to net cash provided by financing activities of $8.6 million for the six months ended June 30, 2015. In the first half of 2016, the Partnership repurchased $69.9 million face value of outstanding Partnership Notes for $46.4 million in the open market. The Partnership also repaid $0.6 million of face value on the Promissory Note and paid a quarterly cash distribution of $24.7 million to its public unitholders during the six months ended June 30, 2016. In addition to the Partnership's cash used in financing activities, the Company paid down $40.4 million of the outstanding Revolving Facility during the second quarter of 2016.
During the six months ended June 30, 2015, the Partnership received gross proceeds of $210.8 million from the issuance of Partnership Notes. This cash inflow was partially offset by the repayment of $149.5 million of long-term debt and debt issuance costs of $4.8 million. Additionally, the Partnership paid $20.0 million to repurchase shares under the repurchase program and paid quarterly cash distributions of $18.7 million to its public unitholders, while the Company paid $8.8 million of dividends during the six months ended June 30, 2015.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Six Months Ended June 30,
	2016	2015

	(Dollars in millions)
Ongoing capital	$12.0	$14.3
Environmental remediation capital(1)	5.1	6.4
Expansion capital:
CMT(2)	10.7	—
Other capital expansion	2.4	1.8
Total capital expenditures	$30.2	$22.5

(1)	Includes capitalized interest of $1.4 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $9.5 million for the ship loader expansion project funded with restricted cash withheld in conjunction with the acquisition of CMT and $1.2 million of capitalized interest in connection with this project.

In 2016, excluding capitalized interest and pre-funded capital projects at CMT, we expect our capital expenditures to be approximately $45 million, which is comprised of the following:

•	Total ongoing capital expenditures of approximately $38 million, of which $12 million will be spent at the Partnership;

•
Total capital expenditures on environmental remediation projects of approximately $5 million, all of which will be spent at the Partnership and was funded with a portion of the proceeds of the Partnership offering and subsequent asset dropdowns; and

•	Total expansion capital of approximately $2 million.
In total, we anticipate spending approximately $130 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $90 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
Off-Balance Sheet Arrangements
Other than the arrangements described in Note 10 to the consolidated financial statements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.
Critical Accounting Policies
Other than additional disclosure on risk to our goodwill and other intangible assets in Note 5 to our consolidated financial statements, there have been no significant changes to our accounting policies during the six months ended June 30, 2016. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, and interest, taxes, depreciation and amortization and impairments attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP. Below is a reconciliation of Adjusted EBITDA to its closest GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016(1)	2015
	(Dollars in millions)
Net cash provided by operating activities	$92.1	$65.5	$121.5	$76.6
Subtract:
Loss on divestiture of business	5.1	—	14.7	—
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Deferred income tax expense (benefit)	0.4	(4.2)	3.6	(1.1)
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Changes in working capital and other	60.5	49.8	56.7	24.2
Net Income	$1.0	$(6.5)	$13.6	$(6.1)
Add:
Adjustment to unconsolidated affiliate earnings(2)	$—	$0.7	$—	$1.0
Coal rationalization costs (income)(3)	—	0.6	0.2	(0.4)
Depreciation and amortization expense	28.6	26.4	56.8	50.2
Interest expense, net	13.4	13.0	27.4	26.9
(Gain) loss on extinguishment of debt	(3.5)	—	(23.9)	9.4
Income tax (benefit) expense	—	(0.8)	3.3	0.3
Loss on divestiture of business	5.1	—	14.7	—
Reduction of contingent consideration(4)	—	—	(3.7)	—
Expiration of land deposits(5)	1.9	—	1.9	—
Adjusted EBITDA	$46.5	$33.4	$90.3	$81.3
Subtract: Adjusted EBITDA attributable to noncontrolling interest(6)	18.6	18.1	38.9	36.2
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$27.9	$15.3	$51.4	$45.1

(1)
In response to the Securities & Exchange Commission’s May 2016 update of its guidance of the appropriate use of non-GAAP financial measures, first quarter of 2016 Adjusted EBITDA has been recast to no longer include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)	Reflects share of interest, taxes, depreciation and amortization related to our equity method investment in VISA SunCoke.

(3)
Coal rationalization costs (income) includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan. The six months ended June 30, 2015, included $2.2 million of income related to a severance accrual adjustment.

(4)
The Partnership amended its contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

(5)	Reflects the expiration of land deposits in connection with the Company's potential new cokemaking facility to be constructed in Kentucky.

(6)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders

Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Net cash provided by operating activities	$150	$170
Subtract:
Depreciation and amortization expense	106	106
Gain on extinguishment of debt	(20)	(27)
Loss on divestiture of business	14	14
Changes in working capital and other	6	7
Net Income	$44	$70
Add:
Coal rationalization costs(1)	2	1
Depreciation and amortization expense	106	106
Interest expense, net	62	58
Gain on extinguishment of debt	(20)	(27)
Income tax expense	6	17
Loss on divestiture of business	14	14
Reduction of contingent consideration(2)	(4)	(4)
Adjusted EBITDA	$210	$235
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	105	111
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$105	$124

(1)	Coal rationalization costs includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan.

(2)
The Partnership amended its contingent consideration terms with The Cline Group, which reduced the fair value of the contingent consideration liability, resulting in a $3.7 million gain recorded during the six months ended June 30, 2016, which was excluded from Adjusted EBITDA.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders

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

•	our ability to develop, design, permit, construct, start up, or operate new cokemaking facilities in the U.S. or in foreign countries;

•	our ability to successfully implement our domestic and/or international growth strategies;

•	our ability to realize expected benefits from investments and acquisitions, including our investment in the Indian joint venture;

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
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, the Partnership acquired Raven Energy LLC ("Raven") and considers the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. Raven represented $413.6 million of total assets and $14.7 million of total revenue in the consolidated financial statements of the Company as of and for the six months ended June 30, 2016. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 10 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2016.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million, which had $39.4 million available at June 30, 2016. There were no share repurchases during the first half of 2016.
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

101*
The following financial statements from SunCoke Energy Partners L.P.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed with the Securities and Exchange Commission on July 29, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Combined and Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Combined and Consolidated Balance Sheets; (iv) the Combined and Consolidated Statements of Cash Flows; and, (v) the Combined and Consolidated Statement of Equity; (vi) the Notes to the Consolidated Financial Statements.

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

SunCoke Energy, Inc.

Dated:	July 29, 2016	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)