Form 10-Q
period 2016-09-30
SunCoke Energy, Inc.
filed 2016-10-25
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 21, 2016, there were 64,214,034 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$293.7	$336.2	$896.8	$1,007.7
Other income, net	0.2	0.7	0.9	1.4
Total revenues	293.9	336.9	897.7	1,009.1
Costs and operating expenses
Cost of products sold and operating expenses	217.6	266.3	682.5	824.4
Selling, general and administrative expenses	21.8	21.9	68.8	53.9
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Loss on divestiture of business	—	—	14.7	—
Total costs and operating expenses	265.0	313.8	848.4	954.1
Operating income	28.9	23.1	49.3	55.0
Interest expense, net	12.9	14.6	40.3	41.5
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income before income tax expense and loss from equity method investment	17.0	8.5	33.9	4.1
Income tax expense	2.6	4.8	5.9	5.1
Loss from equity method investment	—	20.2	—	21.6
Net income (loss)	14.4	(16.5)	28.0	(22.6)
Less: Net income attributable to noncontrolling interests	8.3	7.0	30.6	18.4
Net income (loss) attributable to SunCoke Energy, Inc.	$6.1	$(23.5)	$(2.6)	$(41.0)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.10	$(0.36)	$(0.04)	$(0.63)
Diluted	$0.10	$(0.36)	$(0.04)	$(0.63)
Weighted average number of common shares outstanding:
Basic	64.2	64.5	64.1	65.3
Diluted	64.5	64.5	64.1	65.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Net income (loss)	$14.4	$(16.5)	$28.0	$(22.6)
Other comprehensive income (loss):
Reclassifications of prior service benefit, actuarial loss amortization and curtailment gain to earnings (net of related tax benefit of $0.1 and $3.9 million for the three and nine months ended September 30, 2015, respectively)	—	(0.1)	—	5.7
Currency translation adjustment	(0.1)	(1.6)	1.0	(3.2)
Comprehensive income (loss)	14.3	(18.2)	29.0	(20.1)
Less: Comprehensive income attributable to noncontrolling interests	8.3	7.0	30.6	18.4
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$6.0	$(25.2)	$(1.6)	$(38.5)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$105.3	$123.4
Receivables	54.1	64.6
Inventories	97.8	121.8
Income tax receivable	7.2	11.6
Other current assets	4.8	3.9
Assets held for sale	—	0.9
Total current assets	269.2	326.2
Restricted cash	0.7	18.2
Investment in Brazilian cokemaking operations	41.0	41.0
Properties, plants and equipment (net of accumulated depreciation of $632.9 and $590.2 million at September 30, 2016 and December 31, 2015, respectively)	1,547.5	1,582.0
Goodwill	76.9	71.1
Other intangible assets, net	181.8	190.2
Deferred charges and other assets	4.8	15.4
Long-term assets held for sale	—	11.4
Total assets	$2,121.9	$2,255.5
Liabilities and Equity
Accounts payable	$93.1	$99.8
Accrued liabilities	50.0	42.9
Deferred revenue	27.6	2.1
Current portion of long-term debt and financing obligation	3.6	1.1
Interest payable	6.8	18.9
Liabilities held for sale	—	0.9
Total current liabilities	181.1	165.7
Long-term debt and financing obligation	860.9	997.7
Accrual for black lung benefits	44.2	44.7
Retirement benefit liabilities	29.3	31.3
Deferred income taxes	353.8	349.0
Asset retirement obligations	13.2	16.3
Other deferred credits and liabilities	20.0	22.1
Long-term liabilities held for sale	—	5.9
Total liabilities	1,502.5	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,676,576 and 71,489,448 shares at September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at September 30, 2016 and December 31, 2015, respectively	(140.7)	(140.7)
Additional paid-in capital	490.6	486.1
Accumulated other comprehensive loss	(18.8)	(19.8)
Retained deficit	(39.0)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	292.8	289.9
Noncontrolling interests	326.6	332.9
Total equity	619.4	622.8
Total liabilities and equity	$2,121.9	$2,255.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$28.0	$(22.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on divestiture of business	14.7	—
Depreciation and amortization expense	82.4	75.8
Deferred income tax expense	4.5	6.9
Settlement loss and expense for pension plan	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(2.0)	(6.4)
Share-based compensation expense	5.0	5.8
Loss from equity method investment	—	21.6
(Gain) loss on extinguishment of debt	(24.9)	9.4
Changes in working capital pertaining to operating activities (net of the effects of divestiture and acquisition):
Receivables	10.3	8.0
Inventories	24.1	20.7
Accounts payable	(3.5)	(10.4)
Accrued liabilities	6.7	(20.9)
Deferred revenue	25.5	1.1
Interest payable	(12.1)	(10.8)
Income taxes	4.4	(5.0)
Other	3.0	(3.3)
Net cash provided by operating activities	166.1	83.0
Cash Flows from Investing Activities:
Capital expenditures	(42.9)	(49.3)
Acquisition of business	—	(193.1)
Decrease (increase) in restricted cash	17.5	(21.5)
Divestiture of coal business	(12.8)	—
Other investing activities	2.1	—
Net cash used in investing activities	(36.1)	(263.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	210.8
Repayment of long-term debt	(60.8)	(149.8)
Proceeds from revolving credit facility	20.0	185.0
Repayment of revolving credit facility	(85.4)	—
Proceeds from financing obligation	16.2	—
Repayment of financing obligation	(0.5)	—
Debt issuance costs	(0.2)	(4.8)
Cash distribution to noncontrolling interests	(36.9)	(31.0)
Shares repurchased	—	(35.7)
Units repurchased	—	(10.0)
Other financing activities	(0.5)	(1.0)
Dividends paid	—	(18.4)
Net cash (used in) provided by financing activities	(148.1)	145.1
Net decrease in cash and cash equivalents	(18.1)	(35.8)
Cash and cash equivalents at beginning of period	123.4	139.0
Cash and cash equivalents at end of period	$105.3	$103.2
Supplemental Disclosure of Cash Flow Information
Interest paid	$54.2	$52.4
Income taxes paid, net of refunds of $6.3 million in 2016 and no refunds in 2015	$(3.1)	$3.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net income (loss)	—	—	—	—	—	—	(2.6)	(2.6)	30.6	28.0
Currency translation adjustment	—	—	—	—	—	1.0	—	1.0	—	1.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(36.9)	(36.9)
Share-based compensation expense	—	—	—	—	5.0	—	—	5.0	—	5.0
Share issuances, net of shares withheld for taxes	187,128	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At September 30, 2016	71,676,576	$0.7	7,477,657	$(140.7)	$490.6	$(18.8)	$(39.0)	$292.8	$326.6	$619.4
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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At September 30, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08,

“Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients," which provides narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The Company is currently evaluating the new standard to determine its potential impact on the Company's financial condition, results of operations, and cash flows.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Coal Mining Business
In April 2016, the Company completed the disposal of its coal mining business, previously included in the Coal Mining segment, to Revelation Energy, LLC ("Revelation") who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.1 million from the Company in the second quarter of 2016 to take ownership of the assets and liabilities and an additional $0.7 million in the third quarter of 2016 to take ownership of additional obligations. These cash payments were reflected as cash flows used in investing activities on the Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2016, the Company recognized losses associated with this divestiture of $14.7 million, which included a $10.7 million asset impairment charge. These losses, which included transaction-related costs of $1.1 million during the nine months ended September 30, 2016, were recorded in loss on divestiture of business on the Consolidated Statements of Operations and as cash flows used in operating activities on the Consolidated Statements of Cash Flows.
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
3. Related Party Transactions
Our Coal Logistics business provides coal handling and storage services to Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), who are related parties with The Cline Group. The Cline Group currently owns a 10.3 percent interest in the Partnership, acquired as part of the CMT acquisition. Additionally, Murray also holds a significant interest in Foresight. Sales to Murray and Foresight accounted for $4.6 million, or 1.6 percent, and $15.0 million, or 1.7 percent of the Company's sales and other operating revenue and were recorded in the Coal Logistics segment for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, Coal Logistics recorded revenues derived from services provided to these related parties of $4.4 million. At September 30, 2016, receivables from Murray and Foresight were $11.6 million, which were recorded in receivables on the Consolidated Balance Sheets, and deferred revenue for minimum volume shortfall payments was $25.7 million, which was recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on these take-or-pay contracts are billed quarterly, but recognized into income at the earlier of when service is provided or annually based on the terms of the contract. At December 31, 2015, receivables from Murray and Foresight were $7.2 million, which were recorded in receivables on the Consolidated Balance Sheets, and there were no deferred revenues for minimum volume shortfall payments from these customers.
In connection with the acquisition of CMT, the Partnership assumed Raven Energy LLC's promissory note ("Promissory Note") of $114.9 million with a subsidiary of The Cline Group as the lender. See Note 8. Additionally, as part of the acquisition of CMT, the Partnership entered into a contingent consideration agreement with The Cline Group. See Note 15.
Also as part of the CMT acquisition, the Partnership withheld $21.5 million in cash to fund the completion of capital improvements at CMT. The cash withheld was recorded as restricted cash on the Consolidated Balance Sheets. During the first quarter of 2016, the Partnership amended an agreement with the Cline Group, which unrestricted $6.0 million of the restricted cash and relieved any obligation of the Partnership to repay these amounts to The Cline Group. The remaining restricted cash balance as of September 30, 2016 of $0.7 million is primarily related to the completion of the installation of the new state-of-the-art ship loader, which is expected to be placed into service during the fourth quarter of 2016 and will allow for faster coal loading onto larger ships.
4. Inventories
The components of inventories were as follows:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
Coal	$53.9	$76.5
Coke	7.6	8.8
Materials, supplies and other	36.3	36.5
Total inventories	$97.8	$121.8
5. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to SunCoke's reportable segments as of September 30, 2016 and changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows:

	Domestic Coke	Coal Logistics	Total

	(Dollars in millions)
Net balance at December 31, 2015	$3.4	$67.7	$71.1
Adjustments(1)(2)	—	5.8	5.8
Net balance at September 30, 2016	$3.4	$73.5	$76.9

(1)
In the first quarter of 2016, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

(2) In the third quarter of 2016, an adjustment to the acquisition date fair value of the contingent consideration liability increased the amount of the purchase price allocated to goodwill by $6.4 million.
The components of intangible assets were as follows:

		September 30, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	6	$31.7	$9.0	$22.7	$31.7	$6.1	$25.6
Customer relationships	14	28.7	3.3	25.4	28.7	1.8	26.9
Permits	26	139.0	5.8	133.2	139.0	1.9	137.1
Trade name	2	1.2	0.7	0.5	1.2	0.6	0.6
Total		$200.6	$18.8	$181.8	$200.6	$10.4	$190.2

Total amortization expense for intangible assets subject to amortization was $2.8 million and $8.4 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $2.1 million for the three and nine months ended September 30, 2015, respectively.
6. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.

The Company's effective tax rate for the three and nine months ended September 30, 2016 was 15.3 percent and 17.4 percent, respectively, as compared to the 35 percent federal statutory rate. The decreases from the statutory rate were primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships, in both periods.
The Company’s effective tax rate for three and nine months ended September 30, 2015 was 56.4 percent and 125.2 percent, respectively, as compared to the 35 percent federal statutory rate. The differences from the statutory rate were primarily due to income tax expense of $3.8 million related to the acquisition of CMT and $2.0 million due to the cancellation of the Harold Keene Coal Company sales agreement in the third quarter of 2015. Additionally, the nine months ended September 30, 2015 includes income tax expense of $2.1 million related to additional valuation allowances associated with state and local taxes offset by income tax benefit of $1.4 million related to the Granite City Dropdown.
The Internal Revenue Service has commenced an audit on the Partnership's 2013 tax return. Although no assurance can be given, the Partnership does not anticipate any material changes in prior year taxable income as a result of the audit.
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
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
Accrued benefits	$22.3	$20.3
Other taxes payable	12.6	8.4
Accrued severance	1.0	4.7
Current portion of black lung liability	5.2	5.2
Accrued legal	5.8	1.9
Other	3.1	2.4
Total accrued liabilities	$50.0	$42.9

8. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
7.625% senior notes, due 2019 ("Notes")	$44.6	$44.6
SunCoke's revolving credit facility, due 2018 ("Revolving Facility")	—	60.4
7.375% senior notes, due 2020 (“Partnership Notes”)	468.1	552.5
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	177.0	182.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	113.5	114.3
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
5.82% financing obligation, due 2021 ("Partnership Financing Obligation")	15.7	—
Total borrowings	868.9	1,003.8
Original issue premium	8.2	12.1
Debt issuance costs	(12.6)	(17.1)
Total debt and financing obligation	864.5	998.8
Less: current portion of long-term debt and financing obligation	3.6	1.1
Total long-term debt and financing obligation	$860.9	$997.7
Partnership Notes
During the nine months ended September 30, 2016, the Partnership continued de-levering its balance sheet and repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million of cash payments. This resulted in a gain on extinguishment of debt of $24.9 million during the nine months ended September 30, 2016, which included a write-off of $0.5 million of unamortized original issue premium, net of unamortized debt issuance costs.
Revolving Facility
During the first quarter of 2016, the Company issued $30.8 million of letters of credit as collateral to its surety providers. These letters of credit were issued in connection with certain contractual obligations, including reclamation obligations, black lung, workers' compensation, general liability and other financial guarantee obligations. Additionally, during the second and third quarter of 2016, the Company cancelled $4.1 million of letters of credit as a result of the divestiture of the coal mining business.
During the nine months ended September 30, 2016, the Company repaid $60.4 million on the Revolving Facility. As of September 30, 2016, the Revolving Facility had letters of credit outstanding of $29.5 million and no outstanding balance, leaving $120.5 million available subject to the terms of the Credit Agreement.
Partnership Revolver
The Partnership repaid $5.0 million on the Partnership Revolver during the third quarter of 2016. At September 30, 2016 the Partnership had $1.5 million of letters of credit outstanding and an outstanding balance of $177.0 million, leaving $71.5 million available. Subsequent to September 30, 2016, on October 4, 2016, the Partnership repaid an additional $5.0 million on the Partnership Revolver.
Partnership Financing Obligation
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain integral equipment from the Domestic Coke segment and certain mobile equipment from the Coal Logistics segment for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. Under Accounting Standards Codification 840 "Leases", the early buyout option results in a form of continuing involvement by the Partnership, and therefore the arrangement is accounted for as a financing transaction. The Partnership repaid $0.5 million of the financing obligation during the third quarter of 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.

Covenants
The Company and the Partnership are subject to certain debt covenants that, among other things, limit the Company's and Partnership’s ability, and the ability of certain of the Company's and the Partnership’s subsidiaries, to (i) incur indebtedness, (ii) pay dividends or make other distributions, (iii) prepay, redeem or repurchase certain debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates and (viii) consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the credit agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25 to 1.00, calculated by dividing total debt by EBITDA as defined by the credit agreement, and a minimum consolidated interest coverage ratio of 2.75 to 1.00, calculated by dividing EBITDA by interest expense as defined by the credit agreement. Under the terms of the Partnership Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50 to 1.00, calculated by dividing total debt by EBITDA as defined by the Partnership Revolver, and a minimum consolidated interest coverage ratio of 2.50 to 1.00, calculated by dividing EBITDA by interest expense as defined by the Partnership Revolver. The Partnership Term Loan has the same covenants as the previously discussed Partnership Revolver covenants.
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
As of September 30, 2016, the Company and the Partnership were in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
The termination of coal mining employees during the first quarter of 2015 triggered a postretirement benefit plan curtailment gain of $4.0 million, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income. Postretirement benefit plans expense (benefit) consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3	$0.9	$0.9
Amortization of:
Actuarial losses	0.2	0.2	0.6	0.6
Prior service benefit	(0.2)	(0.2)	(0.6)	(0.9)
Curtailment gain	—	—	—	(4.0)
Total expense (benefit)	$0.3	$0.3	$0.9	$(3.4)
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

Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. These contributions amounted to $1.4 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $4.8 million for three and nine months ended 2015, respectively.
10. Commitments and Contingent Liabilities
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide remarketing efforts to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) has issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stem from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects already underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $130 million related to these projects, of which we have spent approximately $92 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an Order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The EPA, IDEM, SunCoke Energy and Cokenergy, Inc are continuing to meet regularly in 2016 to attempt to work out a settlement of the NOVs and FOVS. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs/FOVs. Any such settlement may require payment of a penalty for alleged past violations as well as undertaking capital projects to achieve compliance, and possibly enhance reliability and environmental performance of our Indiana Harbor facility. The settlement of most NOVs and FOVs typically involves first agreeing on injunctive relief and then agreeing on any appropriate penalty in light of the violations and the scope and cost of any injunctive relief.
Over the past year, EPA, IDEM, SunCoke Energy and Cokenergy, Inc. have begun to focus on the nature and extent of any injunctive relief to settle the NOVs/FOVs. Despite the negotiations, the scope and cost of any such injunctive relief remains uncertain, including any part of such injunctive relief that would be performed by SunCoke Energy. Likewise, any discussions about the amount of any civil penalties that SunCoke Energy would be willing to pay in settlement of these claims in uncertain. As a result, SunCoke Energy cannot yet assess the scope or cost of any injunctive relief or potential monetary penalty. Moreover, the Company believes that it has meritorious defenses to many of the claims and that a failure to reach a settlement with the EPA regarding the NOVs and FOVs may lead to litigation in which rulings in the Company's favor on some or all of the allegations are entirely possible. For these reasons, the Company is unable to reliably estimate a range of probable or reasonably possible loss.
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

The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our former coal mining employees (and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits.
Independent actuaries annually calculate the present value of the estimated black lung liability based on actuarial models utilizing SunCoke's population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisers, the impact of which cannot be estimated. The estimated liability was $49.4 million and $49.9 million as of September 30, 2016 and December 31, 2015, respectively, of which $5.2 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
11. Restructuring
    In connection with the restructuring of our coal mining business, the Company recorded $10.2 million of employee-related restructuring costs prior to December 31, 2015 within our Coal Mining segment. An additional $0.2 million of severance was recorded in the first quarter of 2016 in connection with the disposition of the coal business in April 2016.
In the third and fourth quarter of 2015, the Company reduced the workforce in its corporate office and incurred total charges of $2.3 million and $1.8 million, respectively, in Corporate and Other. Employee-related restructuring costs are included in selling, general, and administrative expenses on the Consolidated Statements of Operations.
The following table presents accrued restructuring and related activity for Coal Mining and Corporate and Other as of and for the nine months ended September 30, 2016, which is included in accrued liabilities on the Consolidated Balance Sheets:

	Coal Mining	Corporate	Total

	(Dollars in millions)
Balance at December 31, 2015	$0.8	$3.9	$4.7
Charges	0.2	—	0.2
Cash payments	(0.9)	(3.0)	(3.9)
Balance at September 30, 2016	$0.1	$0.9	$1.0
The restructuring balance at September 30, 2016 relates to severance, and the Company expects it will be substantially paid in 2016.
12. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2016, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

Stock Options
The Company granted the following stock options during the nine months ended September 30, 2016 with an exercise price equal to the closing price of our common stock on the date of grant.

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
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2016 was based on using the following weighted-average assumptions:

Nine Months Ended September 30, 2016
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
Restricted Stock Units Settled in Shares
The Company did not issue any restricted stock units (“RSUs”) for shares of the Company’s common stock during the nine months ended September 30, 2016.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the nine months ended September 30, 2016 that vest on December 31, 2018:

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
Each portion of the award may vest between zero and 200 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2016 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2016, the Company issued 198,668 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2016 was $3.82 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability at September 30, 2016 was adjusted based on the closing price of our common stock on September 30, 2016 of $8.02 per share. The liability at September 30, 2016 was not material.
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
The Company issued a grant date fair value award of $0.9 million during the nine months ended September 30, 2016 that vest on December 31, 2018. The ultimate award value will be adjusted based upon the Company's three year average pre-tax return on capital for the Company's coke and Coal Logistics businesses, and if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, the award, as adjusted, will be multiplied by two, but will be capped at 200 percent of the target award.
The cash incentive award liability at September 30, 2016 was adjusted based on the Company's adjusted three year average pre-tax return on capital for the Company's Coke and Coal Logistics businesses and a Monte Carlo simulation for the market multiplier. The cash incentive award liability at September 30, 2016 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015	September 30, 2016
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period	Forfeiture Rate(2)(3)
	(Dollars in millions)					(Years)	(Percent)
Equity Awards:
Stock Options	$0.6	$0.4	$1.6	$1.8	$1.3	0.9	16
RSUs	0.6	1.1	2.1	3.2	$1.7	1.2	18
PSUs	0.3	(0.2)	1.0	0.5	$2.9	2.2	—
Total equity awards	$1.5	$1.3	$4.7	$5.5
Liability Awards:
Cash RSUs	$0.2	$—	$0.3	$—	$0.9	2.3	18
Cash incentive award	0.1	—	0.2	—	$0.6	2.3	16
Total liability awards	$0.3	$—	$0.5	$—

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.

(2)	Excludes awards issued to certain executive employees, which were estimated at a zero percent forfeiture rate.

(3)	Forfeiture rates may be revised in subsequent periods if the actual forfeiture rate differs.
The Company issued $0.3 million of shared-based compensation to the Company's Board of Directors during the nine months ended September 30, 2016 and 2015.
13. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net income (loss) available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.2	64.5	64.1	65.3
Add: Effect of dilutive share-based compensation awards	0.3	—	—	—
Weighted-average number of shares-diluted	64.5	64.5	64.1	65.3
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Shares in millions)		(Shares in millions)
Stock options	3.1	3.1	3.2	2.8
Restricted stock units	0.1	0.5	0.3	0.5
Performance stock units	—	0.1	0.4	0.2
Total	3.2	3.7	3.9	3.5
14. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Defined and Postretirement Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2015	$(4.6)	$(15.2)	$(19.8)
Other comprehensive income	—	1.0	1.0
At September 30, 2016	$(4.6)	$(14.2)	$(18.8)

Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Amortization of postretirement and defined benefit plan items to net income:
Actuarial loss(2)(3)	$0.2	$0.2	$0.6	$1.0
Settlement loss(2)	—	—	—	13.5
Prior service benefit(2)	(0.2)	(0.2)	(0.6)	(0.9)
Curtailment gain(2)	—	—	—	(4.0)
Total expense before taxes	—	—	—	9.6
Less income tax benefit	—	(0.1)	—	(3.9)
Total (income) expense, net of tax	$—	$(0.1)	$—	$5.7

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and defined benefit plan expense. See Note 9.

(3)	The nine months ended September 30, 2015 includes $0.4 million of amortization of actuarial losses related to the Company's defined benefit plan, which was terminated in the second quarter of 2015.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $4.1 million and $15.4 million at September 30, 2016 and December 31, 2015, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at September 30, 2016 and December 31, 2015 was $6.0 million and $7.9 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. During the third quarter of 2016, the Partnership recorded an adjustment to the acquisition date fair value of the contingent consideration liability, which increased the liability and goodwill by $6.4 million. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group. These amended terms and subsequent fair value adjustments to the contingent consideration decreased costs of products sold and operating expenses on the Consolidated Statement of Operations by $4.6 million and $8.3 million during the three and nine months ended September 30, 2016, respectively.
Deferred Compensation
The Company and Partnership offer their Board of Directors the opportunity to defer their share and unit-based compensation. The Company and Partnership measure the fair value of this deferred compensation on a quarterly basis using the Company's closing share price and Partnership's closing unit price as of the end of the period, or Level 1 inputs. The fair value of the Board of Directors deferred compensation was $3.5 million and $1.5 million as of September 30, 2016 and December 31, 2015, respectively, and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. The fair value adjustments increased selling, general and administrative expenses by $0.8 million and $1.5 million during the three and nine months ended September 30, 2016, respectively and decreased selling, general and administrative expenses by $0.6 million and $1.3 million during the three and nine months ended September 30, 2015, respectively.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2016, the fair value of the Company’s total debt was estimated to be $833.3 million, compared to a carrying amount of $868.9 million. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
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
Coal Logistics operations are comprised of CMT located in Louisiana, KRT located in West Virginia, Lake Terminal, located in Indiana, and DRT, located in Virginia adjacent to our Jewell cokemaking facility. DRT was formed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. This business has a collective capacity to mix and transload approximately 35 million tons of coal annually and provides coal handling and/or mixing services to third-party customers as well as our own cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$273.0	$311.5	$836.0	$941.1
Brazil Coke	8.4	8.0	23.5	26.4
Coal Logistics	12.3	13.8	36.5	29.7
Coal Logistics intersegment sales	4.9	5.7	15.3	15.3
Coal Mining	—	2.9	0.8	10.5
Coal Mining intersegment sales	—	25.3	22.0	74.3
Elimination of intersegment sales	(4.9)	(31.0)	(37.3)	(89.6)
Total sales and other operating revenue	$293.7	$336.2	$896.8	$1,007.7

Adjusted EBITDA:
Domestic Coke	$52.1	$55.9	$157.4	$164.8
Brazil Coke	3.2	3.4	7.9	10.1
Coal Logistics	7.3	9.3	18.6	16.9
Coal Mining	(0.6)	(4.9)	(5.6)	(13.4)
Corporate and Other, including legacy costs, net(1)	(12.6)	(14.6)	(38.6)	(48.0)
Total Adjusted EBITDA	$49.4	$49.1	$139.7	$130.4

Depreciation and amortization expense:
Domestic Coke(2)	$19.1	$19.7	$59.1	$57.9
Brazil Coke	0.1	0.2	0.5	0.5
Coal Logistics(3)	5.6	3.5	19.0	7.2
Coal Mining(4)	—	1.6	1.5	8.1
Corporate and Other	0.8	0.6	2.3	2.1
Total depreciation and amortization expense	$25.6	$25.6	$82.4	$75.8

Capital expenditures:
Domestic Coke	$8.4	$24.3	$25.3	$46.2
Coal Logistics	3.9	0.7	16.3	1.2
Coal Mining	—	1.7	—	1.7
Corporate and Other	0.4	0.1	1.3	0.2
Total capital expenditures	$12.7	$26.8	$42.9	$49.3

(1)	Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Black lung charges	$(1.7)	$(1.4)	$(5.2)	$(3.3)
Postretirement benefit plan (expense) benefit	(0.2)	(0.1)	(0.6)	3.7
Defined benefit plan expense, including termination charges	—	—	—	(13.1)
Workers' compensation expense	(0.2)	(0.2)	(0.6)	(1.6)
Other	0.2	0.3	0.2	(0.4)
Total legacy costs, net	$(1.9)	$(1.4)	$(6.2)	$(14.7)
(2) The Company revised the estimated useful lives on certain assets at its domestic cokemaking facilities, resulting in additional depreciation of $0.8 million, or $0.01 per common share, and $1.0 million, or $0.02 per common share from operations, for the three months ended September 30, 2016 and 2015, respectively, and $4.4 million, or $0.07 per common share, and $4.0 million, or $0.06 per common share, for the nine months ended September 30, 2016 and 2015, respectively.
(3) The Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.03 per common share, during the nine months ended September 30, 2016.
(4) Depreciation expense was zero for the three months ended September 30, 2016 as a result of the divestiture of the business. In 2015, the Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment which resulted in additional depreciation of $4.7 million or $0.07 per common share, during the nine months ended September 30, 2015.
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$257.8	$295.9	$789.5	$893.7
Steam and electricity sales	14.1	15.6	43.0	47.3
Operating and licensing fees	8.4	8.0	23.5	26.4
Coal Logistics	11.8	13.2	35.4	28.4
Metallurgical coal sales	—	2.3	0.5	8.9
Other	1.6	1.2	4.9	3.0
Sales and other operating revenue	$293.7	$336.2	$896.8	$1,007.7

The following table sets forth the Company's segment assets:

	September 30, 2016	December 31, 2015

	(Dollars in millions)
Segment assets
Domestic Coke	$1,500.5	$1,534.2
Brazil Coke	50.8	58.8
Coal Logistics	524.6	532.0
Coal Mining	—	8.2
Corporate and Other	38.8	98.4
Segment assets, excluding tax assets and assets held for sale	2,114.7	2,231.6
Tax assets	7.2	11.6
Assets held for sale	—	12.3
Total assets	$2,121.9	$2,255.5
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, the expiration of certain acquired contractual obligations, and interest, taxes, depreciation and amortization and impairments attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016(1)	2015(1)
	(Dollars in millions)
Net cash provided by operating activities	$44.6	$6.4	$166.1	$83.0
Subtract:
Loss on divestiture of business	—	—	14.7	—
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Deferred income tax expense	0.9	8.0	4.5	6.9
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Changes in working capital and other	4.7	(10.7)	61.4	13.5
Net Income	$14.4	$(16.5)	$28.0	$(22.6)
Add:
Adjustment to unconsolidated affiliate earnings(2)	$—	$19.8	$—	$20.8
Coal rationalization costs (3)	0.2	0.8	0.4	0.4
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Interest expense, net	12.9	14.6	40.3	41.5
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income tax expense	2.6	4.8	5.9	5.1
Loss on divestiture of business	—	—	14.7	—
Contingent consideration adjustments(4)	(4.6)	—	(8.3)	—
Expiration of land deposits(5)	—	—	1.9	—
Non-cash reversal of acquired contractual obligation(6)	(0.7)	—	(0.7)	—
Adjusted EBITDA	$49.4	$49.1	$139.7	$130.4
Subtract: Adjusted EBITDA attributable to noncontrolling interest(7)	18.9	20.1	57.8	56.3
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$30.5	$29.0	$81.9	$74.1

(1)
Beginning in the second quarter of 2016, in response to the SEC’s May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
Reflects share of interest, taxes, depreciation and amortization related to our equity method investment in VISA SunCoke. The three and nine months ended September 30, 2015 include a $19.4 million impairment of our investment.

(3)
Coal rationalization costs includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan. The nine months ended September 30, 2015, included $2.3 million of income related to a severance accrual adjustment.

(4)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(5)	Reflects the expiration of land deposits in connection with the Company's potential new cokemaking facility to be constructed in Kentucky.

(6)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(7)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.
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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2015, less than 25 percent of net assets were restricted. Additionally, in 2015, the Company's Board of Directors designated certain coal mining entities as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during 2016.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$42.8	$251.9	$(1.0)	$293.7
Equity in (loss) earnings of subsidiaries	3.5	15.4	—	(18.9)	—
Other income, net	—	0.2	—	—	0.2
Total revenues	3.5	58.4	251.9	(19.9)	293.9
Costs and operating expenses
Cost of products sold and operating expense	—	31.9	186.7	(1.0)	217.6
Selling, general and administrative expense	3.1	6.3	12.4	—	21.8
Depreciation and amortization expense	—	2.4	23.2	—	25.6
Total costs and operating expenses	3.1	40.6	222.3	(1.0)	265.0
Operating (loss) income	0.4	17.8	29.6	(18.9)	28.9
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense, net	1.4	—	11.5	—	12.9
Total interest expense (income), net	1.4	(1.8)	13.3	—	12.9
Gain on extinguishment of debt	—	—	(1.0)	—	(1.0)
(Loss) income before income tax expense	(1.0)	19.6	17.3	(18.9)	17.0
Income tax (benefit) expense	(7.1)	12.6	(2.9)	—	2.6
Net (loss) income	6.1	7.0	20.2	(18.9)	14.4
Less: Net income attributable to noncontrolling interests	—	—	8.3	—	8.3
Net (loss) income attributable to SunCoke Energy, Inc.	$6.1	$7.0	$11.9	$(18.9)	$6.1
Comprehensive income	$6.0	$6.9	$20.1	$(18.7)	$14.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	8.3	—	8.3
Comprehensive income attributable to SunCoke Energy, Inc.	$6.0	$6.9	$11.8	$(18.7)	$6.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three months ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$49.6	$286.6	$—	$336.2
Equity in (loss) earnings of subsidiaries	(14.9)	(6.1)	—	21.0	—
Other income, net	—	0.2	0.5	—	0.7
Total revenues	(14.9)	43.7	287.1	21.0	336.9
Costs and operating expenses
Cost of products sold and operating expenses	—	36.4	229.9	—	266.3
Selling, general and administrative expenses	1.9	8.3	11.7	—	21.9
Depreciation and amortization expense	—	2.1	23.5	—	25.6
Total costs and operating expenses	1.9	46.8	265.1	—	313.8
Operating (loss) income	(16.8)	(3.1)	22.0	21.0	23.1
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	2.3	(0.1)	12.4	—	14.6
Total interest expense (income), net	2.3	(2.0)	14.3	—	14.6
(Loss) income before income tax (benefit) expense and loss from equity method investment	(19.1)	(1.1)	7.7	21.0	8.5
Income tax expense (benefit)	4.4	(14.1)	14.5	—	4.8
Loss from equity method investment	—	—	20.2	—	20.2
Net (loss) income	(23.5)	13.0	(27.0)	21.0	(16.5)
Less: Net income attributable to noncontrolling interests	—	—	7.0	—	7.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(23.5)	$13.0	$(34.0)	$21.0	$(23.5)
Comprehensive (loss) income	$(25.2)	$7.0	$(46.3)	$46.3	$(18.2)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.0	—	7.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(25.2)	$7.0	$(53.3)	$46.3	$(25.2)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$127.5	$772.3	$(3.0)	$896.8
Equity in (loss) earnings of subsidiaries	2.1	26.7	—	(28.8)	—
Other income, net	—	0.4	0.5	—	0.9
Total revenues	2.1	154.6	772.8	(31.8)	897.7
Costs and operating expenses
Cost of products sold and operating expense	—	97.4	588.1	(3.0)	682.5
Selling, general and administrative expense	8.9	22.1	37.8	—	68.8
Depreciation and amortization expense	—	6.9	75.5	—	82.4
Loss on divestiture of business	—	—	14.7	—	14.7
Total costs and operating expenses	8.9	126.4	716.1	(3.0)	848.4
Operating (loss) income	(6.8)	28.2	56.7	(28.8)	49.3
Interest (income) expense, net - affiliate	—	(5.7)	5.7	—	—
Interest expense, net	4.6	—	35.7	—	40.3
Total interest expense (income), net	4.6	(5.7)	41.4	—	40.3
Gain on extinguishment of debt	—	—	(24.9)	—	(24.9)
(Loss) income before income tax expense	(11.4)	33.9	40.2	(28.8)	33.9
Income tax (benefit) expense	(8.8)	19.7	(5.0)	—	5.9
Net (loss) income	(2.6)	14.2	45.2	(28.8)	28.0
Less: Net income attributable to noncontrolling interests	—	—	30.6	—	30.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(2.6)	$14.2	$14.6	$(28.8)	$(2.6)
Comprehensive (loss) income	$(1.6)	$14.1	$46.2	$(29.7)	$29.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	30.6	—	30.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(1.6)	$14.1	$15.6	$(29.7)	$(1.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$148.6	$859.1	$—	$1,007.7
Equity in (loss) earnings of subsidiaries	(23.2)	(10.8)	—	34.0	—
Other income, net	—	0.4	1.0	—	1.4
Total revenues	(23.2)	138.2	860.1	34.0	1,009.1
Costs and operating expenses
Cost of products sold and operating expense	—	109.7	714.7	—	824.4
Selling, general and administrative expense	7.4	22.5	24.0	—	53.9
Depreciation and amortization expense	—	6.4	69.4	—	75.8
Total costs and operating expenses	7.4	138.6	808.1	—	954.1
Operating (loss) income	(30.6)	(0.4)	52.0	34.0	55.0
Interest (income) expense, net - affiliate	—	(5.5)	5.5	—	—
Interest expense (income), net	7.5	(0.4)	34.4	—	41.5
Total interest expense (income), net	7.5	(5.9)	39.9	—	41.5
Loss on extinguishment of debt	—	—	9.4	—	9.4
(Loss) income before income tax (benefit) expense and loss from equity method investment	(38.1)	5.5	2.7	34.0	4.1
Income tax (benefit) expense	2.9	(7.9)	10.1	—	5.1
Loss from equity method investment	—	—	21.6	—	21.6
Net (loss) income	(41.0)	13.4	(29.0)	34.0	(22.6)
Less: Net income attributable to noncontrolling interests	—	—	18.4	—	18.4
Net (loss) income attributable to SunCoke Energy, Inc.	$(41.0)	$13.4	$(47.4)	$34.0	$(41.0)
Comprehensive (loss) income	$(38.5)	$13.2	$(26.3)	$31.5	$(20.1)
Less: Comprehensive income attributable to noncontrolling interests	—	—	18.4	—	18.4
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(38.5)	$13.2	$(44.7)	$31.5	$(38.5)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$29.1	$76.2	$—	$105.3
Receivables	—	8.1	46.0	—	54.1
Inventories	—	9.3	88.5	—	97.8
Income tax receivable	24.0	—	45.6	(62.4)	7.2
Other current assets	—	2.5	2.3	—	4.8
Advances to affiliate		278.8	—	(278.8)	—
Total current assets	24.0	327.8	258.6	(341.2)	269.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	0.7	—	0.7
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	63.5	1,484.0	—	1,547.5
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	2.4	179.4	—	181.8
Deferred charges and other assets	0.2	4.3	0.3	—	4.8
Investment in subsidiaries	525.3	704.0	—	(1,229.3)	—
Total assets	$549.5	$1,194.4	$2,337.5	$(1,959.5)	$2,121.9
Liabilities and Equity
Advances from affiliate	$184.9	$—	$93.9	$(278.8)	$—
Accounts payable	—	15.1	78.0	—	93.1
Accrued liabilities	0.6	20.5	28.9	—	50.0
Deferred revenue	—	—	27.6	—	27.6
Current portion of long-term debt and financing obligation	—	—	3.6	—	3.6
Interest payable	0.6	—	6.2	—	6.8
Income taxes payable	—	62.4	—	(62.4)	—
Total current liabilities	186.1	98.0	238.2	(341.2)	181.1
Long-term debt and financing obligation	43.3	—	817.6	—	860.9
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.7	31.5	—	44.2
Retirement benefit liabilities	—	14.1	15.2	—	29.3
Deferred income taxes	24.8	378.3	(49.3)	—	353.8
Asset retirement obligations	—	—	13.2	—	13.2
Other deferred credits and liabilities	2.5	6.2	11.3	—	20.0
Total liabilities	256.7	809.3	1,166.7	(730.2)	1,502.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,676,576 shares at September 30, 2016	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at September 30, 2016	(140.7)	—	—	—	(140.7)
Additional paid-in capital	490.6	53.6	701.2	(754.8)	490.6
Accumulated other comprehensive (loss) income	(18.8)	(1.4)	(17.4)	18.8	(18.8)
Retained (deficit) earnings	(39.0)	332.9	160.4	(493.3)	(39.0)
Total SunCoke Energy, Inc. stockholders’ equity	292.8	385.1	844.2	(1,229.3)	292.8
Noncontrolling interests	—	—	326.6	—	326.6
Total equity	292.8	385.1	1,170.8	(1,229.3)	619.4
Total liabilities and equity	$549.5	$1,194.4	$2,337.5	$(1,959.5)	$2,121.9

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$70.6	$52.8	$—	$123.4
Receivables	—	7.9	56.7	—	64.6
Inventories	—	5.3	116.5	—	121.8
Income tax receivable	10.9	—	60.0	(59.3)	11.6
Other current assets	0.1	2.4	1.4	—	3.9
Advances to affiliate	—	250.9	—	(250.9)	—
Assets held for sale	—	—	0.9	—	0.9
Total current assets	11.0	337.1	288.3	(310.2)	326.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	18.2	—	18.2
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	68.2	1,513.8	—	1,582.0
Goodwill	—	3.4	67.7	—	71.1
Other intangible assets, net	—	2.9	187.3	—	190.2
Deferred charges and other assets	0.2	12.5	2.7	—	15.4
Investment in subsidiaries	522.1	649.3	—	(1,171.4)	—
Long-term assets held for sale	—	—	11.4	—	11.4
Total assets	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5
Liabilities and Equity
Advances from affiliate	$105.2	$—	$145.7	$(250.9)	$—
Accounts payable	—	10.4	89.4	—	99.8
Accrued liabilities	0.1	16.4	26.4	—	42.9
Deferred revenue	—	—	2.1	—	2.1
Current portion of long-term debt and financing obligation	—	—	1.1	—	1.1
Interest payable	1.5	—	17.4	—	18.9
Income taxes payable	—	59.3	—	(59.3)	—
Liabilities held for sale	—	—	0.9	—	0.9
Total current liabilities	106.8	86.1	283.0	(310.2)	165.7
Long-term debt and financing obligation	103.2	—	894.5	—	997.7
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.6	32.1	—	44.7
Retirement benefit liabilities	—	14.9	16.4	—	31.3
Deferred income taxes	32.3	362.4	(45.7)	—	349.0
Asset retirement obligations	—	—	16.3	—	16.3
Other deferred credits and liabilities	1.1	7.0	14.0	—	22.1
Long-term liabilities held for sale	—	—	5.9	—	5.9
Total liabilities	243.4	783.0	1,305.5	(699.2)	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,489,448 shares at December 31, 2015	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2015	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.1	62.0	664.7	(726.7)	486.1
Accumulated other comprehensive (loss) income	(19.8)	(1.3)	(18.5)	19.8	(19.8)
Retained (deficit) earnings	(36.4)	318.7	145.8	(464.5)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	289.9	379.4	792.0	(1,171.4)	289.9
Noncontrolling interests	—	—	332.9	—	332.9
Total equity	289.9	379.4	1,124.9	(1,171.4)	622.8
Total liabilities and equity	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(2.6)	$14.2	$45.2	$(28.8)	$28.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on divestiture of business	—	—	14.7	—	14.7
Depreciation and amortization expense	—	6.9	75.5	—	82.4
Deferred income tax (benefit) expense	(7.8)	15.9	(3.6)	—	4.5
Payments in excess of expense for postretirement plan benefits	—	(0.8)	(1.2)	—	(2.0)
Share-based compensation expense	5.0	—	—	—	5.0
Equity in earnings (loss) of subsidiaries	(2.1)	(26.7)	—	28.8	—
Gain on extinguishment of debt	—	—	(24.9)	—	(24.9)
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	(0.2)	10.5	—	10.3
Inventories	—	(4.0)	28.1	—	24.1
Accounts payable	—	6.1	(9.6)	—	(3.5)
Accrued liabilities	0.5	4.1	2.1	—	6.7
Deferred revenue	—	—	25.5	—	25.5
Interest payable	(0.9)	—	(11.2)	—	(12.1)
Income taxes	(13.1)	3.1	14.4	—	4.4
Other	3.1	8.8	(8.9)	—	3.0
Net cash (used in) provided by operating activities	(17.9)	27.4	156.6	—	166.1
Cash Flows from Investing Activities:
Capital expenditures	—	(4.3)	(38.6)	—	(42.9)
Decrease in restricted cash	—	—	17.5	—	17.5
Divestiture of business	—	—	(12.8)	—	(12.8)
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(4.3)	(31.8)	—	(36.1)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(60.8)	—	(60.8)
Proceeds from revolving facility	—	—	20.0	—	20.0
Repayment of revolving facility	(60.4)	—	(25.0)	—	(85.4)
Proceeds from financing obligation	—	—	16.2	—	16.2
Repayment of financing obligation	—	—	(0.5)	—	(0.5)
Debt issuance costs	—	—	(0.2)	—	(0.2)
Cash distribution to noncontrolling interests	—	—	(36.9)	—	(36.9)
Other financing activities	(0.3)	(0.2)	—	—	(0.5)
Net increase (decrease) in advances from affiliate	78.6	(64.4)	(14.2)	—	—
Net cash provided by (used in) financing activities	17.9	(64.6)	(101.4)	—	(148.1)
Net (decrease) increase in cash and cash equivalents	—	(41.5)	23.4	—	(18.1)
Cash and cash equivalents at beginning of period	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of period	$—	$29.1	$76.2	$—	$105.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(41.0)	$13.4	$(29.0)	$34.0	$(22.6)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	6.4	69.4	—	75.8
Deferred income tax (benefit) expense	(6.7)	11.8	1.8	—	6.9
Settlement loss and expense for pension plan	—	(0.7)	13.8	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.0)	(5.4)	—	(6.4)
Share-based compensation expense	5.8	—	—	—	5.8
Equity in earnings (loss) of subsidiaries	23.2	10.8	—	(34.0)	—
Loss from equity method investment	—	—	21.6	—	21.6
Loss on extinguishment of debt	—	—	9.4	—	9.4
Changes in working capital pertaining to operating activities (net of the effects of acquisition):
Receivables	0.1	8.4	(0.5)	—	8.0
Inventories	—	(1.2)	21.9	—	20.7
Accounts payable	—	(5.7)	(4.7)	—	(10.4)
Accrued liabilities	—	(3.4)	(17.5)	—	(20.9)
Deferred revenue	—	—	1.1	—	1.1
Interest payable	(6.8)	—	(4.0)	—	(10.8)
Income taxes payable	10.1	(11.3)	(3.8)	—	(5.0)
Other	(0.1)	(0.9)	(2.3)	—	(3.3)
Net cash (used in) provided by operating activities	(15.4)	26.6	71.8	—	83.0
Cash Flows from Investing Activities:
Capital expenditures	—	(6.6)	(42.7)	—	(49.3)
Acquisition of business	—	—	(193.1)	—	(193.1)
Increase in restricted cash	—	—	(21.5)	—	(21.5)
Net cash used in investing activities	—	(6.6)	(257.3)	—	(263.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	210.8	—	210.8
Repayment of long-term debt	—	—	(149.8)	—	(149.8)
Proceeds from revolving facility	—	—	185.0	—	185.0
Debt issuance cost	(0.3)	—	(4.5)	—	(4.8)
Cash distribution to noncontrolling interests	—	—	(31.0)	—	(31.0)
Shares repurchased	(35.7)	—	—	—	(35.7)
Units repurchased	—	—	(10.0)	—	(10.0)
Proceeds from exercise of stock options, net of shares withheld for taxes	(1.0)	—	—	—	(1.0)
Dividends paid	(18.4)	—	—	—	(18.4)
Net increase (decrease) in advances from affiliates	70.8	(106.9)	36.1	—	—
Net cash provided by (used in) financing activities	15.4	(106.9)	236.6	—	145.1
Net (decrease) increase in cash and cash equivalents	—	(86.9)	51.1	—	(35.8)
Cash and cash equivalents at beginning of period	—	102.3	36.7	—	139.0
Cash and cash equivalents at end of period	$—	$15.4	$87.8	$—	$103.2

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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our steelmaking customers are currently operating in an environment that is challenged by global overcapacity and lower demand.  While steel pricing has rebounded in 2016, aided by favorable rulings from the Department of Commerce ("DOC") and the International Trade Commission ("ITC") on unfairly traded steel imports, as well as stabilized global supply and demand dynamics, our customers have kept certain facilities idled as they await further signs of market stability.  Despite these challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
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
We also own and operate a Coal Logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our Coal Logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal, LLC ("DRT"). Our Coal Logistics business has collective capacity to mix and/or transload approximately 35 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 10 million tons of coal annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering all of its current capacity. Our terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. DRT is located in Virginia adjacent to our Jewell Cokemaking facility and was formed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through operations in West Virginia. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. We do not take possession of coal in our Coal Logistics business, but instead earn revenue by providing coal handling and/or mixing services to our customers on a fee per ton basis. We provide mixing and/or handling services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.
The financial performance of the Partnership's Coal Logistics business is substantially dependent upon a limited number of customers. The Partnership's CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to the Partnership's customers' decisions to place tons into the export market and thus impact transloading volumes through the Partnership's terminal facility.

While the thermal and metallurgical coal markets were severely challenged during the first half of the year, they have improved in recent months. A handful of formerly bankrupt coal producers have emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code, and a number of formerly idled coal mines have been brought back into service. Additionally, domestic and global metallurgical and thermal coal prices have surged from previous lows during early 2016, resulting in improved mining economics for previously unprofitable operations.
Until its disposition in April 2016, we owned coal mining operations in Virginia and West Virginia. Our mining operations were mined by contractors and sold approximately 257 thousand tons of metallurgical coal (including internal sales to our cokemaking operations) in the first quarter of 2016.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of September 30, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	CMT Customer Developments
A significant portion of the Partnership's revenues and cash flows from CMT are derived from long-term, take-or-pay contracts with Foresight Energy LP ("Foresight") and Murray American Coal ("Murray"). Previously, Foresight disclosed that it was in default of certain corporate indentures and other debt documents. However, on August 30, 2016, Foresight completed an out-of-court restructuring of more than $1.4 billion of indebtedness with its bondholders and other creditors that resolved its previously disclosed default. Additionally, on September 1, 2016, Foresight received a Moody's Investors Services upgrade on its corporate family rating to Caa2 from Caa3. Murray has also been affected by the volatile coal market conditions. However, on September 28, 2016, Murray's CEO reported that Murray had completed each step in its plan to lower the risk of bankruptcy. He stated that these steps included the ratification of a new labor agreement with United Mine Workers of America and the renegotiation of an EBITDA covenant with the lenders in Murray's financing arrangements.
During the third quarter of 2016, the Partnership entered into an agreement with these two customers to provide a volume based rebate in 2016 and 2017 to incentivize throughput in a low API2 index price environment. The incentives are phased out as the API2 index price increases. In exchange for the volume incentives, each customer extended its take-or-pay contracts for one year at 2 million tons. We do not expect these arrangements to impact Adjusted EBITDA targets in 2016.

•	Coal Mining Business
In April 2016, the Company completed the disposal of its coal mining business, previously included in the Coal Mining segment, to Revelation Energy, LLC ("Revelation") who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.1 million from the Company in the second quarter of 2016 to take ownership of the assets and liabilities and an additional $0.7 million in the third quarter of 2016 to take ownership of additional obligations. These cash payments were reflected as cash flows used in investing activities on the Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2016, the Company recognized losses associated with this divestiture of $14.7 million, which included a $10.7 million asset impairment charge. These losses, which included transaction-related costs of $1.1 million during the nine months ended September 30, 2016, were recorded in loss on divestiture of business on the Consolidated Statements of Operations and as cash flows used in operating activities on the Consolidated Statements of Cash Flows. Beginning in 2017, we expect the remaining coal mining business to generate Adjusted EBITDA losses of approximately $2 million, annually.
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

•AK Steel Make-Whole
Our Haverhill 2 cokemaking facility supplies coke to AK Steel under a long-term, take-or-pay contract until 2022. During the first quarter of 2016, AK Steel elected to reduce 2016 production by approximately 75 thousand tons at our Haverhill 2 facility. As a result, Domestic Coke sales tons were lower than our previous volume targets by approximately 23 thousand tons and 59 thousand tons during the three and nine months ended September 30, 2016, respectively. Based on our long-term, take-or-pay contract, AK Steel provided us with make-whole payments. As such, we do not expect this reduction in volumes to impact Adjusted EBITDA targets.
Third Quarter Key Financial Results

•
Revenues decreased $43.0 million, or 12.8 percent, to $293.9 million in the three months ended September 30, 2016, primarily reflecting the pass-through of lower coal costs as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments.

•
The Partnership recorded deferred revenue from Coal Logistics take-or-pay billings for minimum volume shortfalls of $8.8 million during the three months ended September 30, 2016, the majority of which is expected to be recognized into revenues in the fourth quarter of 2016, compared to $1.1 million of deferred revenue from take-or-pay billings recorded during the three months ended September 30, 2015, the majority of which was recognized into revenues during the fourth quarter of 2015.

•
Net income attributable to SunCoke Energy, Inc. was $6.1 million compared to the prior year period net loss attributable to SunCoke Energy, Inc. of $23.5 million. The increase was primarily due to the absence of a $19.4 million impairment of our equity method investment in Visa SunCoke in the prior year period as well as fair value adjustments to our contingent consideration obligation in the current year period.

•
Cash provided by operating activities was $166.1 million and $83.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in operating cash flow is partially due to CMT's net increase in cash provided by operating activities of $27.5 million, which includes cash received on quarterly take-or-pay billings for minimum volume shortfalls recorded in deferred revenue, as well as lower operating and maintenance spending at our Indiana Harbor facility and lower operating costs due to the divestiture of the coal mining business during 2016. Additionally, the prior year period was adversely impacted by the timing of a late customer payment of $18.0 million received on October 1, 2015 and higher coal severance payments of $7.2 million during the nine months ended September 30, 2015 compared to the current year period.

•
Adjusted EBITDA was $49.4 million in the three months ended September 30, 2016, which was reasonably consistent with the prior year period, reflecting the results discussed in "Analysis of Segment Results."

Items Impacting Comparability

•
Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. During the three and nine months ended September 30, 2016, CMT contributed revenues of $7.0 million and $21.7 million, respectively, costs and operating expense of $1.1 million and $11.3 million, respectively, and Adjusted EBITDA of $4.3 million and $12.3 million, respectively. The costs and operating expenses for the three and nine months ended September 30, 2016, included adjustments to the contingent consideration liability, resulting in gains of $4.6 million and $8.3 million, respectively. See Note 15 to our consolidated financial statements. During the three months ended September 30, 2015, CMT contributed revenues of $5.7 million, costs and operating expense of $3.1 million and Adjusted EBITDA of $4.3 million.

•
Coal Transportation Costs. In 2016, the divestiture of the coal mining business and the transition to a 100 percent purchased third-party coal model resulted in a shift of coal transportation costs from the Coal Mining segment to our Jewell cokemaking facility, within our Domestic Coke segment, of approximately $1.0 million and $5.0 million during the three and nine months ended September 30, 2016, respectively. This shift of costs has no impact on 2016 expected consolidated Adjusted EBITDA.

•
Energy Sales. Until the second quarter of 2015, Haverhill 1 sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill 1 provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. In the current arrangement, the Company is not currently generating revenues from providing steam to Altivia, which may be renegotiated beginning in 2018. The absence of steam sales decreased total revenues $2.6 million in the nine months ended September 30, 2016 compared to the corresponding period of 2015. The current arrangement mitigates costs associated with disposing of steam as well as potential compliance issues, which resulted in cost savings of $1.0 million and $1.1 million during the three and nine months ended September 30, 2016, respectively.

•
(Gains) Losses on Extinguishment of Debt. During the three and nine months ended September 30, 2016, the Partnership continued de-levering its balance sheet and recognized a gain on extinguishment of debt of $1.0 million and $24.9 million, respectively, in connection with the repurchase of Partnership Notes. See Note 8 to our consolidated financial statements.

In connection with the dropdown of Granite City during the first quarter of 2015, the Partnership assumed and repaid $135.0 million of SunCoke's outstanding notes, resulting in a loss on extinguishment of debt of $9.4 million.

•
India Equity Method Investment. During the third quarter 2015, as a result of the continued deterioration of market factors, the Company evaluated the recoverability of its equity method investment in Visa SunCoke, resulting in a $19.4 million impairment. This impairment charge was included in loss from equity method investment on the Consolidated Statement of Operations and brought our investment in VISA SunCoke to zero. Consequently, beginning in the fourth quarter of 2015, we no longer include our share of VISA SunCoke in our financial results.

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

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Revenues
Sales and other operating revenue	$293.7	$336.2	$896.8	$1,007.7
Other income, net	0.2	0.7	0.9	1.4
Total revenues	293.9	336.9	897.7	1,009.1
Costs and operating expenses
Cost of products sold and operating expenses	217.6	266.3	682.5	824.4
Selling, general and administrative expenses	21.8	21.9	68.8	53.9
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Loss on divestiture of business	—	—	14.7	—
Total costs and operating expenses	265.0	313.8	848.4	954.1
Operating income	28.9	23.1	49.3	55.0
Interest expense, net	12.9	14.6	40.3	41.5
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income before income tax expense and loss from equity method investment	17.0	8.5	33.9	4.1
Income tax expense	2.6	4.8	5.9	5.1
Loss from equity method investment	—	20.2	—	21.6
Net income (loss)	14.4	(16.5)	28.0	(22.6)
Less: Net income attributable to noncontrolling interests	8.3	7.0	30.6	18.4
Net income (loss) attributable to SunCoke Energy, Inc.	$6.1	$(23.5)	$(2.6)	$(41.0)

Revenues. Total revenues were $293.9 million and $336.9 million for the three months ended September 30, 2016 and 2015, respectively, and were $897.7 million and $1,009.1 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease was primarily due to the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments, partially offset by the timing of the acquisition of CMT previously discussed in "Items Impacting Comparability."
Costs and Operating Expenses. Total operating expenses were $265.0 million and $313.8 million for the three months ended September 30, 2016 and 2015, respectively, and were $848.4 million and $954.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily driven by lower coal prices and volumes in the current year periods as well as a $12.6 million non-cash pension plan termination charge recorded in the second quarter of 2015. These decreases were partially offset by losses of $14.7 million relating to the divestiture of our coal mining business during the nine months ended September 30, 2016, as well as a $4.0 million postretirement benefit plan curtailment gain recorded in the first quarter of 2015. Costs and operating expenses were also impacted by the timing of the acquisition of CMT previously discussed in "Items Impacting Comparability."
Interest Expense, Net. Interest expense, net was $12.9 million and $14.6 million for the three months ended September 30, 2016 and 2015, respectively, and $40.3 million and $41.5 million for the nine months ended September 30, 2016 and 2015, respectively. Additional borrowings in connection with the acquisition of CMT increased interest expense $1.5 million and $8.0 million for the three and nine months ended September 30, 2016, respectively, and was more than offset by interest expense savings from the Partnership's repurchase of $131.9 million of its senior notes since the fourth quarter of 2015.
Income Taxes. We recorded income tax expense of $2.6 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $5.9 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. The changes were primarily due to higher overall earnings for both the three and nine months ended September 30, 2016, offset by $5.8 million of income tax expense in the third quarter of 2015 related to the acquisition of CMT as well as the cancellation of certain coal mining sales agreements. See Note 6 to our consolidated financial statements.
Loss from Equity Method Investment. During 2015, we impaired our equity method investment to zero. Consequently, we no longer include our share of VISA SunCoke in our financial results. During the three and nine months ended September 30, 2015, we recorded our share of VISA SunCoke results on a one month lag and recognized a loss of $20.2 million and $21.6 million, respectively.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Income attributable to noncontrolling interest was $8.3 million and $7.0 million during the three months ended September 30, 2016 and 2015, respectively, and was $30.6 million and $18.4 million for the nine months ended September 30, 2016 and 2015, respectively. The three months ended September 30, 2016 increased $1.3 million compared to the prior year period primarily due to lower acquisition and business development costs at the Partnership along with lower operating and maintenance spending at Indiana Harbor. The nine months ended September 30, 2016 increased $12.2 million compared to the prior year period primarily due to the Partnership's gain on extinguishment of debt previously discussed as well as lower operating and maintenance spending at Indiana Harbor.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$273.0	$311.5	$836.0	$941.1
Brazil Coke	8.4	8.0	23.5	26.4
Coal Logistics	12.3	13.8	36.5	29.7
Coal Logistics intersegment sales	4.9	5.7	15.3	15.3
Coal Mining	—	2.9	0.8	10.5
Coal Mining intersegment sales	—	25.3	22.0	74.3
Elimination of intersegment sales	(4.9)	(31.0)	(37.3)	(89.6)
Total sales and other operating revenue	$293.7	$336.2	$896.8	$1,007.7
Adjusted EBITDA(1):
Domestic Coke	$52.1	$55.9	$157.4	$164.8
Brazil Coke	3.2	3.4	7.9	10.1
Coal Logistics	7.3	9.3	18.6	16.9
Coal Mining	(0.6)	(4.9)	(5.6)	(13.4)
Corporate and Other, including legacy costs, net(2)	(12.6)	(14.6)	(38.6)	(48.0)
Total Adjusted EBITDA	$49.4	$49.1	$139.7	$130.4
Coke Operating Data:
Domestic Coke capacity utilization (%)	94	98	94	98
Domestic Coke production volumes (thousands of tons)	1,001	1,049	2,990	3,094
Domestic Coke sales volumes (thousands of tons)	1,000	1,043	2,992	3,102
Domestic Coke Adjusted EBITDA per ton(3)	$52.10	$53.60	$52.61	$53.13
Brazilian Coke production—operated facility (thousands of tons)	449	449	1,294	1,324
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(4)	3,493	4,332	10,095	12,492
Tons handled by CMT (thousands of tons)(4)	841	817	2,762	817

(1)	See definition of Adjusted EBITDA and reconciliation to GAAP at the end of this Item.

(2)	Legacy costs, net, include costs associated with former mining employee-related liabilities, net of certain royalty revenues. See details of these legacy items below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(Dollars in millions)
Black lung charges	$(1.7)	$(1.4)	$(5.2)	$(3.3)
Postretirement benefit plan (expense) benefit	(0.2)	(0.1)	(0.6)	3.7
Defined benefit plan expense, including termination charges	—	—	—	(13.1)
Workers' compensation expense	(0.2)	(0.2)	(0.6)	(1.6)
Other	0.2	0.3	0.2	(0.4)
Total legacy costs, net	$(1.9)	$(1.4)	$(6.2)	$(14.7)

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $38.5 million, or 12.4 percent, to $273.0 million for the three months ended September 30, 2016 compared to $311.5 million for the three months ended September 30, 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues by $27.7 million. The remaining decrease of $10.8 million was primarily due to lower sales volumes of 43 thousand tons as compared to the prior year period. The decrease in sales volumes was primarily the result of lower volumes at our Indiana Harbor facility as well as lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments."
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $3.8 million, or 6.8 percent, to $52.1 million for the three months ended September 30, 2016 compared to $55.9 million in the same period of 2015. Lower sales volumes, primarily at Indiana Harbor, decreased Adjusted EBITDA by $3.4 million. Additionally, our Jewell cokemaking facility incurred $1.0 million of coal transportation charges previously discussed in "Items Impacting Comparability," which were historically included in the Coal Mining segment. Lower energy sales related to scheduled outages further decreased Adjusted EBITDA by $1.6 million in the current period. These impacts were offset by increases of $2.2 million, driven by lower operating and maintenance spending, primarily at Indiana Harbor, as compared to the same prior year period.
Depreciation and amortization expense, which was not included in segment profitability, was $19.1 million in the three months ended September 30, 2016 and was reasonably consistent with the prior year period.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue in the Brazil Coke segment of $8.4 million for the three months ended September 30, 2016 was comparable to the prior year period.
Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment of $3.2 million for the three months ended September 30, 2016 was comparable to the prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue decreased $2.3 million, or 11.8 percent, to $17.2 million for the three months ended September 30, 2016 compared to $19.5 million for the corresponding period of 2015. The decrease was driven by lower volumes at KRT and Lake Terminal, partly offset by a $1.0 million contribution of DRT as well as a full quarter of CMT results, which contributed $1.3 million more revenues as compared to the prior year period. Below-target throughput in the current quarter was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA decreased $2.0 million, or 21.5 percent, to $7.3 million for the three months ended September 30, 2016 compared to $9.3 million for the corresponding period of 2015. The decrease in Adjusted EBITDA was primarily driven by lower volumes discussed above. Despite a full quarter of operations, Adjusted EBITDA contributed by CMT was down slightly from the prior year, driven by a full quarter of operating costs on only slightly higher volumes. Adjusted EBITDA results exclude Coal Logistics deferred revenue until it is recognized as GAAP revenue, which is at the end of the annual contract period, or typically in the fourth quarter of each year.
Depreciation and amortization expense, which was not included in segment profitability, was $5.6 million for the three months ended September 30, 2016 compared to $3.5 million for the same period of 2015, primarily driven by a full quarter of depreciation and amortization of CMT assets.

Coal Mining
Sales and Other Operating Revenue
As a result of the Company's divestiture of the coal mining business in April 2016, sales and other operating revenue, inclusive of intersegment sales, were zero during the three months ended September 30, 2016 compared to $28.2 million for the corresponding period of 2015.
Adjusted EBITDA
Adjusted EBITDA was a loss of $0.6 million for the three months ended September 30, 2016 compared to a loss of $4.9 million in the prior year period. The improved results reflect lower operating costs due to the disposal of our coal mining business, including a shift of $1.0 million of coal transportation costs to our Domestic Coke segment.
Depreciation expense, which was not included in segment profitability, was zero for the three months ended September 30, 2016 as a result of the divestiture of the business compared to $1.6 million for the same period of 2015.
Corporate and Other
Corporate and other expenses, which include legacy costs, decreased $2.0 million, or 13.7 percent, to $12.6 million for the three months ended September 30, 2016 compared to $14.6 million in the same period of 2015. The decrease was primarily due to charges incurred in the prior year period of $2.2 million for severance costs and $2.2 million for acquisition and business development costs. These improvements were partially offset by current period mark-to-market adjustments in deferred compensation caused by increases in the Company's share price and the Partnership's unit price as well as costs to resolve certain legal matters in the current year period.
Depreciation and amortization expense, which was not included in segment profitability, remained reasonably consistent at $0.8 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Domestic Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $105.1 million, or 11.2 percent, to 836.0 million for the nine months ended September 30, 2016 compared to $941.1 million for the nine months ended September 30, 2015. The decrease was mainly due to the pass-through of lower coal prices, which decreased revenues by $76.2 million. The remaining decrease of $28.9 million was primarily related to lower sales volumes of 110 thousand tons as compared to the prior year period. These lower volumes were primarily driven by lower sales volumes to AK Steel, for which AK Steel provided make-whole payments as previously discussed in "Recent Developments," as well as lower sales volumes at Indiana Harbor and the timing of shipments at Granite City.
Adjusted EBITDA
Domestic Coke Adjusted EBITDA decreased $7.4 million, or 4.5 percent, to $157.4 million for the nine months ended September 30, 2016 compared to $164.8 million in the same period of 2015. Lower volumes, primarily at Indiana Harbor, as well as timing of sales volumes at Granite City, lower coal-to-coke yield gains driven by lower coal prices, and higher coal transportation charges previously discussed in "Items Impacting Comparability" decreased Adjusted EBITDA by $5.8 million, $4.5 million, and $5.0 million, respectively. Lower energy sales related to scheduled outages as well as the absence of energy sales to Haverhill Chemicals, as previously discussed in "Items Impacting Comparability," further decreased Adjusted EBITDA $4.4 million. These decreases were partially offset by increases in Adjusted EBITDA of $12.3 million, driven primarily by lower operating and maintenance spending at Indiana Harbor as compared to the same prior year period.
Depreciation and amortization expense, which was not included in segment profitability, was $59.1 million for the nine months ended September 30, 2016 and was reasonably consistent with the prior year period.
Brazil Coke
Sales and Other Operating Revenue
Sales and other operating revenue decreased $2.9 million, or 11.0 percent, to $23.5 million for the nine months ended September 30, 2016 compared to $26.4 million for the same period of 2015. The decrease was mainly due to lower reimbursable operating and maintenance costs of $1.2 million, as well as lower volumes and unfavorable foreign currency adjustments compared to the same prior year period.

Adjusted EBITDA
Adjusted EBITDA in the Brazil Coke segment decreased $2.2 million, or 21.8 percent, to $7.9 million for the nine months ended September 30, 2016 as compared to $10.1 million for the same period of 2015 due to lower volumes and unfavorable foreign currency adjustments for the majority of the year compared to the same prior year period.
Depreciation expense, which was not included in segment profitability, was insignificant in both periods.
Coal Logistics
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenue increased $6.8 million, or 15.1 percent, to $51.8 million for the nine months ended September 30, 2016 compared to $45.0 million for the corresponding period of 2015. The increase was driven by a $3.0 million contribution of DRT as well as nine months of CMT results, which contributed $16.0 million more revenues as compared to the post-acquisition prior year period. Decreases of $12.2 million partially offset these items, driven by lower volumes at KRT and Lake Terminal. Below-target throughput for the nine months ended September 30, 2016 was driven by demand-side challenges in both the thermal and metallurgical coal markets.
Adjusted EBITDA
Coal Logistics Adjusted EBITDA increased $1.7 million, or 10.1 percent, to $18.6 million for the nine months ended September 30, 2016 compared to $16.9 million for the corresponding period of 2015. The increase was primarily driven by nine months of CMT results, which contributed an additional $8.0 million of Adjusted EBITDA as compared to the post-acquisition prior year period. The impact of CMT was partially offset by decreases of $6.3 million, driven by lower volumes at KRT and Lake Terminal discussed above. Adjusted EBITDA results exclude Coal Logistics deferred revenue until it is recognized as GAAP revenue, which is at the end of the annual contract period, or typically in the fourth quarter of each year.
Depreciation and amortization expense, which was not included in segment profitability, was $19.0 million for the nine months ended September 30, 2016 compared to $7.2 million for the same period of 2015, primarily driven by nine months of depreciation and amortization of CMT assets in the current year period. Additionally, the Partnership revised the estimated useful lives of certain assets in its Coal Logistics segment, which resulted in additional depreciation of $2.2 million, or $0.03 per common share, during the nine months ended September 30, 2016.
Coal Mining
Sales and Other Operating Revenue
Inclusive of intersegment sales, sales and other operating revenues decreased $62.0 million to $22.8 million for the nine months ended September 30, 2016 compared to $84.8 million for the corresponding period of 2015 resulting from the divestiture of our coal mining business in April 2016.
Adjusted EBITDA
Adjusted EBITDA was a loss of $5.6 million for the nine months ended September 30, 2016 compared to a loss of $13.4 million in the prior year period. The improved results primarily reflect lower operating costs on lower sales volumes due to the divestiture of the business in the second quarter of 2016, including the shift of $5.0 million of coal transportation costs to our Domestic Coke segment.
Depreciation expense, which was not included in segment profitability, decreased $6.6 million, to $1.5 million for the nine months ended September 30, 2016 compared to $8.1 million for the same period of 2015. The decrease was driven by the exit from our coal mining business, as discussed above. Additionally, in 2015 the Company revised the estimated useful lives of certain coal preparation plant assets in its Coal Mining segment, which resulted in additional depreciation of $4.7 million, or $0.07 per common share, during the nine months ended September 30, 2015.
Corporate and Other
Corporate and other expenses, which include legacy costs, decreased $9.4 million, or 19.6 percent, to $38.6 million for the nine months ended September 30, 2016 compared to $48.0 million in the same period of 2015. The prior year period included a $12.6 million non-cash pension plan termination charge, $2.2 million of severance costs and $3.1 million of acquisition and business development costs partially offset by a $4.0 million postretirement benefit plan curtailment gain. The current period incurred additional expense of $4.5 million driven by $2.9 million of mark-to-market adjustments in deferred compensation caused by increases in the Company's share price and the Partnership's unit price as well as costs to resolve certain legal matters.
Depreciation and amortization expense, which was not included in segment profitability, remained reasonably consistent at $2.3 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital and maintain cash reserves. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In addition, we may from time to time seek to retire or repurchase our outstanding debt. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. As of September 30, 2016, together with the Partnership, we had $105.3 million of cash and cash equivalents and $192.0 million of borrowing availability under our credit facilities.
On October 18, 2016, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on December 1, 2016 to unitholders of record on November 15, 2016. The Partnership and its Board of Directors will continue to evaluate its capital allocation and distribution priorities on a quarterly basis.
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain equipment from the Domestic Coke and Coal Logistics segments for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership repaid $0.5 million of the financing obligation during the third quarter of 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.
Entering 2016, the Partnership anticipated generating excess liquidity of at least $60 million to meaningfully de-lever the Partnership's balance sheet in 2016. The Partnership repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million of cash payments during the nine months ended September 30, 2016, resulting in a gain on extinguishment of debt of $24.9 million. The Partnership also repaid $5.0 million on the Partnership Revolver during the third quarter of 2016, and subsequent to September 30, 2016, on October 4, 2016, the Partnership repaid an additional $5.0 million on the Partnership Revolver. As of October 25, 2016, the Partnership had reduced debt by approximately $80 million during 2016, net of proceeds received on the sale-leaseback arrangement, utilizing approximately $55 million of excess liquidity. The Partnership expects to achieve its $60 million target during the fourth quarter of 2016.
During the nine months ended September 30, 2016, the Company repaid $60.4 million on the Revolving Facility.
During the first quarter of 2016, as a result of continued overall depressed coal market conditions and the Company's credit downgrade in late 2015, the Company issued $30.8 million of letters of credit as collateral to its surety providers. These letters of credit were issued in connection with certain contractual obligations, including reclamation obligations, black lung, workers' compensation, general liability and other financial guarantee obligations. As a result of issuing these letters of credits, the Company was refunded $6.0 million in cash from previous collateral deposits. Additionally, the Company cancelled $4.1 million of letters of credit as a result of the divestiture of the coal mining business during the second and third quarter of 2016. During the first quarter of 2016, the Partnership issued $1.5 million of letters of credit as collateral to its surety providers in connection with workers' compensation, general liability and other financial guarantee obligations.
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

If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility, Partnership Revolver, Partnership Term Loan and Promissory Notes could be declared immediately due and payable. The Partnership has a cross-default provision that applies to our indebtedness having a principal amount in excess of $20 million. As of September 30, 2016, the Company and the Partnership were in compliance with all applicable debt covenants contained in the credit agreement and promissory agreement. We do not anticipate any violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$166.1	$83.0
Net cash used in investing activities	(36.1)	(263.9)
Net cash (used in) provided by financing activities	(148.1)	145.1
Net decrease in cash and cash equivalents	$(18.1)	$(35.8)
Cash Flows from Operating Activities
For the nine months ended September 30, 2016, net cash provided by operating activities was $166.1 million compared to $83.0 million in the corresponding period of 2015. The increase in operating cash flow is partially due to CMT's net increase in cash provided by operating activities of $27.5 million, which includes cash received on quarterly take-or-pay billings for minimum volume shortfalls recorded in deferred revenue, as well as lower operating and maintenance spending at our Indiana Harbor facility and lower operating costs due to the divestiture of the coal mining business during 2016. Additionally, the prior year period was adversely impacted by the timing of a late customer payment of $18.0 million received on October 1, 2015 and higher coal severance payments of $7.2 million during the nine months ended September 30, 2015 compared to the current year period.
Cash Flows from Investing Activities
Cash used in investing activities of $36.1 million decreased $227.8 million for the nine months ended September 30, 2016 as compared to the corresponding period of 2015. The decrease is primarily due to the prior year period acquisition of CMT resulting in an investing cash outflow of $193.1 million and an additional $21.5 million of restricted cash withheld to fund the completion of the expansion capital improvements. Additionally, during the nine months ended September 30, 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The remaining decreases were due to lower capital expenditures, excluding the CMT capital expansion costs, which was funded from restricted cash. These decreases were partially offset by the divestiture of the coal mining business in 2016, where the Company paid $12.8 million to Revelation.
Cash Flows from Financing Activities
For the nine months ended September 30, 2016, net cash used in financing activities was $148.1 million compared to net cash provided by financing activities of $145.1 million for the nine months ended September 30, 2015. In the first nine months of 2016, the Partnership repurchased $84.4 million face value of outstanding Partnership Notes for $60.0 million in the open market. The Partnership also repaid $0.8 million of face value on the Promissory Note and $5.0 million on the Partnership Revolver as well as payments on quarterly cash distributions of $36.9 million to its public unitholders during the nine months ended September 30, 2016. In addition to the Partnership's cash used in financing activities, the Company paid down $60.4 million of the outstanding Revolving Facility during the first nine months of 2016. These distributions and repayments were partially offset by the proceeds received from the sale-leaseback arrangement of $16.2 million, which is accounted for as a financing obligation.
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

The following table summarizes ongoing, environmental remediation and expansion capital expenditures:

	Nine Months Ended September 30,
	2016	2015

	(Dollars in millions)
Ongoing capital	$21.0	$27.0
Environmental remediation capital(1)	6.5	18.6
Expansion capital:
Indiana Harbor	—	2.4
CMT(2)	12.9	—
Other capital expansion	2.5	1.3
Total capital expenditures	$42.9	$49.3

(1)	Includes capitalized interest of $2.2 million and $2.3 million during the nine months ended September 30, 2016 and 2015, respectively.

(2)
Includes capital expenditures of $11.0 million for the ship loader expansion project funded with restricted cash withheld in conjunction with the acquisition of CMT during the nine months ended September 30, 2016. Additionally, in connection with this project we capitalized $1.9 million of interest during the nine months ended September 30, 2016.

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

In total, we anticipate spending approximately $130 million, excluding capitalized interest, on environmental remediation projects to enhance the environmental performance at our Haverhill and Granite City cokemaking operations. We have spent approximately $92 million related to these projects since 2012 and the remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are being used to fund $119 million of these environmental remediation projects.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
Accounting for Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exits, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. The Company had goodwill carrying amounts of $76.9 million and $71.1 million as of September 30, 2016 and December 31, 2015, respectively. See Note 5 to our consolidated financial statements.
The Coal Logistics reporting unit had a goodwill carrying value of $73.5 million as of September 30, 2016. The most recent step one analysis resulted in the fair value of the Coal Logistics reporting unit exceeding its carrying value by approximately 10 percent. A significant portion of the Partnership's Coal Logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts as well as future contract renewals and an 18 percent discount rate representing the estimated weighted average cost of capital. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 5 percent change in estimated cumulative discounted cash flows of the reporting unit or a 100 basis point change in the discount rate would not have impacted the results of our step one analysis.
To the extent changes in factors or circumstances occur, such as a loss of either Murray or Foresight as customers, future assessments of goodwill and intangible assets may result in material impairment charges.
Accounting for Finite-Lived Intangible Assets
We have finite-lived intangible assets with net values of $181.8 million and $190.2 million as of September 30, 2016 and December 31, 2015, respectively. Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. The permits made up $133.2 million and $137.1 million as of September 30, 2016 and December 31, 2015, respectively, and represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency (the “EPA”) and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.7 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
We test the carrying amount of our finite-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This assessment employs a two-step approach. The first step is used to determine if a potential impairment exists while the second step measures the associated impairment loss, if any. An impairment loss is recognized if, in performing the impairment review, it is determined that the carrying amount of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. No triggering events occurred during the years presented.

Accounting for Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such events and circumstances include, among other factors; operating losses; unused capacity; market value declines; changes in the expected physical life of an asset; technological developments resulting in obsolescence; changes in demand for our products or in end-use goods manufactured by others utilizing our products as raw materials; changes in our business plans or those of our major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the U.S. and world economies; changes in the expected level of capital, operating or environmental remediation project expenditures; and changes in governmental regulations or actions.
Cash flows at our Indiana Harbor facility were negative during 2015, driven by short-term changes to our contracted reimbursement of operating and maintenance costs as well as volume shortfalls caused by operational inefficiencies. Based on these results as well as operational challenges, we performed an impairment test in 2015 and concluded that our undiscounted cash flows were substantially in excess of the carrying value of our long-lived assets at Indiana Harbor. However, we continue to closely monitor our performance at Indiana Harbor, and if operational challenges continue or conditions deteriorate, our current conclusion as to recoverability of assets at that location could change.
Black Lung Benefit Liabilities
We have obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our employees and former employees (and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits.
Our independent actuaries annually calculate the present value of the estimated black lung liability based on actuarial models utilizing our population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The Company had 323 active black lung benefit claims as of December 31, 2015.

Other than the disclosures above, there have been no significant changes to our accounting policies during the nine months ended September 30, 2016. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 18, 2016 for a summary of these policies.
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
Adjusted EBITDA represents earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, the expiration of certain acquired contractual obligations, and interest, taxes, depreciation and amortization and impairments attributable to our equity method investment. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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

We explain Adjusted EBITDA and reconcile this non-GAAP financial measure to our net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP. Below is a reconciliation of Adjusted EBITDA to its closest GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(1)	2016(1)	2015(1)
	(Dollars in millions)
Net cash provided by operating activities	$44.6	$6.4	$166.1	$83.0
Subtract:
Loss on divestiture of business	—	—	14.7	—
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Deferred income tax expense	0.9	8.0	4.5	6.9
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Changes in working capital and other	4.7	(10.7)	61.4	13.5
Net Income	$14.4	$(16.5)	$28.0	$(22.6)
Add:
Adjustment to unconsolidated affiliate earnings(2)	$—	$19.8	$—	$20.8
Coal rationalization costs (3)	0.2	0.8	0.4	0.4
Depreciation and amortization expense	25.6	25.6	82.4	75.8
Interest expense, net	12.9	14.6	40.3	41.5
(Gain) loss on extinguishment of debt	(1.0)	—	(24.9)	9.4
Income tax expense	2.6	4.8	5.9	5.1
Loss on divestiture of business	—	—	14.7	—
Contingent consideration adjustments(4)	(4.6)	—	(8.3)	—
Expiration of land deposits(5)	—	—	1.9	—
Non-cash reversal of acquired contractual obligation(6)	(0.7)	—	(0.7)	—
Adjusted EBITDA	$49.4	$49.1	$139.7	$130.4
Subtract: Adjusted EBITDA attributable to noncontrolling interest(7)	18.9	20.1	57.8	56.3
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$30.5	$29.0	$81.9	$74.1

(1)
Beginning in the second quarter of 2016, in response to the Securities & Exchange Commission May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(2)
Reflects share of interest, taxes, depreciation and amortization related to our equity method investment in VISA SunCoke. The three and nine months ended September 30, 2015 include a $19.4 million impairment of our investment.

(3)
Coal rationalization costs includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan. The nine months ended September 30, 2015, included $2.3 million of income related to a severance accrual adjustment.

(4)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(5)	Reflects the expiration of land deposits in connection with the Company's potential new cokemaking facility to be constructed in Kentucky.

(6)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(7)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.
Below is a reconciliation of 2016 Estimated Adjusted EBITDA to its closest GAAP measures:

	2016
	Low	High
Net cash provided by operating activities	$150	$170
Subtract:
Depreciation and amortization expense	106	106
Gain on extinguishment of debt	(20)	(27)
Loss on divestiture of business	14	14
Changes in working capital and other	1	2
Net Income	$49	$75
Add:
Coal rationalization costs(1)	2	1
Depreciation and amortization expense	106	106
Interest expense, net	62	58
Gain on extinguishment of debt	(20)	(27)
Income tax expense	6	17
Loss on divestiture of business	14	14
Contingent consideration adjustments(2)	(8)	(8)
Non-cash reversal of acquired contractual obligation(3)	(1)	(1)
Adjusted EBITDA	$210	$235
Subtract: Adjusted EBITDA attributable to noncontrolling interests(4)	105	111
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$105	$124

(1)	Coal rationalization costs includes employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan.

(2)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments and subsequent fair value adjustments resulted in gains of $4.6 million and $8.3 million recorded during the three and nine months ended September 30, 2016, respectively, which were excluded from Adjusted EBITDA.

(3)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In third quarter of 2016, the final acquired contractual performance obligation expired without the customer requiring performance. As such, the Partnership reversed the liability in the period as we no longer have any obligations under the contract.

(4)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our principal Chief Executive Officer and Chief Financial Officer.
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
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
On August 12, 2015, the Partnership acquired Raven Energy LLC ("Raven") and considers the transaction material to our results of operations, cash flows and financial position from the date of the acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude Raven from our evaluation in the year from acquisition as permitted by the Securities and Exchange Commission. We are currently in the process of evaluating and integrating Raven’s controls over financial reporting. Raven represented $421.3 million of total assets and $21.7 million of total revenue in the consolidated financial statements of the Company as of and for the nine months ended September 30, 2016. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 10 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2016.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million, which had $39.4 million available at September 30, 2016. There were no share repurchases during the nine months ended September 30, 2016.
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

101*
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, filed with the Securities and Exchange Commission on October 25, 2016, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	October 25, 2016	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)