Form 10-K
period 2016-12-31
SunCoke Energy, Inc.
filed 2017-02-16
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock (based upon the June 30, 2016 closing price of $5.82 on the New York Stock Exchange) held by non-affiliates was approximately $370,725,107.
The number of shares of common stock outstanding as of February 10, 2017 was 64,229,647.
Portions of the SunCoke Energy, Inc. 2017 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference in Part III of this Form 10-K.

1

SUNCOKE ENERGY, INC.

PART I

Item 1.	Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also provide coal handling and/or mixing services at our Coal Logistics terminals to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of December 31, 2016, we owned the general partner of the Partnership, which owns a 2.0 percent general partner interest and incentive distribution rights ("IDRs") in the Partnership, and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
On October 31, 2016, the Company announced that it had submitted a proposal to the Board of Directors of the general partner of the Partnership to acquire all of the Partnership’s common units not already owned by the Company ("Simplification Transaction"). The proposed transaction is to be structured as a merger of the Partnership with a wholly-owned subsidiary of the Company, and is subject to the negotiation and execution of definitive documents and approval of our Board of Directors and the Conflicts Committee of the Partnership's Board of Directors. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of the Partnership’s general partner, is considering the proposal pursuant to applicable procedures established in the Partnership’s partnership agreement and the Conflicts Committee’s charter. The transaction also will require majority approval of our common stockholders. We own a majority of the Partnership's common units and intend to vote in favor of the transaction. The proposed Simplification Transaction is also conditioned upon receipt of customary regulatory approvals.
Incorporated in Delaware since 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Business Segments
We report our business results through four segments:

•
Domestic Coke consists of our Jewell Coke Company, L.P. ("Jewell"), Indiana Harbor Coke Company ("Indiana Harbor"), Haverhill Coke Company LLC ("Haverhill"), Gateway Energy and Coke Company, LLC ("Granite City") and Middletown Coke Company, LLC ("Middletown") cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•
Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), for a Brazilian subsidiary of ArcelorMittal S.A. ("ArcelorMittal");

•
Coal Logistics consists of our Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal"), and Dismal River Terminal, LLC ("DRT") coal handling and/or mixing service operations in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

•	Coal Mining consisted of our metallurgical coal mining activities conducted in Virginia and West Virginia, until the business was divested in April 2016.
For additional information regarding our business segments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to our consolidated financial statements.

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

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Using the stated capacity, Middletown capacity on a “run of oven” basis is approximately 578 thousand tons per year.

(2)
We hold a 49 percent investment in a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer included our share of VISA SunCoke in our financial results. Cokemaking capacity represents 100 percent of VISA SunCoke.

We are a technological leader in cokemaking. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in more than 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
We believe our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing the environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities at that time.
Our Granite City facility, the first phase of our Haverhill facility, or Haverhill I, and our VISA SunCoke joint venture have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel"), VISA SunCoke sells steam to VISA Steel and Haverhill I provides steam, at no cost, to Altivia

Petrochemicals, LLC ("Altivia"), which purchased its facility out of bankruptcy from a third-party, Haverhill Chemicals LLC, in 2015. Altivia provides boiler feed water to Haverhill I, which enables the heat recovery steam generators to operate. The heat recovery steam generators cool the flue gas for desulfurization and produce steam. While the Company is not currently generating revenues from providing steam to Altivia, the current arrangement, for which rates may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam. In an effort to mitigate risks associated with any potential disruptions to the boiler feed water, the Partnership began a capital project in 2016, which it expects to complete in 2017, to allow Haverhill I to procure its own boiler feed water. The Partnership anticipates investing approximately $3 million in this project, of which $1.9 million was spent in 2016. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal S.A. ("ArcelorMittal"), AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America, each of which individually accounts for greater than ten percent of our consolidated revenues. The take-or-pay provisions require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. We generally do not have significant spot coke sales since our domestic capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues. To date, our coke customers have satisfied their obligations under these agreements.
Our coke sales agreements have an average remaining term of approximately eight years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales.
Our coke prices include both an operating cost component and a fixed fee component. Operating costs under three of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Beginning in 2015, the operating and maintenance cost recovery mechanism in our Indiana Harbor coke sales agreement shifted from an annually negotiated budget amount with a cap to a fixed recovery per ton. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all of our domestic cokemaking facilities. In 2018, the operating cost component of our contract at Indiana Harbor reverts to an annually negotiated budget, which is expected to have a favorable impact on our future results. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel under limited circumstances, such as AK Steel permanently shutting down operation of the iron production portion of its Ashland plant and not acquiring or beginning construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland plant's iron production capacity, and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreement and certain other conditions are met. No other coke sales contract has an early termination clause.

While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have been able to strengthen their capital and liquidity structure by raising debt and equity during 2016. Additionally, 2016 saw a decline in steel imports compared to 2015, a rebound in steel pricing and positive signals from the new presidential administration on trade and infrastructure. Despite the improved market trends in 2016, AK Steel and U.S. Steel have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. Despite market challenges, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees, which include a fixed annual licensing fee, a licensing fee based upon the level of production required by our customer and full pass-through of the operating costs of the facility.
On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment") for consideration of $41.0 million, an amount equal to our carrying value of the investment. The Company received $20.5 million in cash at closing and will receive the remaining $20.5 million in cash, plus interest at an annual interest rate of 3 percent, in the second quarter of 2017. With the redemption of the Brazil Investment, the Company will no longer receive the $9.5 million annual preferred dividend. Additionally, in 2016, SunCoke added certain new patents to its existing intellectual property licensing agreement for which SunCoke will earn an incremental $5.1 million in annual licensing fees through 2023. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023.
Coal Logistics Operations
Our Coal Logistics segment consists of CMT, KRT, Lake Terminal and DRT. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons of coal annually due to its recently commissioned ship loader. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its coal handling capacity as well as 350 thousand liquid tons and additional merchant coal business. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons of coal annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. DRT was formed in 2016 to accommodate our Jewell cokemaking facility in its direct procurement of third-party coal.
Our five coal handling terminals have the collective capacity to mix and/or transload more than 40 million tons of coal annually and have storage capacity of approximately 3 million tons. Our coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. We do not take possession of coal but instead derive our revenues by providing coal handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. For CMT, cash received from customers for quarterly take-or-pay billings based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided during the quarter is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income at the earlier of when service is provided or annually based on the terms of the contract. Our coal mixing and/or handling services are provided to steel, coal mining, coke (including some of our domestic cokemaking facilities) and electric utility customers. Services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions.
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals are primarily impacted by the domestic coal markets in which its customers operate and generally benefit from extreme weather conditions.
While the thermal and metallurgical coal markets were severely challenged during the first half of 2016, they improved over the second half of the year.  At least four formerly bankrupt major coal producers have emerged from reorganization under Chapter 11 of the U.S. Bankruptcy Code, and a number of formerly idled coal mines have been brought back into service.  Additionally, domestic and global metallurgical and thermal coal prices have surged from previous lows during early 2016, resulting in improved mining economics for our customers, which significantly increased tonnage at our terminals in the fourth quarter of 2016. The API2 index price at the end of 2016 more than doubled from lows in early 2016 as a result of natural gas storage issues and reduced nuclear power and hydropower generation in Europe. Domestically, natural gas prices have stabilized and slightly increased since March 2016, which has improved the economics of coal-fired electric generating stations and led to an increase in demand for coal, and therefore, increased the potential for higher volumes of coal logistics services.
Coal Mining Operations
The domestic metallurgical coal markets remained challenged during early 2016 as the drastic and sustained decline in coal prices led to several coal producers filing for Chapter 11 bankruptcy protection. Despite our own diligent efforts to reduce costs by rationalizing our mining footprint, this challenged environment was likely to prevent us from generating positive cash flow from our mining operations for the foreseeable future. As a result, we divested our Coal Mining business in April 2016, which included approximately 250 acres of land owned in Russell County, Virginia and approximately 90 thousand acres of leased small parcels of land, mineral rights and coal mining rights in Buchanan and Russell Counties, Virginia and McDowell County, West Virginia. We entered into a coal supply agreement whereby the buyer, Revelation Energy, LLC ("Revelation"), will supply approximately 300,000 tons of coal to our Jewell cokemaking facility annually for five years at a market rate. The delivered cost, as compared to alternative coal sources, is favorable due to the proximity of the Jewell cokemaking facility to the mines. The Company retained certain asset retirement obligations related to certain contractual obligations, including the retirement and removal of long-lived assets from certain properties associated with our former coal mining business.
Seasonality
Our revenues in our cokemaking business and much of our coal logistics business are tied to long-term, take-or-pay contracts and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. Additionally, excessively hot summer weather or cold winter weather, may increase commercial and residential needs for heat or air conditioning which in turn, may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our coal logistics business.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. All of the metallurgical coal used to produce coke at our domestic cokemaking facilities is purchased from third-parties. We believe there is an ample supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our domestic cokemaking facilities without any significant disruption in coke production.
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.5 million tons of metallurgical coal in 2016. Coal from third-parties is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also passed through to our customers. In 2017, certain of our coal contracts contain an option, at the Company's discretion, to reduce our commitment by up to 15 percent. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
At Indiana Harbor and Vitória, Brazil, where we do not own 100 percent of the entity owning the cokemaking facility, we have licensing agreements in place for the entity’s use of our technology. At Indiana Harbor, we receive no payment for the licensing rights. At Vitória, starting in 2016, in addition to the current per ton licensing fee, SunCoke will receive an incremental $5.1 million in licensing fees per year through 2023 related to the addition of certain patents to its existing intellectual property licensing agreement, which are currently in use by ArcelorMittal Brazil at the Brazil facility. At VISA SunCoke, our joint venture with VISA Steel in India, our technology is not currently in use, but the parties have agreed to enter into a license agreement should our technology be used in the future.
We are party to an omnibus agreement with the Partnership, which grants the Partnership a royalty-free license to use the name “SunCoke” and related trademarks. Additionally, the omnibus agreement grants the Partnership a non-exclusive right to use all of our current and future cokemaking and related technology necessary for their operations.
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Colombian and Ukrainian producers, among others, though it is difficult to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports into the U.S. are often not economical.
The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Our oven design and heat recovery technology plays a role in all of these factors. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies.
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production ("DRI"), as these could indirectly impact our blast furnace customers.
We believe we are well-positioned to compete with other coke producers. Current production from our cokemaking business is largely committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
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
Our KRT competitors are generally located within 100 miles of our operations. KRT has state-of-the-art mixing capabilities with fully automated and computer-controlled mixing that mixes coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.
The principal competitors of CMT, who serve the coal export market, are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other industrial materials. In 2016, CMT built a new state-of-the-art ship loader, which allows for faster coal loading onto larger ships. We believe the new ship loader has the fastest loading rate available in the Gulf

Region which should allow our customers to benefit from lower shipping costs. Additionally, CMT is the only terminal in the lower U.S. with direct rail access on the Canadian National Railway, which provides a competitive advantage.
Lake Terminal and DRT provide coal handling and/or mixing services to our Indiana Harbor and Jewell cokemaking facilities, respectively, and therefore, do not have any competitors.
Employees
As of December 31, 2016, we have approximately 907 employees in the U.S. Approximately 38 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. The labor agreement at our Indiana Harbor cokemaking facility expired on September 1, 2015. Operations have continued under the expired contract with the renewal pending resolution of select key economic provisions. We do not anticipate any work stoppages during the continued negotiations. The labor agreement at our Granite City cokemaking facility will expire on August 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages.
As of December 31, 2016, we have approximately 267 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. In 2016, we reached a new one-year labor agreement at our Vitoria, Brazil facility which will expire on October 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages.
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

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. This rulemaking will require certain of our facilities to undertake this ambient air monitoring. We may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. These new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) additional areas of the country may become designated as non-attainment areas. Facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have also filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Permitting Process for Former Coal Mining Operations. The U.S. coal mining permit application process is initiated by collecting baseline data to adequately assess and model the pre-mine environmental condition of the permit area, including geologic data, soil and rock structures, cultural resources, soils, surface and ground water hydrology, and coal that we intend to mine. We use this data to develop a mine and reclamation plan, which incorporate provisions of the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), state programs and complementary environmental programs that impact coal mining. The permit application includes the mine and reclamation plan, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System. Once a permit application is submitted to the regulatory agency, it goes through a completeness and technical review before a public notice and comment period. Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through public hearings and intervention in the courts. Final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. SMCRA mine permits also take a significant period of time to be transferred.

•
Bonding Requirements for Permits Related to Former Coal Mining Operations. Before a SMCRA permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become more unfavorable to mine operators. Surety providers are requiring greater amounts of collateral to secure a bond, which has required us to provide increasing quantities of cash to collateralize bonds or other forms of financial security to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2016, we have posted an aggregate of approximately $25 million in surety bonds or other forms of financial security for reclamation purposes.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to the EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan, and has also proposed a federal compliance plan to implement the Clean Power Plan in the event that approvable state plans are not submitted. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. Additionally, it is unclear how the Clean Power Plan will be impacted by the actions of the new presidential administration beginning in 2017. Depending on the method of implementation selected by the states, and whether the rule is ultimately upheld, the Clean Power Plan could increase the demand for natural gas-generated electricity.

•
Currently, we do not anticipate these new or existing power plan GHG rules to apply directly to our facilities. However, the impact current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, actions by the states in implementing these requirements and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our revenues.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

•
Security. CMT is subject to regulation by the United States Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

Reclamation and Remediation

•
Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee was $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee has been reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2016, we had asset retirement obligation of $4.9 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

•
Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. Coal mine operators also must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on U.S. coal production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4 percent of the gross sales price. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits at December 31, 2016 was $50.2 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. Please see Note 15 to our consolidated financial statements for a discussion of the Notices of Violation ("NOVs") issued by the EPA and state regulators for our Haverhill, Granite City, and Indiana Harbor cokemaking facilities.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2016.
IRS Final Regulations on Qualifying Income
Section 7704 of the code provides that a publicly-traded partnership will be treated as a corporation for federal income tax purposes. However, if 90 percent or more of a partnership’s gross income for every taxable year it is publicly-traded consists of “qualifying income,” the publicly-traded partnership may continue to be treated as a partnership for federal income tax purposes.
At the time of the Partnership’s initial public offering, in January 2013, the Partnership believed, and received a legal opinion to the effect, that income from its cokemaking operations would be treated as generating qualifying income under the Code.  The Company and counsel believed at the time that this view was based on the correct interpretation of the Code and the legislative history of the relevant Code section, and since that time continued to believe that income from its cokemaking operations is qualifying income.
In May, 2015, the IRS released new proposed regulations (the “Proposed Regulations”) which would have substantially changed the rules relating to qualifying income for publicly-traded partnerships for the processing, refining and transportation of minerals or natural resources, and created ambiguity as to whether cokemaking generates qualifying income. Following the release of the Proposed Regulations, representatives of the Partnership, together with counsel, submitted comments and gave testimony to the IRS, expressing the view that the Proposed Regulations were not consistent with the statute and its legislative history.  The Partnership’s views were consistent with those of a number of other commentators, including the tax section of the American Bar Association and the Master Limited Partnership Association.
On January 19, 2017, the Treasury Department and the IRS released the Final Regulations on the treatment of income from natural resource activities of publicly traded partnerships as qualifying income for purposes of the Code.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning after January 19, 2017.  Under the Final Regulations, the Partnership’s cokemaking operations have been excluded from the definition of activities that generate qualifying income.
The Final Regulations provide that if a partnership’s income from non-qualifying operations “was qualifying income under the statute as reasonably interpreted,” then that partnership will have a transition period ending on the last day of the partnership’s taxable year that included the date that is ten years after the date the final regulations are published in the Federal Register (i.e., December 31, 2027), during which it can treat income from such activities as qualifying income. After conferring with outside counsel, the Partnership and we are of the view that its interpretation was reasonable in concluding that the Partnership’s income from cokemaking was qualifying income, and that the Partnership will benefit from the ten-year transition period. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. The Partnership is evaluating its options for engaging with the appropriate parties to address its concerns with the scope of these final regulations. Also see “Part I. Item 1A. Risk Factors."
Available Information
We make available free of charge on our website, www.suncoke.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").
Executive Officers of the Registrant
Our executive officers and their ages as of February 16, 2017, were as follows:

Name	Age	Position
Frederick A. Henderson	58	Chairman, President and Chief Executive Officer
Fay West	47	Senior Vice President and Chief Financial Officer
Katherine T. Gates	40	Senior Vice President, General Counsel and Chief Compliance Officer
P. Michael Hardesty	54	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Allison S. Lausas	37	Vice President and Controller
Gary P. Yeaw	59	Senior Vice President of Human Resources
Frederick A. Henderson. Mr. Henderson was elected as Chairman and Chief Executive Officer of SunCoke Energy, Inc. in December 2010 and became Chairman, President and Chief Executive Officer in September 2015. He also served as a Senior Vice President of Sunoco, Inc. (a transportation fuel provider with interests in logistics) from September 2010 until our initial public offering in July 2011. In July 2012, Mr. Henderson was named Chief Executive Officer and appointed as Chairman of the Board of Directors of SunCoke Energy Partners GP, LLC, the general partner of the Partnership. From February 2010 until September 2010, he was a consultant for General Motors LLC, and from March 2010 until August 2010, he was a consultant for AlixPartners LLC (a business consulting firm). He was President and Chief Executive Officer of General Motors (a global automotive company) from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005. Mr. Henderson is a director of Marriott International, Inc. (a worldwide lodging and hospitality services company), where he serves as chair of the Audit Committee. He is also a director of Adient PLC (an automotive seating and interiors business) where he serves as chair of the Corporate Governance Committee. Mr. Henderson also is a trustee of the Alfred P. Sloan Foundation and chair of its Audit Committee. Mr. Henderson previously served as a Director of Compuware Corporation (from 2011-2014), a technology performance company; he served as chair of its Audit Committee and as a member of its Nominating/Governance and Advisory Committees.
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in October 2014. Prior to that time, she served as Vice President and Controller of SunCoke Energy, Inc. since February 2011. In addition, Ms. West was named Vice President and Controller and appointed to the Board of Directors of SunCoke Energy Partners GP LLC, in July 2012. Prior to joining SunCoke Energy, Inc., she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001. Ms. West is a director of Quaker Chemical Corporation (a leading manufacturer and supplier of process fluids and specialty chemicals) where she also serves a member of its Audit Committee.
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
These risks are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or results of operations.
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
Adverse developments at our cokemaking and/or coal logistics operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns or additional expenditures, which could have a material adverse effect on our results of operations.
Our cokemaking and coal logistics operations are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, permit non-compliance, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our coal logistics operations could significantly disrupt our ability to provide coal handling, mixing, storage, terminalling, transloading and/or transportation services to our customers. Any sustained disruption at our cokemaking and/or coal logistics operations could have a material adverse effect on our results of operations.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking and coal logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we would not be able to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity and/or steam.
Assets and equipment critical to the operations of our cokemaking and coal logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
Our operations are subject to increasingly strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; installation of safety equipment in our facilities; control of surface subsidence from underground mining; and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may delay commencement or hinder continuation of operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
Failure to comply with applicable regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit or increase the cost of our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flows or profitability.
Our cokemaking and coal logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), require permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking and/or coal logistics facilities. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, our cash flows or profitability could be materially and adversely affected.
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
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide coal logistic services, including cost of supplies, equipment, metallurgical coal, labor, experience significant price inflation, and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
Labor disputes with the unionized portion of our workforce could affect us adversely. Union represented labor creates an increased risk of work stoppages and higher labor costs.
We rely, at one or more of our facilities, on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. The labor agreement at our Indiana Harbor cokemaking facility expired on September 1, 2015. Operations have continued under the expired contract with the renewal pending resolution of select key economic provisions. We do not anticipate any work stoppages during the continued negotiations. The labor agreement at our Granite City cokemaking facility will expire on August 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages. In 2016, we reached a new one-year labor agreement at our Vitoria, Brazil facility which will expire on October 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. A prolonged labor dispute, which may include a work stoppage, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our operations, or the stability of production and reduce our future revenues, or profitability. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
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
Borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into, and may in the future enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may decide not to maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
The Partnership faces substantial debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have approximately $858 million of total consolidated debt maturing at SunCoke and the Partnership. See Note 14 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership, pursuant to the indenture for its outstanding senior secured notes, could be required to repurchase such notes in an amount equal to 101 percent of the aggregate principal amount outstanding, which was $463.0 million at December 31, 2016.  Under the Partnership’s revolving credit agreement, the lenders could declare the loans and other amounts (including letter of credit obligations), totaling $172.0 million at December 31, 2016, to be immediately due and payable.  In addition, the Partnership has $50.0 million drawn under a term loan facility that contains event of default and remedies provisions identical to those of the revolving credit agreement.  Thus, the potential acceleration remedies under the Partnership’s revolving credit agreement and term loan facility could result in approximately $222.0 million of outstanding borrowings being declared immediately due and payable.
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
We are subject to the risk of loss resulting from nonpayment or nonperformance by our coke customers. We have long-term take-or-pay agreements with our coke customers whose operations are concentrated in the steelmaking industry. These agreements require such customers either to purchase all of our coke production (or a specified maximum tonnage greater than our stated capacity, as applicable), or to pay the contract prices for the coke, they do not accept. Our customers experience significant fluctuations in demand for steel products because of economic conditions, consumer demand, raw material and energy costs and decisions by the U.S. federal and state governments to fund or not fund infrastructure projects, such as highways, bridges, schools, energy plants, railroads and transportation facilities. During periods of weak demand for steel, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel they sell. For example, in response to worsening market conditions for the steel industry, U.S. Steel and AK Steel have temporarily idled the iron producing portions of their facilities at Granite City and Ashland, respectively. These and other factors such as labor negotiations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing long-term coke purchase commitments to us, which could have a material adverse effect on our cash flows, financial position, permit compliance or results of operations.
The financial performance of our cokemaking business is substantially dependent upon three customers in the steel industry, and any failure by them to perform under their contracts with us could adversely affect our financial condition, results of operations and cash flows.
Substantially all of our domestic coke sales are currently made under long-term contracts with ArcelorMittal, U.S. Steel and AK Steel. We expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. If any one or more of these customers were to significantly reduce its purchases of coke from us without a make-whole payment, or default on its agreements with us, or fail to renew or terminate its agreements with us, or if we were unable to sell coke to any one or more of these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position and results of operations could be materially and adversely affected.
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
From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke, steam, and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke, steam, or electricity from us under long-term agreements. In addition, declarations of bankruptcy by customers can result in changes in our contracts with less favorable terms. If any one or more of these customers were to become financially distressed and unable to pay us, significantly reduce their purchases of coke, steam, or electricity from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance, or results of operations may be materially and adversely affected.
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
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility, are subject to early termination by AK Steel under certain circumstances and any such termination could have a material adverse effect on our business. The Haverhill coke sales agreement with AK Steel expires on January 1, 2022, with two automatic, successive five-year renewal periods. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. The coke sales agreement may be terminated by AK Steel at any time on or after January 1, 2014 upon two years' prior written notice if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky (the Ashland Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity.
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
The Vitória cokemaking facility is owned ArcelorMittal Brasil, S.A. We earn income from the Vitória, Brazil operations through licensing and operating fees earned at the Brazilian cokemaking facility payable to us under long-term agreements with ArcelorMittal Brasil, S.A. These revenues depend on continuing operations and, in some cases, certain minimum production levels being achieved at the Vitória cokemaking facility. In the past, the Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change monetary, taxation, credit, tariff and other policies to influence Brazil’s economy in the future. If the operations at Vitória cokemaking facility are interrupted or if certain minimum production levels are not achieved, we will not be able to earn the same licensing and operating fees as we are currently earning, which could have an adverse effect on our financial position, results of operations and cash flows.
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
All of the metallurgical coal used to produce coke at our cokemaking facilities, is purchased from third-parties under one-year contracts, except for the Jewell facility, which purchases substantial portion of its metallurgical coal under a five-year contract with prices reset annually. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that we will be able to supply these facilities without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. The failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations if we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources.
At our Granite City and Haverhill cokemaking facilities, we rely on third-parties to mix coals that we have purchased into coal mixes that we use to produce coke. We have entered into long-term agreements with coal mixing service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal mixing services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
               Our future success will depend in part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The degree of future protection for our proprietary rights is uncertain. We rely on patents to protect a significant part our intellectual property portfolio and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that have been issued to us or our subsidiaries or that may be issued to us in the future may not be sufficiently broad to prevent third parties from using cokemaking technologies and heat recovery processes similar to ours. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the United States. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive may be materially impaired.
Risks Related to Our Coal Logistics Business
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers, and the loss of these customers, or any failure by them to perform under their contracts with us, could adversely affect the results of operations and cash flows of our coal logistics business.
The financial performance of our coal logistics business is substantially dependent upon a limited number of customers. The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition, and/or our ability to make cash distributions at currently anticipated levels. For example, a significant portion of our revenues and cash flows from CMT are derived from long-term take-or-pay contracts with Foresight Energy LP and Murray American Coal. These agreements require such customers either to purchase all of our contracted coal handling services or to pay the contract prices for the coal handling services they do not accept. We expect these two customers to continue to account for a significant portion of the revenues of our coal logistics business for the foreseeable future.  If either or both of these customers were to significantly reduce its purchases of coal terminalling, mixing or transportation services from us, or to default on their agreements with us, or fail to renew or terminate their agreements with us, or if we were unable to sell such coal logistics services to these customers on terms as favorable to us as the terms under our current agreements, the cash flows and results of our coal logistics operations could be materially and adversely affected.  We also are exposed to the credit risk of these customers, and any significant unanticipated deterioration of their creditworthiness and resulting increase in nonpayment or nonperformance by them could have a material adverse effect on the cash flows and/or results of our coal logistics operations.
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

The Partnership's CMT is impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
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
Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as reclamation costs, federal and state workers’ compensation costs and other obligations. Surety bond issuers and holders may not continue to renew the bonds or may demand higher fees, additional collateral, including letters of credit, or other terms less favorable to us upon renewals. We are also subject to increases in the amount of surety bonds required by the Surface Mining Control and Reclamation Act and other federal and state laws as these laws, or interpretations of these laws, change. Because we are required by state and federal law to have these bonds in place before activities at our coal logistics operations can commence or continue, our failure to maintain (or inability to acquire) these bonds would have a material and adverse impact on us. That failure could result from a variety of factors, including: lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of future indebtedness; our inability to meet certain financial tests with respect to a portion of the reclamation bonds; and the exercise by third-party surety bond issuers of their right to refuse to renew, or to issue, new bonds.
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

The geographic location of the Convent Marine Terminal could expose the Partnership to potential significant liabilities, including operational hazards and unforeseen business interruptions, that could substantially and adversely affect the Partnership’s future financial performance.
The Partnership’s Convent Marine Terminal is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. If any of these events were to occur, the Partnership could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

Risks Related to Our Legacy Coal Mining Business
Our former coal mining operations were subject to governmental regulations pertaining to employee health and safety and mandated benefits for retired coal miners. Following the divestiture of our coal mining operations, compliance with such regulations has continued to impose significant costs on our business.
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these requirements has continued to impose significant costs on us. As a former coal mine operator, federal law required us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2016, our liabilities for coal workers’ black lung benefits totaled approximately $50.2 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
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
Risks Related to Our Master Limited Partnership
There can be no assurance that our proposed acquisition of all the outstanding common units of the Partnership that we do not already own will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed.
On October 31, 2016, we announced that we had submitted a proposal to the Board of Directors of the general partner of the Partnership regarding the Simplification Transaction, pursuant to which we proposed to acquire all of the Partnership’s common units that we do not already own. Under the terms of the proposal, Partnership common unitholders would receive approximately 1.65 new shares of our common stock for each Partnership common unit.
The proposal was made to the Board of Directors of the Partnership’s general partner, which is an indirect wholly owned subsidiary of ours, and the Board of Directors of the Partnership’s general partner has delegated the authority to review and evaluate the proposal to its Conflicts Committee. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of the Partnership’s general partner, is considering the proposal pursuant to applicable procedures established in the Partnership’s partnership agreement and the Conflicts Committee’s charter. The Simplification Transaction is subject to the negotiation and execution of a mutually acceptable agreement and plan of merger, which would provide the definitive terms of the transaction. The closing of the Simplification Transaction also is conditioned upon customary regulatory approvals. If an agreement is reached and definitive terms ultimately are approved by our Board of Directors and that of the Partnership’s general partner, the transaction also will require approval by a majority of votes cast by our shareholders at a meeting, and approval by a majority of the Partnership’s outstanding common units, including the common units held by our affiliates. Through our affiliates, we own approximately 53.9 percent of the Partnership’s outstanding common units, which we intend to vote in favor of the Simplification Transaction.
We cannot predict whether the terms of the Simplification Transaction will be agreed upon by our Board of Directors and the Conflicts Committee or whether any such transaction would be approved by our shareholders. We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from those that we originally proposed. Any decrease in the market prices of our common stock would result in a corresponding proportional decrease in the value of the common stock that the Partnership’s unitholders would receive in the event the Simplification Transaction were consummated on the terms proposed. In addition, any changes in the market prices of our common stock or the Partnership’s common units could affect whether our Board of Directors, the Conflicts Committee, and our shareholders ultimately approve the proposed transaction, or if such approval is granted, the terms on which the proposed transaction is approved.
If the Simplification Transaction does not occur, then our strategic options may be limited and, as a result, our business prospects may be negatively affected. If a transaction is not agreed upon, approved and consummated for any reason, we may be subject to a number of other risks, including the following:

•
the current market price of our common stock and of the common units of the Partnership may be adversely affected and a failure to agree upon, approve and consummate a transaction could result in negative publicity or a negative impression of us or of the Partnership in the investment community, and in turn cause a decline in the market price of our shares and the Partnership’s common units.

•	our shareholders may not realize the potential benefits from the Simplification Transaction.
There may be substantial disruption to our business and distraction of our management and employees as a result of the Simplification Transaction, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Simplification Transaction may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
In addition, the uncertainty surrounding whether or when the Simplification Transaction will occur and other aspects of such a transaction, may adversely affect our ability to attract and retain qualified personnel. The uncertainty relating to the possibility of the Simplification Transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among management and/or other employees or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.
We own a significant equity interest in the Partnership.
We own the general partner of the Partnership, which holds a 2 percent ownership interest and IDRs, and we currently own a 53.9 percent interest, in the Partnership. The Partnership holds a 98 percent interest in each of three entities that own our Haverhill, Ohio, Middletown, Ohio, and Granite City, Illinois cokemaking facilities and related assets. The Partnership also owns coal terminals and related assets that provide coal handling and mixing services in Louisiana and West Virginia. All of the Partnership’s coke sales, and certain of its coal logistics services, are made pursuant to long-term, take-or-pay agreements, and our financial statements include the consolidated results of the Partnership. The Partnership is subject to operating and regulatory risks which are substantially similar to our own. The occurrence of any of these risks could directly or indirectly affect the Partnership’s, as well as our, financial condition, results of operations and cash flows as the Partnership is a consolidated subsidiary. For additional information about the Partnership, see “Cokemaking Operations” and “Formation of a Master Limited Partnership” in Business and Management’s Discussion and Analysis of Financial Condition and Operating Results (Items 1 and 7), respectively.
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
The value of our investment in the Partnership depends on the Partnership's status as a partnership for federal income tax purposes, as well as the Partnership not being subject to a material amount of entity-level taxation by individual states. The Internal Revenue Service (“IRS”) has issued final regulations which would result in the Partnership being treated as a corporation for federal income tax purposes and subject to entity-level taxation beginning January 1, 2028. In addition, the IRS may challenge the Partnership’s status as a partnership for federal income tax purposes from the time of the Partnership's initial public offering. If the IRS were to treat the Partnership as a corporation for federal income tax purposes or the Partnership were to become subject to material additional amounts of entity-level taxation for state tax purposes, then the value of our investment in the Partnership could be substantially reduced.
The anticipated after-tax economic benefit of our investment in the Partnership depends largely on the Partnership being treated as a partnership for federal income tax purposes. Despite the fact that the Partnership is organized as a limited partnership under Delaware law, the Partnership would be treated as a corporation for federal income tax purposes unless more than 90 percent of its income is from certain specified sources (the “Qualifying Income Exception”) under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”).
On January 19, 2017, the IRS and the US Department of Treasury issued qualifying income regulations (the “Final Regulations”) regarding the Qualifying Income Exception.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning on or after January 19, 2017.  Under the Final Regulations, the Partnership’s cokemaking operations have been excluded from the definition of qualifying income activities, subject to a ten-year transition period.  As a result, the following consequences might ensue:

•
If the Partnership’s income from cokemaking operations “was qualified income under the statute as reasonably interpreted prior to May 6, 2015,” then the Partnership will have a transition period ending on December 31, 2027, during which it can treat income from its existing cokemaking activities as qualifying income. The Partnership’s transitional status during this period is likely to impair the growth prospects of the Partnership, and we do not expect that the Partnership would acquire additional cokemaking operations from third parties or from us without receipt of an IRS private letter ruling confirming the availability of the transition period as applied to the income from such an acquisition.

•
The IRS might challenge treatment by the Partnership of income from its cokemaking operations as qualifying income by asserting that such treatment did not rely upon a reasonable interpretation of the statute prior to May 6, 2015. If so, nothing would preclude the IRS from challenging the Partnership’s status as a partnership for federal income tax purposes from the time of the Partnership’s initial public offering.  If this challenge were to occur and prevail, (i) the Partnership would be taxed retroactively as if it were a corporation at federal and state tax rates, likely resulting in a material amount of taxable income and taxes in certain open years, (ii) historical and future distributions would generally be taxed again as corporate distributions and (iii) no income, gains, losses, deductions or credits recognized by the Partnership would flow to unitholders of the Partnership. This would result in a material reduction in the Partnership’s cash flow and after-tax return to the Partnership’s unitholders and the recording of an income tax provision and a reduction in net income.

If, notwithstanding our confidence regarding the Partnership’s eligibility to use the transition period based on the Partnership’s belief and a legal opinion from outside counsel, the IRS were to challenge the Partnership’s eligibility to qualify for the transition period or the Partnership’s position that it has satisfied the Qualifying Income Exception from the time of its IPO, the Partnership would vigorously disagree with such a challenge, although we can provide no assurance of the Partnership’s likelihood of, or costs associated with, prevailing. For more information, see “Management’s Discussion and Analysis-Final Regulations”.
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

The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, as discussed above, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect the Partnership’s ability to continue to qualify as a publicly traded partnership.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own the following real property:

•
Approximately 66 acres in Vansant (Buchanan County), Virginia, on which the Jewell cokemaking facility is located, along with an additional approximately 1,675 acres including the offices, warehouse and support buildings for our Jewell coal and coke affiliates located in Buchanan County, Virginia, as well as other general property holdings and unoccupied land in Buchanan County, Virginia and McDowell County, West Virginia.

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

•
Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has one coal terminal and one liquids terminal for its coal mixing and/or handling services along the Ohio and Big Sandy Rivers.

•	Approximately 174 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
We lease the following real property:

•
Approximately 88 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and/or mixing facilities that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone.

•	Approximately 22 acres of land located in Buchanan County, Virginia, on which one of our coal handling terminals is located.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia, on which KRT has a coal terminal for its coal mixing and/or handling services along the Kanawha River.

•	Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.
While the Company completed the disposal of its coal mining business in April 2016, we continue to lease small parcels of land, mineral rights and coal mining rights for approximately 35 thousand acres of land in Buchanan and Russell Counties, Virginia. Substantially all of the leases are “life of mine” agreements that extend our mining rights until all reserves have been recovered. These leases convey mining rights to us in exchange for payment of certain royalties and/or fixed fees.

Item 3.	Legal Proceedings
The information presented in Note 15 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2016.

Item 4.	Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, certain retained coal mining assets remain subject to Mine Safety and Health Administration ("MSHA") regulatory purview and the Company continues to own certain coal logistics assets that are also regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock have been trading under the stock trading symbol “SXC” on the New York Stock Exchange since July 21, 2011. The table below provides quarterly price ranges of our common stock for the two most recent fiscal years, based on the high and low prices from intraday trades.

	2016		2015
	High	Low	High	Low
First quarter	$6.63	$2.05	$19.56	$14.38
Second quarter	$8.19	$5.14	$17.96	$12.78
Third quarter	$8.20	$5.52	$13.52	$7.66
Fourth quarter	$13.14	$7.23	$10.09	$2.82

Performance Graph
The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 is a broad equity market index comprised of companies of between $400 million and $1.8 billion. The Company is a part of this index. The Dow Jones U.S. Iron & Steel index is comprised of both U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. In addition, we have coal logistics operations. Accordingly, we believe the Dow Jones U.S. Iron & Steel index is appropriate for comparison purposes.

Holders
As of February 10, 2017, we had a total of 71,707,304 issued shares and 64,229,647 outstanding shares of our common stock and had 12,428 holders of record of our common stock.
Dividends
In order to maintain flexibility and liquidity, our Board of Directors suspended the Company's dividend in 2016. Any future dividend or share repurchase plans are on hold pending the completion of the proposed Simplification Transaction discussed in Note 1 to our consolidated financial statements and will depend on business conditions, our financial condition, liquidity and capital requirements, covenants in our debt agreements and other factors.
Our Board of Directors declared the following dividends payable in 2015:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 19, 2015	March 5, 2015	$0.0585	March 26, 2015
April 20, 2015	May 5, 2015	$0.0750	June 10, 2015
July 16, 2015	August 19, 2015	$0.1500	September 10, 2015
October 9, 2015	November 18, 2015	$0.1500	December 7, 2015
Partnership's Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At December 31, 2016, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during 2016.
Company's Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. At December 31, 2016 there was $39.4 million available under the authorized share repurchase program.

Item 6.	Selected Financial Data
The following table presents summary consolidated operating results and other information of SunCoke Energy and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016(1)	2015(1)	2014	2013	2012
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,223.3	$1,362.7	$1,503.8	$1,647.7	$1,914.1
Operating income (loss)(2)	$96.6	$79.8	$(62.4)	$111.3	$173.7
Net income (loss)(2)(3)	$59.5	10.3	$(101.8)	$50.1	$102.5
Income (loss) attributable to SunCoke Energy, Inc.(4)	$14.4	$(22.0)	$(126.1)	$25.0	$98.8
Earnings (loss) attributable to SunCoke Energy, Inc. per common share
Basic	$0.22	$(0.34)	$(1.83)	$0.36	$1.41
Diluted	$0.22	$(0.34)	$(1.83)	$0.36	$1.40
Dividends paid per share	$—	$0.4335	$0.0585	$—	$—
Other Information:
Total assets	$2,120.9	$2,255.5	$1,959.7	$2,213.3	$1,992.1
Long-term debt	$849.2	$997.7	$633.5	$630.1	$703.8

(1)
The results of CMT have been included in the combined and consolidated financial statements since it was acquired on August 12, 2015. CMT added combined assets of $411.7 million and $426.1 million at December 31, 2016 and 2015, respectively. During 2016 and 2015, CMT contributed revenues of $62.7 million and $28.6 million, as well as operating income of $46.5 million and $18.4 million, respectively.

(2)
In April 2016, the Company recorded losses related to the divestiture of its coal mining business to Revelation Energy, LLC of $14.7 million, which included a $10.7 million asset impairment charge and transaction-related costs of $1.1 million. During 2014, we recorded total impairment charges related to the Coal Mining business of $150.3 million, which included both long-lived asset and goodwill impairment charges.

(3)
During 2015 and 2014, we recorded other-than-temporary impairment charges on our investment in VISA SunCoke of $19.4 million and $30.5 million, respectively. The 2015 impairment charges brought our investment in VISA SunCoke to zero.

(4)
On January 13, 2015 and on August 12, 2015 the Partnership acquired ownership interests in the Company's Granite City cokemaking facility of 75 percent and 23 percent, respectively. Additionally, on January 24, 2013, in conjunction with the Partnership's IPO, and on May 9, 2014, the Partnership acquired ownership interests in each of the Company's Haverhill and Middletown cokemaking facilities of 65 percent and 33 percent, respectively.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 21 to our Consolidated Financial Statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2016 Overview
Our consolidated results of operations were as follows:

	Years Ended December 31,
	2016	2015	Increase
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy, Inc.	$14.4	$(22.0)	$36.4
Net cash provided by operating activities	$219.1	$141.1	$78.0
Adjusted EBITDA	$217.0	$185.4	$31.6
During 2016, the Company's strategies and accomplishments were as follows:

•	Achieved financial objectives and strengthened our balance sheet;

•	Managed through challenging market conditions;

•	Delivered operational excellence; and

•	Progressed towards stabilizing our Indiana Harbor cokemaking operations.
Achieved financial objectives and strengthened our balance sheet
In 2016,     we delivered solid consolidated Adjusted EBITDA of $217.0 million, within our guidance range of $210 million to $235 million. Additionally, we generated strong operating cash flows of $219.1 million, well above our guidance of $150 million to $170 million, driven largely by coal inventory management and lower coal prices.
Entering 2016, the Partnership anticipated utilizing excess liquidity of at least $60 million to meaningfully de-lever the Partnership's balance sheet in 2016. During the year, together with Partnership, we reduced total consolidated debt outstanding by approximately $145 million, including repurchases of approximately $90 million of the Partnership’s Notes for approximately $65 million of cash. Additionally, during 2016, the Company repaid $60.4 million on the Revolving Facility. As a result, we reduced our total Gross Debt / Adjusted EBITDA leverage to 3.95x.
Managed through challenging market conditions
In 2016, we successfully managed through various market challenges, including those in the coal and steel industries as well as the broader industrial and energy markets as a whole.
In recent years, our steel customers have been challenged on lower prices driven in part by unfairly traded imports and the strong U.S. dollar. As a result, in late 2015, United States Steel Corporation ("U.S. Steel") and AK Steel Holding Corporation ("AK Steel") idled their Granite City and Ashland blast furnace operations, respectively. We reduced production at our Haverhill II facility by 75 thousand tons, for which we were made whole by AK Steel under our take-or-pay contract. We also shifted production levels at our Granite City facility to the second half of the year to accommodate U.S. Steel's needs. Neither of these actions impacted earnings from these facilities or our annual consolidated Adjusted EBITDA.

During 2016, our Coal Logistics' export coal customers faced global headwinds of oversupply and a strong U.S. dollar. The Argus/McCloskey's Coal Price Index report ("API2 index price"), the benchmark price used for U.S. thermal coal exports to Europe, fell to multi-year lows, challenging the profitability of our customers' coal exports. As a result, we reached an agreement with Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), our two primary CMT customers, to provide certain volume-based incentives, in the form of ancillary revenue rebates, in exchange for a limited one-year contract extension. These rebates, which phase out as API2 index prices rise, are only in place for 2016 and 2017, and are intended to provide incentives to our customers to ship more coal through Convent Marine Terminal ("CMT") during periods of low API2 index prices. By late 2016, the API2 index price had rebounded, resulting in the elimination of the new rebate incentive should prices stay at or above the year end level. The improvement in the API2 index price also improved the profitability of our customers' coal exports and resulted in a significant increase in volumes through CMT during the fourth quarter 2016. Our Coal Logistics' domestic coal customers were also challenged with lower coal prices throughout most of 2016 as well as mild weather conditions, driving down volumes across the segment. We responded by aggressively managing costs, primarily at Kanawha River Terminals, LLC ("KRT"), to partially mitigate the impacts of these lower volumes.
The domestic metallurgical coal markets remained challenged during early 2016 as the drastic and sustained decline in coal prices led to several coal producers filing for Chapter 11 bankruptcy protection. Despite our own diligent efforts to reduce costs by rationalizing our mining footprint, this challenged environment was likely to prevent us from generating positive cash flow from our mining operations for the foreseeable future. As a result, we divested our Coal Mining business in April 2016 and entered into a coal supply agreement whereby the buyer, Revelation Energy, LLC ("Revelation"), will supply approximately 300,000 tons of coal to our Jewell cokemaking facility annually for five years at a market rate. The delivered cost, as compared to alternative coal sources, is favorable due to the proximity of the Jewell cokemaking facility to the mines. We believe this divestiture will improve our long-term cash flow and allow us to focus on our core cokemaking and coal logistics businesses.
While conditions across the coal and steel industries have significantly improved in the second half of 2016, we are committed to remaining flexible and responsive to the evolving industry landscape.
Delivered operational excellence
Despite facing challenging headwinds upon entering 2016, we remained committed to delivering strong performance across our operations and achieved consolidated Adjusted EBITDA of $217.0 million. We also remained committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations, and in 2016, we again achieved top-tier safety ratings in our coke and coal logistics operations.
Domestic Coke performance contributed Adjusted EBITDA results of $193.9 million, reflecting approximately 4 million tons of coke sales and Adjusted EBITDA of approximately $49 per ton during 2016, in line with our revised guidance of $48 to $53 per ton. Sales tons reflect our agreement to reduce production at our Haverhill facility by 75 thousand tons, for which we were made whole by AK Steel. Results for 2016 also reflect record performance at our Middletown facility. Despite below-target production, our Indiana Harbor cokemaking facility's Adjusted EBITDA improved by approximately $4 million in 2016, reflecting our success in controlling costs.
Our Coal Logistics segment delivered Adjusted EBITDA of $63.9 million and was impacted by lower than anticipated throughput tons across the segment. CMT contributed $50.5 million, within our guidance of $50 million to $55 million, reflecting the strength of its take-or-pay contracts.
The disposal of our coal mining business mitigated continued losses in the business, resulting in Adjusted EBITDA losses of $6.0 million versus our 2016 guidance of losses of approximately $20 million.
Progressed towards stabilizing our Indiana Harbor cokemaking operations
Through an engineering study in prior years, we identified major refurbishment work that was necessary to preserve the production capacity of our Indiana Harbor facility.  We completed the resulting refurbishment project in the first half of 2014.  While the original refurbishment improved overall plant condition, further work remained to stabilize plant performance.
Beginning in 2015, we implemented an initiative to rebuild oven interiors using a comprehensive, holistic approach.  In 2016, we continued improvement efforts and evaluate the performance of the rebuilt ovens with the overall goal of stabilizing daily production and increasing efficiency. In total, we have implemented our holistic oven rebuild approach on approximately one third of the entire Indiana Harbor facility in 2015 and 2016 and expect the project to continue through 2018.

To date, the rebuilt ovens have continued to produce stable results, including sustained performance in charge weights and coking times.  However, despite the improved performance of our rebuilt ovens, we continue to experience operational disruptions, driven primarily by higher-than-expected oven degradation across the non-rebuilt ovens.  We will continue to monitor the progress of all ovens and implement lessons learned into the rebuilds, including the oven rebuilds we intend to complete in 2017 and 2018, to address critical oven conditions and combat this degradation. By the end of 2018 we expect approximately half of the facility's ovens will be rebuilt.
In 2016, Adjusted EBITDA and production levels at our Indiana Harbor facility fell short of expectations, resulting in an Adjusted EBITDA loss of approximately $3 million versus our original guidance of earning Adjusted EBITDA of $3 million to $13 million. These results reflect an acceleration of our oven rebuild plan, substantially increasing the number of ovens rebuilt in 2016, as well as expanded scope of the rebuild work performed, which resulted higher than anticipated expenses as well as below target production.
Additionally, in 2016, we chartered a cross-functional team to lead cost control initiatives at the facility. Our Indiana Harbor facility continues to benefit from our cost management efforts, which have netted us more than $13 million in operating and maintenance savings throughout 2016, offsetting lower production levels and driving a net Adjusted EBITDA improvement of approximately $4 million over 2015 results. We remain committed to operating with a significant focus and discipline on operating and maintenance costs.
Our Focus and Outlook for 2017
In 2017, we expect to deliver consolidated Adjusted EBITDA of $220 million to $235 million. Our primary focus will be to:

•	Deliver operational excellence and optimize our asset base;

•	Execute further oven rebuilds at our Indiana Harbor cokemaking operations;

•	Complete the proposed Simplification Transaction; and

•	Accomplish our 2017 financial objectives.
Deliver operational excellence and optimize our asset base
Our customers experienced improving market conditions in the latter half of 2016, with steel and coal markets showing increased pricing and higher coal utilization rates. In 2017, we will remain committed to working with our existing customers, as well as potential new customers, in a continuing effort to fully utilize our existing cokemaking and coal logistics capacity.
We anticipate that our Domestic Coke segment will produce 3.9 million tons of coke during 2017 and achieve Adjusted EBITDA of approximately $46 to $49 per ton based on expected solid ongoing operations across the fleet. Excluding our Indiana Harbor facility and the impact of the continued 75 thousand ton turn down at our Haverhill II facility, for which we will again be made whole by AK Steel, we expect our Domestic Coke fleet will deliver contract maximum volumes to our take-or-pay customers. We expect the increase in metallurgical coal prices will result in a higher yield gains across our domestic coke fleet. Finally, while we do not anticipate incremental spot sales during the year, we remain positioned to deliver spot tons to the market should coke demand rise throughout 2017.
We believe our Coal Logistics assets are well positioned to further serve the thermal and metallurgical coal markets as these industries continue to recover, and we expect year-over-year improvement in Adjusted EBITDA. In 2017, we expect Adjusted EBITDA of approximately $67 million to $72 million, up from $63.9 million in 2016. Our CMT export facility is uniquely positioned to serve customers via direct rail access and has the ability to load multi-category vessels with a new, state-of-the-art ship loader. Given the recent significant improvement in API2 index prices, we expect CMT will handle approximately 8 million tons of coal in 2017 on behalf of our two long-term, take-or-pay customers, Foresight Energy and Murray Energy, an improvement of approximately 4 million tons versus 2016. We expect merchant volumes at CMT will continue in 2017, and we will continue to seek additional opportunities to optimize the facility by securing additional merchant business. Additionally, at our remaining coal logistics terminals, we anticipate continued volume recovery due to the recent strengthening of domestic coal fundamentals.
We remain committed to maintaining a safe work environment and ensuring compliance with applicable laws and regulations.

Execute further oven rebuilds at our Indiana Harbor cokemaking operations
In 2017, we will remain focused on stabilizing our Indiana Harbor plant and improving its operating and financial performance. To date we have executed a total of 86 rebuilds under our holistic oven rebuild initiative, which began in 2015, and we intend to rebuild an additional 53 ovens in 2017. We anticipate these rebuilds will cost approximately $26 million, including capital expenditures of approximately $20 million, in 2017. Additionally, in 2017, we expect to spend approximately $5 million of expense to incorporate lessons learned during the rebuilds completed in 2016 into the ovens rebuilt in 2015. We expect to complete the rebuild initiative and return our Indiana Harbor facility's operations to profitability in 2018.
While we expect this initiative will improve the long-term stability of the facility, we expect overall production in 2017 to remain at approximately 900 thousand tons. We also expect increased operations and maintenance expense in 2017 as ovens are taken out of service to complete the necessary rebuilds. Therefore, our consolidated Adjusted EBITDA guidance assumes a loss of approximately $13 million at our Indiana Harbor facility in 2017.
Complete the proposed Simplification Transaction
On October 31, 2016, the Company announced that it had submitted a proposal to the Board of Directors of the general partner of the Partnership to acquire all of the Partnership’s common units not already owned by the Company ("Simplification Transaction"). The proposed transaction is to be structured as a merger of the Partnership with a wholly-owned subsidiary of the Company, and is subject to the negotiation and execution of definitive documents and approval of our Board of Directors and the Conflicts Committee of the Partnership's Board of Directors. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of the Partnership’s general partner, is considering the proposal pursuant to applicable procedures established in the Partnership’s partnership agreement and the Conflicts Committee’s charter. The transaction also will require majority approval of our common stockholders. We own the majority of the Partnership's common units and intend to vote in favor of the transaction. The proposed Simplification Transaction is also conditioned upon receipt of customary regulatory approvals.
Successful completion of this transaction will result in enhanced financial flexibility for the consolidated enterprise, including the ability to establish a sustainable dividend, further de-lever the balance sheet at an accelerated pace and fund growth. Additionally, the consolidated enterprise will have greater flexibility to pursue accretive mergers and acquisitions and/or organic growth projects as targets will no longer be limited to those producing qualifying income. This will expand our growth opportunities to various customer and product adjacencies where SunCoke can add value to an acquisition or greenfield project immediately. To the extent that there are attractive bolt-on opportunities in coke and coal logistics, we will look to continue to extend and grow these two platforms. Finally, to the extent we have excess cash, we may return additional capital to shareholders.
Subsequent to the Company proposal for the Simplification Transaction, in January 2017, the Internal Revenue Service announced its decision to exclude cokemaking as a qualifying income generating activity. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. See "Part I. Item 1. Business" for further discussion of this regulation.
Accomplish our 2017 financial objectives
In 2017, we will remain focused on accomplishing our financial objectives and expect to deliver consolidated Adjusted EBITDA of between $220 million and $235 million. This increase reflects higher Coal Logistics volumes, a full-year of savings from the coal mining divestiture and benefits from a cost rationalization exercise we completed in 2016, in which we partnered with third-party experts to complete a full review of our operational and administrative costs. As a result of this exercise, we identified approximately $10 million in total savings, from which we expect to derive approximately $7 million in annual benefits to Adjusted EBITDA beginning in 2017. These benefits are expected to be offset partially by lower results at our Indiana Harbor facility results due to planned oven rebuilds throughout the year and expected Middletown facility performance at contract levels as compared to its record performance in 2016. We enter 2017 in a significantly improved, but continuously challenged market, and we remain focused on executing on our commitments to shareholders by achieving these full-year financial targets.

Items Impacting Comparability
•Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. CMT results in periods presented were as follows:

	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Total revenues	$62.7	$28.6
Cost of products sold and operating expenses(1)	1.3	4.7
Depreciation and amortization expense	14.8	5.4
Adjusted EBITDA	50.5	20.6

(1)	Includes $10.1 million of favorable fair value adjustment to our contingent consideration liability in 2016.

•
Debt Activities. During 2016, debt balances decreased approximately $145 million, driven primarily by the Partnership's repurchase of approximately $85 million of Partnership Notes as well as repayments on both our and the Partnership's Revolver. During 2015, debt balances increased approximately $365 million in connection with the acquisition of CMT and the Granite City dropdowns discussed below, net of the Partnership's repurchase of approximately $48 million of Partnership Notes. Significant comparability impacts of these debt activities are discussed below:

◦
Gains and Losses on Extinguishment of Debt. Gain on extinguishment of debt was $25.0 million for the year ended December 31, 2016 and the net loss on extinguishment of debt was $0.5 million and $15.4 million for the years ended December 31, 2015 and 2014, respectively. The redemption of Partnership Notes resulted in gains on extinguishment of debt of $25.0 million and $12.1 million in 2016 and 2015, respectively.  The Partnership’s gain on de-levering activities in 2015 was offset by losses on debt extinguishment of $12.6 million associated with the debt activities related to the Granite City dropdown and the Company's redemption of $60.4 million of Notes. In 2014, debt activities associated with the dropdown of additional interest in our Haverhill and Middletown facilities generated a loss on extinguishment of debt of $15.4 million.

◦
Interest Expense, net. Interest expense, net was $53.5 million, $56.2 million and $47.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Debt activities throughout 2016, 2015 and 2014 resulted in weighted average debt balances of $920.2 million, $819.6 million and $661.5 million, respectively.  Higher average debt balances in 2016 were the result of a full year of debt outstanding in connection with the acquisition of CMT and dropdowns of Granite City in 2015, partially offset by de-levering activities.  The decrease in interest expense, net in 2016 was the result of the higher average debt balance, more than offset by favorable interest rates on new debt as compared to rates on debt repurchased.  The increase in interest expense, net in 2015 was the result of the higher debt balances discussed above.

•
Redemption of Investment in Brazilian Cokemaking Operations. On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment") for consideration of $41.0 million, an amount equal to our carrying value of the investment. The Company received $20.5 million in cash at closing and will receive the remaining $20.5 million in cash, plus interest at an annual interest rate of 3 percent, in the second quarter of 2017. With the redemption of the Brazil Investment, the Company will no longer receive the $9.5 million annual preferred dividend. Additionally, in 2016, SunCoke added certain new patents to its existing intellectual property licensing agreement for which SunCoke will earn an incremental $5.1 million in annual licensing fees through 2023. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Overall, these transactions resulted in a near term redemption of the investment and a reduction of $4.4 million to total revenues and Adjusted EBITDA in 2016 and each subsequent year through the end of the contract.

•
Loss on Divestiture of Business and Impairments. In April 2016, the Company completed the disposal of its coal mining business, included in the Coal Mining segment, to Revelation who assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized losses associated with this divestiture of $14.7 million. The divestiture of the business improved Adjusted EBITDA results $8.4 million in 2016 as compared to 2015. In 2014, we recorded total impairment charges related to our former coal mining business of $150.3 million, or $92.2 million net of tax. See "Part 1. Item 1. Business" and Note 5 and Note 20 to the consolidated financial statements.

•
Black Lung Obligation. The Company recognized expense of $8.1 million, $9.8 million and $14.3 million during 2016, 2015 and 2014, respectively, in connection with our black lung obligation. In prior years, this expense was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations. However, with the divestiture of our coal mining business in 2016, the Company's operations no longer include the coal mining activities giving rise to our black lung liability. Therefore, black lung expense in 2016 was recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.

•
Haverhill Energy Arrangement. Prior to the second quarter of 2015, Haverhill I facility sold steam to Haverhill Chemicals LLC ("Haverhill Chemicals"), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code during 2015. Beginning in the fourth quarter of 2015, Haverhill I provided steam, at no cost, to Altivia Petrochemicals, LLC ("Altivia"), which purchased the facility from Haverhill Chemicals. While the Partnership is not currently generating revenues from providing steam to Altivia, the current arrangement, which may be renegotiated beginning in 2018, mitigates costs associated with disposing of steam. The absence of steam sales to Haverhill Chemicals resulted in lower energy revenues of $2.6 million and $4.9 million in 2016 and 2015, respectively, as compared to the prior year periods. The net impact of lower energy revenues and incremental operating and maintenance costs incurred in 2015 prior to our arrangement with Altivia decreased Adjusted EBITDA $1.1 million and $6.4 million in 2016 and 2015, respectively, as compared to the prior year periods.

•
Severance. In 2016, 2015, and 2014, we reduced the workforce in our corporate office and incurred total charges of $0.3 million, $4.1 million and $1.4 million, respectively, in Corporate and Other. The 2015 and 2014 reduction in workforce at our corporate office provided savings of approximately $4.1 million in 2015 compared to 2014 and additional savings of $1.3 million in 2016 compared to 2015.

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

•
Dropdowns. On May 9, 2014, we contributed an additional 33 percent interest in the Haverhill and Middletown cokemaking facilities to the Partnership ("Haverhill and Middletown Dropdown"). During 2015, we contributed 98 percent interest in Granite City to the Partnership, 75 percent of which was contributed on January 13, 2015 ("Granite City Dropdown") and 23 percent of which was contributed on August 12, 2015 ("Granite City Supplemental Dropdown"). Significant comparability impacts of the dropdowns are discussed below:

◦
Financing. As a part of the Granite City Dropdown and the Haverhill and Middletown Dropdown, the Partnership assumed and repaid $135.0 million and $160.0 million of the Company's senior notes, respectively, resulting in losses on extinguishment of debt of $9.4 million in 2015 and $15.4 million in 2014.

◦
Noncontrolling Interest. Net income attributable to noncontrolling interest includes the common public unitholders’ interest in the Partnership. The Granite City dropdowns and the Haverhill and Middletown Dropdown resulted in higher noncontrolling interest for SunCoke's decreased ownership in our Haverhill, Middletown and Granite City cokemaking facilities.

•
Pension Plan Termination. Effective May 30, 2014, Dominion Coal Corporation ("Dominion Coal"), a wholly-owned subsidiary of the Company, terminated its defined benefit plan, which was previously offered generally to all full-time employees of Dominion Coal. In June 2015, the plan settled its obligations by purchasing annuities using plan assets, which triggered settlement accounting and resulted in a non-cash loss of

$12.6 million recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations.

•
India Equity Method Investment. As a result of market conditions, we recorded impairment charges of $19.4 million and $30.5 million related to our equity method investment in VISA SunCoke during 2015 and 2014, respectively, included in loss from equity method investment on the Consolidated Statements of Operations. The 2015 impairment brought our investment in VISA SunCoke to zero, and consequently, we no longer include our share of VISA SunCoke in our financial results. See Note 20 to our consolidated financial statements.

Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,222.2	$1,351.3	$1,490.7	$(129.1)	$(139.4)
Other income, net	1.1	11.4	13.1	(10.3)	(1.7)
Total revenues	1,223.3	1,362.7	1,503.8	(139.4)	(141.1)
Costs and operating expenses
Cost of products sold and operating expenses	906.5	1,098.4	1,212.9	(191.9)	(114.5)
Selling, general and administrative expenses	91.3	75.4	96.7	15.9	(21.3)
Depreciation and amortization expense	114.2	109.1	106.3	5.1	2.8
Loss on divestiture of business and impairments(1)	14.7	—	150.3	14.7	(150.3)
Total costs and operating expenses	1,126.7	1,282.9	1,566.2	(156.2)	(283.3)
Operating income (loss)	96.6	79.8	(62.4)	16.8	142.2
Interest expense, net(1)	53.5	56.2	47.8	(2.7)	8.4
(Gain) loss on extinguishment of debt, net(1)	(25.0)	0.5	15.4	(25.5)	(14.9)
Income (loss) before income tax expense (benefit) and loss from equity method investment	68.1	23.1	(125.6)	45.0	148.7
Income tax expense (benefit)	8.6	(8.8)	(58.8)	17.4	(50.0)
Loss from equity method investment	—	21.6	35.0	(21.6)	(13.4)
Net income (loss)	59.5	10.3	(101.8)	49.2	112.1
Less: Net income attributable to noncontrolling interests	45.1	32.3	24.3	12.8	8.0
Net income (loss) attributable to SunCoke Energy, Inc.	$14.4	$(22.0)	$(126.1)	$36.4	$104.1

(1)	See year-over-year changes described in "Items Impacting Comparability."
Total Revenues. The decrease in total revenues in 2016 and 2015 primarily reflects the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Coal Logistics segments, excluding the contributions of CMT. These decreases were partly offset by the contributions from CMT of $62.7 million and $28.6 million in 2016 and 2015, respectively.
Cost of Products Sold and Operating Expenses. The decrease in cost of products sold and operating expense in 2016 and 2015 was primarily the result of reduced coal costs in our Domestic Coke segment. Additionally, black lung charges of $9.8 million and $14.3 million in 2015 and 2014, respectively, were recorded in costs of products sold and operating expenses. Beginning in 2016, black lung charges were recorded in selling, general and administrative expenses rather than cost of products sold and operating expenses as previously discussed in "Items Impacting Comparability."
Selling, General and Administrative Expenses. The increase in selling, general and administrative expense in 2016 was primarily driven by $8.1 million of black lung charges. Prior to 2016, black lung charges were included in costs of products sold and operating expenses as discussed in “Items Impacting Comparability.”  The remaining increase was driven by unfavorable fair value adjustments in deferred compensation as a result of changes in the Company’s share price and Partnership's unit price as well as the absence of a $4.0 million postretirement benefit plan curtailment gain recognized in 2015.  The decrease in selling, general and administrative expense in 2015 was primarily driven by higher severance charges recorded in 2014 related to our coal mining business as well as favorable fair value adjustments in deferred compensation as a result of changes in the Company’s share price and Partnership's unit price and employee related savings realized in 2015 previously discussed “Items Impacting Comparability.”
Depreciation and Amortization Expense. The increase in depreciation and amortization expense in 2016 and 2015 was driven by the depreciation of CMT assets of $14.8 million and $5.4 million, respectively. CMT depreciation was mostly offset by lower depreciation of our coal mining assets, which decreased as a result of impairments to our asset base in 2014 as well as the ultimate disposal of our assets in 2016.  Depreciation and amortization expense in each year was also impacted by revisions to the remaining useful lives of certain assets, primarily related to oven rebuilds at our Indiana Harbor cokemaking facility as well as the wind down of operations at of our former coal preparation plant, which resulted in additional depreciation of $13.7 million, $15.1 million and $16.6 million, or $0.17, $0.21 and $0.21 per common share from operations, during 2016, 2015 and 2014, respectively. See Note 21 to our consolidated financial statements.
Income Taxes. The Company's effective tax rate for 2016, 2015 and 2014 was 12.7%, (38.0)%, and 46.8%, respectively. The effective tax rate differs from the federal statutory rate of 35 percent for all years presented primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships.  The effective tax rates are not comparable for the years presented due to the income tax benefit reported in 2015 related to the insolvency of a subsidiary and the impairment of our coal operations in 2014.  See Note 7 to the consolidated financial statements.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders' interest in SunCoke Energy Partners, L.P. as well as a third-party interest in our Indiana Harbor cokemaking facility. Comparability between all periods was impacted by improved performance at the Partnership in 2016, driven by gains in connection with the Partnership's de-levering activities, contributions of CMT and changes in our ownership in our facilities previously discussed in "Items Impacting Comparability."
Results of Reportable Business Segments
We report our business results through four segments:

•
Domestic Coke consists of our Jewell Coke Company, L.P. ("Jewell"), Indiana Harbor Coke Company ("Indiana Harbor"), Haverhill Coke Company LLC ("Haverhill"), Gateway Energy and Coke Company, LLC ("Granite City") and Middletown Coke Company, LLC ("Middletown") cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•
Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), for a Brazilian subsidiary of ArcelorMittal S.A. ("ArcelorMittal");

•
Coal Logistics consists of CMT, KRT, SunCoke Lake Terminal, LLC ("Lake Terminal"), and Dismal River Terminal, LLC ("DRT") coal handling and/or mixing service operations in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia, respectively. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

•	Coal Mining consisted of our metallurgical coal mining activities conducted in Virginia and West Virginia, until the business was divested in April 2016.
The operations of each of our segments are described in Part I of this document.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including certain legacy coal mining expense (i.e., black lung, workers' compensation, net pension and other postretirement employee benefit obligations). The results of our equity method investment in Visa SunCoke were also included in Corporate and Other until the Company impaired its investment to zero in 2015 and suspended equity method accounting.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See “Non-GAAP Financial Measures” at the end of this Item and Note 21 to our consolidated financial statements.

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,097.2	$1,243.6	$1,388.3	$(146.4)	$(144.7)
Brazil Coke	39.5	34.0	37.0	5.5	(3.0)
Coal Logistics	84.7	60.8	36.2	23.9	24.6
Coal Logistics intersegment sales	23.2	20.4	18.8	2.8	1.6
Coal Mining	0.8	12.9	29.2	(12.1)	(16.3)
Coal mining intersegment sales	22.0	101.0	136.0	(79.0)	(35.0)
Elimination of intersegment sales	(45.2)	(121.4)	(154.8)	76.2	33.4
Total sales and other operating revenue	$1,222.2	$1,351.3	$1,490.7	$(129.1)	$(139.4)
Adjusted EBITDA(1):
Domestic Coke	$193.9	$210.1	$247.9	$(16.2)	$(37.8)
Brazil Coke	16.2	22.4	18.9	(6.2)	3.5
Coal Logistics	63.9	38.0	14.3	25.9	23.7
Coal Mining	(6.0)	(18.9)	(16.0)	12.9	(2.9)
Corporate and Other, including legacy costs, net(2)	(51.0)	(66.2)	(54.4)	15.2	(11.8)
Adjusted EBITDA	$217.0	$185.4	$210.7	$31.6	$(25.3)
Coke Operating Data:
Domestic Coke capacity utilization (%)	93	97	98	(4)	(1)
Domestic Coke production volumes (thousands of tons)	3,954	4,122	4,175	(168)	(53)
Domestic Coke sales volumes (thousands of tons)	3,956	4,115	4,184	(159)	(69)
Domestic Coke Adjusted EBITDA per ton(3)	$49.01	$51.06	$59.25	$(2.05)	$(8.19)
Brazilian Coke production—operated facility (thousands of tons)	1,741	1,760	1,516	(19)	244
Coal Logistics Operating Data:
Tons handled, excluding CMT (thousands of tons)(4)	14,076	16,652	19,037	(2,576)	(2,385)
Tons handled by CMT (thousands of tons)(4)	4,493	2,212	—	2,281	2,212

(1)	See definition of Adjusted EBITDA and reconciliation to the most comparable GAAP measures at the end of this Item and Note 21 to our consolidated financial statements.
(2)Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our contractor mining business and ultimate disposal of mining operations, net of certain royalty revenues. See details of these legacy items below.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Black lung expense	$(8.1)	$(9.8)	$(14.3)
Postretirement benefit plan (expense) benefit	(0.7)	3.6	3.7
Defined benefit plan expense	—	(13.1)	(0.2)
Workers' compensation expense	(0.6)	(2.3)	(4.6)
Other	0.4	(0.4)	0.7
Total legacy costs, net	$(9.0)	$(22.0)	$(14.7)

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Beginning	$1,243.6	$1,388.3	$210.1	$247.9
Volumes(1)	(35.9)	(22.8)	(7.5)	(6.1)
Pass through coal costs	(103.6)	(91.2)	—	—
Lower coal gains(2)	—	—	(8.8)	(5.9)
Operating and maintenance costs(3)	2.3	7.0	14.0	10.0
Indiana Harbor's operating and maintenance reimbursement rate change(4)	—	(30.7)	—	(30.7)
Transportation costs shifted from Coal Mining segment(5)	—	—	(5.5)	—
Haverhill energy arrangement(6)	(2.6)	(4.9)	(1.1)	(6.4)
Haverhill turbine outage(7)	(0.9)	—	(3.5)	—
Energy and other(8)	(5.7)	(2.1)	(3.8)	1.3
Ending	$1,097.2	$1,243.6	$193.9	$210.1

(1)
Revenues were lower in 2016 primarily driven by lower sales volumes at Indiana Harbor, which decreased revenues and Adjusted EBITDA by $20.6 million and $6.2 million, respectively, in 2016 compared to 2015. Additionally, lower sales volumes of 75 thousand tons to AK Steel, for which AK Steel provided make-whole payments reduced revenues by $11.4 million in 2016 compared to 2015. The 2015 results were impacted by lower sales volumes across the fleet, but primarily at Indiana Harbor, which decreased revenues and Adjusted EBITDA by $12.5 million and $4.3 million, respectively, in 2015 as compared to 2014.

(2)
In 2016 and 2015, the impact of on-going oven rebuilds at Indiana Harbor as well as lower coal prices contributed to lower coal-to-coke yield gains. Lower yield gains in 2016 were partially offset by record yield performance at our Middletown facility. Additionally, in 2015, higher coal moistures also contributed to lower coal-to-coke yield gains.

(3)
The increase in Adjusted EBITDA in 2015 was primarily driven by the $12.4 million impact of lower overall operating and maintenance spending at Indiana Harbor as compared to 2014, while an additional decrease in spending at Indiana Harbor of $13.2 million in 2016 further improved Adjusted EBTIDA as compared to 2015.

(4)
This decrease in revenues and Adjusted EBITDA primarily relates to the change in Indiana Harbor's cost recovery mechanism in 2015 to a fixed recovery per ton from an annually negotiated budget amount with a cap for certain expenses and cost sharing of any differences from budgeted amounts. This fixed cost recovery per ton mechanism is in place for 2015, 2016 and 2017 and will revert back to an annually negotiated budget mechanism starting in 2018 through the end of the contract.  Had the annually negotiated budget mechanism been in place for 2016, we estimate both revenue and Adjusted EBITDA would have been higher by approximately $15 million, which is based on actual 2016 production at the facility and assumes that the actual O&M spend at the facility for the year was equal to the annually negotiated budget amount agreed to with our customer. The actual impact in 2018 when the contract reverts back to an annually negotiated budget mechanism will depend on actual volumes and actual operating and maintenance spending as it relates to the agreed upon budget with our customer.

(5)
In 2016, the divestiture of the coal mining business and the transition to a 100 percent purchased third-party coal model resulted in a shift of coal transportation costs from the Coal Mining segment to our Jewell cokemaking facility of approximately $5.5 million. This shift of costs has no impact on consolidated Adjusted EBITDA.

(6)	See discussion of activities related to our Haverhill energy arrangement in "Items Impacting Comparability."

(7)
In October 2016, the Partnership sustained a turbine failure at its Haverhill II facility, the impact of which was partially mitigated by insurance recoveries. The Haverhill II turbine was fully restored in January 2017, and we continue to pursue additional insurance recoveries.

(8)
Results in 2016 included lower energy sales as compared to the prior year as a result of planned maintenance outages in 2016. Results in 2015 included lower transportation costs, which were passed through to our customer.

Coal Logistics
The following table explains year-over-year changes in our Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2016 vs. 2015	2015 vs. 2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Beginning	$81.2	$55.0	$38.0	$14.3
CMT(1)	34.1	28.6	29.9	20.6
DRT(2)	3.9	—	0.7	—
Transloading volumes(3)	(10.5)	(6.4)	(5.6)	(2.9)
Price/margin impact of mix in transloading services	(1.4)	3.3	—	3.8
Fixed operating and maintenance costs	—	—	0.4	1.5
Other	0.6	0.7	0.5	0.7
Ending	$107.9	$81.2	$63.9	$38.0

(1)	Results in 2016 reflect a full year's contribution of CMT, which was acquired in August 2015, while 2015 includes only a partial year of results.

(2)	DRT was formed in early 2016 to accommodate our Jewell cokemaking facility in its direct procurement of third-party coal.

(3)	In both 2016 and 2015, lower transloading volumes were driven by challenging market conditions in both the thermal and metallurgical coal markets.
Brazil Coke
2016 compared to 2015
Sales and other operating revenue increased $5.5 million, or 16.2 percent, to $39.5 million in 2016 compared to $34.0 million in 2015. The increase in sales and other operating revenue was primarily due to an incremental $5.1 million in licensing fees received annually by SunCoke beginning in 2016 as well as higher reimbursement of operating and maintenance costs of $2.0 million compared to 2015. The remaining decrease was primarily related to unfavorable translation adjustments.
Adjusted EBITDA decreased $6.2 million, or 27.7 percent, to $16.2 million in 2016 compared to $22.4 million in 2015. The decrease in Adjusted EBITDA was primarily driven by the absence of our $9.5 million preferred annual dividend, no longer received with the redemption of our Brazil Investment in 2016, net of the $5.1 million additional licensing fees.     The remaining decrease was primarily related to unfavorable translation adjustments.
2015 compared to 2014
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
Adjusted EBITDA increased $3.5 million, or 18.5 percent, to $22.4 million in 2015 compared to $18.9 million in 2014. The increase was driven by higher volumes of 244 thousand tons, which increased Adjusted EBITDA $2.1 million. The remaining increase of $1.4 million was primarily related to the production bonuses discussed above.

Coal Mining
2016 compared to 2015
Inclusive of intersegment sales, sales and operating revenues decreased $91.1 million to $22.8 million in 2016, compared to $113.9 million in 2015, primarily due to the Company's divestiture of its coal mining business to Revelation in April 2016.
Adjusted EBITDA was a loss of $6.0 million in 2016 compared to a loss of $18.9 million in 2015. The divestiture of the business improved Adjusted EBITDA results $8.4 million in 2016 as compared to 2015. Additionally, in 2016, coal transportation costs of $5.5 million shifted from our coal mining business to our Jewell cokemaking facility, within our Domestic Coke segment. This shift of costs has no impact on consolidated Adjusted EBITDA. These benefits were slightly offset by Coal Mining segment results prior to the divestiture of the business in April 2016 compared to the prior year period.
2015 compared to 2014
Inclusive of intersegment sales, sales and operating revenues decreased $51.3 million to $113.9 million in 2015, compared to $165.2 million in 2014. The decrease was primarily driven by lower volumes of 344 thousand tons, which decreased revenues $34.4 million. The remaining decrease is primarily the result of an $11 per ton decrease in price driven by depressed market conditions.
Adjusted EBITDA decreased $2.9 million to a loss of $18.9 million in 2015, compared to a loss of $16.0 million in 2014, which included a favorable $4.5 million fair value adjustment to the Harold Keene Coal Companies contingent consideration arrangement. The impact of lower pricing discussed above further decreased Adjusted EBITDA $13.3 million in 2015. These decreases were partially offset by the benefit of lower production volumes during 2015, which increased Adjusted EBITDA $13.1 million. The remaining increase of $1.8 million, primarily relates to the absence of allocated corporate costs, which were no longer allocated when the contract mining model was put in place during 2015.
Corporate and Other
2016 compared to 2015
Corporate expenses improved $15.2 million, or 23.0 percent, to $51.0 million in 2016 from $66.2 million in 2015. The reduction in costs was primarily due to $13.0 million in lower legacy costs, driven by the absence of a $12.6 million non-cash pension plan termination charge recorded in 2015. The Company incurred lower severance costs of $3.8 million in 2016 as well as additional employee-related savings of $1.3 million in 2016 compared to 2015. The absence of $2.6 million of transaction costs incurred in 2015 related to the acquisition of CMT and the Granite City dropdowns further improved results in 2016 as compared to the prior year period. These improvements were offset by increases in expenses of $5.5 million substantially driven by mark-to-market adjustments in deferred compensation caused by changes in the Company's share price and the Partnership's unit price.
2015 compared to 2014
Corporate expenses increased $11.8 million, or 21.7 percent, to $66.2 million in 2015 from $54.4 million in 2014. The increase was primarily due to $7.3 million in higher legacy costs, driven by $12.6 million in non-cash pension plan termination charges during 2015, partially offset by a decrease in black lung and workers' compensation charges as compared to the prior year period. Excluding legacy costs, the remaining increase in corporate expenses of $4.5 million related to higher legal and severance expenses of $4.5 million and $2.7 million, respectively, as well as higher acquisition and business development costs of $2.6 million compared to 2014. These higher costs in 2015 were offset primarily by lower employee-related costs.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital and maintain cash reserves. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. As of December 31, 2016, together with the Partnership, we had $134.0 million of cash and cash equivalents and $195.9 million of borrowing availability under our credit facilities. In February 2017, the Company extended the maturity of the revolver to December 2018 and reduced its Revolver capacity by $25.0 million to $125.0 million.

Distributions
In order to maintain flexibility and liquidity, our Board of Directors suspended the Company's dividend in 2016. Any future dividend or share repurchase plans are on hold pending the completion of the Simplification Transaction and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Upon closing the proposed Simplification Transaction, management intends to recommend to the Company's Board of Directors a quarterly dividend of $0.0625 per share.
On January 23, 2017, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on March 1, 2017 to unitholders of record on February 15, 2017. The distribution is expected to include $12.3 million to the Partnership's public unitholders. The Partnership anticipates maintaining the existing distribution during ongoing negotiations with the Company for the proposed Simplification Transaction.
Borrowings
Entering 2016, the Partnership anticipated utilizing excess liquidity of at least $60 million to meaningfully de-lever the Partnership's balance sheet in 2016. Utilizing cash generated by the business, the Partnership successfully reduced debt by $85.4 million during 2016. The de-levering activities included the repayment of $10.0 million on the Partnership Revolver as well as the repurchase of $89.5 million face value of outstanding Partnership Notes for $65.0 million of cash payments during 2016. Additionally, during 2016, the Company repaid $60.4 million on the Revolving Facility.
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain equipment from the Domestic Coke and Coal Logistics segments for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership repaid $1.0 million of the financing obligation during 2016. Annual future minimum lease payments are approximately $2.5 million to $3.0 million through 2019 and $7.3 million in 2020, which includes the early buyout option payment.
During 2016, as a result of continued overall depressed coal market conditions and the Company's credit downgrade in late 2015, the Company and the Partnership issued $32.0 million and $1.4 million of letters of credit, respectively, as collateral to its insurance underwriters and surety companies. These letters of credit were issued in connection with certain contractual obligations, including reclamation obligations, black lung, workers' compensation, general liability and other financial guarantee obligations. As a result of issuing these letters of credits, the Company was refunded $6.0 million in cash from previous collateral deposits. Separately, the Company cancelled $4.1 million of letters of credit as a result of the divestiture of the coal mining business.
The Company and the Partnership's ability to access the debt markets, and the related cost of these borrowings, is affected by our credit ratings and market conditions. On February 8, 2017, S&P Global Ratings raised its corporate credit rating on the Company to 'BB-' from 'B' with an outlook of stable. The rating raise reflects the Company's ability to independently service its debt and therefore was aligned with the Partnership's rating. The Partnership's s corporate credit rating was reaffirmed at 'BB-.' On November 2, 2016, Moody's Corporation changed the outlook on the ratings of the Company and the Partnership to "positive" from "stable." The outlook change reflects the recent improvement in the steel markets, the Partnership's declining leverage trend over the past year and Company's recent announcement of the proposed Simplification Transaction.
Covenants
As of December 31, 2016, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 14 to the consolidated financial statements for details on debt covenants.

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$219.1	$141.1	$112.3
Net cash used in investing activities	(36.2)	(285.2)	(125.2)
Net cash (used in) provided by financing activities	(172.3)	128.5	(81.7)
Net increase (decrease) in cash and cash equivalents	$10.6	$(15.6)	$(94.6)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $78.0 million in 2016 as compared to the prior year partially due to the full year benefit of CMT's cash provided by operating activities, a net increase of $35.0 million. Larger decreases to coal inventory levels and coal prices in 2016 as compared to 2015 as well as timing of payments for coal purchases in 2015 provided additional operating cash flow of approximately $23 million in 2016. Lower operating costs due to the divestiture of the coal mining business during 2016 also contributed to the increase in operating cash flow as compared to 2015. Additionally, the prior year period was adversely impacted by coal severance payments of $11.5 million during the year ended December 31, 2015 compared to the current year period.
Net cash provided by operating activities increased by $28.8 million in 2015 as compared to 2014 as a result of lower inventory due to the wind down of a strategic build in inventory levels from the second half of 2014 and lower coal prices. This increase was partially offset by severance payments of $11.5 million during 2015 and decreased accounts payables due to the timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities decreased $249.0 million to $36.2 million for the year ended December 31, 2016 compared to prior year. The decrease is primarily due to the absence of the investing cash outflow of $191.7 million from the acquisition of CMT in 2015. In 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The Company also received $20.5 million in cash at the closing of the redemption of its Brazil Investment during 2016. These cash inflows were more than offset by the divestiture of the coal mining business in 2016, where the Company paid $12.8 million to Revelation, as well as capital expenditures, excluding the CMT capital expansion costs, which was funded from restricted cash. The decrease in capital expenditures in 2016 compared to 2015 related to lower spending on the environmental remediation project at Haverhill during 2016.
Net cash used in investing activities increased $160.0 million to $285.2 million for the year ended December 31, 2015 compared to prior year. In 2015, the Partnership acquired CMT resulting in a cash payment of $191.7 million and the restriction of an additional $17.7 million of cash withheld to fund the completion of expansion capital improvements. The $17.7 million of restricted cash was net of capital expenditures on the project since the acquisition and was included in restricted cash on the Consolidated Balance Sheets. The increase was partially offset by higher capital expenditures related to the Indiana Harbor refurbishment and environmental remediation project at Haverhill in 2014.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $172.3 million for the year ended December 31, 2016. In 2016, primarily in connection with the Partnership's de-levering activities, the Partnership and the Company made repayments of debt, net of proceeds from the sale-leaseback arrangement, of $121.5 million. Additionally, during 2016, the Partnership paid distributions to public unitholders of $49.4 million. See Note 14 to our consolidated financial statements for further discussion of debt activities.
Net cash provided by financing activities was $128.5 million for the year ended December 31, 2015. In 2015, primarily in connection with the Granite City Dropdown and the acquisition of CMT, proceeds from the issuance of debt, net of repayments were $249.4 million. These net cash inflows were partially offset by return of investments to shareholders and unitholders, including dividends and distributions of $71.3 million and equity repurchases of $48.5 million.

Net cash used in financing activities was $81.7 million for the year ended December 31, 2014. In 2014, in connection with the Haverhill and Middletown Dropdown, the Partnership received $90.5 million from issuance of common units and made repayments of debt, net of proceeds from issuance of debt of $54.2 million. Additionally, during 2014, the Company and the Partnership paid dividends and distributions to shareholders and unitholders of $36.1 million and the Company repurchased $85.1 million of shares.
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

•
Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or coal logistics service agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Ongoing capital(1)	$39.8	$45.9	$50.6
Environmental remediation project(2)	7.8	20.9	46.4
Expansion capital:(3)
Indiana Harbor	—	2.4	24.2
CMT(4)	13.5	4.6	—
Other capital expansion	2.6	2.0	4.0
Total expansion capital	16.1	9.0	28.2
Total capital expenditures	$63.7	$75.8	$125.2

(1)
Includes $14.0 million and $12.1 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, which began in 2015, for the years ended December 31, 2016 and 2015, respectively.

(2)
Includes $2.7 million, $2.9 million and $3.2 million of interest capitalized in connection with the environmental gas sharing projects for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Excludes the acquisition of CMT.

(4)
Represents capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $2.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

In 2017, we expect our capital expenditures to be approximately $80 million, which is comprised of the following:

•
Total ongoing capital expenditures of approximately $52 million, of which approximately $17 million will be spent at the Partnership and approximately $20 million will be spent on the Indiana Harbor oven rebuild project.

•	Total capital expenditures on environmental remediation projects of approximately $25 million, all of which will be spent at the Partnership; and

•	Total expansion capital of approximately $3 million in our Coal Logistics segment.
We expect that capital expenditures will remain at this level in 2018, including capital expenditures of approximately $25 million at the Partnership related to the remediation project.
We anticipate spending a total of between $140 million and $145 million in environmental remediation projects to fund our environmental remediation projects to comply with the expected terms of the consent decree at our Haverhill and Granite City cokemaking operations. We have spent approximately $93 million related to these projects since 2012. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are expected to be used to fund $119 million of these environmental remediation projects.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2016:

		Payment Due Dates
	Total	2017	2018-2019	2020-2021	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$858.0	$4.9	$286.3	$566.8	$—
Interest	178.2	55.5	97.9	24.8	—
Operating leases(2)	12.4	3.3	5.5	2.3	1.3
Purchase obligations:
Coal(3)	420.3	420.3	—	—	—
Transportation and coal handling(4)	244.0	28.6	59.6	57.9	97.9
Other(5)	10.2	2.6	3.1	1.8	2.7
Total	$1,723.1	$515.2	$452.4	$653.6	$101.9

(1)
At December 31, 2016, debt consists of $44.6 million of Company Notes, $463.0 million of Partnership Notes, $113.2 million of Partnership Promissory Note, $172.0 million of Partnership Revolver, $15.2 million of Partnership Financing Obligation and $50.0 million of Partnership Term Loan. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2016.

(2)
Our operating leases include leases for land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts were not executed at December 31, 2016. We estimate these contracts to be approximately $100 million of additional purchase obligations in 2017 and expect these to be finalized in the first quarter of 2017.

(4)
Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coal purchases and coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.

(5)	Primarily represents open purchase orders for materials, supplies and services.
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
Off-Balance Sheet Arrangements
We have letters of credit disclosed in Note 14 to the consolidated financial statements as well as operating leases disclosed in Note 15 to the consolidated financial statements. We had outstanding surety bonds with third parties of approximately $25 million as of December 31, 2016 to secure reclamation and other performance commitments. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Impact of Inflation
Although the impact of inflation has been relatively low in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we have generally passed along increased costs to our customers in the form of higher fees and we expect to continue this practice.
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) properties, plants and equipment; (2) accounting for impairments; and (3) black lung benefit obligations. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Properties, Plants and Equipment
The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives of assets are based on historical experience and are adjusted when changes in the expected physical life of the asset, its planned use, technological advances, or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. Throughout the periods presented, we revised the estimated useful lives of certain assets in our Domestic Coke, Coal Logistics and Coal Mining segments. See Note 21 to the consolidated financial statements for further discussion on the revised useful lives impact.
Normal repairs and maintenance costs are expensed as incurred. Repairs and maintenance costs, which are generally reimbursed as part of the pass-through nature of our contracts, were $116.4 million, $128.2 million and $141.7 million and for the years ended December 31, 2016, 2015 and 2014, respectively. Direct costs, such as outside labor, materials, internal payroll and benefit costs, incurred as a part of capital projects that extend an asset's useful life, increase its productivity or add production capacity at our facilities are capitalized; indirect costs are not capitalized.
Accounting for Impairments
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
The Coal Logistics reporting unit had a goodwill carrying value of $73.5 million as of December 31, 2016. The step one analysis as of October 1st resulted in the fair value of the Coal Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 6 percent. A significant portion of our coal logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and an 18 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
Finite-Lived Intangible Assets
Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed.
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
Cash flows at our Indiana Harbor facility were negative during 2016, driven by the oven rebuild project implemented to address coke oven degradation. Based on these results, we performed an impairment test in 2016 and concluded that our undiscounted cash flows were approximately 50 percent, or substantially in excess, of the carrying value of our long-lived assets at Indiana Harbor. However, we continue to closely monitor our performance at Indiana Harbor, and if our coke oven rebuild project does not stabilize production or if the project costs are significantly higher than expected, our current conclusion as to recoverability of assets at that location could change.
For further information on impairments recorded during periods presented see Note 20 to the consolidated financial statements.
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
Our independent actuarial consultants annually calculate the present value of the estimated black lung liability based on actuarial models utilizing our population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims, and the total estimated black lung liability:

	December 31,
	2016	2015
Discount rate (percent)(1)	3.7%	3.9%
Active claims	349	323
Estimated black lung liability (dollars in millions)(2)	$50.2	$49.9
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A 0.25 percent decrease in the discount rate would have increased coal workers' black lung expense by $1.2 million in 2016.
(2) The current portion of the black lung liability was $4.8 million and $5.2 million at December 31, 2016 and 2015, respectively, and was included in accrued liabilities on the Consolidated Balance Sheet.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Payments	$7.8	$3.8	$2.8
Expense	$8.1	$9.8	$14.3
Recent Accounting Standards
See Note 2 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 21 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for 2016, 2015 and 2014.
Below is a reconciliation of 2017 Adjusted EBITDA guidance from its closest GAAP measures:

	2017
	Low	High
Net Cash Provided by Operating activities	$140	$155
Subtract:
Depreciation and amortization expense	131	131
Changes in working capital and other	(20)	(18)
Net Income	$29	$42
Add:
Depreciation and amortization expense	131	131
Interest expense, net	57	54
Income tax expense	3	8
Adjusted EBITDA	$220	$235
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	90	94
Adjusted EBITDA attributable to SXC	$130	$141

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our coal logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's coal logistics business;

•	our significant equity interest in the Partnership;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke steam, or electric power, or for coal handling services (including transportation, storage and blending);

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

•	our ability to develop, design, permit, construct, start up, or operate new cokemaking facilities in the U.S. or in foreign countries;

•	our ability to successfully implement domestic and/or our international growth strategies;

•	our ability to realize expected benefits from investments and acquisitions;

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our coal mining and/or cokemaking operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking, and/or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefits, income, or other matters;

•	historical combined and consolidated financial data may not be reliable indicator of future results;

•	effects resulting from our separation from Sunoco, Inc.;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•
required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking, coal logistics operations, and/or former coal mining activities;

•	changes in product specifications for either the coal or coke that we produce or the coals we mix, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in accounting rules or their interpretations, including the method of accounting for inventories, leases, post-employment benefit and/or other items;

•	changes in tax laws or their interpretations, including regulations governing the federal income tax treatment of the Partnership;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	changes in financial markets impacting post-employment benefit and funding requirements;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
Price of coal
We do not use derivatives to hedge any of our coal purchases or sales. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to ArcelorMittal coke sales. To the extent that contracts for third-party coal purchases at our Haverhill facility convert to pricing mechanisms of less than a year, then the Jewell coke price will be adjusted accordingly during that year.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2016 and 2015, the daily average outstanding balance on borrowings with variable interest rates was $262.1 million and $92.0 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $1.2 million and $0.5 million in 2016 and 2015, respectively. At December 31, 2016, we had outstanding borrowings with variable interest rates of $172.0 million and $50.0 million under the Partnership Revolver and the Partnership Term Loan, respectively.
At December 31, 2016 and 2015, we had cash and cash equivalents of $134.0 million and $123.4 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.6 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazil Real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2016 and 2015 would have been approximately $0.5 million and $0.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
SunCoke Energy, Inc.:
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flow for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SunCoke Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 16, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
SunCoke Energy, Inc.:
We have audited SunCoke Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SunCoke Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, SunCoke Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunCoke Energy, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flow for each of the years in the two-year period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 16, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
SunCoke Energy, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity and cash flows of SunCoke Energy, Inc. for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SunCoke Energy, Inc. for year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
February 18, 2016

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,222.2	$1,351.3	$1,490.7
Other income, net	1.1	11.4	13.1
Total revenues	1,223.3	1,362.7	1,503.8
Costs and operating expenses
Cost of products sold and operating expenses	906.5	1,098.4	1,212.9
Selling, general and administrative expenses	91.3	75.4	96.7
Depreciation and amortization expense	114.2	109.1	106.3
Loss on divestiture of business and impairments	14.7	—	150.3
Total costs and operating expenses	1,126.7	1,282.9	1,566.2
Operating income (loss)	96.6	79.8	(62.4)
Interest expense, net	53.5	56.2	47.8
(Gain) loss on extinguishment of debt, net	(25.0)	0.5	15.4
Income (loss) before income tax expense (benefit) and loss from equity method investment	68.1	23.1	(125.6)
Income tax expense (benefit)	8.6	(8.8)	(58.8)
Loss from equity method investment	—	21.6	35.0
Net income (loss)	59.5	10.3	(101.8)
Less: Net income attributable to noncontrolling interests	45.1	32.3	24.3
Net income (loss) attributable to SunCoke Energy, Inc.	$14.4	$(22.0)	$(126.1)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.22	$(0.34)	$(1.83)
Diluted	$0.22	$(0.34)	$(1.83)
Weighted average number of common shares outstanding:
Basic	64.2	65.0	68.8
Diluted	64.4	65.0	68.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net income (loss)	$59.5	$10.3	$(101.8)
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization, prior service benefit, curtailment gain and settlement loss to earnings (net of related tax (expense) benefit of zero, ($3.4 million) and $2.7 million, respectively)	—	5.2	(4.0)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million, $0.1 million and $1.6 million, respectively)	(0.2)	(0.4)	(2.6)
Currency translation adjustment	1.0	(3.1)	(0.8)
Comprehensive income (loss)	60.3	12.0	(109.2)
Less: Comprehensive income attributable to noncontrolling interests	45.1	32.3	24.3
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$15.2	$(20.3)	$(133.5)

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$134.0	$123.4
Receivables	60.7	64.6
Receivable from redemption of Brazilian investment	20.5	—
Inventories	92.5	121.8
Income tax receivable	4.6	11.6
Other current assets	3.8	3.9
Assets held for sale	—	0.9
Total current assets	316.1	326.2
Restricted cash	0.5	18.2
Investment in Brazilian cokemaking operations	—	41.0
Properties, plants and equipment (net of accumulated depreciation of $625.9 million and $590.2 million at December 31, 2016 and 2015, respectively)	1,542.6	1,582.0
Goodwill	76.9	71.1
Other intangible assets, net	179.0	190.2
Deferred charges and other assets	5.8	15.4
Long-term assets held for sale	—	11.4
Total assets	$2,120.9	$2,255.5
Liabilities and Equity
Accounts payable	$98.6	$99.8
Accrued liabilities	49.8	42.9
Deferred revenue	2.5	2.1
Current portion of long-term debt and financing obligation	4.9	1.1
Interest payable	16.2	18.9
Liabilities held for sale	—	0.9
Total current liabilities	172.0	165.7
Long-term debt and financing obligation	849.2	997.7
Accrual for black lung benefits	45.4	44.7
Retirement benefit liabilities	29.0	31.3
Deferred income taxes	352.5	349.0
Asset retirement obligations	13.9	16.3
Other deferred credits and liabilities	19.0	22.1
Long-term liabilities held for sale	—	5.9
Total liabilities	1,481.0	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,707,304 shares and 71,489,448 shares at December 31, 2016 and 2015, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at December 31, 2016 and 2015 respectively	(140.7)	(140.7)
Additional paid-in capital	492.1	486.1
Accumulated other comprehensive loss	(19.0)	(19.8)
Retained deficit	(22.0)	(36.4)
Total SunCoke Energy, Inc. stockholders' equity	311.1	289.9
Noncontrolling interests	328.8	332.9
Total equity	639.9	622.8
Total liabilities and equity	$2,120.9	$2,255.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flow

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$59.5	$10.3	$(101.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on divestiture of business and impairments	14.7	—	150.3
Loss from equity method investment	—	21.6	35.0
Depreciation and amortization expense	114.2	109.1	106.3
Deferred income tax expense (benefit)	3.1	(5.6)	(64.4)
Settlement loss and payments in excess of expense for pension plan	—	13.1	(7.5)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(2.6)	(8.0)	(0.6)
Share-based compensation expense	6.5	7.2	9.8
(Gain) loss on extinguishment of debt, net	(25.0)	0.5	15.4
Changes in working capital pertaining to operating activities (net of the effects of divestiture and acquisition):
Receivables	3.7	18.8	13.3
Inventories	29.4	23.2	(12.6)
Accounts payable	(0.8)	(17.9)	(33.0)
Accrued liabilities	6.8	(24.3)	(8.0)
Deferred revenue	0.4	(4.4)	—
Interest payable	(2.7)	(1.0)	1.7
Income taxes	7.0	(5.6)	1.0
Accrual for black lung benefits	0.3	6.0	11.5
Other	4.6	(1.9)	(4.1)
Net cash provided by operating activities	219.1	141.1	112.3
Cash Flows from Investing Activities:
Capital expenditures	(63.7)	(75.8)	(125.2)
Acquisition of businesses, net of cash received	—	(191.7)	—
Decrease (increase) in restricted cash	17.7	(17.7)	—
Divestiture of coal business	(12.8)	—	—
Return of Brazilian investment	20.5	—	—
Other investing activities	2.1	—	—
Net cash used in investing activities	(36.2)	(285.2)	(125.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	—	90.5
Proceeds from issuance of long-term debt	—	260.8	268.1
Repayment of long-term debt	(66.1)	(248.1)	(276.5)
Debt issuance costs	(0.2)	(5.7)	(5.8)
Proceeds from revolving facility	28.0	292.4	40.0
Repayment of revolving facility	(98.4)	(50.0)	(80.0)
Proceeds from financing obligation	16.2	—	—
Repayment of financing obligation	(1.0)	—	—
Dividends paid	—	(28.0)	(3.8)
Cash distributions to noncontrolling interests	(49.4)	(43.3)	(32.3)
Shares repurchased	—	(35.7)	(85.1)
SunCoke Energy Partners, L.P. units repurchased	—	(12.8)	—
Other financing activities	(1.4)	(1.1)	3.2
Net cash (used in) provided by financing activities	(172.3)	128.5	(81.7)
Net increase (decrease) in cash and cash equivalents	10.6	(15.6)	(94.6)
Cash and cash equivalents at beginning of year	123.4	139.0	233.6
Cash and cash equivalents at end of year	$134.0	$123.4	$139.0
Supplemental Disclosure of Cash Flow Information
Interest paid	$58.4	$58.1	$45.8
Income taxes paid, net of refunds of $8.2 million, $1.5 million and $4.6 million, respectively	$(2.3)	$2.4	$9.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2013	70,892,140	$0.7	1,255,355	$(19.9)	$446.9	$(14.1)	$143.8	$557.4	$274.9	$832.3
Net (loss) income	—	—	—	—	—	—	(126.1)	(126.1)	24.3	(101.8)
Reclassifications of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $2.7 million)	—	—	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Retirement benefit plans funded status adjustment (net of related tax benefit of $1.6 million)	—	—	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Net proceeds from issuance of SunCoke Energy Partners, L.P. units	—	—	—	—	—	—	—	—	90.5	90.5
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	83.7	—	—	83.7	(83.7)	—
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(32.3)	(32.3)
Dividends	—	—	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Share-based compensation expense	—	—	—	—	9.8	—	—	9.8	—	9.8
Excess tax benefit from share-based awards	—	—	—	—	0.3	—	—	0.3	—	0.3
Share issuances, net of shares withheld for taxes	359,389	—	—	—	2.9	—	—	2.9	—	2.9
Shares repurchased	—	—	3,721,760	(85.1)	—	—	—	(85.1)	—	(85.1)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4
Net (loss) income	—	—	—	—	—	—	(22.0)	(22.0)	32.3	10.3
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of $3.4 million)	—	—	—	—	—	5.2	—	5.2	—	5.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	(8.0)	—	—	(8.0)	83.0	75.0
Deferred taxes related to basis difference in the Partnership	—	—	—	—	(55.6)	—	—	(55.6)	—	(55.6)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43.3)	(43.3)
Dividends	—	—	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Share-based compensation expense	—	—	—	—	7.2	—	—	7.2	—	7.2
Share issuances, net of shares withheld for taxes	237,919	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Shares repurchased	—	—	2,500,542	(35.7)	—	—	—	(35.7)	—	(35.7)
Partnership unit repurchases	—	—	—	—	—	—	—	—	(12.8)	(12.8)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net income	—	—	—	—	—	—	14.4	14.4	45.1	59.5
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million)	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	—	—	1.0	—	1.0	—	1.0
Cash distribution to noncontrolling interests, net of unit issuances	—	—	—	—	—	—	—	—	(49.2)	(49.2)
Share-based compensation expense	—	—	—	—	6.5	—	—	6.5	—	6.5
Share-issuances, net of shares withheld for taxes and other equity activities	217,856	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9

(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also provide coal handling and/or mixing services at our Coal Logistics terminals.
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. We also hold a 49 percent investment in a cokemaking joint venture with VISA Steel Limited ("VISA Steel") in India called VISA SunCoke Limited ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer included our share of VISA SunCoke in our financial results.
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in more than 25 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
Our coal logistics business provides coal handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal mining customers. The coal logistics business has terminals in Indiana, West Virginia, Virginia, and Louisiana with collective capacity to mix and/or transload more than 40 million tons of coal annually and has total storage capacity of approximately 3 million tons.
Until April 2016, when the business was disposed of, we also controlled coal mining operations in Virginia and West Virginia. See Note 5.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At December 31, 2016, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDRs"), and a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
On October 31, 2016, the Company announced that it had submitted a proposal to the Board of Directors of the general partner of the Partnership to acquire all of the Partnership’s common units not already owned by the Company ("Simplification Transaction"). The proposed transaction is to be structured as a merger of the Partnership with a wholly-owned subsidiary of the Company, and is subject to the negotiation and execution of definitive documents and approval of our Board of Directors and the Conflicts Committee of the Partnership's Board of Directors. The Conflicts Committee, which is composed of only the independent directors of the Board of Directors of the Partnership’s general partner, is considering the proposal pursuant to applicable procedures established in the Partnership’s partnership agreement and the Conflicts Committee’s charter. The transaction also will require majority approval of our common stockholders. We own a majority of the Partnership's common units and intend to vote in favor of the transaction. The proposed Simplification Transaction is also conditioned upon receipt of customary regulatory approvals.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Consolidation and Basis of Presentation
The consolidated financial statements of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and include the assets, liabilities, revenues and expenses of the Company and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Net income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
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
Revenue Recognition
The Company sells coke as well as steam and electricity and also provides coal mixing and/or handling services. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided as defined by customer contracts. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured. Licensing fees, which include an annual fixed fee and a fee determined on a per ton basis, are recognized when earned in accordance with the contract terms.
Substantially all of the coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2016, 2015 and 2014.
The Company receives payment for shortfall obligations on certain Coal Logistics take-or-pay contracts. The payments in excess of services performed are recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on take-or-pay contracts is billed quarterly and recognized as income at the earlier of when service is provided or annually based on the terms of the contract.
Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market investments.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method. The Company utilizes the selling prices under its long-term coke supply contracts to record lower of cost or market inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Coal Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company capitalized interest of $5.0 million, $3.7 million and $3.2 million in 2016, 2015 and 2014, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
Throughout the periods presented, we revised the estimated useful lives of certain assets in our Domestic Coke, Coal Logistics and Coal Mining segments. See Note 21.
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
Cash flows at our Indiana Harbor facility were negative during 2016, driven by the oven rebuild project implemented to address coke oven degradation. Based on these results, we performed an impairment test in 2016 and concluded that our undiscounted cash flows were approximately 50 percent, or substantially in excess, of the carrying value of our long-lived assets at Indiana Harbor. However, we continue to closely monitor our performance at Indiana Harbor, and if our coke oven rebuild project does not stabilize production or if the project costs are significantly higher than expected, our current conclusion as to recoverability of assets at that location could change.
See Note 20 for discussion of impairments recorded during prior years.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The analysis of potential goodwill impairment employs a two-step process. The first step involves the estimation of fair value of our reporting units. If step one indicates that impairment of goodwill potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. See Note 10 for further discussion on the Partnership's Coal Logistics step one goodwill impairment test. See Note 20 for further discussion on the coal mining goodwill impairment previously recorded in 2014.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. See Note 10.
Investment in Brazilian Cokemaking Operations
On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment"), previously accounted for at cost, for consideration of $41.0 million. The Company received $20.5 million in cash at closing and will receive the remaining $20.5 million in cash, plus interest at an annual interest rate of 3 percent, in the second quarter of 2017. With the redemption, the Company no longer receives its $9.5 million annual preferred dividend on its Brazil Investment from ArcelorMittal Brazil, previously included in other income, net on the Consolidated Statement of Operations. Additionally, starting in 2016, SunCoke will receive an incremental $5.1 million in licensing fees per year through 2023 related to the addition of certain patents to its existing intellectual property licensing agreement, which are currently in use by ArcelorMittal Brazil at the Brazil facility. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Licensing fees are included in sales and other operating revenue on the Consolidated Statement of Operations.

Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled.
The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. There were no uncertain tax positions at December 31, 2016, and 2015. See Note 7.
Black Lung Benefit Liabilities
We have obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our employees and former employees (and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine Health and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. See Note 15.
Postretirement Benefit Plan Liabilities
The postretirement benefit plans, which are frozen, are unfunded and the accumulated postretirement benefit obligation is fully recognized on the Consolidated Balance Sheets. Actuarial gains (losses) and prior service (benefits) costs which have not yet been recognized in net income are recognized as a credit (charge) to accumulated other comprehensive income (loss). The credit (charge) to accumulated other comprehensive income (loss), which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of postretirement benefit plans expense included in selling, general and administrative expenses on the Consolidated Statement of Operations. In addition, the credit (charge) may also be recognized in net income as a result of a plan curtailment or settlement. See Note 12.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. The Company’s asset retirement obligations primarily relate to costs associated with restoring land to its original state. See Note 11.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers.
Share-Based Compensation
We measure the cost of employee services in exchange for equity instrument awards and cash awards based on the grant-date fair value of the award. The cash awards and performance metrics of equity awards are remeasured on a quarterly basis. The market metrics of equity awards are not remeasured. The total cost is reduced by estimated forfeitures over the awards’ vesting period, and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis. The costs of equity awards and cash awards were recorded to additional paid-in capital and accrued liabilities, respectively, on the Consolidated Balance Sheets. See Note 18.
Fair Value Measurements
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. See Note 20.

Currency Translation
The functional currency of the Company’s Brazilian operations and India joint venture are the Brazilian real and Indian rupee, respectively. The Company’s foreign operations translate their assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive loss in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates during the period and are included in our Consolidated Statements of Operations. The Company did not incur any material foreign currency transaction gains or losses during the periods presented.
Recently Issued Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted on a limited basis. An implementation team has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of our contract details for impacts under the new revenue recognition model. While we are currently evaluating the method of adoption and the impact of the provisions of this standard, we expect the timing of our revenue recognition to generally remain the same under the new standard on an annual basis. Deferred revenue at Convent Marine Terminal may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Company expects to adopt this standard on January 1, 2018 using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires the use of a modified retrospective transition method. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. While we are still evaluating the impact of adopting this standard, we expect upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Company expects to adopt this standard on January 1, 2019.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company anticipates electing to remove its forfeiture rate from the accrual of the compensation cost and to simply record forfeiture reversals as they occur. The Company will adopt this ASU using a modified retrospective transition method. The Company does not expect this ASU to materially impact its financial condition, results of operations, or cash flows.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows.  It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect this ASU to materially impact its cash flows.
In November 2016, FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash."  ASU 2016-18 required restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this ASU beginning in 2018 and will modify the Company's cash flow presentation to include restricted cash in cash and cash equivalents, the amounts of which are expected to be immaterial.
In January 2017, Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 addresses concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has early adopted this ASU as of January 1, 2017.
Labor Concentrations
As of December 31, 2016, we have approximately 907 employees in the U.S. Approximately 38 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. The labor agreement at our Indiana Harbor cokemaking facility expired on September 1, 2015. Operations have continued under the expired contract with the renewal pending resolution of select key economic provisions. We do not anticipate any work stoppages during the continued negotiations. The labor agreement at our Gateway Energy and Coke Company, LLC ("Granite City") cokemaking facility will expire on August 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages.
As of December 31, 2016, we have approximately 267 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. In 2016, we reached a new one-year labor agreement at our Vitoria, Brazil facility which will expire on October 31, 2017. We will negotiate the renewal of this agreement in 2017 and do not anticipate any work stoppages.
3. Convent Marine Terminal Acquisition
On August 12, 2015, the Partnership completed the acquisition of a 100 percent ownership interest in Raven Energy LLC, which owns Convent Marine Terminal ("CMT"), for a total transaction value of $403.1 million. The transaction value included $191.7 million in cash paid by the Partnership, 4.8 million common units issued with an aggregate value of $75.0 million to The Cline Group, $114.9 million of debt assumed and $21.5 million of cash withheld to fund capital expenditures.
The results of CMT have been included in the consolidated financial statements since the date of acquisition and are reported in the Coal Logistics segment. CMT contributed revenues of $62.7 million and $28.6 million and operating income of $46.5 million and $18.4 million during 2016 and 2015, respectively.
 The following combined and consolidated results of operations were prepared using historical financial information of CMT and assumes that the acquisition of CMT occurred on January 1, 2014:

	Years Ended December 31,
	2016	2015	2014
	(Audited)	(Unaudited pro forma)
	(Dollars in millions)
Total revenues	$1,223.3	$1,395.4	$1,564.0
Net income (loss)	59.5	9.7	(81.1)
Net income (loss) attributable to SunCoke Energy, Inc.	14.4	(22.3)	(114.7)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	0.22	$(0.34)	$(1.67)
Diluted	0.22	$(0.34)	$(1.67)
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

4. Dropdown Transactions
Granite City Dropdowns
On January 13, 2015, the Company contributed a 75 percent interest in its Granite City cokemaking facility to the Partnership for a total transaction value of $244.4 million (the "Granite City Dropdown"). The transaction value included $148.3 million of debt and other liabilities assumed by the Partnership, $50.1 million of Partnership common units issued, $1.0 million of general partner interest issued to the Partnership's general partner and $45.0 million of cash withheld to pre-fund our obligation to the Partnership for the anticipated costs of an environmental remediation project at Granite City. Subsequent to the Granite City Dropdown, we continued to own the general partner of the Partnership, which owns a 2 percent general partners interest and IDRs, and a 56.1 percent limited partner interest in the Partnership. The remaining 41.9 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
On August 12, 2015, the Company contributed an additional 23 percent interest in Granite City to the Partnership for a total transaction value of $65.2 million (the "Granite City Supplemental Dropdown"). The transaction value included $46.9 million of debt and other liabilities assumed by the Partnership, $17.9 million of Partnership common units issued and $0.4 million of general partner interest issued to the Partnership's general partner. Subsequent to the Granite City Supplemental Dropdown and the units issued in connection with the acquisition of CMT, we continue to own the general partner of the Partnership, which owns a 2 percent general partner interest and IDRs, and owned a 53.4 percent limited partner interest in the Partnership. The remaining 44.6 percent limited partner interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
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
Haverhill and Middletown Dropdown
On May 9, 2014, SunCoke Energy contributed an additional 33 percent interest, for total partnership ownership interest of 98 percent, in the Haverhill Coke Company LLC ("Haverhill") and Middletown Coke Company, LLC ("Middletown") cokemaking facilities to the Partnership for a total transaction value of $365.0 million (the "Haverhill and Middletown Dropdown"). The transaction value included $271.3 million of debt and other liabilities assumed by the Partnership, $80.0 million of Partnership common units issued, $3.3 million of general partner interest issued to the Partnership's general partner and $10.4 million of cash. After the Haverhill and Middletown Dropdown, SunCoke Energy continued to own the general partner of the Partnership, which owns a 2 percent general partner interest and IDRs, and decreased its limited partner interest in the Partnership from 55.9 percent to 54.1 percent. The remaining 43.9 percent interest in the Partnership was held by public unitholders and was reflected as a noncontrolling interest in the consolidated financial statements.
We accounted for the Haverhill and Middletown Dropdown as an equity transaction, which resulted in a decrease in noncontrolling interest and an increase in SunCoke Energy's equity of $83.7 million during 2014, representing the Partnership's common public unitholders' share of consideration paid for the acquisition, net of their share of the book value of ownership interest received.
The table below summarizes the effects of the changes in the Company’s ownership interest in Haverhill, Middletown and Granite City on SunCoke’s equity:

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

5. Coal Mining Business Divestiture
In April 2016, the Company completed the disposal of its coal mining business, included in the Coal Mining segment, to Revelation Energy, LLC ("Revelation"), which assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. These cash payments were reflected as cash flows used in investing activities on the Consolidated Statements of Cash Flows.
During 2016, the Company recognized losses associated with this divestiture of $14.7 million, which included a $10.7 million asset impairment charge and transaction-related costs of $1.1 million. These losses were recorded in loss on divestiture of business and impairments on the Consolidated Statements of Operations. Transaction-related costs of $1.1 million were recorded as cash flows used in operating activities on the Consolidated Statements of Cash Flows.
The Consolidated Balance Sheets as of December 31, 2015 have been reclassified to present the assets and liabilities associated with the divestiture of the coal mining business as held for sale. As of December 31, 2015, the Company had $12.3 million of assets held for sale, which primarily consisted of $11.4 million of properties, plants, and equipment, net, and $6.8 million of liabilities held for sale, which included $5.9 million of asset retirement obligations, and were disposed of with the divestiture in April 2016.
See Note 20 for discussion of impairment charges recorded during 2014 related to the coal mining business.
6. Customer Concentrations
In 2016, the Company sold approximately 4 million tons of coke under long-term take-or-pay contracts to its three primary Domestic Coke customers in the U.S.: AK Steel Corporation ("AK Steel"), ArcelorMittal S.A. and subsidiaries ("ArcelorMittal") and United States Steel Corporation ("U.S. Steel"). In addition, the licensing and operating fees are payable to the Company under long-term contracts with a Brazilian subsidiary of ArcelorMittal.
The table below shows sales to the Company's significant customers for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016		2015		2014
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
ArcelorMittal(1)	$596.6	48.8%	$662.3	49.0%	$771.9	51.8%
AK Steel(2)	$350.0	28.6%	$395.4	29.3%	$402.4	27.0%
U.S. Steel(3)	$185.3	15.2%	$212.7	15.7%	$249.2	16.7%
(1) Represents revenues included in our Domestic Coke and Brazil Coke segments.
(2) Represents revenues included in our Domestic Coke segment.
(3) Represents revenues included in our Domestic Coke and Coal Logistics segments.
Additionally, ArcelorMittal Brazil preferred dividends of $9.5 million were recorded in other income, net on the Consolidated Statements of Operations during 2015 and 2014. With the investment redemption in 2016, the Company will no longer receive its annual preferred dividend. See Note 2.
Two of our coke customers, AK Steel and U.S. Steel, have temporarily idled portions of their Ashland Kentucky Works facility and Granite City Works facility, respectively. These temporary idlings do not change any obligations that AK Steel and/or U.S. Steel have under their long-term, take-or-pay contracts with us.
The Company generally does not require any collateral with respect to its receivables. At December 31, 2016, the Company’s receivables balance was primarily due from ArcelorMittal, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Company's three significant customers as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in millions)
ArcelorMittal(1)	$47.7	$25.5
AK Steel(2)	$10.7	$14.8
U.S. Steel(2)	$5.7	$5.9
(1) The 2016 receivables due includes the $20.5 million receivable recorded as redemption of Brazil investment on the Consolidated Balance Sheet. The remaining receivables due are included in receivables on the Consolidated Balance Sheet. Also included in receivables at December 31, 2015, was a $9.5 million preferred dividend from ArcelorMittal Brazil.

(2)	Included in receivables on the Consolidated Balance Sheet.
Our Coal Logistics segment provides coal handling and storage services to Murray American Coal ("Murray") and Foresight Energy LP ("Foresight"), who are the two primary customers in the Coal Logistics segment and related parties of The Cline Group, a beneficial owner of the Partnership. Sales to Murray and Foresight accounted for $53.5 million, or 4.4 percent, and $22.0 million, or 1.6 percent of the Company's sales and other operating revenue and were recorded in the Coal Logistics segment for the years ended December 31, 2016 and 2015, respectively, representing 49.6 percent and 27.1 percent of Coal Logistics revenue, including intersegment sales, in 2016 and 2015, respectively. Receivables from Murray and Foresight were $8.0 million and $7.2 million and were recorded in receivables on the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.
7. Income Taxes
The components of income (loss) before income tax expense (benefit) and loss from equity method investment are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Domestic	$52.5	$8.6	$(137.0)
Foreign	15.6	14.5	11.4
Total	$68.1	$23.1	$(125.6)

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income taxes currently payable (receivable):
U.S. federal	$2.7	$(3.1)	$3.6
State	(2.2)	(3.3)	(1.0)
Foreign	5.0	3.2	3.0
Total taxes currently payable (receivable)	5.5	(3.2)	5.6

Deferred tax expense (benefit):
U.S. federal	(1.5)	(12.7)	(58.1)
State	4.6	7.1	(6.3)
Total deferred tax expense (benefit)	3.1	(5.6)	(64.4)
Total	$8.6	$(8.8)	$(58.8)
The reconciliation of the income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) is as follows:

	Years Ended December 31,
	2016		2015		2014
	(Dollars in millions)
Income tax expense (benefit) at 35 percent U.S. statutory rate	$23.8	35.0%	$8.0	35.0%	$(43.9)	35.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests(1)	(15.6)	(23.0)%	(11.2)	(48.3)%	(8.7)	6.9%
State and other income taxes, net of federal income tax effects	1.1	1.7%	1.8	7.7%	(5.6)	4.5%
Change in valuation allowance(2)	0.4	0.6%	(8.8)	(38.0)%	11.2	(9.1)%
Impact of tax sharing agreement	—	—%	—	—%	(0.7)	0.6%
Investment in subsidiary(2)	—	—%	1.0	4.4%	(11.9)	9.5%
Coal impairment	—	—%	—	—%	2.4	(1.9)%
Prior year adjustment	(0.2)	(0.4)%	—	—%	(1.1)	0.9%
Other	(0.9)	(1.2)%	0.4	1.2%	(0.5)	0.4%
	$8.6	12.7%	$(8.8)	(38.0)%	$(58.8)	46.8%

(1)	No income tax expense is reflected in the Consolidated Statements of Operations for partnership income attributable to noncontrolling interests.

(2)
On December 22, 2014, SunCoke executed a definitive agreement to sell 100 percent of its interest in the entities that made up the Harold Keene Coal Companies. This required SunCoke to record a deferred tax asset of $11.9 million related to the outside basis difference on the Harold Keene investment. This deferred tax asset was offset by a $9.8 million valuation allowance. SunCoke canceled the definitive agreement during the third quarter of 2015. Due to the cancellation of the agreement, the deferred tax asset and the valuation allowance recorded during 2014 were reversed during 2015. The reversal of the deferred tax asset during 2015 was largely offset by a related current income tax deduction due to the determination of insolvency of the subsidiary, resulting in the net income tax benefit of $1.0 million in the investment in subsidiary line. The actual sale of the coal business, which was completed in the second quarter of 2016, had no material impact on the effective tax rate.

The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$12.2	$13.4
Black lung benefit liabilities	18.9	19.4
Share-based compensation	8.6	8.4
Federal tax credit carryforward(1)	23.2	23.0
Foreign tax credit carryforward(2)	14.0	8.9
Federal net operating loss(3)	17.2	8.2
State tax credit carryforward, net of federal income tax effects(4)	5.5	6.4
State net operating loss carryforward, net of federal income tax effects(5)	8.4	7.4
Other liabilities not yet deductible	7.8	12.0
Properties, plants and equipment	—	12.0
Total deferred tax assets	115.8	119.1
Less valuation allowance(6)	(5.9)	(5.8)
Deferred tax asset, net	109.9	113.3
Deferred tax liabilities:
Properties, plants and equipment	(0.3)	—
Investment in partnerships	(462.1)	(462.3)
Total deferred tax liabilities	(462.4)	(462.3)
Net deferred tax liability	$(352.5)	$(349.0)

(1)	Federal tax credit carryforward expires in 2032 through 2033.

(2)	Foreign tax credit carryforward expires in 2022 through 2025.

(3)	Federal net operating loss expires in 2035.

(4)	State tax credit carryforward, net of federal income tax effects expires in 2017 through 2020.

(5)	State net operating loss carryforward, net of federal income tax effects expires in 2017 through 2035.

(6)	Primarily related to state tax credit carryforward and state net operating loss carryforward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
SunCoke Energy Partners LP received a "No Adjustments" letter from the Internal Revenue Service (“IRS”) dated December 16, 2016 related to the examination for the tax year ended December 31, 2013. The statute of limitations for the tax year ended December 31, 2013 remains open to examination through September 15, 2017.
In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. See Note 24.
There were no uncertain tax positions at December 31, 2016, and 2015 and there were no interest or penalties recognized during the years ended December 31, 2016, 2015 and 2014. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

Tax Sharing Agreement with Sunoco, Inc. ("Sunoco")
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
Sunoco’s consolidated federal income tax returns have been examined by the IRS for all years through the year ended October 4, 2012, the last year for which SunCoke was included on a Sunoco consolidated federal income tax return.  Specifically related to SunCoke, the Sunoco consolidated federal income tax returns for all tax years between the years ended December 31, 2007 and October 4, 2012 remain open.  Sunoco combined state income tax returns which specifically include SunCoke entities remain open for the years ended December 31, 2009 through October 4, 2012. SunCoke is currently open to examination by the IRS for the tax years ended December 31, 2012 and forward.
As of December 31, 2016, SunCoke Energy estimates that all tax benefits have been settled under the provisions of the tax sharing agreement. SunCoke Energy will continue to monitor the full utilization of all tax attributes when the respective tax returns are filed and will, consistent with the terms of the tax sharing agreement, record additional adjustments through earnings when necessary.
8. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Coal	$49.4	$76.5
Coke	7.7	8.8
Materials, supplies and other	35.4	36.5
Total inventories	$92.5	$121.8

9. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2016	2015
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,767.1	$1,715.3
Coal logistics plant, machinery and equipment	214.4	159.4
Land and land improvements	118.7	125.8
Mining(2)	—	36.3
Construction-in-progress	33.4	106.1
Other	34.9	29.3
Gross investment, at cost	2,168.5	2,172.2
Less: Accumulated depreciation(2)	(625.9)	(590.2)
Total properties, plants and equipment, net	$1,542.6	$1,582.0

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $1,281.5 million and $1,278.3 million and accumulated depreciation of $410.4 million and $371.7 million at December 31, 2016 and December 31, 2015, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

(2)	The net book value of our coal mining assets was $1.7 million at December 31, 2015.
10. Goodwill and Other Intangible Assets
Goodwill allocated to SunCoke's reportable segments as of December 31, 2016 and 2015 and changes in the carrying amount of goodwill during the fiscal years ended December 31, 2016 and 2015 are as follows:

	Domestic Coke	Coal Logistics	Total
	(Dollars in millions)
Net balance at December 31, 2014	$3.4	$8.2	$11.6
Goodwill acquired during the period(1)	—	59.5	59.5
Net balance at December 31, 2015	$3.4	$67.7	$71.1
Adjustments(2)	—	5.8	5.8
Net balance at December 31, 2016	$3.4	$73.5	$76.9
(1) The Company acquired CMT during 2015 for total consideration of $403.1 million, of which $59.5 million was allocated to goodwill, representing the value of additional capacity and potential for future additional throughput.

(2)
During 2016, an adjustment to the acquisition date fair value of the contingent consideration liability increased the amount of the purchase price allocated to goodwill by $6.4 million. Additionally, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

The Company performed its annual goodwill impairment test as of October 1, 2016, with no indication of impairment. The fair value of the Coal Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded the carrying value of the reporting unit by approximately 6 percent. A significant portion of our coal logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and an 18 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Coal Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value. To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or

Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
The following table summarizes the components of gross and net intangible asset balances as of December 31, 2016 and December 31, 2015:

		December 31, 2016			December 31, 2015
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	6	$31.7	$9.9	$21.8	$31.7	$6.1	$25.6
Customer relationships	14	28.7	3.8	24.9	28.7	1.8	26.9
Permits	26	139.0	7.1	131.9	139.0	1.9	137.1
Trade name	2	1.2	0.8	0.4	1.2	0.6	0.6
Total		$200.6	$21.6	$179.0	$200.6	$10.4	$190.2
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.4 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $11.2 million, $5.1 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2016, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2017	$11.1
2018	11.0
2019	10.9
2020	10.7
2021	10.3
Thereafter	125.0
Total	$179.0

11. Asset Retirement Obligations
The Company has asset retirement obligations, primarily in the Domestic Coke segment, related to certain contractual obligations, mostly related to costs associated with restoring land to its original state, and may require the retirement and removal of long-lived assets from certain cokemaking properties as well as other reclamation obligations related to our former coal mining business. The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We do not have any unrecorded asset retirement obligations.
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

(Dollars in millions)
Balance at January 1, 2015	$22.2
Liabilities settled	(2.1)
Accretion expense(1)	1.4
Revisions in estimated cash flows	0.7
Balance at December 31, 2015(2)	$22.2
Liabilities settled	(0.7)
Accretion expense(1)	1.1
Disposal of coal mining liabilities(3)	(9.4)
Revisions in estimated cash flows	0.7
Balance at December 31, 2016	$13.9

(1)	Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.

(2)	Includes $5.9 million of asset retirement obligations reclassified as held for sale on our Consolidated Balance Sheets as of December 31, 2015.

(3)	In 2016, the Company completed the disposal of its coal mining business to Revelation who assumed a substantial portion of our mining reclamation obligations.
12. Retirement Benefits Plans
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
As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets, were recognized as expense. The net settlement loss of $12.6 million was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations during 2015. At December 31, 2016, there are no remaining benefit obligations or plan assets related to the defined benefit pension plan.
The Company also has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The Company amended its postretirement benefit plans during the first quarter of 2010. Effective January 1, 2011, postretirement medical benefits for future retirees were phased out or eliminated for non-mining employees with less than ten years of service. Employer costs for all those still eligible for such benefits were capped. The termination of coal mining employees triggered a curtailment gain of $4.1 million and $2.5 million in 2015 and 2014, respectively, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income.

Defined benefit plan expense (benefit) consisted of the following components:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Interest cost on benefit obligations	$—	$0.7	$1.5
Expected return on plan assets	—	(0.7)	(1.8)
Settlement loss	—	12.6	—
Amortization of:
Actuarial losses	—	0.5	0.5
Total expense (benefit)	$—	$13.1	$0.2
Postretirement benefit plans expense (benefit) consisted of the following components:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Service cost	$—	$—	$0.2
Interest cost on benefit obligations	1.3	1.3	1.5
Amortization of:
Actuarial losses	0.7	0.8	0.9
Prior service benefit	(0.7)	(1.2)	(5.6)
Curtailment gain	—	(4.1)	(2.5)
Total expense (benefit)	$1.3	$(3.2)	$(5.5)
Amortization of actuarial losses and prior service benefit for 2017 is estimated to be $0.9 million and $0.7 million, respectively, for the postretirement benefit plans.
Defined benefit plan and postretirement benefit plans expense (benefit) is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine defined benefit plan and postretirement benefit plans expense (benefit):

	Defined Benefit Plan			Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014
Discount Rate	—%	—%	4.55%	3.80%	3.45%	4.15%
Long-term expected rate of return on plan assets	—%	—%	4.90%	—%	—%	—%
The long-term expected rate of return on plan assets was estimated based on a variety of factors, including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for fixed income securities.

The following amounts were recognized as components of other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	Defined Benefit Plan			Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$—	$0.5	$0.5	$0.7	$0.8	$0.9
Prior service benefit amortization	—	—	—	(0.7)	(1.2)	(5.6)
Curtailment gain	—	—	—	—	(4.1)	(2.5)
Settlement loss	—	12.6	—	—	—	—
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	—	0.9	(3.9)	(1.8)	(1.4)	0.2
Prior service (cost) benefit(1)	—	—	(0.5)	1.5	—	—
	$—	$14.0	$(3.9)	$(0.3)	$(5.9)	$(7.0)
(1) Effective January 1, 2017, a plan change occurred resulting in Medicare-eligible disabled participants transitioning from a Company-sponsored group medical plan to a federal health care exchange plan. The Company will provide a subsidy to these participants of $3,600 per participant per year. The plan change resulted in a decrease in the benefit obligation of $1.5 million during 2016.
The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2016 and 2015, as well as the funded status at December 31, 2016 and 2015:

	Years Ended December 31,
	Defined Benefit Plan		Postretirement Benefit Plans
	2016	2015	2016	2015
	(Dollars in millions)
Benefit obligations at beginning of year(1)	$—	$39.9	$34.8	$37.1
Service cost	—	—	—	—
Interest cost	—	0.7	1.3	1.3
Actuarial (gains) losses	—	(2.5)	1.8	1.4
Plan amendments(2)	—	—	(1.5)	—
Curtailments	—	—	—	—
Benefits paid	—	(1.5)	(4.1)	(5.0)
Settlement of obligation	—	(36.6)	—	—
Benefit obligations at end of year(1)	$—	$—	$32.3	$34.8
Fair value of plan assets at beginning of year	$—	$39.8
Actual (loss) income on plan assets	—	(1.0)
Benefits paid from plan assets	—	(1.5)
Settlement of obligation	—	(36.6)
Transfer to defined contribution plan	—	(0.7)
Fair value of plan assets at end of year	$—	$—
Net liability at end of year(3)	$—	$—	$(32.3)	$(34.8)
(1) Represents both the accumulated benefit obligation and the projected benefit obligation for the defined benefit plan and the accumulated postretirement benefit obligations for the postretirement benefit plans.

(2)
Effective January 1, 2017, a plan change occurred resulting in Medicare-eligible disabled participants transitioning from a Company-sponsored group medical plan to a federal health care exchange plan. The Company will provide a subsidy to these participants of $3,600 per participant per year. The plan change resulted in a decrease in the benefit obligation of $1.5 million during 2016.

(3) Represents retirement benefit assets (liabilities), including current portion, on the Consolidated Balance Sheets. The current portion of retirement liabilities, which totaled $3.3 million and $3.5 million at December 31, 2016 and 2015, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The following table sets forth the cumulative amounts not yet recognized in net income (loss) at December 31, 2016 and 2015:

	Postretirement Benefit Plans
	2016	2015
	(Dollars in millions)
Cumulative amounts not yet recognized in net income (loss):
Actuarial losses	$11.6	$10.6
Prior service costs (benefits)	(4.1)	(3.1)
Accumulated other comprehensive loss (before related tax benefit)	$7.5	$7.5
The expected benefit payments through 2026 for the postretirement benefit plan are as follows:

Postretirement Benefit Plans
(Dollars in millions)
Year ending December 31:
2017	$3.3
2018	3.1
2019	3.0
2020	2.8
2021	2.7
2022 through 2026	10.8
The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation at December 31, 2016 and 2015, respectively (in percentages):

	Postretirement Benefit Plans
	2016	2015
Discount rate	3.65%	3.80%
The health care cost trend assumption used at December 31, 2016, to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.50 percent (7.00 percent at December 31, 2015), which is assumed to decline gradually to 5.00 percent in 2023 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have an impact of less than $0.1 million on the total of service and interest cost components of postretirement benefits expense and the accumulated postretirement benefit obligation as of December 31, 2016 and 2015.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $5.6 million, $6.5 million and $8.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

13. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2016	2015
	(Dollars in millions)
Accrued benefits	$21.4	$16.8
Current portion of postretirement benefit obligation	3.3	3.5
Other taxes payable	10.4	8.4
Accrued restructuring	1.2	4.7
Current portion of black lung liability	4.8	5.2
Accrued legal	4.4	1.9
Other	4.3	2.4
Total accrued liabilities	$49.8	$42.9
14. Debt and Financing Obligation
Total debt consisted of the following:

	December 31,
	2016	2015
	(Dollars in millions)
7.625 percent senior notes, due 2019 (“Notes”)	$44.6	$44.6
SunCoke's revolving credit facility, due 2018 ("Revolving Facility")	—	60.4
7.375 percent senior notes, due 2020 ("Partnership Notes")	463.0	552.5
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	172.0	182.0
Partnership promissory note payable, due 2021 ("Promissory Note")	113.2	114.3
Partnership's Term Loan, due 2019 ("Partnership Term Loan")	50.0	50.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	15.2	—
Total Borrowings	$858.0	$1,003.8
Original issue premium	7.5	12.1
Debt issuance costs	(11.4)	(17.1)
Total debt and financing obligation	854.1	998.8
Less: current portion of long-term debt and financing obligation	4.9	1.1
Total long-term debt and financing obligation	$849.2	$997.7
Senior Notes
The Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by each of the Company’s existing and future subsidiaries that guarantees the Company’s credit facilities. The Partnership Notes are guaranteed on a senior unsecured basis by each of the Partnership's existing and certain future subsidiaries. The Company and the Partnership may redeem some or all of their notes at specified redemption prices. If the Company or the Partnership sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Company or the Partnership must offer to purchase their notes.
During 2016, the Partnership repurchased $89.5 million face value of outstanding Partnership Notes for $65.0 million of cash payments, resulting in a gain on debt extinguishment of $25.0 million during 2016.

Revolving Facility
The Company's credit facility allows for maximum borrowing capacity under the credit agreement of $150 million. The proceeds of any borrowings made under the Revolving Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. The obligations under the credit agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a guarantee and collateral agreement.
During 2016, the Company repaid $60.4 million on the Revolving Facility. As of December 31, 2016, the Revolving Facility had letters of credit outstanding of $30.7 million and no outstanding balance, leaving $119.3 million available subject to the terms of the Credit Agreement. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.35 percent.
In February 2017, the Company extended the maturity of the revolver to December 2018 and reduced its Revolver capacity by $25.0 million to $125.0 million.
Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the Credit Agreement. The weighted-average interest rate for borrowings outstanding under the Credit Agreement was 2.8 percent and 2.3 percent during 2016 and 2015, respectively.
Partnership Revolver
The Partnership Revolver provides total aggregate commitments from lenders of $250.0 million and up to $100.0 million uncommitted incremental revolving capacity. The obligations under the Partnership Revolver are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets.
During 2016, the Partnership made net repayments of $10.0 million on the Partnership Revolver. At December 31, 2016, the Partnership Revolver had letters of credit outstanding of $1.4 million and an outstanding balance of $172.0 million, leaving $76.6 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.40 percent.
The Partnership Revolver borrowings bear interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points, based on the Partnership's consolidated leverage ratio as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 3.3 percent and 2.9 percent during 2016 and 2015, respectively.
Promissory Note
In connection with the acquisition of CMT in 2015, the Partnership assumed Raven Energy LLC's promissory note with a subsidiary of The Cline Group as the lender. The Promissory Note shall bear interest at a rate of 6.0 percent until August 12, 2018. After August 12, 2018, that rate shall be the LIBOR for the interest period then in effect plus 4.5 percent. The Partnership repaid $1.1 million of the Promissory Note during 2016. The obligations under the Promissory Note are guaranteed by the Partnership.
Partnership Term Loan
The obligations under the Partnership Term Loan are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets. The Partnership Term Loan bears interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points, based on the Partnership's consolidated leverage ratio as defined by the Partnership's credit agreement. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Term Loan was 3.2 percent and 2.9 percent during 2016 and 2015, respectively.
Partnership Financing Obligation
On July 22, 2016, the Partnership entered into a sale-leaseback arrangement of certain coke and coal logistics equipment for total proceeds of $16.2 million. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The Partnership incurred $0.2 million of debt issuance costs and repaid $1.0 million of the financing obligation during 2016. The financing obligation is guaranteed by the Partnership.

Covenants
Under the terms of the Company's credit agreement, the Company is subject to a maximum consolidated leverage ratio of 3.25 to 1.00 and a minimum consolidated interest coverage ratio of 2.75 to 1.00. Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.50 to 1.00 and a minimum consolidated interest coverage ratio of 2.50 to 1.00. The Company and Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
Under the terms of the Promissory Note, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.00:1.00 for any fiscal quarter ending prior to August 12, 2018. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.50:1.00. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of greater than 1.00:1.00.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility, Partnership Revolver, Partnership Term Loan and Promissory Note could be declared immediately due and payable. The Partnership has a cross default provision that applies to our indebtedness having a principal amount in excess of $20 million.
As of December 31, 2016, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2016, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in Millions)
2017	$4.9
2018	13.2
2019	273.1
2020	480.3
2021	86.5
2022-Thereafter	—
Total	$858.0
15. Commitments and Contingent Liabilities
Lease obligations
The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense was $8.7 million, $8.5 million and $7.9 million in 2016, 2015 and 2014, respectively. The aggregate amount of future minimum annual rental payments applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2017	$3.3
2018	3.1
2019	2.4
2020	1.4
2021	0.9
2022-Thereafter	1.3
Total	$12.4

Legal matters
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide indemnification to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending approximately $140 million to $145 million related to these projects, of which we have spent approximately $93 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership Offering, the Haverhill and Middletown Dropdown and the Granite City Dropdown are expected to be used to fund $119 million of these environmental remediation projects.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an Order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The EPA, IDEM, SunCoke Energy and Cokenergy, Inc have met regularly since those discussions commenced, and will continue to meet regularly in 2017 to attempt to work out a settlement of the NOVs and FOVS. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs/FOVs. Any such settlement likely will require payment of a penalty for alleged past violations as well as undertaking capital projects to achieve compliance, and possibly enhance reliability and environmental performance of our Indiana Harbor facility. The settlement of most NOVs and FOVs typically involves first agreeing on injunctive relief and then agreeing on any appropriate penalty in light of the violations and the scope and cost of any injunctive relief.
Over the past several years, EPA, IDEM, SunCoke Energy and Cokenergy, Inc. have focused on the nature and extent of any injunctive relief to settle the NOVs/FOVs. Despite the negotiations, the scope and cost of any such injunctive relief remains uncertain, including any part of such injunctive relief that would be performed by SunCoke Energy. Likewise, any discussions about the amount of any civil penalties that SunCoke Energy would be willing to pay in settlement of these claims in uncertain. As a result, SunCoke Energy cannot yet assess the scope or cost of any injunctive relief or potential monetary penalty. Moreover, the Company believes that it has meritorious defenses to many of the claims and that a failure to reach a settlement with the EPA regarding the NOVs and FOVs may lead to litigation in which rulings in the Company's favor on some or all of the allegations are possible. For these reasons, the Company is unable to reliably estimate a range of probable or reasonably possible loss.
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

Black Lung Benefit Liabilities
Our independent actuarial consultants annually calculate the present value of the estimated black lung liability based on actuarial models utilizing our population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims, and the total estimated black lung liability:

	December 31,
	2016	2015
Discount rate (percent)(1)	3.7%	3.9%
Active claims	349	323
Estimated black lung liability (dollars in millions)(2)	$50.2	$49.9
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A 0.25 percent decrease in the discount rate would have increased coal workers' black lung expense by $1.2 million in 2016.
(2) The current portion of the black lung liability was $4.8 million and $5.2 million at December 31, 2016 and 2015, respectively, and was included in accrued liabilities on the Consolidated Balance Sheet.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2016	2015	2014
	(dollars in millions)
Payments	$7.8	$3.8	$2.8
Expense	$8.1	$9.8	$14.3
16. Restructuring
Corporate
In 2016, 2015 and 2014, we reduced the workforce in our corporate office and incurred total charges of $0.3 million, $4.1 million and $1.4 million, respectively, in Corporate and Other. Additionally, the Company also recorded restructuring charges relating to the termination of the corporate airplane lease and in connection with the relocation of the Company's corporate headquarters from Knoxville, Tennessee to Lisle, Illinois of $0.5 million and $0.7 million in 2016 and 2014, respectively.
Employee-related costs and contract terminations are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table presents accrued corporate restructuring and related activity as of and for the years ended December 31, 2016 and 2015:

	Employee- Related Costs	Contract Terminations	Total
	(Dollars in millions)
Balance at December 31, 2014	$0.5	$1.4	$1.9
Charges	4.1	—	4.1
Cash payments	(0.7)	(1.4)	(2.1)
Balance at December 31, 2015	$3.9	$—	$3.9
Charges	0.3	0.5	0.8
Cash payments	(3.5)	—	(3.5)
Balance at December 31, 2016	$0.7	$0.5	$1.2
The corporate restructuring balance at December 31, 2016 relates to severance and contract terminations, and we expect it will all be paid in 2017.
Coal Mining
In connection with the 2014 restructuring of the Coal Mining business the Company recorded $12.5 million of employee-related restructuring costs and $6.0 million in contract termination costs within the Coal Mining segment. During 2015, the Company reduced the severance accrual by $2.3 million as a result of changes in estimates, including the relocation of certain coal employees to other areas of the business, the savings of which are included in selling, general and administrative expenses on the Consolidated Statements of Operations. During 2016, with the disposition of the coal mining business, the Company recorded an additional $0.2 million of employee-related restructuring costs.
The following table presents accrued restructuring and related activity for Coal Mining operations as of and for the years ended December 31, 2016, 2015 and 2014:

Employee- Related Costs
(Dollars in millions)
Balance at December 31, 2014	$12.5
Changes in estimates	(2.3)
Cash payments	(9.4)
Balance at December 31, 2015	$0.8
Charges	0.2
Cash payments	(1.0)
Balance at December 31, 2016	$—

17. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2014	$(9.4)	$(12.1)	$(21.5)
Other comprehensive loss before reclassifications	—	(3.1)	(3.1)
Amounts reclassified from accumulated other comprehensive income	5.2	—	5.2
Retirement benefit plans funded status adjustment	(0.4)	—	(0.4)
Net current period other comprehensive loss	4.8	(3.1)	1.7
At December 31, 2015	$(4.6)	$(15.2)	$(19.8)
Other comprehensive loss before reclassifications	—	1.0	1.0
Retirement benefit plans funded status adjustment	(0.2)	—	(0.2)
Net current period other comprehensive loss	(0.2)	1.0	0.8
At December 31, 2016	$(4.8)	$(14.2)	$(19.0)
The tax benefit associated with the Company's benefit plans as of December 31, 2016 and 2015 was $2.7 million and $2.9 million, respectively.
The Company's accumulated other comprehensive loss balance includes $9.0 million from currency translation adjustments of the investment in VISA SunCoke, which remains until the cumulative investment balance is no longer negative or the investment is disposed. The balance would be reclassified to earnings if the investment is disposed of by the Company.
The impact on net income of reclassification adjustments from accumulated other comprehensive (income) loss were as follows:

	December 31,
	2016	2015	2014
	(Dollars in millions)
Amortization of benefit plans to net income:
Actuarial loss	(0.7)	(1.3)	(1.4)
Prior service benefit	0.7	1.2	5.6
Curtailment gain	—	4.1	2.5
Settlement loss	—	(12.6)	—
Total before taxes	—	(8.6)	6.7
Income tax cost (benefit)	—	3.4	(2.7)
Total, net of tax	$—	$(5.2)	$4.0
18. Share-Based Compensation
Equity Classified Awards
Effective July 13, 2011, SunCoke Energy’s Board of Directors approved the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). The SunCoke LTPEP provides for the grant of equity-based awards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP.  All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The plan authorizes the issuance of (i) 1,600,000 shares of SunCoke Energy common stock issuable upon the adjustment of Sunoco equity awards in connection with the Separation and Distribution Agreement between Sunoco and SunCoke and (ii) up to 6,000,000 shares of SunCoke Energy common stock pursuant to new awards under the SunCoke LTPEP.

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total compensation cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized ratably over the requisite service period. The estimated forfeiture rate is analyzed on an annual basis and may be revised in subsequent periods if the actual forfeiture rate differs significantly.
Stock Options
The Company granted the following stock options during the years ended December 31, 2016, 2015 and 2014, with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2016 February grant	95,001	$3.80	$1.71
2016 March grant	90,925	$6.03	$2.78
2015 grant	593,976	$16.33	$4.87
2014 grant	407,075	$22.30	$7.86
Performance based options:
2016 February grant	58,448	$3.80	$1.06
2016 March grant	90,925	$6.03	$2.42
The stock options vest in three equal annual installments beginning one year from the date of grant. In order to become exercisable, the performance based options also require the closing price of the Company's common stock to reach or exceed $9.50 for any 15 trading days during the three-year period beginning on the grant date, which was met during 2016. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the years ended December 31, 2016, 2015 and 2014 was based on using the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk free interest rate	1.25%	1.66%	1.57%
Expected term	5 years	5 years	5 years
Volatility	52%	36%	38%
Dividend yield	—%	1.64%	—%
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

The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2016 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2015	2,702,605	$17.07	6.8	$—
Granted	335,299	$2.08
Exercised	—	$—		$—
Forfeited	(114,236)	$18.08
Outstanding at December 31, 2016	2,923,668	$15.69	6.3	$2.2
Exercisable at December 31, 2016	2,212,502	$16.65	5.5	$0.3
Expected to vest at December 31, 2016	711,166	$12.70	8.4	$1.8
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2015 and 2014 was $0.1 million and $0.9 million, respectively. No stock options were exercised during 2016.
Restricted Stock Units
During the years ended December 31, 2015 and 2014, the Company issued a total of 297,514 and 236,844 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock, respectively. No RSUs were granted during 2016. The weighted average grant date fair value was $14.51 and $22.06, in 2015 and 2014, respectively. The RSUs vest in three annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2016 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2015	484,124	16.48
Granted	—	—
Vested	(221,498)	16.78
Forfeited	(37,686)	16.22
Nonvested at December 31, 2016	224,940	16.18
Total fair value of RSUs vested was $3.7 million, $4.6 million and $2.9 million during 2016, 2015 and 2014, respectively.
Performance Share Units
The Company granted the following performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment, during the years ended December 31, 2016, 2015 and 2014 that vest on December 31, 2018, 2017 and 2016, respectively:

	ROIC Portion(1)		TSR Portion(2)		Total
	Shares	Fair Value per Share	Shares	Fair Value per Share	Grant Date Fair Value
					(Dollars in millions)
2016 February grant	105,210	$5.66	105,210	$5.81	$1.2
2016 March grant(3)	67,167	$10.51	201,500	$6.35	$2.0
2015 grant	67,135	$16.90	67,136	$18.27	$2.4
2014 grant	42,367	$22.30	42,367	$29.89	$2.2

(1)
The number of PSUs that ultimately vest will be determined by the Company's three year average pre-tax return on capital for the Company's coke and coal logistics businesses. Additionally, only applicable to the 2016 grants, if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, which was met during 2016, the pre-tax return on capital portion of the award, as adjusted, will be multiplied by two.

(2)	The number of PSUs that ultimately vest will be determined by the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600.

(3)	The final vesting value of the TSR portion of this award cannot exceed $4.9 million.
Each portion of the award may vest between zero and 200 percent of the original units granted. The fair value of the PSUs granted are based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2016 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2015	254,652	20.14
Granted	479,086	6.66
Vested	(17,178)	16.55
Forfeited	(49,847)	20.59
Nonvested at December 31, 2016	666,713	10.51
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the year ended December 31, 2016, the Company issued 198,668 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the year ended December 31, 2016 was $3.82 and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2016 was adjusted based on the closing price of our common stock on December 31, 2016 of $11.34 per share. The liability at December 31, 2016 was not material.
Cash Incentive Award
The Company also granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan ("SunCoke LTCIP"), which became effective January 1, 2016. The SunCoke LTCIP is designed to provide for performance-based, cash-settled awards. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTCIP.
The Company issued a grant date fair value award of $0.9 million during the year ended December 31, 2016 that vests on December 31, 2018. The ultimate award value will be adjusted based upon the Company's three-year average pre-tax return on capital for the Company's coke and coal logistics businesses, and if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, which was met in 2016, the award, as adjusted, will be multiplied by two, but will be capped at 200 percent of the target award.
The cash incentive award liability at December 31, 2016 was adjusted based on the Company's adjusted three year average pre-tax return on capital for the Company's coke and coal logistics businesses. The adjusted award balance was multiplied by two since the Company's common stock exceeded $9.00 per share for 15 trading days during the vesting period. The cash incentive award liability at December 31, 2016 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years ended December 31,
	2016	2015	2014	2016	2015	2014	December 31, 2016
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Recognition Period	Forfeiture Rate(2)
	(Dollars in millions)						(Dollars in millions)	(Years)	(Percent)
Equity Awards:
Stock Options	$2.1	$2.5	$4.7	$1.3	$1.6	$3.0	$0.8	0.9	16%
RSUs	2.6	4.2	3.9	1.7	2.7	2.5	$1.2	1.1	18%
PSUs	1.4	0.5	1.2	0.9	0.3	0.7	$1.9	2.0	—
Total equity awards	$6.1	$7.2	$9.8	$3.9	$4.6	$6.2
Liability Awards:
Cash RSUs	$0.7	$—	$—	$0.5	$—	$—	$1.1	2.2	18%
Cash incentive award	0.1	—	—	0.1	—	—	$0.2	2.0	16%
Total liability awards	$0.8	$—	$—	$0.6	$—	$—

(1)	Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.

(2)	Excludes awards issued to certain executive employees, which were estimated at a zero percent forfeiture rate.
The Company issued $0.4 million of share-based compensation to the Company's Board of Directors during the year ended December 31, 2016. The share-based compensation issued to the Company's Board of Directors was not material during the year ended December 31, 2015 and 2014.
19. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net income (loss) available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2016	2015	2014
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.2	65.0	68.8
Add: effect of dilutive share-based compensation awards	0.2	—	—
Weighted-average number of shares-diluted	64.4	65.0	68.8
For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share was calculated to give effect to share-based compensation awards granted using the treasury stock method.

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
	(Shares in millions)
Stock options	3.0	2.9	2.7
Restricted stock units	0.2	0.5	0.5
Performance stock units	0.2	—	0.1
Total	3.4	3.4	3.3
20. Fair Value Measurements
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $4.4 million and $15.4 million at December 31, 2016 and 2015, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price, and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at December 31, 2016 and 2015 was $4.2 million and $7.9 million, respectively, and was included in other deferred charges and liabilities on the Consolidated Balance Sheets. During 2016, the Partnership recorded an adjustment to the acquisition date fair value of the contingent consideration liability, which increased the liability and goodwill by $6.4 million. Also, during 2016, the Partnership amended the contingent consideration terms with The Cline Group. These amended terms and subsequent fair value adjustments to the contingent consideration decreased costs of products sold and operating expenses on the Consolidated Statement of Operations by $10.1 million during the year ended December 31, 2016.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).
Coal Mining Impairment
During 2014, as a result of weakening coal markets, the Company valued its coal mining assets at fair value less costs to sell under held for sale presentation. This resulted in impairment charges of $150.3 million, $92.2 million, net of tax, during 2014. The fair value was estimated utilizing a market approach, which was considered Level 2 in the fair value hierarchy. The coal mining business was subsequently divested in April 2016. See Note 5 for further details on divestiture.
India Equity Method Investment Valuation
As a result of sustained depressed market conditions, the Company recorded other-than-temporary impairment charges of the joint venture investment in the Company's India reportable segment of $19.4 million and $30.5 million in 2015 and 2014, respectively. These charges were recorded in loss from equity method investment on the Consolidated Statement of Operations and resulted in an investment balance of zero. Consequently, beginning in the fourth quarter of 2015, we no longer include the results of our share of VISA SunCoke in our consolidated financial statements. In accordance with GAAP, our share of future earnings of the joint venture will only be included in our results once the cumulative investment balance is no longer negative. The Company has no plans to make further capital contributions to this investment.
The estimated discounted cash flows in both 2014 and in 2015 utilized inputs considered to be Level 3 in the fair value hierarchy. Key assumptions in the 2014 discounted cash flow analysis included the timing and extent of future improvements in the Indian market and gross margin of $4 per ton to $24 per ton and a discount rate of 13.5 percent. Key assumptions in the 2015 discounted cash flow analysis included a 13.5 percent discount rate and estimated cash flows, which considered the timing and extent of future improvements in the Indian market, an important component of which is gross margin recovery. The continuing deterioration of market conditions resulted in forecasted gross loss of $8 per ton to a forecasted gross margin gain of $13 per ton upon market recovery. A $5 per ton change in the gross margin assumption in 2015 would have impacted the valuation of our investment by approximately $8 million. To the extent possible, the Company considered available market information and other third-party data and compared the inputs to relevant historical information during the 2014 and 2015 valuations.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2016 and 2015, the fair value of the Company’s long-term debt was estimated to be $854.4 million and $788.8 million, respectively, compared to a carrying amount of $858.0 million and $1,003.8 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
21. Business Segment Information
The Company reports its business through four segments: Domestic Coke, Brazil Coke, Coal Logistics and Coal Mining. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2023. Prior to the redemption of our Brazil Investment in 2016, the Brazil Coke segment also received an annual preferred dividend from the project company guaranteed by the Brazil subsidiary of ArcelorMittal.
Coal Logistics operations are comprised of CMT, Kanawha River Terminal, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal"), and DRT. DRT was formed to accommodate Jewell in its direct procurement of third-

party coal, beginning in 2016. Our coal logistics operations have collective capacity to mix and transload approximately 40 million tons of coal annually and provides coal handling and/or mixing services its customers, which include the Partnership's cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
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
Segment assets, net of tax are those assets that are utilized within a specific segment and exclude deferred taxes and current taxes receivable.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,097.2	$1,243.6	$1,388.3
Brazil Coke	39.5	34.0	37.0
Coal Logistics	84.7	60.8	36.2
Coal Logistics intersegment sales	23.2	20.4	18.8
Coal Mining	0.8	12.9	29.2
Coal Mining intersegment sales	22.0	101.0	136.0
Elimination of intersegment sales	(45.2)	(121.4)	(154.8)
Total sales and other operating revenue	$1,222.2	$1,351.3	$1,490.7

Adjusted EBITDA:
Adjusted EBITDA
Domestic Coke	$193.9	$210.1	$247.9
Brazil Coke	16.2	22.4	18.9
Coal Logistics	63.9	38.0	14.3
Coal Mining	(6.0)	(18.9)	(16.0)
Corporate and Other, including legacy costs, net(1)	(51.0)	(66.2)	(54.4)
Adjusted EBITDA	$217.0	$185.4	$210.7

Depreciation and amortization expense:
Domestic Coke(2)	$84.0	$81.6	$81.3
Brazil Coke	0.7	0.6	0.5
Coal Logistics(3)	24.8	14.0	7.6
Coal Mining(4)	1.6	10.1	13.9
Corporate and Other	3.1	2.8	3.0
Total depreciation and amortization expense	$114.2	$109.1	$106.3

Capital expenditures:
Domestic Coke	$44.5	$67.6	$109.2
Brazil Coke	0.1	—	0.9
Coal Logistics	17.4	6.0	2.9
Coal Mining	—	1.7	8.8
Corporate and Other	1.7	0.5	3.4
Total capital expenditures	$63.7	$75.8	$125.2

(1) Legacy costs, net include costs associated with former mining employee-related liabilities prior to the implementation of our contractor mining business and the ultimate disposal of our mining operations, net of certain royalty revenues. See details of these legacy items below.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Black lung expense	$(8.1)	$(9.8)	$(14.3)
Postretirement benefit plan (expense) benefit	(0.7)	3.6	3.7
Defined benefit plan expense	—	(13.1)	(0.2)
Workers' compensation expense	(0.6)	(2.3)	(4.6)
Other	0.4	(0.4)	0.7
Total legacy costs, net	$(9.0)	$(22.0)	$(14.7)
(2) We revised the estimated useful lives of assets in our Domestic Coke segment, primarily as a result of oven rebuild plans at our Indiana Harbor facility, resulting in additional depreciation of $10.4 million, $10.2 million and $15.6 million, or $0.13, $0.14 and $0.20 per common share from operations, during 2016, 2015 and 2014, respectively.

(3)	We revised the estimated useful lives of assets in our Coal Logistics segment, resulting in additional depreciation of $2.2 million, or $0.02, per common share from operations, during 2016.

(4)
We revised the estimated useful lives of certain assets in our Coal Mining segment as a result of the wind down of operations at of our former coal preparation plant, which resulted in additional depreciation of $4.9 million and $1.0 million, or $0.07 and $0.01 per common share, during 2015 and 2014, respectively.

The following table sets forth the Company’s segment assets:

	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Segment assets
Domestic Coke	$1,495.0	$1,534.2
Brazil Coke	32.6	58.8
Coal Logistics	515.6	532.0
Coal Mining	—	8.2
Corporate and Other	73.1	98.4
Segment assets, excluding tax assets and assets held for sale	2,116.3	2,231.6
Assets held for sale	—	12.3
Tax assets	4.6	11.6
Total Assets	$2,120.9	$2,255.5

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$1,038.2	$1,182.0	$1,323.1
Steam and electricity sales	54.3	61.5	65.7
Operating and licensing fees	39.5	34.0	37.0
Coal logistics(1)	82.9	58.8	33.9
Metallurgical coal sales	0.5	11.0	24.0
Other	6.8	4.0	7.0
Sales and other operating revenue	$1,222.2	$1,351.3	$1,490.7

(1)	CMT contributed sales and other operating revenue of $62.7 million and $28.6 million during December 31, 2016 and 2015.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, sales discounts, the expiration of certain acquired contractual obligations, and interest, taxes, depreciation and amortization and impairments attributable to our equity method investment. Prior to the expiration of our nonconventional fuel tax credits in November 2013, Adjusted EBITDA included an add-back of sales discounts related to the sharing of these credits with customers. Any adjustments to these amounts subsequent to 2013 have been included in Adjusted EBITDA.  EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$219.1	$141.1	$112.3
Subtract:
Loss on divestiture of business and impairments	14.7	—	150.3
Depreciation and amortization expense	114.2	109.1	106.3
Deferred income tax expense (benefit)	3.1	(5.6)	(64.4)
(Gain) loss on extinguishment of debt, net	(25.0)	0.5	15.4
Changes in working capital and other	52.6	26.8	6.5
Net income (loss)	$59.5	$10.3	$(101.8)
Add:
Loss on divestitures of business and impairments	$14.7	$—	$150.3
Adjustment to unconsolidated affiliate earnings(1)	—	20.8	33.5
Coal rationalization costs(2)	0.4	0.6	18.5
Depreciation and amortization expense	114.2	109.1	106.3
Interest expense, net	53.5	56.2	47.8
(Gain) loss on extinguishment of debt, net	(25.0)	0.5	15.4
Income tax expense (benefit)	8.6	(8.8)	(58.8)
Contingent consideration adjustments(3)	(10.1)	—	—
Expiration of land deposits(4)	1.9	—	—
Non-cash reversal of acquired contractual obligations(5)	(0.7)	(3.3)	—
Sales discount provided to customers due to sharing of nonconventional fuel tax credits(6)	—	—	(0.5)
Adjusted EBITDA	$217.0	$185.4	$210.7
Subtract: Adjusted EBITDA attributable to noncontrolling interest(7)	86.6	81.2	60.7
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$130.4	$104.2	$150.0

(1)
Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke. The years ended December 31, 2015 and 2014 also reflect impairments of our investment in VISA SunCoke of $19.4 million and $30.5 million, respectively. The 2015 impairment resulted in an investment balance of zero. Beginning in the fourth quarter of 2015, we no longer include the results of our share of VISA SunCoke in our consolidated financial statements.

(2)
Prior to the divestiture of the coal mining business, we incurred coal rationalization costs including employee severance, contract termination costs and other costs to idle mines during the execution of our coal rationalization plan. The year ended December 31, 2015 included $2.3 million of income related to a severance accrual adjustment.

(3)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. This amendment and subsequent fair value adjustments to the contingent consideration liability, resulted in a gain of $10.1 million recorded during the year ended December 31, 2016, which was excluded from Adjusted EBITDA.

(4)	Reflects the expiration of land deposits in Kentucky.

(5)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. These contractual performance obligations have expired without the customer requiring performance. As such, the Partnership reversed the liabilities as we no longer have any obligations under the contract.

(6)
At December 31, 2013, we had $13.6 million accrued related to sales discounts to be paid to our customer at our Granite City facility. During the first quarter of 2014, we settled this obligation for $13.1 million which resulted in a gain of $0.5 million. The gain was recorded in sales and other operating revenue on our Combined and Consolidated Statement of Operations.

(7)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.
22. Selected Quarterly Data (unaudited)

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars in millions)
Sales and other operating revenue	$310.5	$292.6	$293.7	$325.4	$323.9	$347.6	$336.2	$343.6
Gross profit(2)	$41.8	$39.6	$50.5	$69.6	$38.0	$25.2	$44.3	$36.3
Net income (loss)	$12.6	$1.0	$14.4	$31.5	$0.4	$(6.5)	$(16.5)	$32.9
Less: Net income attributable to noncontrolling interests	$16.7	$5.6	$8.3	$14.5	$4.4	$7.0	$7.0	$13.9
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.1)	$(4.6)	$6.1	$17.0	$(4.0)	$(13.5)	$(23.5)	$19.0
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic(3)	$(0.06)	$(0.07)	$0.10	$0.26	$(0.06)	$(0.21)	$(0.36)	$0.30
Diluted(3)	$(0.06)	$(0.07)	$0.10	$0.26	$(0.06)	$(0.21)	$(0.36)	$0.30
Cash dividends declared per share	$—	$—	$—	$—	$0.0585	$0.0750	$0.1500	$0.1500

(1)
The Partnership recorded deferred revenue from Coal Logistics take-or-pay billings for minimum volume shortfalls throughout 2016 and 2015, of which $31.5 million and $5.3 million was recognized into revenues in the fourth quarters of 2016 and 2015, respectively.

(2)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(3)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

23. Supplemental Condensed Consolidating Financial Information
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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2016, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries."
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$176.2	$1,049.9	$(3.9)	$1,222.2
Equity in (loss) earnings of subsidiaries	19.7	51.3	—	(71.0)	—
Other income, net	—	0.5	0.6	—	1.1
Total revenues	19.7	228.0	1,050.5	(74.9)	1,223.3
Costs and operating expenses
Cost of products sold and operating expenses	—	131.3	779.1	(3.9)	906.5
Selling, general and administrative expenses	12.9	25.5	52.9	—	91.3
Depreciation and amortization expenses	—	9.2	105.0	—	114.2
Loss on divestiture of business	—	—	14.7	—	14.7
Total costs and operating expenses	12.9	166.0	951.7	(3.9)	1,126.7
Operating (loss) income	6.8	62.0	98.8	(71.0)	96.6
Interest (income) expense, net - affiliate	—	(7.6)	7.6	—	—
Interest expense (income), net	6.0	(0.2)	47.7	—	53.5
Total interest expense (income), net	6.0	(7.8)	55.3	—	53.5
Gain on extinguishment of debt	—	—	(25.0)	—	(25.0)
Income before income tax expense and loss from equity method investment	0.8	69.8	68.5	(71.0)	68.1
Income tax (benefit) expense	(13.6)	38.7	(16.5)	—	8.6
Net income	14.4	31.1	85.0	(71.0)	59.5
Less: Net income attributable to noncontrolling interests	—	—	45.1	—	45.1
Net income attributable to SunCoke Energy, Inc.	$14.4	$31.1	$39.9	$(71.0)	$14.4
Comprehensive income	$15.2	$30.8	$86.1	$(71.8)	$60.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	45.1	—	45.1
Comprehensive income attributable to SunCoke Energy, Inc.	$15.2	$30.8	$41.0	$(71.8)	$15.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Years Ended December 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$196.8	$1,154.5	$—	$1,351.3
Equity in (loss) earnings of subsidiaries	(8.4)	34.4	—	(26.0)	—
Other (loss) income, net	—	0.4	11.0	—	11.4
Total revenues	(8.4)	231.6	1,165.5	(26.0)	1,362.7
Costs and operating expenses
Cost of products sold and operating expenses	—	150.2	948.2	—	1,098.4
Selling, general and administrative expenses	9.5	30.7	35.2	—	75.4
Depreciation and amortization expenses	—	10.4	98.7	—	109.1
Total costs and operating expenses	9.5	191.3	1,082.1	—	1,282.9
Operating (loss) income	(17.9)	40.3	83.4	(26.0)	79.8
Interest (income) expense, net - affiliate	—	(7.3)	7.3	—	—
Interest expense (income), net	8.3	(0.6)	48.5	—	56.2
Total interest expense (income), net	8.3	(7.9)	55.8	—	56.2
Loss (gain) on extinguishment of debt	1.2	—	(0.7)	—	0.5
(Loss) income before income tax expense and loss from equity method investment	(27.4)	48.2	28.3	(26.0)	23.1
Income tax (benefit) expense	(5.4)	29.6	(33.0)	—	(8.8)
Loss from equity method investment	—	—	21.6	—	21.6
Net (loss) income	(22.0)	18.6	39.7	(26.0)	10.3
Less: Net income attributable to noncontrolling interests	—	—	32.3	—	32.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(22.0)	$18.6	$7.4	$(26.0)	$(22.0)
Comprehensive (loss) income	$(20.3)	$18.4	$41.6	$(27.7)	$12.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	32.3	—	32.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(20.3)	$18.4	$9.3	$(27.7)	$(20.3)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Years Ended December 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$210.0	$1,280.7	$—	$1,490.7
Equity in earnings (loss) of subsidiaries	(101.3)	(57.4)	—	158.7	—
Other income (loss), net	(0.2)	1.6	11.7	—	13.1
Total revenues	(101.5)	154.2	1,292.4	158.7	1,503.8
Costs and operating expenses
Cost of products sold and operating expenses	—	156.0	1,056.9	—	1,212.9
Selling, general and administrative expenses	13.5	28.3	54.9	—	96.7
Depreciation and amortization expenses	—	8.4	97.9	—	106.3
Loss on impairments	—	—	150.3	—	150.3
Total costs and operating expenses	13.5	192.7	1,360.0	—	1,566.2
Operating income (loss)	(115.0)	(38.5)	(67.6)	158.7	(62.4)
Interest (income) expense, net - affiliate	—	(7.3)	7.3	—	—
Interest expense (income), net	26.3	(1.8)	23.3	—	47.8
Total interest expense (income), net	26.3	(9.1)	30.6	—	47.8
Loss on extinguishment of debt	—	—	15.4	—	15.4
Income (loss) before income tax expense and loss from equity method investment	(141.3)	(29.4)	(113.6)	158.7	(125.6)
Income tax (benefit) expense	(15.2)	29.5	(73.1)	—	(58.8)
Loss from equity method investment	—	—	35.0	—	35.0
Net income (loss)	(126.1)	(58.9)	(75.5)	158.7	(101.8)
Less: Net income attributable to noncontrolling interests	—	—	24.3	—	24.3
Net income (loss) attributable to SunCoke Energy, Inc.	$(126.1)	$(58.9)	$(99.8)	$158.7	$(126.1)
Comprehensive income (loss)	$(133.5)	$(61.1)	$(80.7)	$166.1	$(109.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	24.3	—	24.3
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$(133.5)	$(61.1)	$(105.0)	$166.1	$(133.5)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$59.7	$74.3	$—	$134.0
Receivables	—	12.2	48.5	—	60.7
Receivable from redemption of Brazilian investment	—	—	20.5	—	20.5
Inventories	—	9.0	83.5	—	92.5
Income tax receivable	17.8	—	74.3	(87.5)	4.6
Other current assets	0.2	1.8	1.8	—	3.8
Advances to affiliates	—	282.2	—	(282.2)	—
Total current assets	18.0	364.9	302.9	(369.7)	316.1
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted cash	—	—	0.5	—	0.5
Properties, plants and equipment, net	—	62.8	1,479.8	—	1,542.6
Goodwill	—	3.4	73.5	—	76.9
Other intangibles assets, net	—	2.3	176.7	—	179.0
Deferred charges and other assets	—	5.1	0.7	—	5.8
Investment in subsidiaries	542.7	688.2	—	(1,230.9)	—
Total assets	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9
Liabilities and Equity
Advances from affiliate	$184.2	$—	$98.0	$(282.2)	$—
Accounts payable	—	13.6	85.0	—	98.6
Accrued liabilities	1.7	20.5	27.6	—	49.8
Deferred revenue	—	—	2.5	—	2.5
Current portion of long-term debt and financing obligation	—	—	4.9	—	4.9
Interest payable	1.5	—	14.7	—	16.2
Income taxes payable	—	87.5	—	(87.5)	—
Total current liabilities	187.4	121.6	232.7	(369.7)	172.0
Long term-debt and financing obligation	43.5	—	805.7	—	849.2
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.3	33.1	—	45.4
Retirement benefit liabilities	—	14.1	14.9	—	29.0
Deferred income taxes	15.9	371.0	(34.4)	—	352.5
Asset retirement obligations	—	—	13.9	—	13.9
Other deferred credits and liabilities	2.8	6.4	9.8	—	19.0
Total liabilities	249.6	825.4	1,164.7	(758.7)	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,707,304 shares at December 31, 2016	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2016	(140.7)	—	—		(140.7)
Additional paid-in capital	492.1	42.1	672.2	(714.3)	492.1
Accumulated other comprehensive loss	(19.0)	(1.6)	(17.4)	19.0	(19.0)
Retained (deficit) earnings	(22.0)	349.8	185.8	(535.6)	(22.0)
Total SunCoke Energy, Inc. stockholders’ equity	311.1	390.3	840.6	(1,230.9)	311.1
Noncontrolling interests	—	—	328.8	—	328.8
Total equity	311.1	390.3	1,169.4	(1,230.9)	639.9
Total liabilities and equity	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2015
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$70.6	$52.8	$—	$123.4
Receivables	—	7.9	56.7	—	64.6
Inventories	—	5.3	116.5	—	121.8
Income taxes receivable	10.9	—	60.0	(59.3)	11.6
Other current assets	0.1	2.4	1.4	—	3.9
Advances to affiliate	—	250.9	—	(250.9)	—
Assets held for sale	—	—	0.9	—	0.9
Total current assets	11.0	337.1	288.3	(310.2)	326.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Restricted Cash	—	—	18.2	—	18.2
Investment in Brazilian cokemaking operations	—	—	41.0	—	41.0
Properties, plants and equipment, net	—	68.2	1,513.8	—	1,582.0
Goodwill	—	3.4	67.7	—	71.1
Other intangible assets, net	—	2.9	187.3	—	190.2
Deferred charges and other assets	0.2	12.5	2.7	—	15.4
Investment in subsidiaries	522.1	649.3	—	(1,171.4)	—
Long-term assets held for sale	—	—	11.4	—	11.4
Total assets	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5
Liabilities and Equity
Advances from affiliate	$105.2	$—	$145.7	$(250.9)	$—
Accounts payable	—	10.4	89.4	—	99.8
Accrued liabilities	0.1	16.4	26.4	—	42.9
Deferred Revenue	—	—	2.1	—	2.1
Current portion of long-term debt	—	—	1.1	—	1.1
Interest payable	1.5	—	17.4	—	18.9
Income taxes payable	—	59.3	—	(59.3)	—
Liabilities held for sale	—	—	0.9	—	0.9
Total current liabilities	106.8	86.1	283.0	(310.2)	165.7
Long-term debt	103.2	—	894.5	—	997.7
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.6	32.1	—	44.7
Retirement benefit liabilities	—	14.9	16.4	—	31.3
Deferred income taxes	32.3	362.4	(45.7)	—	349.0
Asset retirement obligations	—	—	16.3	—	16.3
Other deferred credits and liabilities	1.1	7.0	14.0	—	22.1
Long-term liabilities held for sale	—	—	5.9	—	5.9
Total liabilities	243.4	783.0	1,305.5	(699.2)	1,632.7
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2015	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,489,448 shares at December 31, 2015	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at December 31, 2015	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.1	62.0	664.7	(726.7)	486.1
Accumulated other comprehensive income	(19.8)	(1.3)	(18.5)	19.8	(19.8)
Retained earnings	(36.4)	318.7	145.8	(464.5)	(36.4)
Total SunCoke Energy, Inc. stockholders’ equity	289.9	379.4	792.0	(1,171.4)	289.9
Noncontrolling interests	—	—	332.9	—	332.9
Total equity	289.9	379.4	1,124.9	(1,171.4)	622.8
Total liabilities and equity	$533.3	$1,162.4	$2,430.4	$(1,870.6)	$2,255.5

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$14.4	$31.1	$85.0	$(71.0)	$59.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on divestiture of business and impairments	—	—	14.7	—	14.7
Depreciation and amortization expense	—	9.2	105.0	—	114.2
Deferred income tax (benefit) expense	(16.6)	8.7	11.0	—	3.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.5)	(1.1)	—	(2.6)
Share-based compensation expense	6.5	—	—	—	6.5
Equity in earnings of subsidiaries	(19.7)	(51.3)	—	71.0	—
Gain on extinguishment of debt	—	—	(25.0)	—	(25.0)
Changes in working capital pertaining to continuing operating activities (net of the effects of divestiture):
Receivables	—	(4.3)	8.0	—	3.7
Inventories	—	(3.7)	33.1	—	29.4
Accounts payable	—	4.6	(5.4)	—	(0.8)
Accrued liabilities	1.5	4.8	0.5	—	6.8
Deferred revenue	—	—	0.4	—	0.4
Interest payable	0.1	—	(2.8)	—	(2.7)
Income taxes	(6.9)	28.2	(14.3)	—	7.0
Accrual for black lung benefits	—	(0.7)	1.0	—	0.3
Other	2.5	9.6	(7.5)	—	4.6
Net cash (used in) provided by operating activities	(18.2)	34.7	202.6	—	219.1
Cash Flows from Investing Activities:
Capital expenditures	—	(5.7)	(58.0)	—	(63.7)
Decrease in restricted cash	—	—	17.7	—	17.7
Divestiture of coal business	—	—	(12.8)	—	(12.8)
Return of Brazilian investment	—	—	20.5	—	20.5
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(5.7)	(30.5)	—	(36.2)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(66.1)	—	(66.1)
Debt issuance costs	—	—	(0.2)	—	(0.2)
Proceeds from revolving facility	—	—	28.0	—	28.0
Repayment of revolving facility	(60.4)	—	(38.0)	—	(98.4)
Proceeds from financing obligation	—	—	16.2	—	16.2
Repayment of financing obligation	—	—	(1.0)	—	(1.0)
Cash distributions to noncontrolling interests	—	—	(49.4)	—	(49.4)
Other financing activities	(0.3)	(1.1)	—	—	(1.4)
Net increase (decrease) in advances from affiliate	78.9	(38.8)	(40.1)	—	—
Net cash provided by (used in) financing activities	18.2	(39.9)	(150.6)	—	(172.3)
Net (decrease) increase in cash and cash equivalents	—	(10.9)	21.5	—	10.6
Cash and cash equivalents at beginning of year	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of year	$—	$59.7	$74.3	$—	$134.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(22.0)	$18.6	$39.7	$(26.0)	$10.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from equity method investment	—	—	21.6	—	21.6
Depreciation and amortization expense	—	10.4	98.7	—	109.1
Deferred income tax expense (benefit)	(20.7)	14.9	0.2	—	(5.6)
Settlement loss and payments in excess of expense for pension plan	—	—	13.1	—	13.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.6)	(6.4)	—	(8.0)
Share-based compensation expense	7.2	—	—	—	7.2
Equity in loss (earnings) of subsidiaries	8.4	(34.4)	—	26.0	—
Loss on extinguishment of debt	1.2	—	(0.7)	—	0.5
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	0.1	9.4	9.3	—	18.8
Inventories	—	(1.3)	24.5	—	23.2
Accounts payable	—	(3.2)	(14.7)	—	(17.9)
Accrued liabilities	(0.2)	(2.3)	(21.8)	—	(24.3)
Deferred revenue	—	—	(4.4)	—	(4.4)
Interest payable	(6.1)	—	5.1	—	(1.0)
Income taxes	17.1	23.2	(45.9)	—	(5.6)
Accrual for black lung benefits	—	3.8	2.2	—	6.0
Other	(0.9)	(2.3)	1.3	—	(1.9)
Net cash provided by operating activities	(15.9)	35.2	121.8	—	141.1
Cash Flows from Investing Activities:
Capital expenditures	—	(11.8)	(64.0)	—	(75.8)
Acquisition of businesses, net of cash acquired	—	—	(191.7)	—	(191.7)
Increase in restricted cash	—	—	(17.7)	—	(17.7)
Net cash used in investing activities	—	(11.8)	(273.4)	—	(285.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	260.8	—	260.8
Repayment of long-term debt	(16.8)	—	(231.3)	—	(248.1)
Debt issuance costs	(0.4)	—	(5.3)	—	(5.7)
Proceeds from revolving facility	60.4	—	232.0	—	292.4
Repayment of revolving facility	—	—	(50.0)	—	(50.0)
Dividends paid	(28.0)	—	—	—	(28.0)
Cash distributions to noncontrolling interests	—	—	(43.3)	—	(43.3)
Shares repurchased	(35.7)	—	—	—	(35.7)
SunCoke Energy Partners, L.P. units repurchased	—	—	(12.8)	—	(12.8)
Other financing activities	(1.1)	—	—	—	(1.1)
Net increase (decrease) in advances from affiliate	37.5	(55.1)	17.6	—	—
Net cash (used in) provided by financing activities	15.9	(55.1)	167.7	—	128.5
Net decrease in cash and cash equivalents	—	(31.7)	16.1	—	(15.6)
Cash and cash equivalents at beginning of year	—	102.3	36.7	—	139.0
Cash and cash equivalents at end of year	$—	$70.6	$52.8	$—	$123.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
December 31, 2014
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(126.1)	$(58.9)	$(75.5)	$158.7	$(101.8)
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Loss on impairments	—	—	150.3	—	150.3
Loss from equity method investment	—	—	35.0	—	35.0
Depreciation and amortization expense	—	8.4	97.9	—	106.3
Deferred income tax expense	6.8	(7.9)	(63.3)	—	(64.4)
Payments in excess of expense for pension plan	—	—	(7.5)	—	(7.5)
Payments in excess of expense for postretirement plan benefits	—	—	(0.6)	—	(0.6)
Share-based compensation expense	9.8	—	—	—	9.8
Equity in (earnings) loss of subsidiaries	101.3	57.4	—	(158.7)	—
Loss on extinguishment of debt	—	—	15.4	—	15.4
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	(0.1)	23.7	(10.3)	—	13.3
Inventories	—	2.3	(14.9)	—	(12.6)
Accounts payable	—	0.4	(33.4)	—	(33.0)
Accrued liabilities	(0.4)	(4.7)	(2.9)	—	(8.0)
Interest payable	(6.0)	7.3	0.4	—	1.7
Income taxes	12.3	(20.5)	9.2	—	1.0
Accrual for black lung benefits	—	3.6	7.9	—	11.5
Other	5.6	(8.1)	(1.6)	—	(4.1)
Net cash (used in) provided by operating activities	3.2	3.0	106.1	—	112.3
Cash Flows from Investing Activities:
Capital expenditures	—	(5.5)	(119.7)	—	(125.2)
Net cash used in investing activities	—	(5.5)	(119.7)	—	(125.2)
Cash Flows from Financing Activities:
Proceeds from issuance of common units of SunCoke Energy Partners, L.P., net of offering costs	—	—	90.5	—	90.5
Proceeds from issuance of long-term debt	—	—	268.1	—	268.1
Repayment of long-term debt	—	—	(276.5)	—	(276.5)
Debt issuance costs	—	—	(5.8)	—	(5.8)
Proceeds from revolving facility	—	—	40.0	—	40.0
Repayment of revolving facility	—	—	(80.0)	—	(80.0)
Dividends paid	(3.8)	—	—	—	(3.8)
Cash distributions to noncontrolling interests	—	—	(32.3)	—	(32.3)
Shares repurchased	(85.1)	—	—	—	(85.1)
Other financing activities	3.2	—	—	—	3.2
Net increase (decrease) in advances from affiliate	82.5	(79.6)	(2.9)	—	—
Net cash provided by (used in) financing activities	(3.2)	(79.6)	1.1	—	(81.7)
Net (decrease) increase in cash and cash equivalents	—	(82.1)	(12.5)	—	(94.6)
Cash and cash equivalents at beginning of year	—	184.4	49.2	—	233.6
Cash and cash equivalents at end of year	$—	$102.3	$36.7	$—	$139.0

24. Subsequent Events
In January 2017, the IRS announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. The Partnership and its outside legal counsel believe that income from the Partnership's cokemaking operations will be considered qualifying income for the purpose of maintaining our Partnership status during the 10-year transition period contemplated by the final regulations. In order to be grandfathered, a partnership either must have received a private letter ruling or be engaged in the activity based on a reasonable interpretation of the statute and its legislative history. The Partnership received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income, and therefore the Partnership believes it reasonably interpreted the statute. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. The Partnership is evaluating its options for engaging with the appropriate parties to address its concerns with the scope of these final regulations.

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2016, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 required by Item 401 of Regulation S-K relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the section entitled “Proposal 1- Election of Directors” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 4, 2017 (the “Proxy Statement”). Information called for by this Item 10 required by Item 401 of Regulation S-K concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.
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
Arrangements Between SunCoke Energy and the Partnership
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. SunCoke did not provide sponsor support in the third and fourth quarter of 2016.

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

Unknown Remediation. If, prior to the fifth anniversary of the closing of the Partnership's IPO, an environmental matter that was discovered either before or after the contribution by SunCoke to the Partnership of an interest in these cokemaking facilities, is identified as requiring remediation, SunCoke shall indemnify the Partnership to the full extent of any such remediation costs, except for any liability or increase in liability resulting from changes in environmental regulations; provided, however, that, in each case, the Partnership must bear the first $5 million of such remediation costs, and SunCoke’s liability for such remediation costs will not exceed $50 million.
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
The omnibus agreement can be amended by written agreement of all parties to the agreement. However, the Partnership may not agree to any amendment or modification that would, in the reasonable discretion of its general partner, be adverse in any material respect to the holders of its common units without prior approval of the conflicts committee. So long as SunCoke controls the Partnership's general partner, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If SunCoke ceases to control the Partnership's general partner, the omnibus agreement will terminate, provided (i) the indemnification obligations described above and (ii) the Partnership's non-exclusive right to use all of SunCoke’s existing cokemaking and related technology will remain in full force and effect in accordance with their terms.
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

(a)The following documents are filed as a part of this report:
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

10.1
Credit Agreement, dated as of July 26, 2011, by and among SunCoke Energy, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Revolving Facility Syndication Agent and Term Loan Documentation Agent, Credit Suisse Securities (USA) LLC, as Term Loan Syndication Agent, and The Royal Bank of Scotland PLC and KeyBank National Association, as Revolving Facility Co-Documentation Agents (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2011, File No. 001-35243)

10.1.1
Amendment No. 1 to Credit Agreement, dated as of January 24, 2013, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.1.2
Amendment No. 2 to Credit Agreement, dated as of January 13, 2015, by and among SunCoke Energy, Inc., the several banks and other financial institutions or entities as lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1.2. to the Company's Annual Report on Form 10-K, filed on February 24, 2015, File No. 001-35243)

10.1.3
Amendment No. 3 to Credit Agreement, dated as of April 21, 2015, by and among SunCoke Energy, Inc., the banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Current Report on Form 8-K, filed on April 27, 2015, File No. 001-35243)

10.1.4
Amendment No. 4 to Credit Agreement, dated as of November 16, 2015, by and among SunCoke Energy, Inc., the banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference herein to Exhibit 10.1.4 to the Company's Annual Report on Form 10-K, filed on February 18, 2016, File No. 001-35243)

10.1.5
Amendment No. 5 to Credit Agreement, dated as of February 2, 2017, by and among SunCoke Energy, Inc., the banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017, File No. 001-35243)

10.2
Omnibus Agreement, dated January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.2.1
Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.2.2
Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference to Exhibit 10.5.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.3**
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of December 9, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.4**
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.5**
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 22, 2013 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 28, 2013, File No. 001-35243)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3*
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 15, 2017) (filed herewith)

10.5.4**
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 17, 2016) (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.5*
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 15, 2017) (filed herewith)

10.6**
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.1*
Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (effective February 15, 2017) (filed herewith)

10.7**	SunCoke Energy, Inc. Savings Restoration Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

10.7.1**
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.7.2**
Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015(incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.7.3**
Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016(incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.8**
SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of December 9, 2015 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 18, 2016, File No. 001-35243)

10.9**
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of December 9, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 18, 2016, File No. 001-35243)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12**
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2012, File No. 001-35243)

10.13†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.15†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.16.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.17†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-17302)

10.17.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.17.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.17.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.18†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2017.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2017.

Signature	Title

/s/ Frederick A. Henderson*	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Frederick A. Henderson

/s/ Fay West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ Andrew D. Africk*	Director
Andrew D. Africk

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Robert J. Darnall*	Director
Robert J. Darnall

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ Robert A. Peiser*	Director
Robert A. Peiser

/s/ John W. Rowe*	Director
John W. Rowe

/s/ James E. Sweetnam*	Director
James E. Sweetnam

* Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 16, 2017
Fay West