Form 10-Q
period 2017-03-31
SunCoke Energy, Inc.
filed 2017-04-25
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 21, 2017, there were 64,319,255 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$309.7	$311.1
Costs and operating expenses
Cost of products sold and operating expenses	234.4	239.0
Selling, general and administrative expenses	19.7	23.7
Depreciation and amortization expense	33.3	28.2
Asset impairment	—	10.7
Total costs and operating expenses	287.4	301.6
Operating income	22.3	9.5
Interest expense, net	13.7	14.0
Loss (gain) on extinguishment of debt	0.1	(20.4)
Income before income tax expense	8.5	15.9
Income tax expense	66.2	3.3
Net (loss) income	(57.7)	12.6
Less: Net (loss) income attributable to noncontrolling interests	(58.7)	16.7
Net income (loss) attributable to SunCoke Energy, Inc.	$1.0	$(4.1)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.02	$(0.06)
Diluted	$0.02	$(0.06)
Weighted average number of common shares outstanding:
Basic	64.3	64.1
Diluted	65.1	64.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Net (loss) income	$(57.7)	$12.6
Other comprehensive income:
Currency translation adjustment	0.1	0.4
Comprehensive (loss) income	(57.6)	13.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	(58.7)	16.7
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$1.1	$(3.7)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$157.2	$134.0
Receivables	62.2	60.7
Receivable from redemption of Brazilian investment	—	20.5
Inventories	111.1	92.5
Income tax receivable	5.7	4.6
Other current assets	7.8	3.8
Total current assets	344.0	316.1
Properties, plants and equipment (net of accumulated depreciation of $649.1 and $625.9 million at March 31, 2017 and December 31, 2016, respectively)	1,523.3	1,542.6
Goodwill	76.9	76.9
Other intangible assets, net	176.2	179.0
Deferred charges and other assets	5.3	6.3
Total assets	$2,125.7	$2,120.9
Liabilities and Equity
Accounts payable	$123.6	$98.6
Accrued liabilities	40.9	49.8
Deferred revenue	5.6	2.5
Current portion of long-term debt and financing obligation	6.1	4.9
Interest payable	6.7	16.2
Total current liabilities	182.9	172.0
Long-term debt and financing obligation	847.0	849.2
Accrual for black lung benefits	45.8	45.4
Retirement benefit liabilities	28.3	29.0
Deferred income taxes	418.1	352.5
Asset retirement obligations	13.9	13.9
Other deferred credits and liabilities	18.5	19.0
Total liabilities	1,554.5	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,796,912 and 71,707,304 shares at March 31, 2017 and December 31, 2016, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at March 31, 2017 and December 31, 2016, respectively	(140.7)	(140.7)
Additional paid-in capital	493.6	492.1
Accumulated other comprehensive loss	(18.9)	(19.0)
Retained deficit	(21.3)	(22.0)
Total SunCoke Energy, Inc. stockholders’ equity	313.4	311.1
Noncontrolling interests	257.8	328.8
Total equity	571.2	639.9
Total liabilities and equity	$2,125.7	$2,120.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(57.7)	12.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment	—	10.7
Depreciation and amortization expense	33.3	28.2
Deferred income tax expense	65.8	3.2
Payments in excess of expense for postretirement plan benefits	(0.7)	(0.6)
Share-based compensation expense	1.6	1.7
Loss (gain) on extinguishment of debt	0.1	(20.4)
Changes in working capital pertaining to operating activities (net of the effects of held for sale working capital):
Receivables	(1.5)	(7.0)
Inventories	(18.6)	14.2
Accounts payable	26.4	(5.8)
Accrued liabilities	(8.9)	0.2
Deferred revenue	3.1	9.2
Interest payable	(9.5)	(11.6)
Income taxes	(1.1)	(0.6)
Other	(2.8)	(4.6)
Net cash provided by operating activities	29.5	29.4
Cash Flows from Investing Activities:
Capital expenditures	(12.7)	(13.8)
Decrease in restricted cash	0.1	7.9
Return of Brazilian investment	20.5	—
Other investing activities	—	0.6
Net cash provided by (used in) investing activities	7.9	(5.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	(0.3)	(32.9)
Repayment of financing obligation	(0.6)	—
Proceeds from revolving credit facility	10.0	20.0
Repayment of revolving credit facility	(10.0)	(20.0)
Debt issuance costs	(0.6)	—
Cash distribution to noncontrolling interests	(12.4)	(12.3)
Other financing activities	(0.3)	(0.5)
Net cash used in financing activities	(14.2)	(45.7)
Net increase (decrease) in cash and cash equivalents	23.2	(21.6)
Cash and cash equivalents at beginning of period	134.0	123.4
Cash and cash equivalents at end of period	$157.2	$101.8
Supplemental Disclosure of Cash Flow Information
Interest paid	$22.6	$26.4
Income taxes paid, net of refunds of $0.1 million in 2017 and no refunds in 2016	$1.5	$0.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9
Net income (loss)	—	—	—	—	—	—	1.0	1.0	(58.7)	(57.7)
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(12.4)	(12.4)
Share-based compensation expense	—	—	—	—	1.5	—	—	1.5	0.1	1.6
Share-issuances, net of shares withheld for taxes	89,608		—	—	(0.3)	—	—	(0.3)	—	(0.3)
Cumulative effect from adoption of ASU 2016-09	—	—	—	—	0.3	—	(0.3)	—	—	—
At March 31, 2017	71,796,912	$0.7	7,477,657	$(140.7)	$493.6	$(18.9)	$(21.3)	$313.4	$257.8	$571.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” "we," "our" and "us") is an independent owner and operator of five cokemaking facilities in the United States ("U.S."), which consists of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. Internationally, we operate a cokemaking facility in Brazil.
Additionally, we own and operate a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. Our coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal, LLC ("DRT").
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At March 31, 2017, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Until April 2016, when the business was disposed of, we also controlled coal mining operations in Virginia and West Virginia.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is permitted on a limited basis. Our implementation team has gained an understanding of the standard’s revenue recognition model and is completing the analysis and documentation of our contract details for impacts under the new revenue recognition model. Based on the current status of our assessment, we expect the timing of our revenue recognition to generally remain the same under the new standard on an annual basis. Deferred revenue at Convent Marine Terminal may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Company expects to adopt this standard on January 1, 2018 using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires the use of a modified retrospective transition method. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Company expects to adopt this standard on January 1, 2019.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Inventories
The components of inventories were as follows:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
Coal	$66.3	$49.4
Coke	8.9	7.7
Materials, supplies and other	35.9	35.4
Total inventories	$111.1	$92.5
3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Coal Logistics segments was $3.4 million and $73.5 million, respectively, at both March 31, 2017 and December 31, 2016.
The components of intangible assets were as follows:

		March 31, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	6	$31.7	$10.9	$20.8	$31.7	$9.9	$21.8
Customer relationships	14	28.7	4.3	24.4	28.7	3.8	24.9
Permits	25	139.0	8.3	130.7	139.0	7.1	131.9
Trade name	2	1.2	0.9	0.3	1.2	0.8	0.4
Total		$200.6	$24.4	$176.2	$200.6	$21.6	$179.0
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 4.2 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $2.8 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. However, the Final Regulations include a transition period for activities that were reasonably interpreted to be qualifying income and carried on by publicly traded partnerships prior to the Final Regulations. The Partnership previously received a will-level opinion from its counsel, Vinson & Elkins LLP, that the Partnership's cokemaking operations generated qualifying income prior to the Final Regulations. Therefore, the Partnership believes it had a reasonable basis to conclude its cokemaking operations were considered qualifying income before the issuance of the new regulations and as such expects to maintain its treatment as a partnership through the transition period. Cokemaking entities in the Partnership will become taxable as corporations on January 1, 2028, after the transition period ends.
As a result of the Final Regulations discussed above, the Partnership recorded deferred income tax expense of $148.6 million for the three months ended March 31, 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable.  As the Company consolidates the Partnership, this entire deferred tax expense was recognized during the first quarter of 2017. However, the Company had already recorded $84.4 million of the deferred tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. Therefore, the net impact to the Company’s deferred tax expense was $64.2 million during the three months ended March 31, 2017. This incremental tax impact is solely attributable to Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, the Final Regulations have no impact to net income attributable to the Company.
The Company recorded income tax expense of $66.2 million during the three months ended March 31, 2017 driven primarily by the Final Regulations, discussed above. The Company recorded income tax expense of $3.3 million for the three months ended March 31, 2016, resulting in an effective tax rate of 20.8 percent, as compared to the 35.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships, partially offset by income tax expense of $0.8 million related to the reversal of the deferred tax asset for equity compensation previously recorded.
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
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
Accrued benefits	$12.8	$21.4
Current portion of postretirement benefit obligation	3.3	3.3
Other taxes payable	12.2	10.4
Current portion of black lung liability	4.8	4.8
Accrued legal	4.0	4.4
Other	3.8	5.5
Total accrued liabilities	$40.9	$49.8

6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
7.625 percent senior notes, due 2019 ("Notes")	$44.6	$44.6
SunCoke's revolving credit facility, due 2018 ("Revolving Facility")	—	—
7.375 percent senior notes, due 2020 (“Partnership Notes”)	463.0	463.0
Partnership's revolving credit facility, due 2019 ("Partnership Revolver")	172.0	172.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	112.9	113.2
Partnership's term loan, due 2019 ("Partnership Term Loan")	50.0	50.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	14.6	15.2
Total borrowings	857.1	858.0
Original issue premium	6.9	7.5
Debt issuance costs	(10.9)	(11.4)
Total debt and financing obligation	853.1	854.1
Less: current portion of long-term debt and financing obligation	6.1	4.9
Total long-term debt and financing obligation	$847.0	$849.2
Revolving Facility
In February 2017, the Company extended the maturity of its Revolving Facility to December 2018 and reduced its capacity by $25.0 million to $125.0 million, resulting in $0.6 million of additional debt issuance costs related to these amendments during the first quarter of 2017. As of March 31, 2017, the Revolving Facility had letters of credit outstanding of $29.3 million and no outstanding balance, leaving $95.7 million available.
Partnership Revolver
As of March 31, 2017, the Partnership had $1.4 million of letters of credit outstanding and an outstanding balance of $172.0 million, leaving $76.6 million available.
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
As of March 31, 2017, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

7. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The expense from these plans consisted of the following components:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3
Amortization of:
Actuarial losses	0.2	0.2
Prior service benefit	(0.2)	(0.2)
Total expense	$0.3	$0.3
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. These contributions amounted to $1.6 million for the three months ended March 31, 2017 and 2016, respectively.
8. Commitments and Contingent Liabilities
Legal Matters
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide indemnification to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency (the “EPA”) issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending between approximately $140 million and $145 million related to these projects, of which we have spent approximately $96 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that the Partnership spends on these projects in excess of the $119 million will be reimbursed by the Company.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After initial discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The EPA, IDEM, SunCoke Energy and Cokenergy, Inc have met regularly since those discussions commenced, and will continue to meet regularly in 2017 to attempt to agree upon a settlement of the NOVs and FOVs. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs/FOVs. Any such settlement likely will require payment of a penalty for alleged past violations as well as undertaking capital projects to achieve compliance, and possibly enhance reliability and environmental performance of our Indiana Harbor facility. The settlement of most NOVs and FOVs typically involves first agreeing on injunctive relief and then agreeing on any appropriate penalty in light of the violations and the scope and cost of any injunctive relief.
Over the past several years, EPA, IDEM, SunCoke Energy and Cokenergy, Inc. have focused on the nature and extent of any injunctive relief to settle the NOVs/FOVs. Despite the negotiations, the scope and cost of any such injunctive relief remains uncertain, including any part of such injunctive relief that would be performed by SunCoke Energy. Likewise, any discussions about the amount of any civil penalties that SunCoke Energy would be willing to pay in settlement of these claims is uncertain. As a result, SunCoke Energy cannot yet assess the scope or cost of any injunctive relief or potential monetary penalty. Moreover, the Company believes that it has meritorious defenses to many of the claims and that a failure to reach a settlement with the EPA regarding the NOVs and FOVs may lead to litigation in which rulings in the Company's favor on some or all of the allegations are possible. For these reasons, the Company is unable to reliably estimate a range of probable or reasonably possible loss.
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
Our independent actuarial consultants annually calculate the present value of the estimated black lung liability based on actuarial models utilizing our population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $50.6 million and $50.2 million as of March 31, 2017 and December 31, 2016, respectively, of which $4.8 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
9. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2017, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
The Company granted the following stock options during the three months ended March 31, 2017 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	84,332	$9.85	$5.17
Performance based options	80,595	$9.85	$4.55
The stock options vest in three equal annual installments beginning one year from the date of grant. In order to become exercisable, the performance based options also require the closing price of the Company's common stock to reach or exceed $14.78, or 150 percent of $9.85, for any 15 trading days during the three year period beginning on the grant date. The stock options expire ten years from the date of grant.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2017 was based on using the following weighted-average assumptions:

Three Months Ended March 31, 2017
Risk-free interest rate	2%
Expected term	6 years
Volatility	54%
Dividend yield	—%
The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The expected term of the employee options represent the average contractual term adjusted by the average vesting period of each option tranche. We used a blended expected volatility assumption that incorporates 90 percent historical volatility and 10 percent implied volatility. The historical volatility is calculated based on our historical daily stock returns over the options' expected term. The implied volatility is calculated based on our near-the-money call options traded over the 90-day period preceding the valuation date. The dividend yield assumption is based on the Company’s expectation of dividend payouts at the time of grant.
Restricted Stock Units Settled in Shares
The Company issued 22,628 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the three months ended March 31, 2017. The weighted average grant date fair value was $9.85 per share. The RSUs vest in three annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the three months ended March 31, 2017 that vest on December 31, 2019:

	Shares	Fair Value per Share

PSUs(1)(2)	237,610	$11.40

(1)
The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA performance measure and the Company's three year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.

(2)
The number of PSU's ultimately awarded will be determined by the above performance versus targets and the Company's three year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout between 50 percent and 150 percent of the Company's final performance measure results.

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2017 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2017, the Company issued 93,364 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2017 was $9.85 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability at March 31, 2017 was adjusted based on the closing price of our common stock on March 31, 2017 of $8.96 per share. The liability at March 31, 2017 was not material.

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
The Company issued a grant date fair value award of $0.7 million during the three months ended March 31, 2017 that vest on December 31, 2019. The awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three year average per-tax return on capital for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
The cash incentive award liability at March 31, 2017 was adjusted based on the Company's three year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at March 31, 2017 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over:

	Three months ended March 31,
	2017	2016	March 31, 2017
	Compensation Expense(1)		Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
Stock Options	$0.6	$0.5	$1.1	1.4
RSUs	0.4	0.9	$1.0	1.4
PSUs	0.4	0.2	$4.7	2.7
Total equity awards	$1.4	$1.6
Liability Awards:
Cash RSUs	$—	$—	$1.7	2.2
Cash incentive award	0.1	—	$0.9	2.6
Total liability awards	$0.1	$—

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.2 million and $0.1 million of shared-based compensation to the Company's and the Partnership's Board of Directors during the three months ended March 31, 2017 and 2016, respectively.

10. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2017	2016

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.3	64.1
Add: Effect of dilutive share-based compensation awards	0.8	—
Weighted-average number of shares-diluted	65.1	64.1
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016

	(Shares in millions)
Stock options	2.8	3.0
Restricted stock units	—	0.4
Performance stock units	—	0.2
Total	2.8	3.6
11. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2016	$(4.8)	$(14.2)	$(19.0)
Other comprehensive income	—	0.1	0.1
At March 31, 2017	$(4.8)	$(14.1)	$(18.9)
Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Amortization of postretirement benefit plan items to net income:
Actuarial loss(2)	$0.2	$0.2
Prior service benefit(2)	(0.2)	(0.2)
Total expense before taxes	—	—
Less income tax benefit	—	—
Total expense, net of tax	$—	$—

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit). See Note 7.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $4.8 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at both March 31, 2017 and December 31, 2016 was $4.2 million and was included in other deferred charges and liabilities on the Consolidated Balance Sheets.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2017 and December 31, 2016, the fair value of the Company’s total debt was estimated to be $860.8 million and $854.4 million, respectively, compared to a carrying amount of $857.1 million and $858.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
13. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Coal Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal, AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2023.

Coal Logistics operations are comprised of CMT, located in Louisiana, Kanawha River Terminals, LLC, located in West Virginia, SunCoke Lake Terminal, LLC, located in Indiana, and Dismal River Terminal, LLC, located in Virginia adjacent to our Jewell cokemaking facility. Our coal logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal annually and provides coal handling and/or mixing services to its customers, which include the Partnership's cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which also includes activity from our legacy coal mining business, which was historically presented as a reportable segment. Prior year periods have been recasted to reflect current presentation.
Segment assets, net of tax are those assets utilized within a specific segment and exclude deferred taxes and current tax receivables.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$278.7	$289.0
Brazil Coke	10.8	7.7
Coal Logistics	20.2	13.0
Coal Logistics intersegment sales	5.1	5.2
Corporate and Other(1)	—	1.4
Corporate and Other intersegment sales(1)	—	21.3
Elimination of intersegment sales	(5.1)	(26.5)
Total sales and other operating revenue	$309.7	$311.1

Adjusted EBITDA:
Domestic Coke	$49.7	$54.3
Brazil Coke	4.4	2.3
Coal Logistics	13.1	5.9
Corporate and Other(2)	(11.6)	(18.7)
Total Adjusted EBITDA	$55.6	$43.8

Depreciation and amortization expense:
Domestic Coke	$26.6	$20.3
Brazil Coke	0.2	0.2
Coal Logistics	6.1	5.4
Corporate and Other	0.4	2.3
Total depreciation and amortization expense	$33.3	$28.2

Capital expenditures:
Domestic Coke	$12.0	$10.0
Coal Logistics	0.6	3.4
Corporate and Other	0.1	0.4
Total capital expenditures	$12.7	$13.8

(1)	Corporate and Other revenues related to our legacy coal mining business.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $3.5 million and $6.3 million during the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the Company's segment assets:

	March 31, 2017	December 31, 2016

	(Dollars in millions)
Segment assets
Domestic Coke	$1,500.1	$1,495.0
Brazil Coke	10.2	32.6
Coal Logistics	511.6	515.6
Corporate and Other	98.1	73.1
Segment assets, excluding tax assets	2,120.0	2,116.3
Tax assets	5.7	4.6
Total assets	$2,125.7	$2,120.9
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$264.1	$273.3
Steam and electricity sales	13.7	14.9
Operating and licensing fees	10.8	7.7
Coal logistics	18.1	12.6
Other	3.0	2.6
Sales and other operating revenue	$309.7	$311.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016(1)
	(Dollars in millions)
Net cash provided by operating activities	$29.5	$29.4
Subtract:
Asset impairment	—	10.7
Depreciation and amortization expense	33.3	28.2
Deferred income tax expense	65.8	3.2
Loss (gain) on extinguishment of debt	0.1	(20.4)
Changes in working capital and other	(12.0)	(4.9)
Net (loss) income	$(57.7)	$12.6
Add:
Coal rationalization income, net(2)	—	(0.9)
Depreciation and amortization expense	33.3	28.2
Interest expense, net	13.7	14.0
Loss (gain) on extinguishment of debt	0.1	(20.4)
Income tax expense	66.2	3.3
Asset impairment	—	10.7
Contingent consideration adjustments(3)	—	(3.7)
Adjusted EBITDA	$55.6	$43.8
Subtract: Adjusted EBITDA attributable to noncontrolling interest(4)	21.6	20.3
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$34.0	$23.5

(1)
In response to the SEC’s May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA no longer includes Coal Logistics deferred revenue until it is recognized as GAAP revenue. As such, Adjusted EBITDA for the three months ended March 31, 2016 has been recast from previously reported results to exclude Coal Logistics' deferred revenue.

(2)
Prior to the divestiture of our coal mining business, the Company incurred coal rationalization (income) costs including employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan. The first quarter of 2016 includes a gain of $1.5 million on the divestiture of certain coal mining permits and related reclamation obligations.

(3)
The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. These amendments resulted in a gain of $3.7 million recorded during the three months ended March 31, 2016, which was excluded from Adjusted EBITDA.

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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2016, less than 25 percent of net assets were restricted. Additionally certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during 2017.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$50.9	$259.9	$(1.1)	$309.7
Equity in earnings (loss) of subsidiaries	4.3	(82.5)	—	78.2	—
Total revenues, net of equity earnings (loss) of subsidiaries	4.3	(31.6)	259.9	77.1	309.7
Costs and operating expenses
Cost of products sold and operating expense	—	36.9	198.6	(1.1)	234.4
Selling, general and administrative expense	2.1	5.1	12.5	—	19.7
Depreciation and amortization expense	—	2.0	31.3	—	33.3
Total costs and operating expenses	2.1	44.0	242.4	(1.1)	287.4
Operating income (loss)	2.2	(75.6)	17.5	78.2	22.3
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense (income), net	1.3	(0.2)	12.6	—	13.7
Total interest expense (income), net	1.3	(2.0)	14.4	—	13.7
Loss on extinguishment of debt	0.1	—	—	—	0.1
Income (loss) before income tax expense	0.8	(73.6)	3.1	78.2	8.5
Income tax (benefit) expense	(0.2)	(81.2)	147.6	—	66.2
Net income (loss)	1.0	7.6	(144.5)	78.2	(57.7)
Less: Net loss attributable to noncontrolling interests	—	—	(58.7)	—	(58.7)
Net income (loss) attributable to SunCoke Energy, Inc.	$1.0	$7.6	$(85.8)	$78.2	$1.0
Comprehensive income (loss)	$1.1	$7.6	$(144.4)	$78.1	$(57.6)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(58.7)	—	(58.7)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$1.1	$7.6	$(85.7)	$78.1	$1.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three months ended March 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$42.7	$269.4	$(1.0)	$311.1
Equity in earnings of subsidiaries	0.7	11.3	—	(12.0)	—
Total revenues, net of equity earnings (loss) of subsidiaries	0.7	54.0	269.4	(13.0)	311.1
Costs and operating expenses
Cost of products sold and operating expenses	—	33.9	206.1	(1.0)	239.0
Selling, general and administrative expenses	3.0	8.9	11.8	—	23.7
Depreciation and amortization expense	—	2.2	26.0	—	28.2
Asset impairment	—	—	10.7	—	10.7
Total costs and operating expenses	3.0	45.0	254.6	(1.0)	301.6
Operating (loss) income	(2.3)	9.0	14.8	(12.0)	9.5
Interest (income) expense, net - affiliate	—	(2.0)	2.0	—	—
Interest expense, net	1.5	—	12.5	—	14.0
Total interest expense (income), net	1.5	(2.0)	14.5	—	14.0
Gain on extinguishment of debt	—	—	(20.4)	—	(20.4)
(Loss) income before income tax expense (benefit)	(3.8)	11.0	20.7	(12.0)	15.9
Income tax expense (benefit)	0.3	6.1	(3.1)	—	3.3
Net (loss) income	(4.1)	4.9	23.8	(12.0)	12.6
Less: Net income attributable to noncontrolling interests	—	—	16.7	—	16.7
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.1)	$4.9	$7.1	$(12.0)	$(4.1)
Comprehensive (loss) income	$(3.7)	$4.9	$24.2	$(12.4)	$13.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	16.7	—	16.7
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(3.7)	$4.9	$7.5	$(12.4)	$(3.7)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2017
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$87.1	$70.1	$—	$157.2
Receivables	—	14.5	47.7	—	62.2
Inventories	—	10.8	100.3	—	111.1
Income tax receivable	—	—	76.3	(70.6)	5.7
Other current assets	—	3.9	3.9	—	7.8
Advances to affiliate		246.6	—	(246.6)	—
Total current assets	—	362.9	298.3	(317.2)	344.0
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	61.3	1,462.0	—	1,523.3
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	2.1	174.1	—	176.2
Deferred charges and other assets	—	4.2	1.1	—	5.3
Investment in subsidiaries	547.1	723.9	—	(1,271.0)	—
Total assets	$547.1	$1,246.8	$2,309.0	$(1,977.2)	$2,125.7
Liabilities and Equity
Advances from affiliate	$166.5	$—	$80.1	$(246.6)	$—
Accounts payable	—	16.9	106.7	—	123.6
Accrued liabilities	0.7	13.0	27.2	—	40.9
Deferred revenue	—	—	5.6	—	5.6
Current portion of long-term debt and financing obligation	—	—	6.1	—	6.1
Interest payable	0.5	—	6.2	—	6.7
Income taxes payable	4.2	66.4	—	(70.6)	—
Total current liabilities	171.9	96.3	231.9	(317.2)	182.9
Long-term debt and financing obligation	43.3	—	803.7	—	847.0
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.6	33.2	—	45.8
Retirement benefit liabilities	—	13.9	14.4	—	28.3
Deferred income taxes	15.9	286.4	115.8	—	418.1
Asset retirement obligations	—	—	13.9	—	13.9
Other deferred credits and liabilities	2.6	6.0	9.9	—	18.5
Total liabilities	233.7	715.2	1,311.8	(706.2)	1,554.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2017	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,796,912 shares at March 31, 2017	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at March 31, 2017	(140.7)	—	—	—	(140.7)
Additional paid-in capital	493.6	175.8	656.6	(832.4)	493.6
Accumulated other comprehensive (loss) income	(18.9)	(1.6)	(17.2)	18.8	(18.9)
Retained (deficit) earnings	(21.3)	357.4	100.0	(457.4)	(21.3)
Total SunCoke Energy, Inc. stockholders’ equity	313.4	531.6	739.4	(1,271.0)	313.4
Noncontrolling interests	—	—	257.8	—	257.8
Total equity	313.4	531.6	997.2	(1,271.0)	571.2
Total liabilities and equity	$547.1	$1,246.8	$2,309.0	$(1,977.2)	$2,125.7

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$59.7	$74.3	$—	$134.0
Receivables	—	12.2	48.5	—	60.7
Receivable from redemption of investment in Brazil	—	—	20.5	—	20.5
Inventories	—	9.0	83.5	—	92.5
Income tax receivable	17.8	—	74.3	(87.5)	4.6
Other current assets	0.2	1.8	1.8	—	3.8
Advances to affiliate	—	282.2	—	(282.2)	—
Total current assets	18.0	364.9	302.9	(369.7)	316.1
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	62.8	1,479.8	—	1,542.6
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	2.3	176.7	—	179.0
Deferred charges and other assets	—	5.1	1.2	—	6.3
Investment in subsidiaries	542.7	688.2	—	(1,230.9)	—
Total assets	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9
Liabilities and Equity
Advances from affiliate	$184.2	$—	$98.0	$(282.2)	$—
Accounts payable	—	13.6	85.0	—	98.6
Accrued liabilities	1.7	20.5	27.6	—	49.8
Deferred revenue	—	—	2.5	—	2.5
Current portion of long-term debt and financing obligation	—	—	4.9	—	4.9
Interest payable	1.5	—	14.7	—	16.2
Income taxes payable	—	87.5	—	(87.5)	—
Total current liabilities	187.4	121.6	232.7	(369.7)	172.0
Long-term debt and financing obligation	43.5	—	805.7	—	849.2
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.3	33.1	—	45.4
Retirement benefit liabilities	—	14.1	14.9	—	29.0
Deferred income taxes	15.9	371.0	(34.4)	—	352.5
Asset retirement obligations	—	—	13.9	—	13.9
Other deferred credits and liabilities	2.8	6.4	9.8	—	19.0
Total liabilities	249.6	825.4	1,164.7	(758.7)	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,707,304 shares at December 31, 2016	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2016	(140.7)	—	—	—	(140.7)
Additional paid-in capital	492.1	42.1	672.2	(714.3)	492.1
Accumulated other comprehensive (loss) income	(19.0)	(1.6)	(17.4)	19.0	(19.0)
Retained (deficit) earnings	(22.0)	349.8	185.8	(535.6)	(22.0)
Total SunCoke Energy, Inc. stockholders’ equity	311.1	390.3	840.6	(1,230.9)	311.1
Noncontrolling interests	—	—	328.8	—	328.8
Total equity	311.1	390.3	1,169.4	(1,230.9)	639.9
Total liabilities and equity	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$1.0	$7.6	$(144.5)	$78.2	$(57.7)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	2.0	31.3	—	33.3
Deferred income tax (benefit) expense	—	(84.4)	150.2	—	65.8
Payments in excess of expense for postretirement plan benefits	—	(0.2)	(0.5)	—	(0.7)
Share-based compensation expense	1.5	—	0.1	—	1.6
Equity in (loss) earnings of subsidiaries	(4.3)	82.5	—	(78.2)	—
Loss on extinguishment of debt	0.1	—	—	—	0.1
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	(2.3)	0.8	—	(1.5)
Inventories	—	(1.8)	(16.8)	—	(18.6)
Accounts payable	—	3.7	22.7	—	26.4
Accrued liabilities	(1.0)	(7.5)	(0.4)	—	(8.9)
Deferred revenue	—	—	3.1	—	3.1
Interest payable	(1.0)	—	(8.5)	—	(9.5)
Income taxes	22.2	(21.3)	(2.0)	—	(1.1)
Other	0.2	(1.4)	(1.6)	—	(2.8)
Net cash (used in) provided by operating activities	18.7	(23.1)	33.9	—	29.5
Cash Flows from Investing Activities:
Capital expenditures	—	(0.8)	(11.9)	—	(12.7)
Decrease in restricted cash	—	—	0.1	—	0.1
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash (used in) provided by investing activities	—	(0.8)	8.7	—	7.9
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(0.3)	—	(0.3)
Repayment of financing obligation	—	—	(0.6)	—	(0.6)
Proceeds from revolving facility	—	—	10.0	—	10.0
Repayment of revolving facility	—	—	(10.0)	—	(10.0)
Debt issuance costs	(0.6)	—	—	—	(0.6)
Cash distribution to noncontrolling interests	—	—	(12.4)	—	(12.4)
Other financing activities	(0.3)	—	—	—	(0.3)
Net increase (decrease) in advances from affiliate	(17.8)	51.3	(33.5)	—	—
Net cash provided by (used in) financing activities	(18.7)	51.3	(46.8)	—	(14.2)
Net increase (decrease) in cash and cash equivalents	—	27.4	(4.2)	—	23.2
Cash and cash equivalents at beginning of period	—	59.7	74.3	—	134.0
Cash and cash equivalents at end of period	$—	$87.1	$70.1	$—	$157.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(4.1)	$4.9	$23.8	$(12.0)	$12.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset impairment	—	—	10.7	—	10.7
Depreciation and amortization expense	—	2.2	26.0	—	28.2
Deferred income tax expense (benefit)	0.3	5.7	(2.8)	—	3.2
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(0.3)	(0.3)	—	(0.6)
Share-based compensation expense	1.7	—	—	—	1.7
Equity in (loss) earnings of subsidiaries	(0.7)	(11.3)	—	12.0	—
Gain on extinguishment of debt	—	—	(20.4)	—	(20.4)
Changes in working capital pertaining to operating activities (net of the effects of acquisition):
Receivables	—	(0.8)	(6.2)	—	(7.0)
Inventories	—	0.2	14.0	—	14.2
Accounts payable	—	(0.5)	(5.3)	—	(5.8)
Accrued liabilities	0.1	0.3	(0.2)	—	0.2
Deferred revenue	—	—	9.2	—	9.2
Interest payable	(0.8)	—	(10.8)	—	(11.6)
Income taxes payable	—	0.1	(0.7)	—	(0.6)
Other	1.4	2.6	(8.6)	—	(4.6)
Net cash (used in) provided by operating activities	(2.1)	3.1	28.4	—	29.4
Cash Flows from Investing Activities:
Capital expenditures	—	(1.9)	(11.9)	—	(13.8)
Decrease in restricted cash	—	—	7.9	—	7.9
Other investing activities	—	—	0.6	—	0.6
Net cash used in investing activities	—	(1.9)	(3.4)	—	(5.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(32.9)	—	(32.9)
Proceeds from revolving facility	—	—	20.0	—	20.0
Repayments of revolving facility	—	—	(20.0)	—	(20.0)
Cash distribution to noncontrolling interests	—	—	(12.3)	—	(12.3)
Other financing activities	(0.5)	—	—	—	(0.5)
Net increase (decrease) in advances from affiliates	2.6	(10.7)	8.1	—	—
Net cash provided by (used in) financing activities	2.1	(10.7)	(37.1)	—	(45.7)
Net decrease in cash and cash equivalents	—	(9.5)	(12.1)	—	(21.6)
Cash and cash equivalents at beginning of period	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of period	$—	$61.1	$40.7	$—	$101.8

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item, and Note 13 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 50 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process. Coke is generally produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customers.
All of our U.S. coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately seven years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel under limited circumstances and provided that AK Steel has given at least two years prior notice of its intention to terminate the agreements and certain other conditions are met. No other coke sales contract has an early termination clause.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have continued to see increases in steel pricing and positive signals on trade and infrastructure during the first quarter of 2017. Despite the improved market trends over the last year, AK Steel and United States Steel Corporation ("U.S. Steel") have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. While market challenges remain, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements.

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

(2)
We hold a 49 percent investment in a cokemaking joint venture with VISA Steel Limited in India ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer included our share of VISA SunCoke in our financial results. Cokemaking capacity represents 100 percent of VISA SunCoke.

The Partnership also owns and operates a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. The Partnership's coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). The Partnership's coal logistics business has collective capacity to mix and/or transload approximately 40 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 15 million tons of coal annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering 10 million tons of its current capacity. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through operations in West Virginia. The Partnership's terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to our Indiana Harbor cokemaking operations. The Company also owns Dismal River Terminal LLC ("DRT"), which is located in Virginia adjacent to our Jewell cokemaking facility and was formed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. The Partnership's coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. The Partnership does not take possession of coal in its coal logistics business, but instead earns revenue by providing coal handling and/or mixing services to its customers on a fee per ton basis. Mixing and/or handling services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.

The financial performance of the Partnership's coal logistics business is substantially dependent upon a limited number of customers. The Partnership's CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), contribute to the Partnership's customers' decisions to place tons into the export market and thus impact transloading volumes through the Partnership's terminal facility. The Partnership's KRT terminals are primarily impacted by the domestic coal markets in which its customers operate and generally benefit from extreme weather conditions.
The Partnership's coal logistics customers have continued their recovery into the first quarter of 2017, resulting in increased volumes and improved financial performance for the Coal Logistics segment. Coal prices, both API2 and domestic thermal, have been relatively stable during the first quarter of 2017 and remain significantly higher than the lows in early 2016. While metallurgical coal prices have retreated during the first quarter of 2017, they remain much higher as compared to the same prior year period. Recently, metallurgical coal prices have spiked in response to logistics disruptions in Australia as a result of adverse weather events.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of March 31, 2017, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 53.9 percent limited partner interest in the Partnership. The remaining 44.1 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	Termination of the Proposed Simplification Transaction
In April 2017, the Company announced the termination of discussions with the Conflicts Committee of the Board of Directors of the Partnership regarding our proposal to acquire all of the Partnership’s common units not already owned by the Company ("Simplification Transaction"), announced on October 31, 2016. The Conflicts Committee and its independent advisors reviewed the proposal made by the Company and had several discussions with the Company over the last few months regarding the potential transaction. At this time, the parties have determined that they will not be able to reach an agreement and have therefore terminated discussions regarding the proposed Simplification Transaction.
The Company and the Partnership recorded $1.5 million and $0.3 million of transaction costs related to the proposed Simplification Transaction in selling, general and administrative expenses on the Consolidated Statement of Operations during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(Dollars in millions)
Sales and other operating revenue(1)	$309.7	$311.1	$(1.4)
Net cash provided by operating activities(2)	29.5	29.4	0.1
Adjusted EBITDA(1)	55.6	43.8	11.8

(1)	See analysis of changes described in "Analysis of Segment Results."

(2)	See analysis of changes described in "Liquidity and Capital Resources."
Items Impacting Comparability

•
IRS Final Regulations on Qualifying Income. In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. However, the Final Regulations include a transition period for activities that were reasonably interpreted to be qualifying income and carried on by publicly traded partnerships prior to the Final Regulations. The Partnership previously received a will-level opinion from its counsel, Vinson

& Elkins LLP, that the Partnership's cokemaking operations generated qualifying income prior to the Final Regulations. Therefore, the Partnership believes it had a reasonable basis to conclude its cokemaking operations were considered qualifying income before the issuance of the new regulations and as such expects to maintain its treatment as a partnership through the transition period. Cokemaking entities in the Partnership will become taxable as corporations on January 1, 2028, after the transition period ends.
As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million for the three months ended March 31, 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable.  As the Company consolidates the Partnership, this entire deferred tax expense was recognized during the first quarter of 2017. However, the Company had already recorded $84.4 million of the deferred tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. Therefore, the net impact to the Company’s deferred tax expense was $64.2 million during the three months ended March 31, 2017. This incremental tax impact is solely attributable to Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, the Final Regulations have no impact to net income attributable to the Company.

•
Jewell Coke's Reimbursable Coal Costs. The reimbursable coal component of our Jewell cokemaking facility is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill I cokemaking facility ("HHI Benchmark"). Historically, Jewell's actual coal costs have been higher than the HHI Benchmark, resulting in an under-recovery of coal costs at Jewell. During the first quarter of 2017, we have narrowed the difference between the HHI Benchmark and Jewell's actual coal costs, lessening the under-recovery and improving Adjusted EBITDA by $2.4 million as compared to the same prior year period.

•
Pass Through Coal Cost Under-Recovery. During the fourth quarter of 2016, as part of our ordinary course coal sourcing activities, Haverhill, Middletown and AK Steel each entered into arrangements with a coal supplier for 2017 fulfillment. As a result of unfulfilled coal supply commitments by this coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in a higher price. Presently, we are aggressively pursuing the coal supplier and sharing a portion of the increased coal cost differential with AK Steel, resulting in a negative impact to revenue and Adjusted EBITDA of $1.4 million during the three months ended March 31, 2017. We expect this impact to lower revenue and Adjusted EBITDA by approximately $6 million for the year ended December 31, 2017.

•	Debt Activities. During the three months ended March 31, 2016, the Partnership repurchased $52.8 million of notes, which resulted in a gain on extinguishment of debt of $20.4 million.

•
Coal Mining Business Divestiture and Impairment. In April 2016, the Company successfully disposed of its coal mining business to Revelation Energy, LLC ("Revelation"), who assumed substantially all of our remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized total losses associated with this divestiture of $14.7 million, including a $10.7 million asset impairment recorded during the three months ended March 31, 2016. Cost savings due to the absence of the coal mining business improved Adjusted EBITDA results by $2.8 million during the three months ended March 31, 2017 as compared to the same prior year period.

•
Contingent Consideration. In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volumes over a specified threshold, price, and contract renewals. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which resulted in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the three months ended March 31, 2016.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$309.7	$311.1	$(1.4)
Costs and operating expenses
Cost of products sold and operating expenses	234.4	239.0	(4.6)
Selling, general and administrative expenses	19.7	23.7	(4.0)
Depreciation and amortization expense	33.3	28.2	5.1
Asset impairment(1)	—	10.7	(10.7)
Total costs and operating expenses	287.4	301.6	(14.2)
Operating income	22.3	9.5	12.8
Interest expense, net	13.7	14.0	(0.3)
Loss (gain) on extinguishment of debt(1)	0.1	(20.4)	20.5
Income before income tax expense	8.5	15.9	(7.4)
Income tax expense	66.2	3.3	62.9
Net (loss) income	(57.7)	12.6	(70.3)
Less: Net (loss) income attributable to noncontrolling interests	(58.7)	16.7	(75.4)
Net income (loss) attributable to SunCoke Energy, Inc.	$1.0	$(4.1)	$5.1

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue. The decrease in sales and other operating revenue reflects lower sales volumes in our Domestic Coke segment, driven by oven rebuilds at our Indiana Harbor cokemaking facility, offset by higher sales volumes in our Coal Logistics segment.
Costs of Products Sold and Operating Expenses. The decrease in cost of products sold and operating expenses was primarily due to lower coal costs associated with lower sales volumes in our Domestic Coke segment, discussed above, partially offset by the absence of the $3.7 million gain from the contingent consideration adjustment recorded in the first quarter of 2016, previously discussed in "Items Impacting Comparability."
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses was primarily driven by the absence of costs incurred to resolve certain legal matters in the three months ended March 31, 2016.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was primarily the result of revisions in 2016 to the remaining useful lives of our Indiana Harbor cokemaking ovens due to higher than expected oven degradation, which resulted in additional depreciation of $4.8 million, or $0.07 per common share, during the three months ended March 31, 2017.
Interest Expense, Net. The decrease in interest expense, net was primarily due to lower debt balances, mostly offset by lower capitalized interest.
Income Taxes. Income tax expense increased significantly in the current year period as a result of the impact of the IRS Final Regulations previously discussed in "Recent Developments."
Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Net (loss) income attributable to noncontrolling interest decreased significantly due to the impact of the IRS Final Regulations previously described in "Recent Developments." The remaining decrease is primarily due to the common public unitholders' interest in the Partnership's gain on extinguishment of debt during the first quarter of 2016.

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

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brazil, for a Brazilian subsidiary of ArcelorMittal S.A. ("ArcelorMittal");

•
Coal Logistics consists of CMT, KRT, Lake Terminal, and DRT coal handling and/or mixing service operations in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia, respectively. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively

The operations of each of our segments are described at the beginning of the MD&A.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business, which was historically presented as a reportable segment. Prior year periods have been recasted to reflect current presentation.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 13 to our consolidated financial statements.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$278.7	$289.0	$(10.3)
Brazil Coke	10.8	7.7	3.1
Coal Logistics	20.2	13.0	7.2
Coal Logistics intersegment sales	5.1	5.2	(0.1)
Corporate and Other(1)	—	1.4	(1.4)
Corporate and Other intersegment sales(1)	—	21.3	(21.3)
Elimination of intersegment sales	(5.1)	(26.5)	21.4
Total sales and other operating revenue	$309.7	$311.1	$(1.4)
Adjusted EBITDA(2):
Domestic Coke	$49.7	$54.3	$(4.6)
Brazil Coke	4.4	2.3	2.1
Coal Logistics	13.1	5.9	7.2
Corporate and Other(3)	(11.6)	(18.7)	7.1
Total Adjusted EBITDA	$55.6	$43.8	$11.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	91	94	(3)
Domestic Coke production volumes (thousands of tons)	948	991	(43)
Domestic Coke sales volumes (thousands of tons)	946	1,000	(54)
Domestic Coke Adjusted EBITDA per ton(4)	$52.54	$54.30	$(1.76)
Brazilian Coke production—operated facility (thousands of tons)	435	415	20
Coal Logistics Operating Data:
Tons handled (thousands of tons)(5)	5,719	4,315	1,404
CMT take-or-pay shortfall tons (thousands of tons)(6)	544	1,638	(1,094)

(1)	Corporate and Other revenues related to our legacy coal mining business.

(2)
See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2017 and 2016, respectively.

(3)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $3.5 million and $6.3 million during the three months ended March 31, 2017 and 2016, respectively.

(4)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(5)	Reflects inbound tons handled during the period.

(6)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2017 vs. 2016
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$289.0	$54.3
Indiana Harbor(1)	(11.5)	(4.9)
Volumes(2)	(2.6)	0.6
Coal cost recovery and yields(3)(4)	5.3	1.1
Operating and maintenance costs	(0.5)	(0.6)
Energy and other	(1.0)	(0.8)
Current year period	$278.7	$49.7

(1)	The decrease in revenues and Adjusted EBTIDA at Indiana Harbor was primarily driven by lower volumes as a result of ovens out of service associated with the oven rebuild project.

(2)
Lower sales volumes to AK Steel at Haverhill, for which AK Steel made make-whole payments, decreased revenues $4.6 million and $1.7 million during the three months ended March 31, 2017 and 2016, respectively.

(3)
The under-recovery of coal costs at Jewell previously discussed in "Items Impacting Comparability" was less significant during the three months ended March 31, 2017 as compared to the same prior year period, increasing revenues and Adjusted EBITDA by $7.5 million and $2.4 million, respectively.

(4)	Coal cost under-recovery previously discussed in "Items Impacting Comparability" decreased both revenues and Adjusted EBITDA by $1.4 million.
Coal Logistics
The following table explains year-over-year changes in the Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2017 vs. 2016
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$18.2	$5.9
Transloading volumes(1)	7.0	6.9
Price/margin impact of mix in transloading services	0.2	0.2
Operating and maintenance costs and other	(0.1)	0.1
Current year period	$25.3	$13.1

(1)
The increase in revenues and Adjusted EBITDA during the three months ended March 31, 2017 was the result of 1,404 thousand of higher tons handled as compared to the prior year period, primarily at CMT.

Brazil
Sales and other operating revenue increased $3.1 million, or 40.3 percent, to $10.8 million for the three months ended March 31, 2017 compared to $7.7 million for the same period of 2016. The increase in revenues was primarily due to an incremental $1.3 million in licensing fees related to the addition of certain patents to our existing intellectual property licensing agreement as well as favorable foreign currency adjustments compared to the same prior year period, which increased revenues $1.0 million. The remaining increase of $0.8 million was driven by higher volumes as well as production bonuses received from our customer in the current year for meeting certain volume targets not met in the prior year.
Adjusted EBITDA increased $2.1 million, or 91.3 percent, to $4.4 million for the three months ended March 31, 2017 compared to $2.3 million for the same period of 2016. The increase in Adjusted EBITDA was the result of the incremental licensing fees and higher volumes and production bonuses discussed above.
Corporate and Other
Corporate and other revenues, inclusive of intersegment sales, were $22.7 million for the three months ended March 31, 2016 and represented revenues from our legacy coal mining business, which was disposed of in April 2016.
Corporate and other Adjusted EBITDA results, which include activity from our legacy coal mining business, were $11.6 million in first quarter 2017, an improvement of $7.1 million versus first quarter 2016. The improvement includes a $2.8 million year-over-year benefit associated with the absence of our coal mining business, which was disposed of in April 2016. The remaining improvement was driven by the absence of costs incurred to resolve certain legal matters in the prior year period, as well as favorable year-over-year impact of mark-to-market adjustments in deferred compensation caused by changes in the Company's share price and the Partnership's unit price. These improvements were partially offset by $1.5 million of costs in connection with the proposed Simplification Transaction in the current year period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital and maintain cash reserves. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2019. In February 2017, the Company extended the maturity of its Revolving Facility to December 2018 and reduced its capacity by $25.0 million to $125.0 million. As of March 31, 2017, together with the Partnership, we had $157.2 million of cash and cash equivalents and $172.3 million of borrowing availability under our credit facilities.
Distributions
On April 17, 2017, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on June 1, 2017 to unitholders of record on May 15, 2017. The distribution is expected to include $12.4 million to the Partnership's public unitholders.
Partnership Public Unit Purchase Program
On April 17, 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership public units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million.
Covenants
As of March 31, 2017, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$29.5	$29.4
Net cash provided by (used in) investing activities	7.9	(5.3)
Net cash used in financing activities	(14.2)	(45.7)
Net increase (decrease) in cash and cash equivalents	$23.2	$(21.6)
Cash Flows from Operating Activities
For the three months ended March 31, 2017, net cash provided by operating activities was $29.5 million, which was consistent with prior year period. The Company had higher inventory purchases of $32.8 million driven by higher coal prices and inventory levels, offset by higher coal purchase payables during the three months ended March 31, 2017 as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash provided by investing activities was $7.9 million for the three months ended March 31, 2017 as compared to the net cash used in investing activities of $5.3 million for the corresponding period of 2016. The net cash provided by investing activities during the first quarter of 2017 was driven by the $20.5 million return of the Brazilian investment partially offset by current year period capital expenditures. The net cash used by investing activities in 2016 was driven by the prior year period capital expenditures partially offset by an amendment to an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.2 million for the three months ended March 31, 2017. In the first quarter of 2017, the Partnership repaid $0.9 million of long-term debt and paid distributions of $12.4 million to its public unitholders.
Net cash used in financing activities was $45.7 million for the three months ended March 31, 2016. In the first quarter of 2016, the Partnership repaid $32.9 million of long-term debt, primarily Partnership Notes, and paid distributions of $12.3 million to its public unitholders.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Three Months Ended March 31,
	2017	2016

	(Dollars in millions)
Ongoing capital	$9.5	$9.0
Environmental remediation projects(1)	3.1	1.4
Expansion capital:
CMT(2)	0.1	2.0
Other capital expansion	—	1.4
Total capital expenditures	$12.7	$13.8

(1)	Includes $0.1 million and $0.6 million of capitalized interest in connection with the environmental remediation projects during the three months ended March 31, 2017 and 2016, respectively.

(2)
Represents capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $0.6 million for the three months ended March 31, 2016.

In 2017, we expect our capital expenditures to be approximately $80 million, of which is comprised of the following:

•
Total ongoing capital expenditures of approximately $52 million, of which approximately $17 million will be spent at the Partnership and approximately $20 million will be spent on the 2017 Indiana Harbor oven rebuild project;

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
We anticipate spending a total of between approximately $140 million and $145 million in environmental remediation projects to comply with the expected terms of the consent decree at our Haverhill and Granite City cokemaking operations. We have spent approximately $96 million related to these projects since 2012. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that the Partnership spends on these projects in excess of the $119 million will be reimbursed by the Company.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 16, 2017 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 16, 2017 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 13 in our Consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2017, and 2016, respectively.
Below is a reconciliation of 2017 Adjusted EBITDA guidance from its closest GAAP measures:

	2017
	Low	High
Net cash provided by operating activities	$140	$155
Subtract:
Depreciation and amortization expense	131	131
Deferred income tax expense	65	70
Changes in working capital and other	(21)	(24)
Net loss	$(35)	$(22)
Add:
Depreciation and amortization expense	131	131
Interest expense, net	57	54
Income tax expense	67	72
Adjusted EBITDA	$220	$235
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	90	94
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$130	$141

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Business,” “Risk Factors,” “Quantitative and Qualitative Disclosures about Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, and the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on form 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect the Partnership's coal logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting, our customers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's coal logistics business;

•	our significant equity interest in the Partnership;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for coal handling services (including transportation, storage and mixing);

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking, and/or the Partnership's coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers

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

•
required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking, the Partnership's coal logistics operations, and/or our former coal mining activities;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including the its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2017.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's and Partnership's programs to repurchase outstanding shares and units during the three months ended March 31, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K dated February 16, 2017 for further information on the programs.
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

10.1
Amendment No.5 to Credit Agreement, dated as of February 2, 2017, by and among SunCoke Energy, Inc., the banks and other financial institutions party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to The Company's Current Report on Form 8-K, filed on February 8, 2017, File No. 001-35243)

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

101*
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on April 25, 2017, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	April 25, 2017	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)