Form 10-Q
period 2017-06-30
SunCoke Energy, Inc.
filed 2017-07-27
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 21, 2017, there were 64,329,418 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$323.2	$292.7	$632.9	$603.8
Costs and operating expenses
Cost of products sold and operating expenses	257.2	224.4	491.6	464.9
Selling, general and administrative expenses	24.1	23.7	43.8	47.0
Depreciation and amortization expense	33.3	28.6	66.6	56.8
Loss on divestiture of business	—	5.1	—	14.7
Total costs and operating expenses	314.6	281.8	602.0	583.4
Operating income	8.6	10.9	30.9	20.4
Interest expense, net	15.2	13.4	28.9	27.4
Loss (gain) on extinguishment of debt	20.2	(3.5)	20.3	(23.9)
(Loss) income before income tax expense	(26.8)	1.0	(18.3)	16.9
Income tax expense	4.7	—	70.9	3.3
Net (loss) income	(31.5)	1.0	(89.2)	13.6
Less: Net (loss) income attributable to noncontrolling interests	(7.3)	5.6	(66.0)	22.3
Net loss attributable to SunCoke Energy, Inc.	$(24.2)	$(4.6)	$(23.2)	$(8.7)
Loss attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.38)	$(0.07)	$(0.36)	$(0.14)
Diluted	$(0.38)	$(0.07)	$(0.36)	$(0.14)
Weighted average number of common shares outstanding:
Basic	64.3	64.2	64.3	64.1
Diluted	64.3	64.2	64.3	64.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Net (loss) income	$(31.5)	$1.0	$(89.2)	$13.6
Other comprehensive income:
Currency translation adjustment	(0.3)	0.7	(0.2)	1.1
Comprehensive (loss) income	(31.8)	1.7	(89.4)	14.7
Less: Comprehensive (loss) income attributable to noncontrolling interests	(7.3)	5.6	(66.0)	22.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(24.5)	$(3.9)	$(23.4)	$(7.6)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$136.7	$134.0
Receivables	65.3	60.7
Receivable from redemption of Brazilian investment	—	20.5
Inventories	116.4	92.5
Income tax receivable	16.5	4.6
Other current assets	6.1	3.8
Total current assets	341.0	316.1
Properties, plants and equipment (net of accumulated depreciation of $679.4 and $625.9 million at June 30, 2017 and December 31, 2016, respectively)	1,510.9	1,542.6
Goodwill	76.9	76.9
Other intangible assets, net	173.5	179.0
Deferred charges and other assets	4.5	6.3
Total assets	$2,106.8	$2,120.9
Liabilities and Equity
Accounts payable	$126.4	$98.6
Accrued liabilities	43.6	49.8
Deferred revenue	12.0	2.5
Current portion of long-term debt and financing obligation	3.7	4.9
Interest payable	6.6	16.2
Total current liabilities	192.3	172.0
Long-term debt and financing obligation	870.3	849.2
Accrual for black lung benefits	46.0	45.4
Retirement benefit liabilities	27.8	29.0
Deferred income taxes	428.7	352.5
Asset retirement obligations	13.9	13.9
Other deferred credits and liabilities	20.4	19.0
Total liabilities	1,599.4	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,807,075 and 71,707,304 shares at June 30, 2017 and December 31, 2016, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at June 30, 2017 and December 31, 2016, respectively	(140.7)	(140.7)
Additional paid-in capital	489.2	492.1
Accumulated other comprehensive loss	(19.2)	(19.0)
Retained deficit	(45.5)	(22.0)
Total SunCoke Energy, Inc. stockholders’ equity	284.5	311.1
Noncontrolling interests	222.9	328.8
Total equity	507.4	639.9
Total liabilities and equity	$2,106.8	$2,120.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(89.2)	$13.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on divestiture of business	—	14.7
Depreciation and amortization expense	66.6	56.8
Deferred income tax expense	79.8	3.6
Payments in excess of expense for postretirement plan benefits	(1.2)	(1.2)
Share-based compensation expense	3.0	3.4
Loss (gain) on extinguishment of debt	20.3	(23.9)
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	(4.6)	16.2
Inventories	(23.9)	15.5
Accounts payable	15.6	(5.5)
Accrued liabilities	(6.2)	7.0
Deferred revenue	9.5	18.2
Interest payable	(9.6)	(2.1)
Income taxes	(11.9)	1.9
Other	6.2	3.3
Net cash provided by operating activities	54.4	121.5
Cash Flows from Investing Activities:
Capital expenditures	(22.4)	(30.2)
Decrease in restricted cash	0.1	15.9
Return of Brazilian investment	20.5	—
Divestiture of coal business	—	(12.1)
Other investing activities	—	2.1
Net cash used in investing activities	(1.8)	(24.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	620.6	—
Repayment of long-term debt	(532.2)	(47.0)
Repayment of financing obligation	(1.2)	—
Proceeds from revolving credit facility	128.0	20.0
Repayment of revolving credit facility	(200.0)	(60.4)
Debt issuance costs	(15.6)	—
Acquisition of additional interest in the Partnership	(24.6)	—
Cash distribution to noncontrolling interests	(24.6)	(24.7)
Other financing activities	(0.3)	(0.5)
Net cash used in financing activities	(49.9)	(112.6)
Net increase (decrease) in cash and cash equivalents	2.7	(15.4)
Cash and cash equivalents at beginning of period	134.0	123.4
Cash and cash equivalents at end of period	$136.7	$108.0
Supplemental Disclosure of Cash Flow Information
Interest paid	$37.2	$30.8
Income taxes paid, net of refunds of $0.1 million and $4.0 million in 2017 and 2016, respectively.	$3.1	$(2.2)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9
Net loss	—	—	—	—	—	—	(23.2)	(23.2)	(66.0)	(89.2)
Currency translation adjustment	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(24.6)	(24.6)
Share-based compensation expense	—	—	—	—	2.9	—	—	2.9	0.1	3.0
Share-issuances, net of shares withheld for taxes	99,771	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(9.2)	—	—	(9.2)	(15.4)	(24.6)
Deferred tax adjustment	—	—	—	—	3.4	—	—	3.4	—	3.4
Cumulative effect from adoption of ASU 2016-09	—	—	—	—	0.3	—	(0.3)	—	—	—
At June 30, 2017	71,807,075	$0.7	7,477,657	$(140.7)	$489.2	$(19.2)	$(45.5)	$284.5	$222.9	$507.4
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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At June 30, 2017, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 57.0 percent limited partner interest in the Partnership. The remaining 41.0 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Until April 2016, when the business was disposed of, we also controlled coal mining operations in Virginia and West Virginia.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended June 30, 2017 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
2. Inventories
The components of inventories were as follows:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
Coal	$72.0	$49.4
Coke	8.4	7.7
Materials, supplies and other	36.0	35.4
Total inventories	$116.4	$92.5
3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Coal Logistics segments was $3.4 million and $73.5 million at both June 30, 2017 and December 31, 2016, respectively.
The components of intangible assets were as follows:

		June 30, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	5	$31.7	$11.8	$19.9	$31.7	$9.9	$21.8
Customer relationships	14	28.7	4.7	24.0	28.7	3.8	24.9
Permits	25	139.0	9.7	129.3	139.0	7.1	131.9
Trade name	1	1.2	0.9	0.3	1.2	0.8	0.4
Total		$200.6	$27.1	$173.5	$200.6	$21.6	$179.0
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. These permits have an average remaining renewal term of approximately 3.9 years. The permits were renewed regularly prior to our acquisition of CMT. We also have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future.
Total amortization expense for intangible assets subject to amortization was $2.8 million and $5.5 million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $5.6 million for the three and six months ended June 30, 2016, respectively.

4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $4.7 million and $70.9 million during the three and six months ended June 30, 2017, respectively. Income tax expense during the three months ended June 30, 2017 was driven primarily by a valuation allowance of $4.9 million recorded as a result of changes in future state allocation assumptions partially offset by a state income tax benefit of $2.5 million related to the filing of an amended state tax return. Income tax expense during the six months ended June 30, 2017, also included the impacts of the Internal Revenue Service ("IRS") announcement of its final regulations on qualifying income in January 2017, discussed below.
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
As a result of the Final Regulations discussed above, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable.  As the Company consolidates the Partnership, the entire deferred income tax expense was recognized during the first quarter of 2017. However, the Company had already recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. Therefore, the net impact to the Company’s deferred tax expense was $64.2 million during the six months ended June 30, 2017. This incremental tax impact is solely attributable to the Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, the Final Regulations have no impact to net income attributable to the Company.
The Company recorded income tax expense of zero and $3.3 million for the three and six months ended June 30, 2016, resulting in effective tax rates of zero percent and 19.5 percent, respectively, as compared to the 35.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships.
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
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
Accrued benefits	$14.3	$21.4
Current portion of postretirement benefit obligation	3.3	3.3
Other taxes payable	12.7	10.4
Current portion of black lung liability	4.8	4.8
Accrued legal	3.6	4.4
Other	4.9	5.5
Total accrued liabilities	$43.6	$49.8

6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$630.0	$—
7.375 percent senior notes, due 2020 (''2020 Partnership Notes'')	—	463.0
7.625 percent senior notes, due 2019 ("Notes")	44.6	44.6
Partnership's term loan, due 2019 ("Partnership Term Loan")	—	50.0
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 and 2019, respectively ("Partnership Revolver")	100.0	172.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	112.6	113.2
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	14.0	15.2
Total borrowings	901.2	858.0
Original issue (discount) premium	(9.3)	7.5
Debt issuance costs	(17.9)	(11.4)
Total debt and financing obligation	874.0	854.1
Less: current portion of long-term debt and financing obligation	3.7	4.9
Total long-term debt and financing obligation	$870.3	$849.2
Issuance of 2025 Partnership Senior Notes
In May 2017, the Partnership issued $630.0 million aggregate principal amount of senior notes with an interest rate of 7.5 percent due in May 2025. The Partnership received proceeds of $620.6 million, net of an original issue discount of $9.4 million. The Partnership incurred debt issuance costs related to this transaction of $11.8 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. The 2025 Partnership Senior Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries (other than SunCoke Energy Partners Finance Corp.). Interest on the 2025 Partnership Senior Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, commencing on December 15, 2017.
The Partnership may redeem some or all of the 2025 Partnership Senior Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35% of the 2025 Partnership Senior Notes at a price equal to 107.50% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the 2025 Partnership Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the 2025 Partnership Senior Notes at a price of (a) 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The Indenture contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Purchase and Redemption of 2020 Partnership Senior Notes and Repayment of the Partnership Term Loan
During the second quarter of 2017, the Partnership used the proceeds from the issuance of the 2025 Partnership Notes to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, and to repay the $50.0 million outstanding on the Partnership Term Loan. As a result, during the three and six months ended

June 30, 2017, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $19.1 million, which included the premium paid and a write-off of unamortized debt issuance costs of $7.0 million partly offset by a write-off of unamortized premiums of $6.6 million.
Revolving Facility
In February 2017, the Company extended the maturity of its Revolving Facility to December 2018 and reduced its capacity by $25.0 million to $125.0 million, resulting in additional debt issuance costs of $0.6 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.1 million, representing a write-off of unamortized debt issuance costs, during the six months ended June 30, 2017.
In May 2017, the Company amended and restated its Revolving Facility, which extended its maturity date to May 2022 and reduced its capacity to $100.0 million, resulting in additional debt issuance costs of $1.1 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.3 million, representing a write-off of unamortized debt issuance costs, during the three and six months ended June 30, 2017. As of June 30, 2017, the Revolving Facility had letters of credit outstanding of $29.3 million and no outstanding balance, leaving $70.7 million available.
Partnership Revolver
In May 2017, the Partnership amended and restated the Partnership Revolver, which increased the Partnership's capacity from $250.0 million to $285.0 million and extended the maturity to May 2022, resulting in additional debt issuance costs of $3.0 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017. Additionally, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing a write-off of unamortized debt issuance costs, during the three and six months ended June 30, 2017.
The Partnership repaid the revolver outstanding balance of $172.0 million and borrowed $100.0 million under the amended and restated credit facility during the second quarter of 2017. As of June 30, 2017, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $100.0 million, leaving $183.1 million available.
Partnership's Promissory Note
During the three and six months ended June 30, 2017, the Partnership repaid $0.3 million and $0.6 million, respectively, of principal on the Partnership's Promissory Note. The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver.
Covenants
Under the terms of the Company's credit agreement, the Company is subject to a maximum leverage ratio of 3.25:1.00 and a minimum consolidated interest coverage ratio of 2.75:1.00. Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.5:1.0 prior to June 30, 2020 and 4.0:1.0 after June 30, 2020 and a minimum consolidated interest coverage ratio of 2.5:1.0. The Company's and Partnership's credit agreements contain other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
Under the terms of the Promissory Note, Raven Energy LLC, a wholly-owned subsidiary of the Partnership, is subject to a maximum leverage ratio of 5.0:1.0 for any fiscal quarter ending prior to August 12, 2018. For any fiscal quarter ending on or after August 12, 2018 the maximum leverage ratio is 4.5:1.0. Additionally in order to make restricted payments, Raven Energy LLC is subject to a fixed charge ratio of 1.0:1.0.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility, Partnership Revolver, and Promissory Note could be declared immediately due and payable. The Company and the Partnership have a cross default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of June 30, 2017, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

7. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The expense from these plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3	$0.6	$0.6
Amortization of:
Actuarial losses	0.2	0.2	0.4	0.4
Prior service benefit	(0.2)	(0.2)	(0.4)	(0.4)
Total expense	$0.3	$0.3	$0.6	$0.6
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. These contributions amounted to $1.5 million and $3.1 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.7 million for the three and six months ended June 30, 2016, respectively.
8. Commitments and Contingent Liabilities
Legal Matters
SunCoke Energy is party to an omnibus agreement pursuant to which we will provide indemnification to the Partnership upon the occurrence of certain potential adverse events under certain coke sales agreements, indemnification of certain environmental costs and preferential rights for growth opportunities.
The United States Environmental Protection Agency ("EPA") issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. We anticipate spending between approximately $140 million and $145 million related to these projects, of which we have spent approximately $101 million to date. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that the Partnership spends on these projects in excess of the $119 million will be reimbursed by the Company.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, Inc., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. The EPA, IDEM, SunCoke Energy and Cokenergy, Inc. have met regularly since those discussions commenced, and will continue to meet regularly in 2017 to attempt to agree upon a settlement of the NOVs and FOVs. Capital projects are underway to address items that may be required in conjunction with a settlement of the NOVs/FOVs. Any such settlement likely will require payment of a penalty for alleged past violations as well as undertaking capital projects to achieve compliance, and possibly enhance reliability and environmental performance of our Indiana Harbor facility. The settlement of most NOVs and FOVs typically involves first agreeing on injunctive relief and then agreeing on any appropriate penalty in light of the violations and the scope and cost of any injunctive relief.
Over the past several years, EPA, IDEM, SunCoke Energy and Cokenergy, Inc. have focused on the nature and extent of any injunctive relief to settle the NOVs/FOVs. Despite the negotiations, the scope and cost of any such injunctive relief remains uncertain, including any part of such injunctive relief that would be performed by SunCoke Energy. Likewise, the amount of any civil penalties that SunCoke Energy would be willing to pay in settlement of these claims is uncertain, and is contingent on the cost of any injunctive relief. As a result, SunCoke Energy cannot yet assess the scope or cost of any injunctive relief or potential monetary penalty. Moreover, the Company believes that it has meritorious defenses to many of the claims and that a failure to reach a settlement with the EPA regarding the NOVs and FOVs may lead to litigation in which rulings in the Company's favor on some or all of the allegations are possible. For these reasons, the Company is unable to reliably estimate a range of probable or reasonably possible loss.
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
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal mining employees, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $50.8 million and $50.2 million as of June 30, 2017 and December 31, 2016, respectively, of which $4.8 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
9. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2017, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
The Company granted the following stock options during the six months ended June 30, 2017 with an exercise price equal to the closing price of our common stock on the date of grant.

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
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2017 was based on using the following weighted-average assumptions:

Six Months Ended June 30, 2017
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
Restricted Stock Units Settled in Shares
The Company issued 22,628 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the six months ended June 30, 2017. The weighted average grant date fair value was $9.85 per share. The RSUs vest in three annual installments beginning one year from the date of grant. All awards vest immediately upon a change in control as defined by the SunCoke LTPEP.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the six months ended June 30, 2017 that vest on December 31, 2019:

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

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2017 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2017, the Company issued 95,364 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2017 was $9.85 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability at June 30, 2017 was adjusted based on the closing price of our common stock on June 30, 2017 of $10.90 per share. The liability at June 30, 2017 was $0.6 million, of which $0.4 million was included in accrued liabilities and $0.2 million was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
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
The Company issued a grant date fair value award of $0.7 million during the six months ended June 30, 2017 that vest on December 31, 2019. The awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three year average per-tax return on capital for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
The cash incentive award liability at June 30, 2017 was adjusted based on the Company's three year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at June 30, 2017 was $0.4 million, which was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	June 30, 2017
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.2	$0.5	$0.8	$1.0	$0.8	1.2
RSUs	0.3	0.6	0.7	1.5	$0.8	1.2
PSUs	0.8	0.4	1.2	0.7	$4.2	2.4
Total equity awards	$1.3	$1.5	$2.7	$3.2
Liability Awards:
Cash RSUs	$0.4	$0.1	$0.4	$0.1	$1.7	2.0
Cash incentive award	0.2	0.1	0.3	0.1	$0.9	2.2
Total liability awards	$0.6	$0.2	$0.7	$0.2

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company and the Partnership issued $0.3 million and $0.2 million of shared-based compensation to the Company's and the Partnership's Board of Directors during the six months ended June 30, 2017 and 2016, respectively.

10. Acquisition of Noncontrolling Interest
Partnership Public Unit Purchase Program
On April 17, 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership public units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million. During the second quarter of 2017, the Company purchased 1,460,404, or approximately 7 percent, of outstanding Partnership public units in the open market for a total cost of $24.6 million, which resulted in a decrease of $15.4 million in noncontrolling interest on the Consolidated Balance Sheets related to the Partnership's net book value acquired by the Company. The Company decreased its additional paid-in capital balance by $5.8 million on the Consolidated Balance Sheets for the consideration paid in excess of the net book value of the noncontrolling interest acquired, net of a deferred tax adjustment of $3.4 million.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three months ended	Six months ended
	June 30, 2017
Net income attributable to SunCoke Energy, Inc.	$(24.2)	$(23.2)
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	(5.8)	(5.8)
Change from net income attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$(30.0)	$(29.0)
In July 2017, the Company's Board of Directors authorized the Company to purchase an additional $50.0 million of Partnership public units in the open market. Subsequent to June 30, 2017, the Company purchased an additional 131,274 of outstanding Partnership public units in the open market for a total cost of $2.3 million, leaving a remaining public unit purchase program balance of $73.1 million as of July 26, 2017.
11. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net (loss) income available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.3	64.2	64.3	64.1
Add: Effect of dilutive share-based compensation awards	—	—	—	—
Weighted-average number of shares-diluted	64.3	64.2	64.3	64.1
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Shares in millions)
Stock options	3.3	3.2	3.3	3.1
Restricted stock units	0.1	0.3	0.2	0.4
Performance stock units	1.0	0.4	0.9	0.3
Total	4.4	3.9	4.4	3.8

12. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2016	$(4.8)	$(14.2)	$(19.0)
Other comprehensive income	—	(0.2)	(0.2)
At June 30, 2017	$(4.8)	$(14.4)	$(19.2)
Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Amortization of postretirement benefit plan items to net income:
Actuarial loss(2)	$0.2	$0.2	$0.4	$0.4
Prior service benefit(2)	(0.2)	(0.2)	(0.4)	(0.4)
Total expense before taxes	—	—	—	—
Less income tax benefit	—	—	—	—
Total expense, net of tax	$—	$—	$—	$—

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit). See Note 7.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $4.5 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of coal handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at June 30, 2017 and December 31, 2016 was $4.5 million and $4.2 million, respectively, and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. As a result of the increase in fair value, the Partnership recognized $0.3 million of additional expense in costs of products sold and operating expenses on the Consolidated Statements of Operations during the three and six months ended June 30, 2017. During the first quarter of 2016, the Partnership amended the contingent consideration terms with The Cline Group, which resulted in a $3.7 million gain recognized as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during the six months ended June 30, 2016.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2017 and December 31, 2016, the fair value of the Company’s total debt was estimated to be $895.4 million and $854.4 million, respectively, compared to a carrying amount of $901.2 million and $858.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
14. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Coal Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal S.A., AK Steel, and United States Steel Corporation. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2023.
Coal Logistics operations are comprised of CMT, located in Louisiana, KRT, located in West Virginia, SunCoke Lake Terminal, located in Indiana, and DRT, located in Virginia adjacent to our Jewell cokemaking facility. Our coal logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal annually and provide coal handling and/or mixing services to its customers, which include the Partnership's cokemaking facilities and other SunCoke cokemaking facilities. Coal handling and mixing results are presented in the Coal Logistics segment.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which also includes activity from our legacy coal mining business, which was historically presented as a separate reportable segment. Prior year periods have been recasted to reflect current presentation.
Segment assets, net of tax are those assets utilized within a specific segment and exclude deferred taxes and current tax receivables.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$296.5	$274.0	$575.2	$563.0
Brazil Coke	10.5	7.3	21.3	15.0
Coal Logistics	16.2	11.3	36.4	24.3
Coal Logistics intersegment sales	5.1	5.2	10.2	10.4
Corporate and Other(1)	—	0.1	—	1.5
Corporate and Other intersegment sales(1)	—	0.7	—	22.0
Elimination of intersegment sales	(5.1)	(5.9)	(10.2)	(32.4)
Total sales and other operating revenues	$323.2	$292.7	$632.9	$603.8

Adjusted EBITDA:
Domestic Coke	$44.0	$51.0	$93.7	$105.3
Brazil Coke	4.5	2.4	8.9	4.7
Coal Logistics	10.0	5.4	23.1	11.3
Corporate and Other(2)	(11.0)	(12.3)	(22.6)	(31.0)
Total Adjusted EBITDA	$47.5	$46.5	$103.1	$90.3

Depreciation and amortization expense:
Domestic Coke	$26.8	$19.7	$53.4	$40.0
Brazil Coke	0.1	0.2	0.3	0.4
Coal Logistics	6.1	8.0	12.2	13.4
Corporate and Other	0.3	0.7	0.7	3.0
Total depreciation and amortization expense	$33.3	$28.6	$66.6	$56.8

Capital expenditures:
Domestic Coke	$7.9	$6.9	$19.9	$16.9
Coal Logistics	0.7	9.0	1.3	12.4
Corporate and Other	1.1	0.5	1.2	0.9
Total capital expenditures	$9.7	$16.4	$22.4	$30.2

(1)	Corporate and Other revenues related to our legacy coal mining business.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $2.7 million and $6.2 million during the three and six months ended June 30, 2017, respectively, as well as losses of $3.0 million and $9.3 million during the three and six months ended June 30, 2016, respectively.

The following table sets forth the Company's segment assets:

	June 30, 2017	December 31, 2016

	(Dollars in millions)
Segment assets
Domestic Coke	$1,470.1	$1,495.0
Brazil Coke	9.7	32.6
Coal Logistics	504.1	515.6
Corporate and Other	106.4	73.1
Segment assets, excluding tax assets	2,090.3	2,116.3
Tax assets	16.5	4.6
Total assets	$2,106.8	$2,120.9

The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Coke sales	$284.7	$258.4	$548.8	$531.8
Steam and electricity sales	10.9	14.4	24.6	28.9
Operating and licensing fees	10.5	7.4	21.3	15.1
Coal logistics	14.3	11.0	32.4	23.6
Other	2.8	1.5	5.8	4.4
Sales and other operating revenue	$323.2	$292.7	$632.9	$603.8
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, loss (gain) on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT and the expiration of certain acquired contractual obligations. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$24.9	$92.1	$54.4	$121.5
Subtract:
Loss on divestiture of business	—	5.1	—	14.7
Depreciation and amortization expense	33.3	28.6	66.6	56.8
Deferred income tax expense	14.0	0.4	79.8	3.6
Loss (gain) on extinguishment of debt	20.2	(3.5)	20.3	(23.9)
Changes in working capital and other	(11.1)	60.5	(23.1)	56.7
Net (loss) income	$(31.5)	$1.0	$(89.2)	$13.6
Add:
Coal rationalization costs(1)	$—	$—	$—	$0.2
Depreciation and amortization expense	33.3	28.6	66.6	56.8
Interest expense, net	15.2	13.4	28.9	27.4
Loss (gain) on extinguishment of debt	20.2	(3.5)	20.3	(23.9)
Income tax expense	4.7	—	70.9	3.3
Contingent consideration adjustments(2)	0.3	—	0.3	(3.7)
Loss on divestiture of business	—	5.1	—	14.7
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(3)	5.3	1.9	5.3	1.9
Adjusted EBITDA(4)	$47.5	$46.5	$103.1	$90.3
Subtract: Adjusted EBITDA attributable to noncontrolling interest(5)	17.5	18.6	39.1	38.9
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$30.0	$27.9	$64.0	$51.4

(1)
Prior to the divestiture of our coal mining business, the Company incurred coal rationalization costs including employee severance, contract termination costs and other costs to idle mines incurred during the execution of our coal rationalization plan.

(2)
As a result of the increase in fair value of the contingent consideration liability during the second quarter of 2017, the Partnership recognized expense of $0.3 million during the three and six months ended June 30, 2017. The Partnership amended its contingent consideration terms with The Cline Group during the first quarter of 2016. This amendment resulted in a gain of $3.7 million recorded during the six months ended June 30, 2016.

(3)
In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility to be constructed in Kentucky. However, in June 2017, due to our focus on renewing our existing customer contracts and the lack of any long-term customer commitment for a majority of the facility's capacity, we decided to terminate the project. As a result, during the second quarter of 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million. During the second quarter of 2016, the Company wrote-off expiring land deposits related to the project of $1.9 million.

(4)
In accordance with the SEC’s May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA does not include Coal Logistics deferred revenue until it is recognized as GAAP revenue.

(5)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$51.5	$272.8	$(1.1)	$323.2
Equity in (loss) earnings of subsidiaries	(17.8)	(19.6)	—	37.4	—
Total revenues, net of equity (loss) earnings of subsidiaries	(17.8)	31.9	272.8	36.3	323.2
Costs and operating expenses
Cost of products sold and operating expense	—	38.6	219.7	(1.1)	257.2
Selling, general and administrative expense	2.9	9.9	11.3	—	24.1
Depreciation and amortization expense	—	1.8	31.5	—	33.3
Total costs and operating expenses	2.9	50.3	262.5	(1.1)	314.6
Operating (loss) income	(20.7)	(18.4)	10.3	37.4	8.6
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense (income), net	1.2	—	14.0	—	15.2
Total interest expense (income), net	1.2	(1.9)	15.9	—	15.2
Loss on extinguishment of debt	0.3	—	19.9	—	20.2
(Loss) income before income tax expense (benefit)	(22.2)	(16.5)	(25.5)	37.4	(26.8)
Income tax expense (benefit)	2.0	(4.8)	7.5	—	4.7
Net (loss) income	(24.2)	(11.7)	(33.0)	37.4	(31.5)
Less: Net loss attributable to noncontrolling interests	—	—	(7.3)	—	(7.3)
Net (loss) income attributable to SunCoke Energy, Inc.	$(24.2)	$(11.7)	$(25.7)	$37.4	$(24.2)
Comprehensive (loss) income	$(24.5)	$(11.7)	$(33.3)	$37.7	$(31.8)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(7.3)	—	(7.3)
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(24.5)	$(11.7)	$(26.0)	$37.7	$(24.5)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$42.2	$251.5	$(1.0)	$292.7
Equity in (loss) earnings of subsidiaries	(2.1)	—	—	2.1	—
Total revenues, net of equity in (loss) earnings of subsidiaries	(2.1)	42.2	251.5	1.1	292.7
Costs and operating expenses
Cost of products sold and operating expenses	—	31.6	193.8	(1.0)	224.4
Selling, general and administrative expenses	2.8	6.9	14.0	—	23.7
Depreciation and amortization expense	—	2.3	26.3	—	28.6
Loss on divestiture of business	—	—	5.1	—	5.1
Total costs and operating expenses	2.8	40.8	239.2	(1.0)	281.8
Operating (loss) income	(4.9)	1.4	12.3	2.1	10.9
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	1.7	—	11.7	—	13.4
Total interest expense (income), net	1.7	(1.9)	13.6	—	13.4
Gain on extinguishment of debt	—	—	(3.5)	—	(3.5)
(Loss) income before income tax expense	(6.6)	3.3	2.2	2.1	1.0
Income tax (benefit) expense	(2.0)	1.0	1.0	—	—
Net (loss) income	(4.6)	2.3	1.2	2.1	1.0
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.6)	$2.3	$(4.4)	$2.1	$(4.6)
Comprehensive (loss) income	$(3.9)	$2.3	$1.9	$1.4	$1.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.6	—	5.6
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(3.9)	$2.3	$(3.7)	$1.4	$(3.9)

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$102.4	$532.7	$(2.2)	$632.9
Equity in (loss) earnings of subsidiaries	(13.5)	(102.1)	—	115.6	—
Total revenues	(13.5)	0.3	532.7	113.4	632.9
Costs and operating expenses
Cost of products sold and operating expense	—	75.5	418.3	(2.2)	491.6
Selling, general and administrative expense	5.0	15.0	23.8	—	43.8
Depreciation and amortization expense	—	3.8	62.8	—	66.6
Total costs and operating expenses	5.0	94.3	504.9	(2.2)	602.0
Operating (loss) income	(18.5)	(94.0)	27.8	115.6	30.9
Interest (income) expense, net - affiliate	—	(3.7)	3.7	—	—
Interest expense (income), net	2.5	(0.2)	26.6	—	28.9
Total interest expense (income), net	2.5	(3.9)	30.3	—	28.9
Loss on extinguishment of debt	0.4	—	19.9	—	20.3
(Loss) income before income tax expense	(21.4)	(90.1)	(22.4)	115.6	(18.3)
Income tax expense (benefit)	1.8	(86.0)	155.1	—	70.9
Net (loss) income	(23.2)	(4.1)	(177.5)	115.6	(89.2)
Less: Net loss attributable to noncontrolling interests	—	—	(66.0)	—	(66.0)
Net (loss) income attributable to SunCoke Energy, Inc.	$(23.2)	$(4.1)	$(111.5)	$115.6	$(23.2)
Comprehensive (loss) income	$(23.4)	$(4.1)	$(177.7)	$115.8	$(89.4)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(66.0)	—	(66.0)
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(23.4)	$(4.1)	$(111.7)	$115.8	$(23.4)

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$84.9	$520.9	$(2.0)	$603.8
Equity in (loss) earnings of subsidiaries	(1.4)	11.3	—	(9.9)	—
Total revenues, net of equity in (loss) earnings of subsidiaries	(1.4)	96.2	520.9	(11.9)	603.8
Costs and operating expenses
Cost of products sold and operating expense	—	65.5	401.4	(2.0)	464.9
Selling, general and administrative expense	5.8	15.8	25.4	—	47.0
Depreciation and amortization expense	—	4.5	52.3	—	56.8
Loss on divestiture of business	—	—	14.7	—	14.7
Total costs and operating expenses	5.8	85.8	493.8	(2.0)	583.4
Operating (loss) income	(7.2)	10.4	27.1	(9.9)	20.4
Interest (income) expense, net - affiliate	—	(3.9)	3.9	—	—
Interest expense, net	3.2	—	24.2	—	27.4
Total interest expense (income), net	3.2	(3.9)	28.1	—	27.4
Gain on extinguishment of debt	—	—	(23.9)	—	(23.9)
(Loss) income before income tax (benefit) expense	(10.4)	14.3	22.9	(9.9)	16.9
Income tax (benefit) expense	(1.7)	7.1	(2.1)	—	3.3
Net (loss) income	(8.7)	7.2	25.0	(9.9)	13.6
Less: Net income attributable to noncontrolling interests	—	—	22.3	—	22.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(8.7)	$7.2	$2.7	$(9.9)	$(8.7)
Comprehensive (loss) income	$(7.6)	$7.2	$26.1	$(11.0)	$14.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	22.3	—	22.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(7.6)	$7.2	$3.8	$(11.0)	$(7.6)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2017
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$94.5	$42.2	$—	$136.7
Receivables	—	11.3	54.0	—	65.3
Inventories	—	10.9	105.5	—	116.4
Income tax receivable	—	—	83.2	(66.7)	16.5
Other current assets	—	3.0	3.1	—	6.1
Advances to affiliate	—	239.8	—	(239.8)	—
Total current assets	—	359.5	288.0	(306.5)	341.0
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	61.1	1,449.8	—	1,510.9
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	2.0	171.5	—	173.5
Deferred charges and other assets	—	3.5	1.0	—	4.5
Investment in subsidiaries	519.8	731.2	—	(1,251.0)	—
Total assets	$519.8	$1,249.7	$2,283.8	$(1,946.5)	$2,106.8
Liabilities and Equity
Advances from affiliate	$165.3	$—	$74.5	$(239.8)	$—
Accounts payable	—	17.0	109.4	—	126.4
Accrued liabilities	0.8	15.9	26.9	—	43.6
Deferred revenue	—	—	12.0	—	12.0
Current portion of long-term debt and financing obligation	—	—	3.7	—	3.7
Interest payable	1.4	—	5.2	—	6.6
Income taxes payable	0.8	65.9	—	(66.7)	—
Total current liabilities	168.3	98.8	231.7	(306.5)	192.3
Long-term debt and financing obligation	42.5	—	827.8	—	870.3
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.7	33.3	—	46.0
Retirement benefit liabilities	—	13.6	14.2	—	27.8
Deferred income taxes	21.3	278.3	129.1	—	428.7
Asset retirement obligations	—	—	13.9	—	13.9
Other deferred credits and liabilities	3.2	6.8	10.4	—	20.4
Total liabilities	235.3	710.2	1,349.4	(695.5)	1,599.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2017	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,807,075 shares at June 30, 2017	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at June 30, 2017	(140.7)	—	—	—	(140.7)
Additional paid-in capital	489.2	195.4	654.8	(850.2)	489.2
Accumulated other comprehensive (loss) income	(19.2)	(1.6)	(17.6)	19.2	(19.2)
Retained (deficit) earnings	(45.5)	345.7	74.3	(420.0)	(45.5)
Total SunCoke Energy, Inc. stockholders’ equity	284.5	539.5	711.5	(1,251.0)	284.5
Noncontrolling interests	—	—	222.9	—	222.9
Total equity	284.5	539.5	934.4	(1,251.0)	507.4
Total liabilities and equity	$519.8	$1,249.7	$2,283.8	$(1,946.5)	$2,106.8

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(23.2)	$(4.1)	$(177.5)	$115.6	$(89.2)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	3.8	62.8	—	66.6
Deferred income tax expense (benefit)	5.6	(89.3)	163.5	—	79.8
Payments in excess of expense for postretirement plan benefits	—	(0.5)	(0.7)	—	(1.2)
Share-based compensation expense	2.9	—	0.1	—	3.0
Equity in loss (earnings) of subsidiaries	13.5	102.1	—	(115.6)	—
Loss on extinguishment of debt	0.4	—	19.9	—	20.3
Changes in working capital pertaining to operating activities:
Receivables	—	0.9	(5.5)	—	(4.6)
Inventories	—	(1.9)	(22.0)	—	(23.9)
Accounts payable	—	3.8	11.8	—	15.6
Accrued liabilities	(0.8)	(4.6)	(0.8)	—	(6.2)
Deferred revenue	—	—	9.5	—	9.5
Interest payable	(0.1)	—	(9.5)	—	(9.6)
Income taxes	18.6	(21.6)	(8.9)	—	(11.9)
Other	0.4	1.4	4.4	—	6.2
Net cash provided by (used in) operating activities	17.3	(10.0)	47.1	—	54.4
Cash Flows from Investing Activities:
Capital expenditures	—	(2.2)	(20.2)	—	(22.4)
Decrease in restricted cash	—	—	0.1	—	0.1
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash (used in) provided by investing activities	—	(2.2)	0.4	—	(1.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	620.6	—	620.6
Repayment of long-term debt	—	—	(532.2)	—	(532.2)
Repayment of financing obligation	—	—	(1.2)	—	(1.2)
Proceeds from revolving facility	—	—	128.0	—	128.0
Repayment of revolving facility	—	—	(200.0)	—	(200.0)
Debt issuance costs	(1.7)	—	(13.9)	—	(15.6)
Acquisition of additional interest in the Partnership	—	(24.6)	—	—	(24.6)
Cash distribution to noncontrolling interests	—	—	(24.6)	—	(24.6)
Other financing activities	(0.3)	—	—	—	(0.3)
Net (decrease) increase in advances from affiliate	(15.3)	71.6	(56.3)	—	—
Net cash (used in) provided by financing activities	(17.3)	47.0	(79.6)	—	(49.9)
Net increase (decrease) in cash and cash equivalents	—	34.8	(32.1)	—	2.7
Cash and cash equivalents at beginning of period	—	59.7	74.3	—	134.0
Cash and cash equivalents at end of period	$—	$94.5	$42.2	$—	$136.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(8.7)	$7.2	$25.0	$(9.9)	$13.6
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss of divestiture of business	—	—	14.7	—	14.7
Depreciation and amortization expense	—	4.5	52.3	—	56.8
Deferred income tax (benefit) expense	(0.8)	5.7	(1.3)	—	3.6
Payments in excess of expense for postretirement plan benefits	—	(0.6)	(0.6)	—	(1.2)
Share-based compensation expense	3.4	—	—	—	3.4
Equity in loss (earnings) of subsidiaries	1.4	(11.3)	—	9.9	—
Gain on extinguishment of debt	—	—	(23.9)	—	(23.9)
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	0.2	16.0	—	16.2
Inventories	—	(3.7)	19.2	—	15.5
Accounts payable	—	6.9	(12.4)	—	(5.5)
Accrued liabilities	0.3	4.4	2.3	—	7.0
Deferred revenue	—	—	18.2	—	18.2
Interest payable	—	—	(2.1)	—	(2.1)
Income taxes	(14.7)	0.8	15.8	—	1.9
Other	2.6	7.8	(7.1)	—	3.3
Net cash (used in) provided by operating activities	(16.5)	21.9	116.1	—	121.5
Cash Flows from Investing Activities:
Capital expenditures	—	(2.8)	(27.4)	—	(30.2)
Decrease in restricted cash	—	—	15.9	—	15.9
Divestiture of business	—	—	(12.1)	—	(12.1)
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(2.8)	(21.5)	—	(24.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(47.0)	—	(47.0)
Proceeds from revolving facility	—	—	20.0	—	20.0
Repayments of revolving facility	(40.4)	—	(20.0)	—	(60.4)
Cash distribution to noncontrolling interests	—	—	(24.7)	—	(24.7)
Other financing activities	(0.5)	—	—	—	(0.5)
Net increase (decrease) in advances from affiliates	57.4	(56.7)	(0.7)	—	—
Net cash provided by (used in) financing activities	16.5	(56.7)	(72.4)	—	(112.6)
Net decrease in cash and cash equivalents	—	(37.6)	22.2	—	(15.4)
Cash and cash equivalents at beginning of period	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of period	$—	$33.0	$75.0	$—	$108.0

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item, and Note 14 to our consolidated financial statements.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers are operating in an environment that is challenged by global overcapacity, our customers have continued to see increases in steel pricing and positive signals on trade and infrastructure during the first half of 2017. Despite the improved market trends over the last year, AK Steel and United States Steel Corporation ("U.S. Steel") have kept portions of their Ashland Kentucky Works facility and Granite City Works facility idled as they await further signs of market stability. While market challenges remain, our customers continue to comply with the terms of their long-term, take-or-pay contracts with us.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC ("Altivia"). Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of June 30, 2017:

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

(1)
Cokemaking capacity represents stated capacity for production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.

(2)
We hold a 49 percent investment in a cokemaking joint venture with VISA Steel Limited in India ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer included our share of VISA SunCoke in our financial results. Cokemaking capacity represents 100 percent of VISA SunCoke.

The Partnership owns and operates a coal logistics business, which provides coal handling and/or mixing services to third-party customers as well as to our own cokemaking facilities. The Partnership's coal logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal"). The Partnership's coal logistics business has collective capacity to mix and/or transload approximately 40 million tons of coal annually and store approximately 3 million tons. CMT is one of the largest export terminals on the U.S. gulf coast and has direct rail access and the capability to transload approximately 15 million tons of coal annually through its operations in Convent, Louisiana. The facility is supported by long-term, take-or-pay contracts with volume commitments covering 10 million tons of its current capacity. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload approximately 25 million tons of coal annually through operations in West Virginia. The Partnership's terminal located in East Chicago, Indiana, Lake Terminal, provides coal handling and mixing services to our Indiana Harbor cokemaking operations. The Company also owns Dismal River Terminal LLC ("DRT"), which is located in Virginia adjacent to our Jewell cokemaking facility and was formed to accommodate Jewell in its direct procurement of third-party coal, beginning in 2016. Coal is transported from the mine site in numerous ways, including rail, truck, barge or ship. The Partnership's coal terminals act as intermediaries between coal producers and coal end users by providing transloading, storage and mixing services. The Partnership does not take possession of coal in its coal logistics business, but instead earns revenue by providing coal handling and/or mixing services to its customers on a fee per ton basis. Mixing and/or handling services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility and coal producing customers.

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
The Partnership's coal logistics customers have experienced more stable thermal coal prices, both API2 and domestic, during the first half of 2017 as well as significant increases to these prices in 2017 as compared to lows in early 2016. Additionally, metallurgical coal export prices have significantly increased during the first half of 2017 as compared to the prior year period. As a result, tons handled by the Coal Logistics segment have increased and improved its financial performance in the first half of 2017 as compared to the first half of 2016.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of June 30, 2017, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 57.0 percent limited partner interest in the Partnership. The remaining 41.0 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Recent Developments

•	Termination of the Proposed Simplification Transaction
In April 2017, the Company announced the termination of discussions with the Conflicts Committee of the Board of Directors of the Partnership regarding our proposal to acquire all of the Partnership’s common units not already owned by the Company ("Simplification Transaction"), announced on October 31, 2016. The Conflicts Committee and its independent advisors reviewed the proposal made by the Company and had several discussions with the Company regarding the potential transaction. At this time, the parties determined that they will not be able to reach an agreement and have therefore terminated discussions regarding the proposed Simplification Transaction.
The Company and the Partnership recorded $1.5 million and $0.3 million of transaction costs related to the proposed Simplification Transaction in selling, general and administrative expenses on the Consolidated Statement of Operations during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

•	Partnership's Debt Refinancing
See "Items Impacting Comparability" below for further details on the Partnership's debt refinancing.
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(Dollars in millions)
Sales and other operating revenue(1)	$323.2	$292.7	$30.5	$632.9	$603.8	$29.1
Net cash provided by operating activities(2)	$24.9	$92.1	$(67.2)	$54.4	$121.5	$(67.1)
Adjusted EBITDA(1)	$47.5	$46.5	$1.0	$103.1	$90.3	$12.8

(1)	See analysis of changes described in "Analysis of Segment Results."

(2)	See analysis of changes described in "Liquidity and Capital Resources."

Items Impacting Comparability

•
Debt Activities. During the second quarter of 2017, the Partnership refinanced its debt obligations. The Partnership received $620.6 million of proceeds, net of an original issue discount of $9.4 million, from the issuance of the 7.5 percent 2025 Partnership Notes and $100.0 million of proceeds from borrowings under the Partnership's amended and restated credit facility. The Partnership used these proceeds to purchase and redeem all of its 7.375 percent 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, to repay the $50.0 million outstanding on the Partnership Term Loan and to repay $172.0 million on the Partnership Revolver. In connection with the debt issuance, the Company and the Partnership incurred debt issuance costs of $15.9 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017.

As a result of the debt refinancing, the three and six months ended June 30, 2017 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $20.2 million and $20.3 million, respectively, which consisted primarily of the premium paid of $18.7 million.
The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver. The Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest, net of $3 million of interest savings from the anticipated refinancing of the Partnership Promissory Note in August 2017, and $2 million of amortization of debt issuance costs and discounts. See Note 6 to our consolidated financial statements for further details.
During the three and six months ended June 30, 2016, the Partnership repurchased $17.1 million and $69.9 million, respectively, of 2020 Partnership Notes, which resulted in a gain on extinguishment of debt of $3.5 million and $23.9 million, respectively.

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

As a result of the Final Regulations, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the first quarter of 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable.  As the Company consolidates the Partnership, the entire deferred income tax expense was recognized during the first quarter of 2017. However, the Company had already recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. Therefore, the net impact to the Company’s deferred tax expense was $64.2 million during the six months ended June 30, 2017. This incremental tax impact is solely attributable to the Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, the Final Regulations have no impact to net income attributable to the Company.

•
Terminated the Potential New Cokemaking Facility Project. We continue to have regular discussions with our customers regarding their respective long-term coke requirements. However, our ability to construct a new cokemaking facility, or enter into new commercial arrangements with our coke customers, is subject to our customers' decisions with respect to their own cokemaking assets, their outlook for their coke requirements and general domestic steel industry and market conditions. Our ongoing focus is to renew our existing customers' contracts in the upcoming years.

In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility to be constructed in Kentucky. However, in June 2017, due to our focus on renewing our existing customer contracts and the lack of any long-term customer commitment for a majority of the facility's capacity, we decided to terminate the project. As a result, during the second quarter of 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million. During the second quarter of 2016, the Company wrote-off expiring land deposits related to the project of $1.9 million. These costs were included in selling, general and administrative expenses on the Consolidated Statements of Operations.

•
Jewell Coke's Reimbursable Coal Costs. The reimbursable coal component of our Jewell cokemaking facility is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill I cokemaking facility ("HHI Benchmark"). Historically, Jewell's actual coal costs have been higher than the HHI Benchmark, resulting in an under-recovery of coal costs at Jewell. During the three and six months ended June 30, 2017, we have narrowed the difference between the HHI Benchmark and Jewell's actual coal costs, lessening the under-recovery and improving Adjusted EBITDA by $1.0 million and $3.4 million as compared to the same prior year periods, respectively.

•
Pass Through Coal Cost Under-Recovery. During the fourth quarter of 2016, as part of our ordinary course coal sourcing activities, Haverhill, Middletown and AK Steel each entered into arrangements with a coal supplier for 2017 fulfillment. As a result of unfulfilled coal supply commitments by this coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in a higher price. Presently, we are aggressively pursuing the coal supplier and sharing a portion of the increased coal cost differential with AK Steel, resulting in a negative impact to revenue and Adjusted EBITDA of $1.4 million and $2.8 million during the three and six months ended June 30, 2017, respectively. We expect this impact to lower revenue and Adjusted EBITDA by approximately $6 million for the year ended December 31, 2017.

•
Coal Mining Business Divestiture and Impairment. In April 2016, the Company successfully disposed of its coal mining business to Revelation Energy, LLC ("Revelation"), who assumed substantially all of our remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.1 million from the Company to take ownership of the assets and liabilities during the second quarter of 2016. The Company paid an additional $0.7 million in the third quarter of 2016 to transfer certain retirement obligations to Revelation. During the three and six months ended June 30, 2016 the Company recognized total losses associated with this divestiture of $5.1 million and $14.7 million, respectively, which included a $10.7 million asset impairment charge recorded in the first quarter of 2016. Cost savings due to the absence of the coal mining business improved Adjusted EBITDA results by $0.3 million and $3.1 million during the three and six months ended June 30, 2017, respectively, as compared to the same prior year periods.

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

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$323.2	$292.7	$30.5	$632.9	$603.8	$29.1
Costs and operating expenses
Cost of products sold and operating expenses	257.2	224.4	32.8	491.6	464.9	26.7
Selling, general and administrative expenses	24.1	23.7	0.4	43.8	47.0	(3.2)
Depreciation and amortization expense	33.3	28.6	4.7	66.6	56.8	9.8
Loss on divestiture of business(1)	—	5.1	(5.1)	—	14.7	(14.7)
Total costs and operating expenses	314.6	281.8	32.8	602.0	583.4	18.6
Operating income	8.6	10.9	(2.3)	30.9	20.4	10.5
Interest expense, net	15.2	13.4	1.8	28.9	27.4	1.5
Loss (gain) on extinguishment of debt(1)	20.2	(3.5)	23.7	20.3	(23.9)	44.2
(Loss) income before income tax expense	(26.8)	1.0	(27.8)	(18.3)	16.9	(35.2)
Income tax expense	4.7	—	4.7	70.9	3.3	67.6
Net (loss) income	(31.5)	1.0	(32.5)	(89.2)	13.6	(102.8)
Less: Net (loss) income attributable to noncontrolling interests	(7.3)	5.6	(12.9)	(66.0)	22.3	(88.3)
Net loss attributable to SunCoke Energy, Inc.	$(24.2)	$(4.6)	$(19.6)	$(23.2)	$(8.7)	$(14.5)

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue. Sales and other operating revenue increased for both the three and six months ended June 30, 2017 compared to the same prior year periods. These increases were primarily due to the pass-through of higher coal prices in our Domestic Coke segment as well as higher sales volumes in our Coal Logistics segment. These increases were partially offset by lower sales volumes at our Domestic Coke segment, driven by oven rebuilds at our Indiana Harbor cokemaking facility.
Costs of Products Sold and Operating Expenses. Costs of products sold and operating expenses increased for both the three and six months ended June 30, 2017 compared to the same prior year periods. These increases were primarily due to higher coal costs associated with higher coal prices in our Domestic Coke segment, discussed above, as well as the absence of the $3.7 million gain from the contingent consideration adjustment recorded in the first quarter of 2016, previously discussed in "Items Impacting Comparability."
Selling, General and Administrative Expenses. Selling, general and administrative expense during the three and six months ended June 30, 2017 included a write-off of costs associated with the termination of our project for a potential new cokemaking facility of $5.3 million, previously discussed in "Items Impacting Comparability." The three and six months ended June 30, 2016 included a $1.9 million write-off related to expiring land deposits related to the project, a $1.4 million write-off of a receivable related to 2015 spot coke sales to Essar Algoma and higher professional fees. Additionally, the Company incurred costs to resolve certain legal matters during the six months ended June 30, 2016.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during the three and six months ended June 30, 2017 compared to the same prior year periods was primarily the result of revisions in 2016 to the remaining useful lives of our Indiana Harbor cokemaking ovens due to higher than expected oven degradation, which resulted in additional depreciation of $4.7 million, or $0.07 per common share, during the three months ended June 30, 2017, and $9.5 million, or $0.15 per common share, during the six months ended June 30, 2017.
Interest Expense, Net. The increase in interest expense, net during the three and six months ended June 30, 2017 compared to the same prior year periods was primarily due to higher interest rates on the 2025 Partnership Notes issued in May 2017 previously discussed in "Items Impacting Comparability," as well as lower capitalized interest during the three and six months ended June 30, 2017 as compared to the prior year period.
Income Taxes. Income tax expense increased during the three months ended June 30, 2017, as compared to the same prior year period, driven primarily by a valuation allowance of $4.9 million included in income tax expense as a result of changes in future state allocation assumptions partially offset by a state income tax benefit of $2.5 million related to the filing of an amended state tax return. Income tax expense during the six months ended June 30, 2017 also included the impacts of the IRS Final Regulations previously discussed in "Items Impacting Comparability."
Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net (loss) income attributable to noncontrolling interest.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net (loss) income attributable to the Partnership's common public unitholders'(1)(2)	$(6.2)	$5.4	$(11.6)	$(63.8)	$21.9	$(85.7)
Net (loss) income attributable to third-party interest in our Indiana Harbor cokemaking facility(3)	(1.1)	0.2	(1.3)	(2.2)	0.4	(2.6)
Net (loss) income attributable to noncontrolling interest	$(7.3)	$5.6	$(12.9)	$(66.0)	$22.3	$(88.3)

(1)
The decrease during the three months ended June 30, 2017 as compared to the same prior year period was primarily due to the Partnership's loss on extinguishment of debt during the second quarter of 2017 as compared to the Partnership's gain on extinguishment of debt during the second quarter of 2016.

(2)
The decrease during the six months ended June 30, 2017 as compared to the same prior year period was primarily due to the impact of the IRS Final Regulations previously described in "Recent Developments" and the Partnership's loss on extinguishment of debt during the six months ended June 30, 2017 as compared to the Partnership's gain on extinguishment of debt during the six months ended June 30, 2016.

(3) The decrease during the three and six months ended June 30, 2017 as compared to the same prior year period was primarily driven by lower volumes and higher operating and maintenance spending as a result of ovens out of service associated with the oven rebuild project.
Results of Reportable Business Segments
We report our business results through three segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brazil, for a Brazilian subsidiary of ArcelorMittal S.A.;

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
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 14 to our consolidated financial statements.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$296.5	$274.0	$22.5	$575.2	$563.0	$12.2
Brazil Coke	10.5	7.3	3.2	21.3	15.0	6.3
Coal Logistics	16.2	11.3	4.9	36.4	24.3	12.1
Coal Logistics intersegment sales	5.1	5.2	(0.1)	10.2	10.4	(0.2)
Corporate and Other(1)	—	0.1	(0.1)	—	1.5	(1.5)
Corporate and Other intersegment sales(1)	—	0.7	(0.7)	—	22.0	(22.0)
Elimination of intersegment sales	(5.1)	(5.9)	0.8	(10.2)	(32.4)	22.2
Total sales and other operating revenues	$323.2	$292.7	$30.5	$632.9	$603.8	$29.1
Adjusted EBITDA(2):
Domestic Coke	$44.0	$51.0	$(7.0)	93.7	105.3	(11.6)
Brazil Coke	4.5	2.4	2.1	8.9	4.7	4.2
Coal Logistics	10.0	5.4	4.6	23.1	11.3	11.8
Corporate and Other(3)	(11.0)	(12.3)	1.3	(22.6)	(31.0)	8.4
Total Adjusted EBITDA	$47.5	$46.5	$1.0	$103.1	$90.3	$12.8
Coke Operating Data:
Domestic Coke capacity utilization (%)	90	95	(5)	90	94	(4)
Domestic Coke production volumes (thousands of tons)	950	998	(48)	1,898	1,989	(91)
Domestic Coke sales volumes (thousands of tons)	953	992	(39)	1,899	1,992	(93)
Domestic Coke Adjusted EBITDA per ton(4)	$46.17	$51.41	$(5.24)	$49.34	$52.86	$(3.52)
Brazilian Coke production—operated facility (thousands of tons)	437	431	6	872	845	27
Coal Logistics Operating Data:
Tons handled (thousands of tons)(5)	5,173	4,208	965	10,892	8,523	2,369
CMT take-or-pay shortfall tons (thousands of tons)(6)	956	1,616	(660)	1,500	3,254	(1,754)

(1)	Corporate and Other revenues related to our legacy coal mining business.

(2)
See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2017 and 2016, respectively.

(3)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $2.7 million and $6.2 million during the three and six months ended June 30, 2017, respectively, as well as losses of $3.0 million and $9.3 million during the three and six months ended June 30, 2016, respectively.

(4)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(5)	Reflects inbound tons handled during the period.

(6)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$274.0	$51.0	$563.0	$105.3
Indiana Harbor(1)	(0.1)	(4.7)	(11.6)	(9.6)
Volumes(2)	(0.9)	0.9	(3.5)	1.5
Coal cost recovery and yields(3)	24.5	0.8	29.8	1.9
Operating and maintenance costs(4)	0.5	(3.0)	—	(3.6)
Energy and other(5)	(1.5)	(1.0)	(2.5)	(1.8)
Current year period	$296.5	$44.0	$575.2	$93.7

(1)
Indiana Harbor results were negatively impacted by increased operating and maintenance spending and lower volumes of 30 thousand and 66 thousand tons in the three months and six months ended June 30, 2017, respectively, as compared to the prior year periods due to the ongoing oven rebuild initiative. Indiana Harbor revenues in the three months ended June 30, 2017 benefited from approximately $7 million of higher pass-through coal costs. Indiana Harbor revenues in the six months ended June 30, 2017 benefited from approximately $5 million of higher pass-through coal costs as compared to the prior year period as fluctuating coal prices resulted in sales of lower cost inventory during the first quarter of 2017 as compared to the first quarter of 2016.

(2)
We delivered lower volumes to AK Steel in 2017 compared to 2016, but received make-whole payments based on the terms of our long-term, take-or-pay contract. As such this reduction in volumes did not impact the period-over-period change in Adjusted EBITDA.

(3)
The increase in revenues was primarily driven by the pass-through of higher coal prices. Additionally, the under-recovery of coal costs at Jewell previously discussed in "Items Impacting Comparability" was less significant during the three and six months ended June 30, 2017 as compared to the same prior year periods, increasing revenues $7.4 million and $14.9 million, respectively, and increasing Adjusted EBITDA by $1.0 million and $3.4 million, respectively. As a result of unfulfilled coal supply commitments by our coal supplier, substitute coal suppliers are currently meeting the shortfall, resulting in higher coal prices as previously discussed in "Items Impacting Comparability." These higher coal prices decreased both revenues and Adjusted EBITDA by $1.4 million for the three months ended June 30, 2017 and $2.8 million for the six months ended June 30, 2017.

(4)
The decrease in Adjusted EBITDA was due to slightly higher costs across the fleet, including costs of $0.6 million associated with the planned outage at the Granite City facility in the second quarter.

(5)
The decrease in both revenues and Adjusted EBITDA was driven by lower energy sales as a result of the planned outage as discussed above. Adjusted EBITDA was favorably impacted by the absence of the second quarter 2016 write-off of a $1.4 million receivable related to 2015 spot coke sales to Essar Algoma.

Coal Logistics
The following table explains year-over-year changes in the Coal Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$16.5	$5.4	$34.7	$11.3
Transloading volumes(1)	4.6	4.3	11.6	11.2
Price/margin impact of mix in transloading services	(0.3)	(0.3)	(0.1)	(0.1)
Operating and maintenance costs and other	0.5	0.6	0.4	0.7
Current year period	$21.3	$10.0	$46.6	$23.1

(1)
The increase in revenues and Adjusted EBITDA during the three and six months ended June 30, 2017 was the result of 965 thousand and 2,369 thousand of higher tons handled as compared to the prior year periods, respectively, primarily at CMT.

Brazil
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Sales and other operating revenue increased $3.2 million, or 43.8 percent, to $10.5 million for the three months ended June 30, 2017 compared to $7.3 million for the same period of 2016. The increase in revenues was primarily due to an incremental $1.3 million in licensing fees related to the addition of certain patents to our existing intellectual property licensing agreement as well as favorable foreign currency adjustments compared to the same prior year period, which increased revenues $0.6 million. The remaining increase of $1.3 million was driven by higher reimbursable operating and maintenance costs of $0.7 million as well as higher coke sales volumes and production bonuses received from our customer in the current year for meeting certain volume targets not met in the prior year.
Adjusted EBITDA increased $2.1 million, or 87.5 percent, to $4.5 million for the three months ended June 30, 2017 compared to $2.4 million for the same period of 2016. The increase in Adjusted EBITDA was the result of the $1.3 million in incremental licensing fees, favorable foreign currency adjustments and higher coke sales volumes and production bonuses as discussed above.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Sales and other operating revenue increased $6.3 million, or 42.0 percent, to $21.3 million for the six months ended June 30, 2017 compared to $15.0 million for the same period of 2016. The increase in revenues was primarily due to an incremental $2.6 million in licensing fees as well as $1.6 million of favorable foreign currency adjustments compared to the same prior year period. Additionally, revenues increased $1.2 million due to higher volumes, including production bonuses received from our customer in the current year for meeting certain volume targets not met in the prior year. The remaining increase of $0.9 million was primarily due to higher reimbursable operating and maintenance costs.
Adjusted EBITDA increased $4.2 million, or 89.4 percent, to $8.9 million for the six months ended June 30, 2017 compared to $4.7 million for the same period of 2016. The increase in Adjusted EBITDA was primarily the result of the $2.6 million in incremental licensing fees. The remaining increase in Adjusted EBITDA of $1.6 million was primarily driven by higher volumes as described above.
Corporate and Other
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Corporate and other revenues, inclusive of intersegment sales, were $0.8 million for the three months ended June 30, 2016 and primarily represented revenues from our legacy coal mining business, which was disposed of in April 2016.
Corporate and other Adjusted EBITDA results, which include activity from our legacy coal mining business, was a loss of $11.0 million in the second quarter 2017, an improvement of $1.3 million compared to the second quarter 2016. The improvement was partly driven by lower legal costs in the current year period.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Corporate and other revenues, inclusive of intersegment sales, were $23.5 million for the six months ended June 30, 2016 and primarily represented revenues from our legacy coal mining business, which was disposed of in April 2016.
Corporate and other Adjusted EBITDA results, which include activity from our legacy coal mining business, was a loss of $22.6 million for the six months ended June 30, 2017, an improvement of $8.4 million compared to the same period of 2016. The improvement includes a $3.1 million period-over-period benefit associated with the absence of our coal mining business, which was disposed of in April 2016. The remaining improvement was driven by the absence of costs incurred to resolve certain legal matters in the prior year period as well as favorable period-over-period impact of $0.7 million of mark-to-market adjustments in deferred compensation and $1.0 million of lower employee related costs compared the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the replacement of partially or fully depreciated assets and other capital expenditures, service our debt, fund investments, fund working capital and maintain cash reserves. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. The Company and Partnership may be required to access the capital markets for funding related to the maturities of our long-term borrowings in the future. As of June 30, 2017, together with the Partnership, we had $136.7 million of cash and cash equivalents and $253.8 million of borrowing availability under our credit facilities.
Debt Refinancing
During the second quarter of 2017, the Partnership refinanced its debt obligations. The Partnership received $620.6 million of proceeds, net of an original issue discount of $9.4 million, from the issuance of the 7.5 percent 2025 Partnership Notes and $100.0 million of proceeds from borrowings under the Partnership's amended and restated credit facility. The Partnership also increased its capacity to $285.0 million and extended its maturity date to 2022 under the Partnership Revolver. Additionally, the Company extended its maturity date to May 2022 and reduced its capacity to $100.0 million under the Revolving Facility. In connection with the debt issuance, the Company and the Partnership incurred debt issuance costs of $15.9 million, which were included in long-term debt and financing obligation on the Consolidated Balance Sheets as of June 30, 2017.
During the second quarter of 2017, the Partnership used the proceeds, described above, to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, to repay the $50.0 million outstanding on the Partnership Term Loan and to repay $172.0 million on the Partnership Revolver. The Partnership also paid $11.0 million of accrued interest to redeem all of its 2020 Partnership Notes.
The Partnership intends to repay the outstanding balance on the Partnership's Promissory Note of $112.6 million in August 2017, primarily using available borrowing capacity under the Partnership Revolver. The Partnership anticipates annualized interest expense, net to increase by approximately $8 million, which includes approximately $6 million of cash interest, net of $3 million of interest savings from the anticipated refinancing of the Partnership Promissory Note in August 2017, and $2 million of amortization of debt issuance costs and discounts. See Note 6 to our consolidated financial statements for further details.
Covenants
As of June 30, 2017, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In May 2017, Moody's Investor Services ("Moody's") upgraded the Company's corporate family rating to B1 from B2, in connection with the refinancing of the Partnership's capital structure. The rating upgrade reflects the improved steel market fundamentals and the strengthened financial position of our customers as well as de-leveraging undertaken by the Company and Partnership in the past 24 months.
Distributions
On July 17, 2017, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on September 1, 2017 to unitholders of record on August 15, 2017.

Partnership Public Unit Purchase Program
On April 17, 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership public units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million. During the second quarter of 2017, the Company purchased 1,460,404, or approximately 7 percent, of outstanding Partnership public units in the open market for a total cost of $24.6 million, leaving a remaining public unit purchase program balance of $25.4 million as of June 30, 2017. In July 2017, the Company's Board of Directors authorized the Company to purchase an incremental $50.0 million of Partnership public units in the open market. Subsequent to June 30, 2017, the Company purchased an additional 131,274 of outstanding Partnership public units in the open market for a total cost of $2.3 million, leaving a remaining public unit purchase program balance of $73.1 million as of July 26, 2017.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$54.4	$121.5
Net cash used in investing activities	(1.8)	(24.3)
Net cash used in financing activities	(49.9)	(112.6)
Net increase (decrease) in cash and cash equivalents	$2.7	$(15.4)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $67.1 million to $54.4 million as compared to the corresponding prior year period. The decrease in operating cash flows is primarily driven by the unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, of approximately $40 million due mostly to fluctuating coal prices and inventory levels. Further contributing to the decrease in operating cash flows were higher compensation-related benefit payments of approximately $5.0 million as compared to the prior year period.  Income tax payments, net of $3.1 million in the current period compared to income tax refunds, net of $2.2 million in the prior year period also drove an unfavorable comparison.
Additionally, as a result of the current period debt refinancing, the Partnership made additional interest payments of $11.0 million during the second quarter of 2017 as interest payments normally made in the third quarter were accelerated in conjunction with the refinancing. These accelerated payments were partially offset by $3.9 million of lower interest payments made in the current year period as compared to the prior year period as debt repurchases throughout 2016 lowered outstanding debt balances. The remaining decrease was primarily due to the impacts of the oven rebuild project at Indiana Harbor and the planned outage at Granite City during the six months ended June 30, 2017 as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $22.5 million to $1.8 million as compared to $24.3 million in the corresponding period of 2016. The decrease was driven by the $20.5 million return of the Brazilian investment collected during the first half of 2017. The prior year period also included a $12.1 million payment related to the divestiture of the coal mining business partially offset by an amendment to an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. See "Capital Requirements and Expenditures" for details on total capital expenditures during the first half of 2017 and 2016.
Cash Flows from Financing Activities
Net cash used in financing activities was $49.9 million for the six months ended June 30, 2017. In the first half of 2017, the Partnership received gross proceeds of $620.6 million from the issuance of the 2025 Partnership Senior Notes and $100.0 million from the Partnership Revolver under its amended and restated credit facility. The proceeds received were used primarily to repay $532.2 million of long-term debt, to repay $172.0 million on the Partnership Revolver and pay $15.6 million of debt issuance costs related to the debt refinancing.
Additionally, the Company paid $24.6 million to acquire outstanding Partnership public units and the Partnership paid distributions of $24.6 million to its public unitholders during the first half of 2017.

Net cash used in financing activities was $112.6 million for the six months ended June 30, 2016. In the first half of 2016, we repaid $87.4 million of outstanding debt obligations, including $47.0 million of Partnership Notes and $40.4 million of the Company's Revolving Facility, and paid distributions of $24.7 million to its public unitholders.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Six Months Ended June 30,
	2017	2016

	(Dollars in millions)
Ongoing capital	$13.6	$12.0
Environmental remediation projects(1)	8.4	5.1
Expansion capital:
CMT(2)	0.1	10.7
Other capital expansion	0.3	2.4
Total capital expenditures	$22.4	$30.2

(1)	Includes $0.3 million and $1.4 million of capitalized interest in connection with the environmental remediation projects during the six months ended June 30, 2017 and 2016, respectively.

(2)
Represents capital expenditures of $9.5 million for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT and $1.2 capitalized interest for the six months ended June 30, 2016.

In 2017, we expect our capital expenditures to be approximately $80 million, which is comprised of the following:

•
Total ongoing capital expenditures of approximately $52 million, of which approximately $17 million will be spent at the Partnership and approximately $20 million to $25 million will be spent on the 2017 Indiana Harbor oven rebuild project;

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
We anticipate spending a total of between approximately $140 million and $145 million in environmental remediation projects to comply with the expected terms of the consent decree at our Haverhill and Granite City cokemaking operations. We have spent approximately $101 million related to these projects since 2012. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, any amounts that the Partnership spends on these projects in excess of the $119 million will be reimbursed by the Company.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the six months ended June 30, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 16, 2017 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 16, 2017 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2017 and 2016, respectively. This reconciliation has been updated to reflect the impact of our debt refinancing activity.
Below is a reconciliation of 2017 Adjusted EBITDA guidance from its closest GAAP measures:

	2017
	Low	High
Net cash provided by operating activities	$128	$143
Subtract:
Depreciation and amortization expense	131	131
Deferred income tax expense	65	70
Changes in working capital and other	(27)	(28)
Loss on extinguishment of debt	20	20
Net loss	$(61)	$(50)
Add:
Depreciation and amortization expense	131	131
Interest expense, net	63	62
Loss on extinguishment of debt	20	20
Income tax expense	67	72
Adjusted EBITDA	$220	$235
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	90	94
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$130	$141

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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

•
our ability, or that of the Partnership, to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for coal handling services (including transportation, storage and mixing);

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our coal mining and/or cokemaking operations, and in the operations of our subsidiaries, major customers, business partners, and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with federal or state environmental statutes, rules or regulations

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our and/or the Partnership's cokemaking or coal logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•
proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies, taxes, or their interpretations, including, but not limited to, those relating to environmental matters;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste;

•	claims of noncompliance with any statutory and regulatory requirements;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefits, income, including, but not limited to, federal income tax treatment of the Partnership and/or other items;

•	the unreliability of historical combined and consolidated financial data as an indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•
required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our operations or those of the Partnership, the Partnership's coal logistics business, and/or our former coal mining activities;

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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2017.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares and the Partnership's program to repurchase outstanding units during the six months ended June 30, 2017. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 16, 2017 for further information on the programs.
Item 4. Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, certain retained coal mining assets remain subject to Mine Safety and Health Administration ("MSHA") regulatory purview and the Company continues to own certain coal logistics assets that are also regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated May 24, 2017, among SunCoke Energy, Inc., as borrower, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 25, 2017, File No.: 001-35243).

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

101*
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	July 27, 2017	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)