Form 10-K
period 2017-12-31
SunCoke Energy, Inc.
filed 2018-02-15
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock (based upon the June 30, 2017 closing price of $10.90 on the New York Stock Exchange) held by non-affiliates was approximately $694,796,596.
The number of shares of common stock outstanding as of February 9, 2018 was 64,542,973.
Portions of the SunCoke Energy, Inc. 2018 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference in Part III of this Form 10-K.

1

SUNCOKE ENERGY, INC.

PART I

Item 1.	Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has approximately 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also provide handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded master limited partnership. As of December 31, 2017, we owned the general partner of the Partnership, which owns a 2.0 percent general partner interest and incentive distribution rights ("IDRs") in the Partnership, and owned a 59.9 percent limited partner interest in the Partnership. The remaining 38.1 percent interest in the Partnership was held by public unitholders.
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

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), for a Brazilian subsidiary of ArcelorMittal S.A.;

•
Logistics consists of our Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal"), and Dismal River Terminal, LLC ("DRT") providing handling and/or mixing services in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

For additional information regarding our business segments, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our consolidated financial statements.

Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	AM USA	1962	December 2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	AM USA	1998	October 2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	AM USA	2005	December 2020	100	550	Process steam
Haverhill Phase II	Franklin Furnace, Ohio	AK Steel	2008	December 2021	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
Total					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
					1,150	5,940
Equity Method Investment:
VISA SunCoke(2)	Odisha, India	Various	2007	NA	88	440	Steam for power generation
Total					1,238	6,380

(1)
Cokemaking nameplate capacity represents stated capacity for production of blast furnace coke. Middletown production and sales volumes are based on “run of oven” capacity, which includes both blast furnace coke and small coke. Using the stated capacity, Middletown nameplate capacity on a “run of oven” basis is approximately 578 thousand tons per year.

(2)
We hold a 49 percent investment in a cokemaking joint venture with VISA Steel Limited in India ("VISA SunCoke"), which was fully impaired in 2015, and consequently, beginning in the fourth quarter of 2015, we no longer include our share of VISA SunCoke in our financial results. Cokemaking capacity represents 100 percent of VISA SunCoke.

We are a technological leader in cokemaking. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brazil, which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in approximately 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
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

Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel") and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America, each of which individually accounts for greater than ten percent of our consolidated revenues. The take-or-pay provisions require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. We generally do not have significant spot coke sales since our domestic capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues. To date, our coke customers have satisfied their obligations under these agreements.
Our coke sales agreements have an average remaining term of approximately seven years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales.
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
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant iron production capacity. AK Steel must give at least two years prior notice of its intention to terminate the agreement. The Company finds that neither of the criteria have been met. No other coke sales contract has an early termination clause.

While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have benefited from improved steel pricing, favorable trade rulings, and solid end market demand in 2017. Despite recent trade actions, imported steel continues to be an issue across the industry as finished steel imports remain elevated at approximately 27 percent of U.S. steel consumption. Despite the improving macro environment, AK Steel has kept its Ashland Kentucky Works facility idled and U.S. Steel has kept portions of its Granite City Works facility idled, both since 2015.
Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees, which include a fixed annual licensing fee, a licensing fee based upon the level of production required by our customer and full pass-through of the operating costs of the facility.
Logistics Operations
Our Logistics segment consists of CMT, KRT, Lake Terminal and DRT. CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually due to its new ship loader, placed in service during the fourth quarter of 2016. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. The facility recently secured additional merchant business including aggregates (crushed stone) and petroleum coke. Additionally, we secured barge unloading capabilities to efficiently unload coal, petroleum coke and other materials from barges at CMT’s dock. The addition of barge unloading capabilities complements CMT's existing rail and truck offerings and provides the terminal with the ability to transload and mix a significantly broader variety of materials. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. DRT was formed in 2016 to accommodate our Jewell cokemaking facility in its direct procurement of third-party coal.
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenues by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. For CMT, cash received from customers for take-or-pay billings based on pro-rata volume commitments under take-or-pay contracts that is in excess of cash earned for services provided is recorded as deferred revenue. Deferred revenue on take-or-pay contracts is recognized into income at the earlier of when service is provided or annually based on the terms of the contract. Our handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report ("API5 index price"), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
In 2017, global thermal coal prices continued to rise to nearly $100 per ton from previous lows during early 2016, resulting in improved export economics for our CMT customers. On a spot basis, average API2 and API5 index prices in 2017 have improved 40 percent and 36 percent, respectively, as compared to 2016. In 2017, metallurgical market conditions and volumes were generally favorable, but thermal market demand was low due to weak natural gas prices and suppressed, weather-related electricity demand.

Seasonality
Our revenues in our cokemaking business and much of our logistics business are tied to long-term, take-or-pay contracts and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business.  Additionally, at CMT, service fluctuates with global thermal coal prices and end market demand. Activity is generally lower in the third quarter, typically due to lower European demand for heat.
Raw Materials
Metallurgical coal is the principal raw material for our cokemaking operations. All of the metallurgical coal used to produce coke at our domestic cokemaking facilities is purchased from third-parties. We believe there is an adequate supply of metallurgical coal available in the U.S. and worldwide, and we have been able to supply coal to our domestic cokemaking facilities without any significant disruption in coke production.
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.6 million tons of metallurgical coal in 2017. Coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2018, certain of our coal contracts contain an option to reduce our commitment by up to 15 percent at the Company's discretion. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
For coke sales, the point of delivery varies by agreement and facility. The point of delivery for coke sales from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements held by us. All delivery costs are passed through to the customers. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others.
At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology, under which we receive a per ton licensing fee as well as an annual licensing fee of $5.1 million.
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
The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Our oven design and heat recovery technology play a role in all of these factors. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies.
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production ("DRI"), as these could indirectly impact our blast furnace customers.
We believe we are well-positioned to compete with other coke producers. In 2017, our Domestic Coke segment accounted for approximately 25 percent of coke market capacity in the U.S. Current production from our cokemaking business is largely committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other industrial materials. CMT is the only bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2017, CMT accounted for approximately 52 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 18 percent of total U.S. thermal coal exports. In late 2016, CMT commissioned a new state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region and should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
Our KRT competitors are generally located within 100 miles of our operations. KRT has fully automated and computer-controlled mixing capabilities that mix coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system.
Lake Terminal and DRT provide coal handling and/or mixing services to our Indiana Harbor and Jewell cokemaking facilities, respectively, and therefore, do not have any competitors.
Employees
As of December 31, 2017, we have approximately 909 employees in the U.S. Approximately 39 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. While the labor agreement at our Indiana Harbor cokemaking facility expired on August 31, 2015, the parties mutually agreed to extend the terms of this agreement through August 2018, at which time the collective bargaining process will resume. We do not anticipate any work stoppages during the extended period of the agreement. In 2017, we reached a new three-year agreement for our Granite City location, which will expire on August 31, 2020.
As of December 31, 2017, we have approximately 270 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. In 2017, we reached a new one-year labor agreement at our Vitoria, Brazil facility which will expire on October 31, 2018. We will negotiate the renewal of this agreement in 2018 and do not anticipate any work stoppages.

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

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. For states that chose to model, designations were made by December 2017. This rulemaking required certain of our facilities to undertake this ambient air monitoring or modeling. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, legal challenges to these designations are possible. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In November 2017, EPA designated the area where the Haverhill and Jewell facilities are located as attainment/unclassifiable. In December 2017, various related litigants filed a lawsuit against the EPA claiming the agency failed to designate those areas that are not in compliance with the standard for ground-based ozone. EPA subsequently announced its intent to designate various areas of the country as nonattainment, including where the Indiana Harbor, Granite City, and Middletown facilities are located, but invited the states to submit updated air quality data to potentially change that designation. In January 2018, EPA announced its intent to designate all remaining areas of the country by April 30, 2018, but there remains a possibility of further legal action that could affect this date. These designations, whenever issued, under the new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have also filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The material from periodic cleaning of heat recovery steam generators has been disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste.

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

•
Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued in West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2017, we have posted $10.4 million in surety bonds or other forms of financial security for reclamation purposes.

Regulation of Operations

•
Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”) and MACT standards. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”), lead ozone and carbon monoxide; GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016, EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017, but the EPA has yet to publish or propose any residual risk standards; therefore, the impact of potential additional EPA regulation in this area cannot be estimated at this time.

•
Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, it is possible that such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.

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

•
Clean Water Act of 1972. Although our cokemaking facilities generally do not have water discharge permits, the Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over federal permits or licenses that might result in a discharge to their waters. Similarly, for permitting or any future water intake and/or discharge projects, our facilities could be subject to the Army Corps of Engineers Section 404 permitting process.

•
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements. Certain of our wastes are also subject to Department of Transportation regulations for shipping of materials.

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. Currently there is little information as to what may constitute BACT for GHG in most industries. We may also be subject to the EPA’s “Tailoring Rule,” where certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP") although the final outcome of this proposal and the pending litigation regarding the CPP is uncertain at this time. In connection with this proposed repeal, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electric utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing source regulation of GHG emissions under the Clean Air Act that the EPA may propose. Depending on whether the Clean Power Plan is ultimately upheld or if another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.

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

•
Safety. Our facilities are subject to regulation by the Occupational Safety and Health Administration (OSHA) of the United States Department of Labor and equivalent state agencies under various standards designed to promote worker safety. As noted above, we have consistently operated within the top quartile for OSHA’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.

•
Security. CMT is subject to regulation by the U.S. Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

Reclamation and Remediation

•
Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee was $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee has been reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2017, we had asset retirement obligation of $4.3 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

•
Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits at December 31, 2017 was $50.3 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. Please see Note 13 to our consolidated financial statements for a discussion of the Notices of Violation ("NOVs") issued by the EPA and state regulators for our Haverhill, Granite City, and Indiana Harbor cokemaking facilities.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2017.
IRS Final Regulations on Qualifying Income
Section 7704 of the Internal Revenue Code (the "Code") provides that a publicly-traded partnership will be treated as a corporation for federal income tax purposes. However, if 90 percent or more of a partnership’s gross income for every taxable year it is publicly-traded consists of “qualifying income,” the publicly-traded partnership may continue to be treated as a partnership for federal income tax purposes.
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
On January 19, 2017, the Treasury Department and the Internal Revenue Service ("IRS") issued qualifying income regulations (the "Final Regulations") on the treatment of income from natural resource activities of publicly traded partnerships as qualifying income for purposes of the Code.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning after January 19, 2017.  Under the Final Regulations, the Partnership’s cokemaking operations have been excluded from the definition of activities that generate qualifying income.
The Final Regulations provide that if a partnership’s income from non-qualifying operations “was qualifying income under the statute as reasonably interpreted,” then that partnership will have a transition period ending on the last day of the partnership’s taxable year that included the date that is ten years after the date the Final Regulations are published in the Federal Register (i.e., December 31, 2027), during which it can treat income from such activities as qualifying income. After conferring with outside counsel, the Partnership and we are of the view that its interpretation was reasonable in concluding that the Partnership’s income from cokemaking was qualifying income, and that the Partnership will benefit from the ten-year transition period. Subsequent to the transition period, certain cokemaking entities in the Partnership will become taxable as corporations. Also see “Part I. Item 1A. Risk Factors" and Note 5 to our consolidated financial statements.
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
Executive Officers of the Registrant
Our executive officers and their ages as of February 15, 2018, were as follows:

Name	Age	Position
Michael G. Rippey	60	President and Chief Executive Officer
Fay West	48	Senior Vice President and Chief Financial Officer
Katherine T. Gates	41	Senior Vice President, General Counsel and Chief Compliance Officer
P. Michael Hardesty	55	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Allison S. Lausas	38	Vice President, Finance and Controller
Gary P. Yeaw	60	Senior Vice President of Human Resources
Michael G. Rippey. Mr. Rippey was appointed President and Chief Executive Officer of SunCoke Energy, Inc. on December 1, 2017. Also on December 1, 2017, Mr. Rippey was named President and Chief Executive Officer and appointed as Chairman of the Board of SunCoke Energy Partners, GP LLC. Prior to joining SunCoke Energy, Inc., he served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker), since 2015. From 2014 to 2015, he served as Chairman of the Board of ArcelorMittal USA LLC (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA LLC’s President and Chief Executive Officer. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. (NASDAQ: ZEUS), a $1.1 billion steel service center headquartered in Ohio, where he is a member of the Nominating Committee, the Compensation Committee, and the Audit and Compliance Committee.
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in October 2014. Prior to that time, she served as Vice President and Controller of SunCoke Energy, Inc. since February 2011. In addition, Ms. West was named Vice President and Controller and appointed to the Board of Directors of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. in July 2012. Prior to joining SunCoke Energy, Inc., she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West is a director of Quaker Chemical Corporation (a leading manufacturer and supplier of process fluids and specialty chemicals) where she also serves as a member of its Audit Committee.
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
Allison S. Lausas. Ms. Lausas was appointed Vice President, Finance and Controller of both SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, in October 2014. Ms. Lausas joined SunCoke Energy, Inc. in 2011 and most recently held the role of Assistant Controller. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG LLP, an audit, advisory and tax services firm, from 2002 to 2011, where she served both public and private corporations in the consumer and industrial markets.
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
Risks Inherent in Our Business and Industry
Sustained uncertainty in financial markets, or unfavorable economic conditions in the industries in which our customers operate, may lead to a reduction in the demand for our products and services, and adversely impact our cash flows, financial position or results of operations.
Sustained volatility and disruption in worldwide capital and credit markets in the U.S. and globally could restrict our ability to access the capital market at a time when we would like, or need, to raise capital for our business including for potential acquisitions, or other growth opportunities.
Deteriorating or unfavorable economic conditions in the industries in which our customers operate, such as steelmaking and electric power generation, may lead to reduced demand for steel products, coal, and other bulk commodities which, in turn, could adversely affect the demand for our products and services and negatively impact the revenues, margins and profitability of our business.
Additionally, the tightening of credit, or lack of credit availability to our customers, could adversely affect our ability to collect our trade receivables. We also are exposed to the credit risk of our coke and logistics customers, and any significant unanticipated deterioration of their creditworthiness and resulting increase in nonpayment or nonperformance by them could have a material adverse effect on the cash flows and/or results of our operations.
Adverse developments at our cokemaking and/or logistics operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns, impairments, or additional expenditures, which could have a material adverse effect on our results of operations.
Our cokemaking and logistics operations are subject to significant hazards and risks that include, but are not limited to, equipment malfunction, explosions, fires and the effects of severe weather conditions and extreme temperatures, any of which could result in production and transportation difficulties and disruptions, permit non-compliance, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others.
Adverse developments at our cokemaking facilities could significantly disrupt our coke, steam and/or electricity production and our ability to supply coke, steam, and/or electricity to our customers. Adverse developments at our logistics operations could significantly disrupt our ability to provide handling, mixing, storage, terminalling, transloading and/or transportation services, of coal and other dry and liquid bulk commodities, to our customers. Any sustained disruption at our cokemaking and/or logistics operations could have a material adverse effect on our results of operations.
There is a risk of mechanical failure of our equipment both in the normal course of operations and following unforeseen events. Our cokemaking and logistics operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Our facilities are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions or extreme temperatures. As a result, we may experience interruptions in our processing and production capabilities, which could have a material adverse effect on our results of operations and financial condition. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we may not be able to maintain the integrity of the ovens or to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity and/or steam.

Assets and equipment critical to the operations of our cokemaking and logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
Impairment in the carrying value of long-lived assets and goodwill could adversely affect our business and results of operations.
We have a significant amount of long-lived assets and goodwill on our Consolidated Balance Sheets. Under generally accepted accounting principles, long-lived assets must be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets.
If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings.
Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include: the impact of a downturn in the global economy, competition, advances in technology, adverse changes in the regulatory environment, and other factors leading to a reduction in expected long-term sales or profitability, or a significant decline in the trading price of our common stock or market capitalization, lower future cash flows, slower industry growth rates and other changes in the industries in which we or our customers operate.
The financial performance of our cokemaking and logistics businesses is substantially dependent upon a limited number of customers, and the loss of these customers, or any failure by them to perform under their contracts with us, could materially and adversely affect our financial condition, permit compliance, results of operations and cash flows.
Substantially all of our coke sales currently are made pursuant to long-term contracts with AM USA, U.S. Steel and AK Steel, and we expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. In our logistics business, a significant portion of our revenues and cash flows are derived from long-term contracts with Foresight Energy LLC and Murray American Coal, Inc. at CMT, and we expect these two customers to continue to account for a significant portion of the revenues of our logistics business for the foreseeable future.
We are subject to the credit risk of our major customers and other parties. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations. During periods of weak demand for steel or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. These and other factors such as labor relations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services.
The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant adverse effect on our business. If one or more of these customers were to significantly reduce its purchases of coke or logistics services from us without a make-whole payment, or default on their agreements with us, or terminate or fail to renew their agreements with us, or if we were unable to sell such coke or logistics services to these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance, or results of operations could be materially and adversely affected.

Our cokemaking and logistics businesses are subject to operating risks, some of which are beyond our control, that could result in a material increase in our operating expenses.
Factors beyond our control could disrupt our cokemaking and logistics operations, adversely affect our ability to service the needs of our customers, and increase our operating costs, all of which could have a material adverse effect on our results of operations. Such factors could include:

•	geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;

•
fire, explosion, or other major incident causing injury to personnel and/or equipment, that causes a cessation, or significant curtailment, of all or part of our cokemaking or logics operations at a site for a period of time;

•	processing and plant equipment failures, operating hazards and unexpected maintenance problems affecting our cokemaking or logistics operations, or our customers;

•
adverse weather and natural disasters, such as severe winds, heavy rains or snow, flooding, extreme temperatures and other natural events affecting our cokemaking or logistics operations, transportation, or our customers; and

•	possible legal challenges to the renewal of key permits, which may lead to their renewal on terms that restrict our cokemaking or logistics operations, or impose additional costs on us.
If any of these conditions or events occur, our cokemaking or logistics operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses. Such disruptions in our operations could materially and adversely affect our financial condition, or results of operations.
We face competition, both in our cokemaking operations and in our logistics business, which has the potential to reduce demand for our products and services, and that could have an adverse effect on our results of operations.
We face competition, both in our cokemaking operations and in our logistics business:

•
Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, or pulverized coal, and the use of these coke substitutes may increase in the future, particularly in light of current low natural gas prices. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

•
Logistics business: Decreased throughput and utilization of our logistics assets could result indirectly due to competition in the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies. In addition, competition in the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas, may reduce the demand for metallurgical coals processed through our logistics facilities. In the future, additional coal handling facilities and terminals with rail and/or barge access may be constructed in the Eastern U.S. Such additional facilities could compete directly with us in specific markets now served by our logistics business. Certain coal mining companies and independent terminal operators in some areas may compete directly with our logistics facilities. In some markets, trucks may competitively deliver mined coal to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity.

Such competition could have a material and adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG, compliance with the NAAQS, management and disposal of hazardous substances and wastes, cleanup of contaminated sites, protection of groundwater quality and availability, protection of plants and wildlife, reclamation and restoration of properties after completion of mining or drilling, installation of safety equipment in our facilities, and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
Failure to comply with applicable regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
The final impacts of the Tax Cuts and Jobs Act could be materially different from our current estimates.
The Tax Cuts and Jobs Act (“Tax Legislation”) was signed into law on December 22, 2017. The new law made numerous changes to U.S. federal corporate tax law and is expected to reduce our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Legislation lowers the U.S. corporate tax rate from 35 percent to 21 percent and prompts various other changes to U.S. federal corporate tax law, including the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The tax benefit recorded in 2017 involves significant judgment and assumptions as to the impact of the Tax Legislation. Our estimated impact of the new law is based on management's current knowledge and assumptions. Recognized impacts could be materially different from current estimates based on our actual results in fiscal year 2018 and our further analysis of the new law. Because we are in the process of quantifying the impact of the Tax Legislation, we expect to record any adjustments in the next year in accordance with the guidance provided in the SEC Staff Accounting Bulletin No. 118. These adjustments could be material. The full impact of the Tax Legislation on our business, operations, and financial statements cannot be predicted at this time and we make no assurances in this regard. See Note 5 to the consolidated financial statements.
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flows or profitability.
Our cokemaking and logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), require permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking and/or logistics facilities. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, our cash flows or profitability could be materially and adversely affected.
We may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations, and such costs and liabilities could have a material and adverse effect on our financial condition or results of operations
Our success depends, in part, on the quality, efficacy and safety of our products and services. If our operations do not meet applicable safety standards, or our products or services are found to be unsafe, our relationships with customers could suffer and we could lose business or become subject to liability or claims. In addition, our cokemaking and logistics operations have inherent safety risks that may give rise to events resulting in death, injury, or property loss to employees, customers, or unaffiliated third parties. Depending upon the nature and severity of such events, we could be exposed to significant financial loss, reputational damage, potential civil or criminal government or other regulatory enforcement actions, or private litigation, the settlement or outcome of which could have a material and adverse effect on our financial condition or results of operations.
Our businesses are subject to inherent risks, some for which we maintain third party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. We may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain risks, such as certain environmental and pollution risks, and certain cybersecurity risks, generally are not fully insurable. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers' compensation liabilities, or we are pursued for applicable sanctions, costs, and liabilities, our operations and our profitability could be adversely affected. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from un-insured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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
We may not be able to successfully implement our growth strategies or plans, and we may experience significant risks associated with future acquisitions and/or investments. If we are unable to execute our strategic plans, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our future results of operations could be materially and adversely affected.
A portion of our strategy to grow our business is dependent upon our ability to acquire and operate new assets that result in an increase in our earnings per share. We may not derive the financial returns we expect on our investment in such additional assets or such operations may not be profitable. We cannot predict the effect that any failed expansion may have on our core businesses. The success of our future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. Antitrust and other laws may prevent us from completing acquisitions. If we are not able to execute our strategic plans effectively, or successfully integrate new operations, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our business reputation could suffer and future results of operations could be materially and adversely affected.
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
Security breaches and other information systems failures could disrupt our operations, compromise the integrity of our data, expose us to liability, cause increased expenses and cause our reputation to suffer, any or all of which could have a material and adverse effect on our business or financial position.
Our business is dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system were to fail or experience unscheduled downtime for any reason, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, terrorist attack, fire, flood, power loss, telecommunications failure or similar event.  Our disaster recovery plans may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.
In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks, and in our cloud vendors.  In addition, we rely on third party service providers, for support of our information technology systems, including the maintenance and integrity of proprietary business information and other confidential company information and data relating to customers, suppliers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.  We have instituted data security measures for confidential company information and data stored on electronic and computing devices, whether owned or leased by us or a third party vendor. However, despite such measures, there are risks associated with customer, vendor, and other third-party access and our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to: employee error or malfeasance, failure of third parties to meet contractual, regulatory and other obligations to us, or other disruptions.
Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could materially and adversely affect our business and financial position.
Our operating results have been and may continue to be affected by fluctuations in our costs of production, and, if we cannot pass increases in our costs of production to our customers, our financial condition, results of operations and cash flows may be negatively affected.
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide logistics services, including cost of supplies, equipment, metallurgical coal, labor, experience significant price inflation, and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
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
Risks Related to Indebtedness
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
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership, pursuant to the indenture for its outstanding senior secured notes, could be required to repurchase such notes in an amount equal to 101 percent of the aggregate principal amount outstanding, which was $700.0 million at December 31, 2017. Under the Partnership’s revolving credit agreement, the lenders could declare the loans and other amounts (including letter of credit obligations), totaling $131.9 million at December 31, 2017, to be immediately due and payable.
The Partnership faces material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have approximately $187.3 million of total consolidated debt maturing at SunCoke and the Partnership. See Note 12 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our credit facilities and other debt documents.
Subject to the limits contained in our credit agreements, and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

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
In addition, the credit agreement governing our credit facilities contains restrictive covenants that limit our ability to engage in activities (such as incurring additional debt) that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our level of indebtedness may increase, reducing our financial flexibility.
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop or expand our facilities. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry; and

•
a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, distributions or for general corporate or other purposes.

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our units or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. From time to time, we may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.
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
Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continue to operate our coke ovens even though we may not be able to sell our coke immediately and may incur significant additional costs for natural gas to maintain the temperature inside our coke oven batteries and fees under our rail contracts to account for reductions in inbound coal or outbound coke shipments at our plants, which may have a material and adverse effect on our cash flows, financial position or results of operations.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill facility are subject to early termination under certain circumstances and any such termination could have a material adverse effect on our consolidated cash flows, financial position and results of operations.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination by AK Steel under certain circumstances, and any such termination could have a material adverse effect on our business. The Haverhill coke sales agreement with AK Steel expires on December 31, 2021, with two automatic, successive five-year renewal periods, which are subject to termination if notice is given at least one-year prior to December 31, 2021. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. Since January 1, 2014, the coke sales agreement may be terminated by AK Steel at any time on or after upon two years' prior written notice, if AK Steel (i) permanently shuts down iron production operations at its steel plant works in Ashland, Kentucky (the Ashland Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant’s iron production capacity.
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

Excess capacity in the global steel industry, and/or increased exports of coke from producing countries, may weaken our customers' demand for our coke and could materially and adversely affect our future revenues and profitability.
In some countries steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. Our steelmaking customers, may decrease the prices they charge for steel, or take other action, as the supply of steel increases. The profitability and financial position of our steelmaking customers may be adversely affected, causing such customers to reduce their demand for our coke and making it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. In addition, future increases in exports of coke from China and/or other coke-producing countries also may reduce our customers' demand for coke capacity. Such reduced demand for our coke could adversely affect the certainty of our long-term relationships with our customers depress coke prices, and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.
Income from operation of the Vitória, Brazil cokemaking facility may be affected by global and regional economic and political factors and the policies and actions of the Brazilian government.
The Vitória cokemaking facility is owned ArcelorMittal Brazil. We earn income from the Vitória, Brazil operations through licensing and operating fees earned at the Brazilian cokemaking facility payable to us under long-term agreements with ArcelorMittal Brazil. These revenues depend on continuing operations and, in some cases, certain minimum production levels being achieved at the Vitória cokemaking facility. In the past, the Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change monetary, taxation, credit, tariff and other policies to influence Brazil’s economy in the future. If the operations at Vitória cokemaking facility are interrupted or if certain minimum production levels are not achieved, we will not be able to earn the same licensing and operating fees as we are currently earning, which could have an adverse effect on our financial position, results of operations and cash flows.
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
The quality of our coke is critical to the success of our business. For instance, our coke sales agreements contain provisions requiring us to deliver coke that meets certain quality thresholds. If our coke fails to meet such specifications, we could be subject to significant contractual damages or contract terminations, and our sales could be negatively affected. The quality of our coke depends significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program, our laboratories and our ability to ensure that our employees adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our results of operations.
If we are unable to realize the anticipated benefits from planned maintenance activities, oven re-builds, and additional measures to control costs at our Indiana Harbor cokemaking operations, our future financial performance, results of operations and cash flows could be materially and adversely affected.
Since the third quarter of 2015, when we implemented a plan to address deteriorating coke oven conditions and improve plant performance, and environmental compliance at our Indiana Harbor cokemaking operations, we have rebuilt more than half of the coke ovens at that facility. However, unexpected costs and challenges may arise and there is a risk of continuing mechanical failures and deterioration of assets leading to production curtailments, shutdowns or additional expenditures at our Indiana Harbor operations, any or all of which could significantly disrupt our coke production and our ability to supply coke to our customer.
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
Substantially all of the metallurgical coal used to produce coke at our cokemaking facilities, is purchased from third-parties under one-year contracts, except for the Jewell facility, which purchases a substantial portion of its metallurgical coal under a five-year contract with prices reset annually. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that these facilities will be supplied without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. If we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources, the failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations and, ultimately, impact the structural integrity of our coke oven batteries.
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
Risks Related to Our Logistics Business
The growth and success of our logistics business depends upon our ability to find and contract for adequate throughput volumes, and an extended decline in demand for coal could affect the customers for our logistics business adversely. As a consequence, the operating results and cash flows of our logistics business could be materially and adversely affected.
The financial results of our logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal mixing, terminalling and transloading services we offer, thus reducing throughput and utilization of our logistics assets. Demand for such coals may fluctuate due to factors beyond our control:

•
Thermal coal demand: may be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. For example, over the past few years, production of natural gas in the U.S. has increased dramatically, which has resulted in lower natural-gas prices. As a result of sustained low natural gas prices, coal-fuel generation plants have been displaced by natural-gas fueled generation plants. In addition, state and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and

•
Metallurgical coal demand: may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

CMT is impacted by seaborne export market dynamics.  Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the API2 index price, influence our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility.
Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third-parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our logistics business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our logistics facilities, which would reduce our revenues and operating income.

Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our logistics business may decline unless we are able to secure new volumes of coal by attracting additional customers to these operations. Future growth and profitability of our logistics business segment will depend, in part, upon whether we can contract for additional coal and other bulk commodity volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or other bulk commodities, or a decrease in the market price of coal, or other bulk commodities, could have a material adverse effect on the results of operations or financial condition of our logistics business.
The geographic location of the Convent Marine Terminal could expose us to potential significant liabilities, including operational hazards and unforeseen business interruptions, that could substantially and adversely affect our future financial performance.
CMT is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes or floods, which have historically impacted the region with some regularity. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.
Risks Related to Our Legacy Coal Mining Business
Our former coal mining operations were subject to governmental regulations pertaining to employee health and safety and mandated benefits for retired coal miners. Following the divestiture of our coal mining operations, compliance with such regulations has continued to impose significant costs on our business.
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law required us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2017, our liabilities for coal workers’ black lung benefits totaled approximately $50.3 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
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
We own the general partner of the Partnership, which holds a 2.0 percent ownership interest and IDRs, and we currently own a 59.9 percent limited partner interest in the Partnership. The Partnership holds a 98 percent interest in each of three entities that own our Haverhill, Ohio, Middletown, Ohio, and Granite City, Illinois cokemaking facilities and related assets. The Partnership also owns terminals and related assets that provide handling and/or mixing services of coal and other aggregates in Louisiana and West Virginia. All of the Partnership’s coke sales, and certain of its logistics services, are made pursuant to long-term, take-or-pay agreements, and our financial statements include the consolidated results of the Partnership. The Partnership is subject to operating and regulatory risks which are substantially similar to our own. The occurrence of any of these risks could directly or indirectly affect the Partnership’s, as well as our, financial condition, results of operations and cash flows as the Partnership is a consolidated subsidiary. For additional information about the Partnership, see “Cokemaking Operations” and “Formation of a Master Limited Partnership” in Business and Management’s Discussion and Analysis of Financial Condition and Operating Results (Items 1 and 7), respectively.
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
On January 19, 2017, the IRS and the U.S. Department of Treasury issued qualifying income regulations (the “Final Regulations”) regarding the Qualifying Income Exception.  The Final Regulations were published in the Federal Register on January 24, 2017, and apply to taxable years beginning on or after January 19, 2017.  Under the Final Regulations, the Partnership’s cokemaking operations have been excluded from the definition of qualifying income activities, subject to a ten-year transition period.  As a result, the following consequences might ensue:

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
    A successful IRS contest of the federal income tax positions the Partnership takes may impact adversely the market for its common units, and the costs of any IRS contest could reduce the Partnership’s cash available for distribution to unitholders, including us. If the Partnership were treated as a corporation for federal income tax purposes, it would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21 percent, and would likely pay state income tax at varying rates. Because tax would be imposed upon the Partnership as a corporation, its after tax earnings and therefore its ability to distribute cash to us would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the Partnership’s anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our investment in the Partnership.
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
We own the following real property:

•
Approximately 66 acres in Vansant (Buchanan County), Virginia, on which the Jewell cokemaking facility is located, along with an additional approximately 1,675 acres including the offices, warehouse and support buildings for our Jewell coke affiliates located in Buchanan County, Virginia, as well as other general property holdings and unoccupied land in Buchanan County, Virginia and McDowell County, West Virginia.

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, at and around the area where the Haverhill cokemaking facility (both the first and second phases) is located.

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

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

•	Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has two terminals for its mixing and/or handling services along the Ohio and Big Sandy Rivers.

•	Approximately 174 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
We lease the following real property:

•
Approximately 88 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and/or mixing facilities (Lake Terminal) that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone. As lessee of the property, we are responsible for restoring the leased property to a safe and orderly condition.

•	Approximately 22 acres of land located in Buchanan County, Virginia, on which our DRT coal handling terminal is located.

•	Approximately 25 acres in Belle (Kanawha County), West Virginia, on which KRT has a terminal for its mixing and/or handling services along the Kanawha River.

•	Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.
While the Company completed the disposal of its coal mining business in April 2016, we continue to lease small parcels of land, mineral rights and coal mining rights for approximately 35 thousand acres of land in Buchanan and Russell Counties, Virginia. These leases convey mining rights to us in exchange for payment of certain royalties and/or fixed fees.

Item 3.	Legal Proceedings
The information presented in Note 13 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2017.

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

	2017		2016
	High	Low	High	Low
First quarter	$11.88	$8.04	$6.63	$2.05
Second quarter	$11.47	$7.66	$8.19	$5.14
Third quarter	$11.25	$8.20	$8.20	$5.52
Fourth quarter	$12.57	$9.01	$13.14	$7.23

Performance Graph
The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 is a broad equity market index comprised of companies of between $450 million and $2.1 billion. The Company is a part of this index. The Dow Jones U.S. Iron & Steel index is comprised of both U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. In addition, we have logistics operations. Accordingly, we believe the Dow Jones U.S. Iron & Steel index is appropriate for comparison purposes.

Holders
As of February 9, 2018, we had a total of 72,020,630 issued shares and 64,542,973 outstanding shares of our common stock and had 11,732 holders of record of our common stock.
Dividends
In 2015, our Board of Directors suspended the Company's dividend. Any future dividends will be determined by the Company's Board of Directors on a quarterly basis and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors.
Company's Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. There were no shares repurchased during 2017. At December 31, 2017 there was $39.4 million available under the authorized share repurchase program.
Partnership Common Unit Purchase Program
In April 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million. In July 2017, the Company's Board of Directors authorized the Company to purchase an incremental $50.0 million of Partnership common units in the open market. During 2017, the Company purchased 2,853,032 of outstanding Partnership common units in the open market for total cash payments of $48.7 million, which increased our limited partner interest in the Partnership from 53.9 percent to 59.9 percent at December 31, 2017.
Subsequent to December 31, 2017, the Company purchased an additional 132,188 of outstanding Partnership common units in the open market for total cash payments of $2.3 million, leaving a remaining common unit purchase program balance of $49.0 million as of February 15, 2018.
Partnership's Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. At December 31, 2017, there was $37.2 million available under the authorized unit repurchase program. There were no unit repurchases during 2017.

Item 6.	Selected Financial Data
The following table presents summary consolidated operating results and other information of SunCoke Energy and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017(1)	2016(1)	2015(1)	2014	2013
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,331.5	$1,223.3	$1,362.7	$1,503.8	$1,647.7
Operating income (loss)(2)	$102.9	$96.6	$79.8	$(62.4)	$111.3
Net income (loss)(2)(3)(4)	$103.5	59.5	$10.3	$(101.8)	$50.1
Net income (loss) attributable to SunCoke Energy, Inc.(4)(5)	$122.4	$14.4	$(22.0)	$(126.1)	$25.0
Earnings (loss) attributable to SunCoke Energy, Inc. per common share
Basic	$1.90	$0.22	$(0.34)	$(1.83)	$0.36
Diluted	$1.88	$0.22	$(0.34)	$(1.83)	$0.36
Dividends paid per share	$—	$—	$0.4335	$0.0585	$—
Other Information:
Total assets	$2,060.1	$2,120.9	$2,255.5	$1,959.7	$2,213.3
Long-term debt	$861.1	$849.2	$997.7	$633.5	$630.1

(1)
The results of CMT have been included in the consolidated financial statements since it was acquired on August 12, 2015. CMT added combined assets of $394.6 million, $411.7 million and $426.1 million at December 31, 2017, 2016 and 2015, respectively. CMT contributed revenues of $71.1 million, $62.7 million and $28.6 million, as well as operating income of $42.3 million, $46.5 million and $18.4 million during 2017, 2016 and 2015, respectively.

(2)
In April 2016, the Company recorded losses related to the divestiture of its coal mining business to Revelation Energy, LLC of $14.7 million. During 2014, we recorded total impairment charges related to our coal mining business of $150.3 million, which included both long-lived asset and goodwill impairment charges.

(3)
During 2015 and 2014, we recorded other-than-temporary impairment charges on our investment in VISA SunCoke of $19.4 million and $30.5 million, respectively. The 2015 impairment charges brought our investment in VISA SunCoke to zero.

(4)
During 2017, the Company recorded $154.7 million of net tax benefits, $125.0 million of which were attributable to SunCoke, related to the new Tax Legislation. Additionally, during 2017, the Company recorded deferred income tax expense of $64.2 million, all of which was attributable to noncontrolling interest, related to the Final Regulations. See Note 5 to our consolidated financial statements.

(5)
On January 13, 2015 and on August 12, 2015 the Partnership acquired ownership interests in the Company's Granite City cokemaking facility of 75 percent and 23 percent, respectively. Additionally, on January 24, 2013, in conjunction with the Partnership's initial public offering, and on May 9, 2014, the Partnership acquired ownership interests in each of the Company's Haverhill and Middletown cokemaking facilities of 65 percent and 33 percent, respectively.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 18 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2017 Overview
Our consolidated results of operations in 2017 were as follows:

Year Ended December 31,
2017
(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$122.4
Net cash provided by operating activities	$148.5
Adjusted EBITDA	$234.7
During 2017, the Company successfully delivered against the majority of our key objectives:

•
Achieved financial objectives. We delivered Adjusted EBITDA of $234.7 million, at the top end of our guidance range of $220 million to $235 million, and generated $148.5 million of operating cash flow, above our post-refinancing guidance of between $128 million and $143 million and in line with our original guidance. Domestic Coke contributed Adjusted EBITDA per ton of approximately $49, at the high-end of our guidance range of $46 to $49 per ton, on 3.9 million tons. Logistics delivered Adjusted EBITDA of $70.8 million, within our guidance range of $67 million to $72 million, reflecting the highest annual volumes in CMT’s history.

•
Refinanced our overall capital structure and deployed cash toward attractive investment opportunities. We refinanced our senior note obligations at both the Company and the Partnership and extended revolver maturities by more than 4 years to nearly 7 years remaining. Our current capital structure now provides us with significant flexibility to execute our growth, operating and capital allocation priorities going forward. We also purchased 2.9 million Partnership common units for $48.7 million, increasing our limited interest from 53.9 percent to 59.9 percent. Assuming distributions per unit from the Partnership remain consistent, the Company expects to save $7 million annually on total distributions paid to public unitholders.

•
Expanded Logistics customer and product mix. We secured new volumes at CMT, expanding into aggregates (crushed stone) and petroleum coke, which contributed $1.5 million of Adjusted EBITDA. We also secured barge unloading capabilities at CMT, which provide the terminal with the ability to transload and mix a significantly broader variety of materials.

•
Completed 58 oven rebuilds at Indiana Harbor. We have now rebuilt a total of 144 total ovens at our Indiana Harbor facility, more than half of the entire facility, and remain encouraged by the performance in charge weights and coking times on the rebuilt ovens. As a result of lost production from planned ovens out of service and operating and maintenance expense on the oven rebuilds, we expected Adjusted EBITDA losses at Indiana Harbor of approximately $13 million in 2017. However, in the fourth quarter of 2017, planned oven rebuilds were out of service longer than anticipated. Additionally, we experienced faster than anticipated degradation of certain non-

rebuilt ovens. Both of these factors drove lower production than anticipated, which resulted in additional losses of $5.5 million beyond our Adjusted EBITDA guidance.
Our Focus and Outlook for 2018
During 2018, our primary focus will be to:

•
Accomplish our 2018 financial objectives. We expect to deliver Adjusted EBITDA of between $240 million and $255 million and operating cash flow of between $150 million and $165 million. Significant improvement at Indiana Harbor and solid ongoing operations across the remaining Domestic Coke fleet are expected to drive Adjusted EBITDA per ton of approximately $50 to $52 on approximately 3.9 million tons of coke. Logistics is expected to continue to grow and to deliver Adjusted EBITDA of approximately $71 million to $76 million.

•
Deliver operational excellence and optimize our asset base. We will continue to work with new and existing customers to fully utilize our existing cokemaking and logistics capacity. We plan to leverage CMT's capabilities to diversify its customer base and product mix to secure new business, which we expect will contribute to our plan of securing an additional $5 million to $10 million of Adjusted EBITDA in the next two years. We also remain committed to maintaining a safe work environment and expect to substantially complete the Granite City gas sharing environmental remediation project.

•
Complete 67 oven rebuilds at Indiana Harbor.  We expect our Indiana Harbor cokemaking operation to deliver near break-even results on 870 thousand to 900 thousand tons of coke sales. The 2018 rebuilds are expected to cost approximately $30 million to $35 million, including capital expenditures of approximately $25 million to $30 million. Longer-term, we anticipate increased production from the rebuilt ovens and improved operating and maintenance spending as the oven rebuild campaign comes to an end.

Items Impacting Comparability

•
Debt Activities. During 2017, the Partnership refinanced its debt obligations and the Company extended the maturity of its Revolving Facility and reduced its borrowing capacity to $100.0 million. As a result of the debt refinancing, 2017 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $20.4 million. See further discussion of these activities in Note 12 to our consolidated financial statements and discussion in "Liquidity and Capital Resources."

During 2016 and 2015, the Partnership de-levered its balance sheet by repurchasing $89.5 million and $47.5 million face value 2020 Partnership Notes, resulting in gains on debt extinguishment of $25.0 million and $12.1 million on the Consolidated Statement of Operations during 2016 and 2015, respectively. Additionally, during 2015, we contributed 98 percent interest in Granite City to the Partnership. In connection with the related financing, the Partnership incurred losses on extinguishment of debt of $11.4 million in 2015.
As a result of the above debt activities, weighted average debt balances during 2017, 2016 and 2015 were $885.4 million, $920.2 million and $819.6 million, respectively, and interest expense, net was $60.6 million, $53.5 million and $56.2 million, respectively. The increase in interest expense, net in 2017 as compared to 2016 was driven by higher interest rates as a result of the Partnership's debt refinancing activities as well as lower capitalized interest, partially offset by lower average debt balances. The decrease in interest expense, net in 2016 as compared to 2015 was the result of favorable interest rates on new debt as compared to rates on debt repurchased, partially offset by interest on higher average debt balances.

•	Tax Rulings.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, in 2017, SunCoke recorded net income tax benefits of $154.7 million, of which $125.0 million was attributable to the Company, resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. See Note 5 to our consolidated financial statements.

◦
IRS Final Regulations on Qualifying Income. In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. However, the Company had previously recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. As such, the Company's 2017 financial statements reflect the $64.2 million incremental impact from the Final Regulations solely attributable to the Partnership’s public unitholders, which was also recorded as an equal reduction to noncontrolling interest. As a result, the Final Regulations have no impact to net income attributable to the Company.

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

In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility to be constructed in Kentucky. However, in June 2017, due to our focus on renewing our existing customer contracts and the lack of any long-term customer commitment for a majority of the facility's capacity, we decided to terminate the project. As a result, during 2017, the Company wrote-off previously capitalized engineering cost and land deposits of $5.3 million. During 2016, the Company wrote-off expiring land deposits related to the project of $1.9 million. These costs were included in selling, general and administrative expenses on the Consolidated Statements of Operations.

•	Convent Marine Terminal Acquisition. Comparability between periods was impacted by the acquisition of CMT on August 12, 2015. CMT results in periods presented were as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total revenues	$71.1	$62.7	$28.6
Cost of products sold and operating expenses(1)	11.9	1.3	4.7
Depreciation and amortization expense	16.8	14.8	5.4
Adjusted EBITDA	57.4	50.5	20.6

(1)	Includes $1.7 million and $10.1 million of favorable fair value adjustments to our contingent consideration liability in 2017 and 2016, respectively.

•
Redemption of Investment in Brazilian Cokemaking Operations. On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment") for consideration of $41.0 million, an amount equal to our carrying value of the investment. The Company received $20.5 million in cash at closing in 2016 and received the remaining $20.5 million in cash, plus interest of $0.2 million, in 2017. With the redemption of the Brazil Investment, the Company no longer receives the $9.5 million annual preferred dividend. Additionally, in 2016, SunCoke added certain new patents to its existing intellectual property licensing agreement for which SunCoke now earns an incremental $5.1 million in annual licensing fees through 2023. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Overall, these transactions resulted in a redemption of the investment and a reduction of $4.4 million to total revenues and Adjusted EBITDA in 2016 and each subsequent year through the end of the contract.

•
Loss on Divestiture of Business and Impairments. In April 2016, the Company completed the disposal of its coal mining business to Revelation Energy, LLC ("Revelation"). Revelation assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized losses associated with this divestiture of $14.7 million. Cost savings due to the absence of the coal mining operations improved Adjusted EBITDA results by $8.4 million in 2016 as compared to 2015 and an additional $2.5 million in 2017 as compared to 2016.

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

•
India Equity Method Investment. As a result of market conditions, we recorded impairment charges of $19.4 million related to our equity method investment in VISA SunCoke during 2015, included in loss from equity method investment on the Consolidated Statements of Operations. The 2015 impairment brought our investment in VISA SunCoke to zero, and consequently, we no longer include our share of VISA SunCoke in our financial results. See Note 17 to our consolidated financial statements.

Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,331.5	$1,223.3	$1,362.7	$108.2	$(139.4)
Costs and operating expenses
Cost of products sold and operating expenses	1,020.8	906.5	1,098.4	114.3	(191.9)
Selling, general and administrative expenses	79.6	91.3	75.4	(11.7)	15.9
Depreciation and amortization expense	128.2	114.2	109.1	14.0	5.1
Loss on divestiture of business and impairments(1)	—	14.7	—	(14.7)	14.7
Total costs and operating expenses	1,228.6	1,126.7	1,282.9	101.9	(156.2)
Operating income	102.9	96.6	79.8	6.3	16.8
Interest expense, net(1)	60.6	53.5	56.2	7.1	(2.7)
Loss (gain) on extinguishment of debt, net(1)	20.4	(25.0)	0.5	45.4	(25.5)
Income before income tax (benefit) expense and loss from equity method investment	21.9	68.1	23.1	(46.2)	45.0
Income tax (benefit) expense	(81.6)	8.6	(8.8)	(90.2)	17.4
Loss from equity method investment(1)	—	—	21.6	—	(21.6)
Net income	103.5	59.5	10.3	44.0	49.2
Less: Net (loss) income attributable to noncontrolling interests	(18.9)	45.1	32.3	(64.0)	12.8
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$14.4	$(22.0)	$108.0	$36.4

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue. The increase in sales and other operating revenue in 2017 as compared to the prior year was primarily due to the pass-through of higher coal prices in our Domestic Coke segment as well as higher sales volumes in our Logistics segment partially offset by lower sales volumes in our Domestic Coke segment. The decrease in sales and other operating revenues in 2016 as compared to 2015 primarily reflects the pass-through of lower coal prices in our Domestic Coke segment as well as lower sales volumes in both our Domestic Coke and Logistics segments, excluding the contributions of CMT. These decreases in 2016 were partly offset by a full year of contributions from CMT, increasing sales and other operating revenue $34.1 million as compared to 2015.
Cost of Products Sold and Operating Expenses. The increase in cost of products sold and operating expense in 2017 was primarily due to higher coal costs associated with higher coal prices in our Domestic Coke segment as compared to 2016. The decrease in cost of products sold and operating expense in 2016 was primarily due to the result of reduced coal costs in our Domestic Coke segment as compared to 2015. Additionally, black lung charges of $9.8 million in 2015 were recorded in costs of products sold and operating expenses. Beginning in 2016, with our exit from the coal mining business, black lung charges were recorded in selling, general and administrative expenses, which resulted in a favorable impact to cost of products sold and operating expenses in 2016 compared to 2015. Adjustments to our contingent consideration liability decreased cost of products sold and operating expenses by $1.7 million and $10.1 million in 2017 and 2016, respectively. See Note 17 to our consolidated financial statements.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense in 2017 was driven by lower employee-related and other costs, lower costs to resolve certain legal matters and lower professional service fees, which together decreased selling, general and administrative expense by $12.4 million in 2017 as compared to 2016. These benefits were partially offset by the year-over-year impact of the expiration of land deposits and the write-off of costs associated with the termination of our project for a potential new cokemaking facility previously discussed in "Items Impacting Comparability." The increase in selling, general and administrative expense in 2016 as compared to 2015 was primarily driven by $8.1 million of black lung charges in 2016, as black lung charges were included in cost of products sold and operating expenses prior to 2016, as discussed above. The remaining increase was driven by unfavorable fair value adjustments in deferred compensation as a result of changes in certain performance metrics and changes in the Company’s share price and Partnership's unit price as well as the absence of a $4.0 million postretirement benefit plan curtailment gain recognized in 2015.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during 2017 was impacted by depreciation expense on the new ship loader at CMT and certain environmental remediation assets at our Haverhill cokemaking facility, both placed in service during the fourth quarter of 2016. The increase in depreciation and amortization expense in 2016 was driven by a full year of depreciation of CMT assets of $14.8 million in 2016 compared to depreciation expense of $5.4 million in 2015, as CMT was acquired in August 2015. CMT depreciation was mostly offset by lower depreciation of our coal mining assets, which decreased as a result of the disposal of our assets in April 2016.  Depreciation and amortization expense in each year was also impacted by revisions to the remaining useful lives of certain assets, primarily related to certain assets in our Domestic Coke segment and the closure of our former coal preparation plant, which resulted in additional depreciation of $22.4 million, $13.7 million and $15.1 million, or $0.35, $0.17 and $0.21 per common share from operations, during 2017, 2016 and 2015, respectively.
Income Taxes. Income tax benefit was $81.6 million and $8.8 million in 2017 and 2015, respectively, while 2016 had income tax expense of $8.6 million. The periods presented are not comparable as 2017 included net impacts to the Company’s deferred tax expense of $64.2 million associated with the Final Regulations as well as the $154.7 million tax benefit related to the Tax Legislation, both previously discussed in "Items Impacting Comparability." Additionally, the income tax benefit recorded in 2015 related to the insolvency of a subsidiary. See Note 5 to the consolidated financial statements.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders' interest in SunCoke Energy Partners, L.P. as well as a third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net income (loss) attributable to noncontrolling interest.

	Years Ended December 31
	2017	2016	2015
Net (loss) income attributable to the Partnership's common public unitholders'(1)(2)	$(13.5)	$46.1	$34.1
Net loss attributable to third-party interest in our Indiana Harbor cokemaking facility(3)	(5.4)	(1.0)	(1.8)
Net (loss) income attributable to noncontrolling interest	$(18.9)	$45.1	$32.3

(1)
The decrease during the year ended December 31, 2017 as compared to 2016 was primarily due to the impacts of the IRS Final Regulations, which resulted in the Partnership becoming taxable at the end of the 10-year transition period, as well as the Partnership's loss on extinguishment of debt in 2017 and the absence of the Partnership's gain on extinguishment of debt in 2016. These impacts were partially offset by the Tax Legislation in 2017, which lowered corporate income tax rates. See "Items Impacting Comparability" for further discussion.

(2)
The increase during the year ended December 31, 2016 as compared to 2015 was primarily due to the Partnership's gain on extinguishment of debt due to its de-levering activities previously described in "Items Impacting Comparability."

(3) The decrease during the year ended December 31, 2017 as compared to 2016 was primarily driven by lower volumes and higher operating and maintenance spending as a result of ovens out of service associated with the Indiana Harbor oven rebuild initiative.
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

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility, ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), for a Brazilian subsidiary of ArcelorMittal S.A.;

•
Logistics consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal"), and Dismal River Terminal, LLC ("DRT") providing handling and/or mixing services in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.
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
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 18 to our consolidated financial statements.

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,195.0	$1,097.6	$1,244.1	$97.4	$(146.5)
Brazil Coke	43.4	39.5	43.4	3.9	(3.9)
Logistics	93.1	84.7	60.8	8.4	23.9
Logistics intersegment sales	23.8	23.2	20.4	0.6	2.8
Corporate and Other(1)	—	1.5	14.4	(1.5)	(12.9)
Corporate and Other intersegment sales(1)	—	22.0	101.0	(22.0)	(79.0)
Elimination of intersegment sales	(23.8)	(45.2)	(121.4)	21.4	76.2
Total sales and other operating revenue	$1,331.5	$1,223.3	$1,362.7	$108.2	$(139.4)
Adjusted EBITDA(2):
Domestic Coke	$188.9	$193.9	$210.1	$(5.0)	$(16.2)
Brazil Coke	18.2	16.2	22.4	2.0	(6.2)
Logistics	70.8	63.9	38.0	6.9	25.9
Corporate and Other, including legacy costs, net(3)	(43.2)	(57.0)	(85.1)	13.8	28.1
Adjusted EBITDA	$234.7	$217.0	$185.4	$17.7	$31.6
Coke Operating Data:
Domestic Coke capacity utilization (%)	91	93	97	(2)	(4)
Domestic Coke production volumes (thousands of tons)	3,861	3,954	4,122	(93)	(168)
Domestic Coke sales volumes (thousands of tons)	3,851	3,956	4,115	(105)	(159)
Domestic Coke Adjusted EBITDA per ton(4)	$49.05	$49.01	$51.06	$0.04	$(2.05)
Brazilian Coke production—operated facility (thousands of tons)	1,761	1,741	1,760	20	(19)
Logistics Operating Data:
Tons handled (thousands of tons)(5)	21,616	18,569	18,864	3,047	(295)
CMT take-or-pay shortfall tons (thousands of tons)(6)	2,918	6,076	1,291	(3,158)	4,785

(1)	Corporate and Other revenues are related to our legacy coal mining business.

(2)
See Note 18 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the years ended December 31, 2017, 2016 and 2015.

(3)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $10.5 million, $15.0 million, and $40.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(5)	Reflects inbound tons handled during the period.

(6)	Reflects tons billed under take-or-pay contracts where services were not performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Beginning	$1,097.6	$1,244.1	$193.9	$210.1
Volumes(1)	(23.8)	(35.9)	(2.5)	(7.5)
Coal cost recovery and yields(2)	118.8	(103.6)	7.1	(8.8)
Operating and maintenance costs(3)	1.0	2.3	(15.6)	14.0
Transportation costs shifted from Coal Mining segment(4)	—	—	—	(5.5)
Haverhill turbine failure(5)	0.9	(0.9)	3.5	(3.5)
Energy and other	0.5	(8.4)	2.5	(4.9)
Ending	$1,195.0	$1,097.6	$188.9	$193.9

(1)
In both 2016 and 2017, volumes were negatively impacted by the ongoing oven rebuild initiative at Indiana Harbor as well as a decrease in volumes to AK Steel, for which AK Steel provided make whole payments.

(2)
Revenues and the impact of coal-to-coke yields on Adjusted EBITDA move directionally with changes in coal prices, which were increasing in 2017 and decreasing in 2016. Additionally, our oven rebuilds at Indiana Harbor, which began in late 2015, negatively impacted coal-to-coke yields in 2016 as compared to 2015. As the oven rebuilds have continued in 2017, the impact on coal-to-coke yield gains in 2017 was comparable to 2016.

(3)
Higher operating and maintenance costs in 2017 as compared to 2016 was driven by an increase in the number of oven rebuilds at Indiana Harbor. Operating and maintenance savings in 2016 as compared to 2015 was primarily a result of a cost rationalization initiative completed in 2016 at Indiana Harbor.

(4)
In 2016, the divestiture of the coal mining business and the transition to a 100 percent purchased third-party coal model resulted in a shift of coal transportation costs from our former Coal Mining segment to our Jewell cokemaking facility of approximately $5.5 million. This shift of costs had no impact on consolidated Adjusted EBITDA.

(5)
In October 2016, the Partnership sustained a turbine failure at its Haverhill II facility, the impact of which was partially mitigated by insurance recoveries. The Haverhill II turbine was fully restored in January 2017.

Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015
	(Dollars in millions)
Beginning	$107.9	$81.2	$63.9	$38.0
Acquisition of CMT(1)	—	34.1	—	29.9
Creation of DRT(2)	—	3.9	—	0.7
Transloading volumes(3)	3.1	(10.5)	2.4	(5.6)
Price/margin impact of mix in transloading services(4)	3.0	(1.4)	3.0	—
Operating and maintenance costs and other	2.9	0.6	1.5	0.9
Ending	$116.9	$107.9	$70.8	$63.9

(1)	Comparability between 2016 and 2015 was impacted by the acquisition of CMT on August 12, 2015. Both 2016 and 2017 reflect a full year of CMT results.

(2)	Comparability between 2016 and 2015 was impacted by the formation of DRT in early 2016. Both 2016 and 2017 reflect a full year of DRT results.

(3)
CMT achieved record volumes in 2017, which included $1.0 million of new merchant business. Transloading volumes decreased at KRT and Lake Terminal in both 2016 and 2017, driven by challenging market conditions in both the thermal and metallurgical coal markets.

(4)	The contractual price escalation for transloading services provided to certain customers at CMT in 2017 primarily drove the increase in both revenue and Adjusted EBITDA in 2017 as compared to 2016.
Brazil Coke
2017 compared to 2016
Sales and other operating revenue increased $3.9 million, or 9.9 percent, to $43.4 million in 2017 compared to $39.5 million in 2016. The increase in sales and other operating revenue was primarily due to $1.8 million of favorable translation adjustments as well as higher reimbursement of operating and maintenance costs of $1.1 million. The remaining increase of $1.0 million was primarily due to higher volumes, including higher production bonuses received from our customer in the current year for meeting certain volume targets beyond what was produced in the prior year.
Adjusted EBITDA increased $2.0 million, or 12.3 percent, to $18.2 million in 2017 compared to $16.2 million in 2016. The increase was primarily driven by higher volumes, including higher production bonuses as described above and favorable translation adjustments.
2016 compared to 2015
Sales and other operating revenue decreased $3.9 million, or 9.0 percent, to $39.5 million in 2016 compared to $43.4 million in 2015. The decrease in sales and other operating revenue was primarily driven by the absence of our $9.5 million preferred annual dividend, no longer received with the redemption of our Brazil Investment in 2016, net of the $5.1 million additional licensing fees. Higher reimbursement of operating and maintenance costs favorably impacted sales and other operating revenue $2.0 million compared to 2015. The remaining decrease was primarily related to unfavorable translation adjustments.
Adjusted EBITDA decreased $6.2 million, or 27.7 percent, to $16.2 million in 2016 compared to $22.4 million in 2015. The decrease in Adjusted EBITDA was primarily driven by the absence of our $9.5 million preferred annual dividend, as described above, net of the $5.1 million additional licensing fees. The remaining decrease was primarily related to unfavorable translation adjustments.

Corporate and Other
2017 compared to 2016
Corporate and Other Adjusted EBITDA results, which include costs related to our legacy coal mining business, improved $13.8 million, or 24.2 percent, to losses of $43.2 million in 2017 as compared to losses of $57.0 million in 2016. The improvement includes a $4.5 million period-over-period benefit associated with the absence of our legacy coal mining business, which was disposed of in April 2016. The current year period also benefited from $4.6 million of lower employee-related and other costs and the $2.2 million favorable impact of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price and the Partnership's unit price. The remaining improvement was driven by lower costs incurred to resolve certain legal matters as compared to the prior year period.
2016 compared to 2015
Corporate and Other revenues, inclusive of intersegment sales, were $23.5 million and $115.4 million for 2016 and 2015, respectively, and represented revenues from our legacy coal mining business, which was disposed of in April 2016.
Corporate and Other Adjusted EBITDA results, which include activity from our legacy coal mining business, improved $28.1 million, or 33.0 percent, to losses of $57.0 million in 2016 as compared to losses of $85.1 million in 2015. The improvement includes a $25.9 million year-over-year benefit associated with the absence of our legacy coal mining business, which was disposed of in April 2016. The Company also incurred lower severance costs of $3.8 million in 2016 as well as additional employee-related savings of $1.3 million in 2016 compared to 2015. The absence of $2.6 million of transaction costs incurred in 2015 related to the acquisition of CMT and the Granite City dropdowns further improved results in 2016 as compared to the prior year period. These improvements were partially offset by increases in expenses of $5.5 million substantially driven by mark-to-market adjustments in deferred compensation caused by changes in certain performance metrics and changes in the Company's share price and the Partnership's unit price.
Liquidity and Capital Resources
Our primary liquidity needs are to finance the fund of working capital, fund investments, service our debt, maintain cash reserves and replacement of partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. We may be required to access the capital markets for funding related to the maturities of our long-term borrowings beginning in 2022. As of December 31, 2017, together with the Partnership, we had $120.2 million of cash and cash equivalents and $226.6 million of borrowing availability under our credit facilities.
Debt Refinancing
During 2017, the Partnership refinanced its debt obligations and received $693.7 million of proceeds, net of a net discount of $6.3 million, from the issuance of $700.0 million of 7.5 percent 2025 Partnership Notes. The Partnership also increased the Partnership Revolver's capacity to $285.0 million and extended its maturity date to May 2022. Additionally, the Company extended the Revolving Facility's maturity date to May 2022 and reduced its capacity to $100.0 million. In connection with the refinancing and revolver amendments, the Company and the Partnership incurred debt issuance costs of $17.6 million.
The Partnership used the proceeds described above to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, repay the $50.0 million outstanding on the Partnership Term Loan, repay the $112.6 million outstanding on the Partnership's Promissory Note and reduce the Partnership Revolver outstanding balance by $42.0 million.
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. The Company funded the redemption with a term loan in the aggregate principal amount of $45.0 million maturing on May 24, 2022 under the Company’s existing Amended and Restated Credit Agreement.
As a result of the debt refinancing activities and the timing of these activities, consolidated interest expense, net is expected to increase by approximately $3 million in 2018 compared to 2017.
See further discussion of these debt activities in Note 12 to our consolidated financial statements.

Covenants
As of December 31, 2017, the Company and the Partnership were in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the consolidated financial statements for details on debt covenants.
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
Distributions
On January 22, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.5940 per unit. This distribution will be paid on March 1, 2018 to unitholders of record on February 15, 2018.
Partnership Common Unit Purchase Program
In April 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million. In July 2017, the Company's Board of Directors authorized the Company to purchase an incremental $50.0 million of Partnership common units in the open market. During 2017, the Company purchased 2,853,032 of outstanding Partnership common units in the open market for total cash payments of $48.7 million, which increased our limited partner interest in the Partnership from 53.9 percent to 59.9 percent at December 31, 2017.
Subsequent to December 31, 2017, the Company purchased an additional 132,188 of outstanding Partnership common units in the open market for total cash payments of $2.3 million, leaving a remaining common unit purchase program balance of $49.0 million as of February 15, 2018.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$148.5	$219.1	$141.1
Net cash used in investing activities	(54.6)	(36.2)	(285.2)
Net cash (used in) provided by financing activities	(107.7)	(172.3)	128.5
Net (decrease) increase in cash and cash equivalents	$(13.8)	$10.6	$(15.6)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $70.6 million in 2017 as compared to 2016. The decrease was primarily driven by the unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, of which approximately $47 million was due to fluctuating coal prices and inventory levels. Further contributing to the decrease in operating cash flows were higher cash interest payments of $10.6 million during 2017 as compared to 2016 due primarily to changes in the timing of interest payments as a result of the Partnership refinancing its debt obligations. Additionally, income tax payments, net were $5.8 million in the current period as compared to income tax refunds, net of $2.3 million in 2016 and compensation-related benefit payments were higher in 2017 as compared to 2016.
Net cash provided by operating activities increased by $78.0 million in 2016 as compared to 2015 partially due to the full year benefit of CMT's cash provided by operating activities, a net increase of $35.0 million. Larger decreases to coal inventory levels and coal prices in 2016 as compared to 2015 as well as timing of payments for coal purchases in 2015 provided additional operating cash flow of approximately $23 million in 2016. Lower operating costs due to the divestiture of the coal mining business during 2016 also contributed to the increase in operating cash flow as compared to 2015. Additionally, 2015 was adversely impacted by coal severance payments of $11.5 million.
Cash Used in Investing Activities
Net cash used in investing activities increased $18.4 million to $54.6 million in 2017 as compared to 2016. The increase is primarily due to higher capital spending on the Indiana Harbor oven rebuild initiative and the environmental remediation project at Granite City during 2017 as compared to 2016. This increase was partially offset by the $12.8 million payment related to the divestiture of the coal mining business in 2016.
Net cash used in investing activities decreased $249.0 million to $36.2 million in 2016 as compared to 2015. The decrease is primarily due to the absence of the investing cash outflow of $191.7 million from the acquisition of CMT in 2015. In 2016, the Partnership amended an agreement with The Cline Group, which unrestricted $6.0 million of previously restricted cash and relieved the Partnership of any obligation to repay these amounts to The Cline Group. The Company also received $20.5 million in cash at the closing of the redemption of its Brazil Investment during 2016. These cash inflows were more than offset by the divestiture of the coal mining business in 2016, where the Company paid $12.8 million to Revelation, as well as capital expenditures, excluding the CMT capital expansion costs, which was funded from restricted cash. The decrease in capital expenditures in 2016 compared to 2015 related to lower spending on the environmental remediation project at Haverhill during 2016.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $107.7 million in 2017, and was primarily related to the Company's acquisition of outstanding Partnership common units for a total payment of $48.7 million and the Partnership's distribution payment to public unitholders of $47.0 million. Additionally, during 2017, the Partnership refinanced its debt obligations, for which the Partnership made repayments of debt, net of proceeds, of $13.1 million. See Note 12 to our consolidated financial statements for further discussion of debt activities.
Net cash used in financing activities was $172.3 million in 2016, and was primarily in connection with the Partnership's de-levering activities, for which the Partnership and the Company made repayments of debt, net of proceeds from the sale-leaseback arrangement, of $121.5 million. Additionally, during 2016, the Partnership paid distributions to public unitholders of $49.4 million.
Net cash provided by financing activities was $128.5 million in 2015, and was primarily in connection with the Granite City Dropdown and the acquisition of CMT. The proceeds from the issuance of the related debt, net of repayments were $249.4 million. These net cash inflows were partially offset by return of investments to shareholders and unitholders, including dividends and distributions of $71.3 million and equity repurchases of $48.5 million.
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

•
Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Ongoing capital(1)	$54.7	$39.8	$45.9
Environmental remediation project(2)	19.4	7.8	20.9
Expansion capital:(3)
CMT ship loader(4)	1.1	13.5	4.6
Other capital expansion	0.4	2.6	4.4
Total expansion capital	1.5	16.1	9.0
Total capital expenditures	$75.6	$63.7	$75.8

(1)
Includes $29.7 million, $14.0 million and $12.1 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, which began in 2015, for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Includes $1.1 million, $2.7 million and $2.9 million of interest capitalized in connection with the environmental gas sharing projects for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Excludes the acquisition of CMT.

(4)
Represents capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $2.3 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

In 2018, we expect our capital expenditures to be approximately $95 million, which is comprised of the following:

•
Total ongoing capital expenditures of approximately $59 million, of which approximately $25 million will be spent at the Partnership and approximately $25 million to $30 million will be spent on the Indiana Harbor oven rebuild project.

•
Total capital expenditures on environmental remediation projects of approximately $35 million, all of which will be spent at the Partnership, including the cash payments for certain work performed in 2017; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We anticipate spending approximately $145 million on our environmental remediation projects to comply with the expected terms of the consent decree at our Haverhill and Granite City cokemaking operations. We have spent approximately $111 million, including $7 million spent by the Company prior to the formation of the Partnership, related to these projects since 2012. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and the dropdowns of ownership interest in Haverhill, Middletown and Granite City are to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company will reimburse the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2017:

		Payment Due Dates
	Total	2018	2019-2020	2021-2022	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$887.3	$2.6	$54.7	$130.0	$700.0
Interest	422.2	61.9	118.7	112.5	129.1
Operating leases(2)	9.3	3.1	3.8	1.3	1.1
Purchase obligations:
Coal(3)(4)	584.4	527.6	56.8	—	—
Transportation and coal handling(5)	216.8	38.6	61.9	49.2	67.1
Other(6)	11.1	2.5	3.8	3.0	1.8
Total	$2,131.1	$636.3	$299.7	$296.0	$899.1

(1)
At December 31, 2017, debt consists of $700.0 million of 2025 Partnership Notes, $44.6 million of 2019 Company Notes, $12.7 million of Partnership Financing Obligation and $130.0 million of Partnership Revolver. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2017.

(2)
Our operating leases include leases for land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts were not executed at December 31, 2017. We estimate these contracts to be approximately $94 million of additional purchase obligations in 2018 and expect these to be finalized in the first quarter of 2018.

(4)	Our Jewell cokemaking facility has a five-year coal procurement contract with minimum volume requirements that set pricing annually. Projected purchase obligations were calculated using 2018 pricing.

(5)
Transportation and coal handling services consist primarily of railroad and terminal services attributable to delivery and handling of coal purchases and coke sales. Long-term commitments generally relate to locations for which limited transportation options exist and match the length of the related coke sales agreement.

(6)	Primarily represents open purchase orders for materials, supplies and services.
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
Off-Balance Sheet Arrangements
We have letters of credit disclosed in Note 12 to the consolidated financial statements as well as operating leases disclosed in Note 13 to the consolidated financial statements. We had outstanding surety bonds with third parties of approximately $24 million as of December 31, 2017 to secure reclamation and other performance commitments. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

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
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) accounting for impairments and (2) black lung benefit obligations. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Accounting for Impairments
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. We perform our annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Logistics reporting unit had a goodwill carrying value of $73.5 million as of December 31, 2017. The goodwill analysis as of October 1st resulted in the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 25 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal Inc. ("Murray") and Foresight Energy LLC ("Foresight"). Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
Finite-Lived Intangible and Long-Lived Assets
Intangible assets are primarily comprised of customer contracts, customer relationships, and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed.
Finite-lived intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A finite-lived intangible and long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our finite-lived and long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment.
Cash flows at our Indiana Harbor facility were negative during 2017, driven by the oven rebuild project implemented to address coke oven degradation. Based on these results, we performed an impairment test in 2017 and concluded that our projected undiscounted cash flows associated with the facility were approximately 45 percent, or substantially in excess, of the carrying value of our long-lived assets at Indiana Harbor. However, we continue to closely monitor our performance at Indiana Harbor, and if our coke oven rebuild project does not stabilize production or if the project costs are significantly higher than expected, our current conclusion as to recoverability of assets at that location could change.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits.
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims, and the total estimated black lung liabilities:

	December 31,
	2017	2016
Discount rate (percent)(1)	3.3%	3.7%
Active claims	351	349
Estimated black lung liability (dollars in millions)(2)	$50.3	$50.2
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A 0.25 percent decrease in the discount rate would have increased coal workers' black lung expense by $1.2 million in 2017.
(2) The current portion of the black lung liability was $5.4 million and $4.8 million at December 31, 2017 and 2016, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Payments	$7.4	$7.8	$3.8
Expense	$7.5	$8.1	$9.8
Recent Accounting Standards
See Note 2 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 18 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for 2017, 2016 and 2015.
Below is a reconciliation of 2018 Adjusted EBITDA guidance from its closest GAAP measures:

	2018
	Low	High
Net Cash Provided by Operating activities	$150	$165
Subtract:
Depreciation and amortization expense	137	129
Changes in working capital and other	(22)	(14)
Net Income	$35	$50
Add:
Depreciation and amortization expense	137	129
Interest expense, net	63	63
Income tax expense	5	13
Adjusted EBITDA	$240	$255
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	80	84
Adjusted EBITDA attributable to SXC	$160	$171

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers;

•	our dependence on, relationships with, and other conditions affecting our suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's logistics business;

•	our significant equity interest in the Partnership;

•	our ability to repair aging coke ovens to maintain operational performance;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for handling services of coal and other aggregates (including transportation, storage and mixing);

•	the Partnership's ability to enter into new, or renew existing, agreements upon favorable terms for logistics services;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking, and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials or regulated media (including equipment malfunction, explosions, fires, spills, impoundment failure and the effects of severe weather conditions);

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;

•
disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;

•	risks related to obligations under mineral leases retained by us in connection with the divestment of our legacy coal mining business;

•	risks related to environmental compliance;

•
risks related to the ability of the assignee(s) to perform in compliance with applicable requirements under mineral leases assigned in connection with the divestment of our legacy coal mining business;

•	claims of noncompliance with any statutory or regulatory requirements;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefits, income, or other matters;

•	historical consolidated financial data may not be reliable indicator of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•
required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking, logistics operations, and/or former coal mining activities;

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
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales.
The provisions of our coke sales agreements require us to meet minimum production levels and generally require us to secure replacement coke supplies at the prevailing market price if we do not meet contractual minimum volumes. Because market prices for coke are generally highly correlated to market prices for metallurgical coal, to the extent any of our facilities are unable to produce their contractual minimum volumes, we are subject to market risk related to the procurement of replacement supplies.
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2017 and 2016, the daily average outstanding balance on borrowings with variable interest rates was $184.3 million and $262.1 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.9 million and $1.2 million in 2017 and 2016, respectively. At December 31, 2017, we had outstanding borrowings with variable interest rates of $130.0 million under the Partnership Revolver.
At December 31, 2017 and 2016, we had cash and cash equivalents of $120.2 million and $134.0 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.6 million for both the years ended December 31, 2017 and 2016.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazil Real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2017 and 2016 would have been approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 15, 2018

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,331.5	$1,223.3	$1,362.7
Costs and operating expenses
Cost of products sold and operating expenses	1,020.8	906.5	1,098.4
Selling, general and administrative expenses	79.6	91.3	75.4
Depreciation and amortization expense	128.2	114.2	109.1
Loss on divestiture of business and impairments	—	14.7	—
Total costs and operating expenses	1,228.6	1,126.7	1,282.9
Operating income	102.9	96.6	79.8
Interest expense, net	60.6	53.5	56.2
Loss (gain) on extinguishment of debt, net	20.4	(25.0)	0.5
Income before income tax (benefit) expense and loss from equity method investment	21.9	68.1	23.1
Income tax (benefit) expense	(81.6)	8.6	(8.8)
Loss from equity method investment	—	—	21.6
Net income	103.5	59.5	10.3
Less: Net (loss) income attributable to noncontrolling interests	(18.9)	45.1	32.3
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$14.4	$(22.0)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$1.90	$0.22	$(0.34)
Diluted	$1.88	$0.22	$(0.34)
Weighted average number of common shares outstanding:
Basic	64.3	64.2	65.0
Diluted	65.2	64.4	65.0

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net income	$103.5	$59.5	$10.3
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization, prior service benefit, curtailment gain and settlement loss to earnings (net of related tax expense of zero, zero and $3.4 million, respectively)	0.2	—	5.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million, $0.1 million and $0.1 million, respectively)	(0.8)	(0.2)	(0.4)
Currency translation adjustment	(0.5)	1.0	(3.1)
Comprehensive income	102.4	60.3	12.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	(18.9)	45.1	32.3
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$121.3	$15.2	$(20.3)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$120.2	$134.0
Receivables	68.5	60.7
Receivable from redemption of Brazilian investment	—	20.5
Inventories	111.0	92.5
Income tax receivable	4.8	4.6
Other current assets	6.7	3.8
Total current assets	311.2	316.1
Properties, plants and equipment (net of accumulated depreciation of $733.2 million and $625.9 million at December 31, 2017 and 2016, respectively)	1,501.3	1,542.6
Goodwill	76.9	76.9
Other intangible assets, net	167.9	179.0
Deferred charges and other assets	2.8	6.3
Total assets	$2,060.1	$2,120.9
Liabilities and Equity
Accounts payable	$115.5	$98.6
Accrued liabilities	53.2	49.8
Deferred revenue	1.7	2.5
Current portion of long-term debt and financing obligation	2.6	4.9
Interest payable	5.4	16.2
Total current liabilities	178.4	172.0
Long-term debt and financing obligation	861.1	849.2
Accrual for black lung benefits	44.9	45.4
Retirement benefit liabilities	28.2	29.0
Deferred income taxes	257.8	352.5
Asset retirement obligations	14.0	13.9
Other deferred credits and liabilities	16.1	19.0
Total liabilities	1,400.5	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,006,905 shares and 71,707,304 shares at December 31, 2017 and 2016, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at December 31, 2017 and 2016, respectively	(140.7)	(140.7)
Additional paid-in capital	486.2	492.1
Accumulated other comprehensive loss	(20.1)	(19.0)
Retained earnings (deficit)	100.1	(22.0)
Total SunCoke Energy, Inc. stockholders' equity	426.2	311.1
Noncontrolling interests	233.4	328.8
Total equity	659.6	639.9
Total liabilities and equity	$2,060.1	$2,120.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$103.5	$59.5	$10.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	128.2	114.2	109.1
Deferred income tax (benefit) expense	(87.2)	3.1	(5.6)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	(1.8)	(2.6)	(8.0)
Settlement loss and payments in excess of expense for pension plan	—	—	13.1
Share-based compensation expense	4.8	6.5	7.2
Loss (gain) on extinguishment of debt, net	20.4	(25.0)	0.5
Loss on divestiture of business and impairments	—	14.7	—
Loss from equity method investment	—	—	21.6
Changes in working capital pertaining to operating activities (net of the effects of divestiture and acquisition):
Receivables	(7.8)	3.7	18.8
Inventories	(18.5)	29.4	23.2
Accounts payable	11.7	(0.8)	(17.9)
Accrued liabilities	2.6	6.8	(24.3)
Deferred revenue	(0.8)	0.4	(4.4)
Interest payable	(10.8)	(2.7)	(1.0)
Income taxes	(0.2)	7.0	(5.6)
Other	4.4	4.9	4.1
Net cash provided by operating activities	148.5	219.1	141.1
Cash Flows from Investing Activities:
Capital expenditures	(75.6)	(63.7)	(75.8)
Decrease (increase) in restricted cash	0.5	17.7	(17.7)
Return of Brazilian investment	20.5	20.5	—
Divestiture of coal business	—	(12.8)	—
Acquisition of businesses, net of cash received	—	—	(191.7)
Other investing activities	—	2.1	—
Net cash used in investing activities	(54.6)	(36.2)	(285.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	693.7	—	260.8
Repayment of long-term debt	(644.9)	(66.1)	(248.1)
Debt issuance costs	(17.4)	(0.2)	(5.7)
Proceeds from revolving facility	350.0	28.0	292.4
Repayment of revolving facility	(392.0)	(98.4)	(50.0)
Proceeds from financing obligation	—	16.2	—
Repayment of financing obligation	(2.5)	(1.0)	—
Cash distributions to noncontrolling interests	(47.0)	(49.4)	(43.3)
Dividends paid	—	—	(28.0)
Acquisition of additional interest in the Partnership	(48.7)	—	—
Shares repurchased	—	—	(35.7)
SunCoke Energy Partners, L.P. units repurchased	—	—	(12.8)
Other financing activities	1.1	(1.4)	(1.1)
Net cash (used in) provided by financing activities	(107.7)	(172.3)	128.5
Net (decrease) increase in cash and cash equivalents	(13.8)	10.6	(15.6)
Cash and cash equivalents at beginning of year	134.0	123.4	139.0
Cash and cash equivalents at end of year	$120.2	$134.0	$123.4
Supplemental Disclosure of Cash Flow Information
Interest paid	$69.0	$58.4	$58.1
Income taxes paid, net of refunds of $1.0 million, $8.2 million and $1.5 million, respectively	$5.8	$(2.3)	$2.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2014	71,251,529	$0.7	4,977,115	$(105.0)	$543.6	$(21.5)	$13.9	$431.7	$273.7	$705.4
Net (loss) income	—	—	—	—	—	—	(22.0)	(22.0)	32.3	10.3
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of $3.4 million)	—	—	—	—	—	5.2	—	5.2	—	5.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	(3.1)	—	(3.1)	—	(3.1)
Adjustments from changes in ownership of SunCoke Energy Partners, L.P.	—	—	—	—	(8.0)	—	—	(8.0)	83.0	75.0
Deferred taxes related to basis difference in the Partnership	—	—	—	—	(55.6)	—	—	(55.6)	—	(55.6)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43.3)	(43.3)
Dividends	—	—	—	—	—	—	(28.3)	(28.3)	—	(28.3)
Share-based compensation expense	—	—	—	—	7.2	—	—	7.2	—	7.2
Share issuances, net of shares withheld for taxes and other equity activities	237,919	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Shares repurchased	—	—	2,500,542	(35.7)	—	—	—	(35.7)	—	(35.7)
Partnership unit repurchases	—	—	—	—	—	—	—	—	(12.8)	(12.8)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net income	—	—	—	—	—	—	14.4	14.4	45.1	59.5
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million)	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	—	—	1.0	—	1.0	—	1.0
Cash distribution to noncontrolling interests, net of unit issuances	—	—	—	—	—	—	—	—	(49.2)	(49.2)
Share-based compensation expense	—	—	—	—	6.5	—	—	6.5	—	6.5
Share issuances, net of shares withheld for taxes and other equity activities	217,856	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9
Net income (loss)	—	—	—	—	—	—	122.4	122.4	(18.9)	103.5
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of zero)	—	—	—	—	—	0.2	—	0.2	—	0.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Currency translation adjustment	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(47.0)	(47.0)
Share-based compensation expense	—	—	—	—	4.7	—	—	4.7	0.1	4.8
Share issuances, net of shares withheld for taxes	299,601		—	—	1.1	—	—	1.1	—	1.1
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(19.1)	—	—	(19.1)	(29.6)	(48.7)
Deferred tax adjustment	—	—	—	—	7.1	—	—	7.1	—	7.1
Cumulative effect from adoption of ASU 2016-09	—	—	—	—	0.3	—	(0.3)	—	—	—
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(20.1)	$100.1	$426.2	$233.4	$659.6

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has approximately 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities.
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
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in approximately 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
Our logistics business provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. The logistics business has terminals in Indiana, West Virginia, Virginia, and Louisiana with collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has total storage capacity of approximately 3 million tons.
We previously controlled coal mining operations in Virginia and West Virginia until April 2016 when the Company completed the disposal of its coal mining business to Revelation Energy, LLC ("Revelation"). Revelation assumed substantially all of our remaining coal mining assets and real estate, and was assigned substantially all of our mineral leases and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized losses associated with this divestiture of $14.7 million.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At December 31, 2017, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDRs"), and a 59.9 percent limited partner interest in the Partnership. The remaining 38.1 percent interest in the Partnership was held by public unitholders.
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
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. See Note 18.
Revenue Recognition
The Company sells coke as well as steam and electricity and also provides mixing and/or handling services of coal and other aggregates. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. Revenues related to the sale of products are recognized when title passes, generally when products are shipped or delivered in accordance with the terms of the respective sales agreements. Service revenues are recognized when services are provided as defined by customer contracts. Revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured. Licensing fees, which include an annual fixed fee and a fee determined on a per ton basis, are recognized when earned in accordance with the contract terms.
Substantially all of the coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of combined sales and other operating revenues for each of the years ended December 31, 2017, 2016 and 2015.
The Partnership receives payment for shortfall obligations on certain Logistics take-or-pay contracts. The payments in excess of services performed are recorded in deferred revenue on the Consolidated Balance Sheets. Deferred revenue on take-or-pay contracts is generally billed quarterly and recognized as income at the earlier of when service is provided or annually based on the terms of the contract.
Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of certificates of deposit.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method. The Company utilizes the selling prices under its long-term coke supply contracts to record lower of cost or net realizable value inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company capitalized interest of $1.1 million, $5.0 million and $3.7 million in 2017, 2016 and 2015, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.

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
Cash flows at our Indiana Harbor facility were negative during 2017, driven by the oven rebuild project implemented to address coke oven degradation. Based on these results, we performed an impairment test in 2017 and concluded that our projected undiscounted cash flows associated with the facility were approximately 45 percent, or substantially in excess, of the carrying value of our long-lived assets at Indiana Harbor. However, we continue to closely monitor our performance at Indiana Harbor, and if our coke oven rebuild project does not stabilize production or if the project costs are significantly higher than expected, our current conclusion as to recoverability of assets at that location could change.
See Note 17 for discussion of impairments recorded during prior years.
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The Company performs its annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
There were no impairments of goodwill or other intangible assets during the periods presented. See Note 8 for further discussion on the Partnership's Logistics goodwill impairment test.
Investment in Brazilian Cokemaking Operations
On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment"), previously accounted for at cost, for consideration of $41.0 million. The Company received $20.5 million in cash at closing in 2016 and received the remaining $20.5 million in cash, plus interest of $0.2 million, in 2017. With the redemption of the Brazil Investment, the Company no longer receives the $9.5 million annual preferred dividend on its Brazil Investment from ArcelorMittal Brazil, included in sales and other operating revenue on the Consolidated Statement of Operations in 2015. Starting in 2016, SunCoke receives $5.1 million in licensing fees per year, in addition to our per ton licensing fee, through 2023 related to the addition of certain patents to its existing intellectual property licensing agreement, which are currently in use by ArcelorMittal Brazil at the Brazil facility. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Licensing fees are included in sales and other operating revenue on the Consolidated Statement of Operations.
Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. See Note 5 for discussion of the impacts of the Tax Cuts and Jobs Act (“Tax Legislation”), which was enacted on December 22, 2017.
The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. There were no uncertain tax positions at December 31, 2017, and 2016. See Note 5.

Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. See Note 13.
Postretirement Benefit Plan Liabilities
The postretirement benefit plans, which are frozen, are unfunded and the accumulated postretirement benefit obligation is fully recognized on the Consolidated Balance Sheets. Actuarial gains (losses) and prior service costs (benefits) which have not yet been recognized in net income are recognized as a credit (charge) to accumulated other comprehensive income (loss). The credit (charge) to accumulated other comprehensive income (loss), which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of postretirement benefit plans expense included in selling, general and administrative expenses on the Consolidated Statement of Operations. See Note 10.
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. The Company’s asset retirement obligations primarily relate to costs associated with restoring land to its original state. See Note 9.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers.
Share-Based Compensation
We measure the cost of employee services in exchange for equity instrument awards and cash awards based on the grant-date fair value of the award. The cash awards and performance metrics of equity awards are remeasured on a quarterly basis. The market metrics of equity awards are not remeasured. The total cost is recognized over the requisite service period. Award forfeitures are accounted for as they occur. The costs of equity awards and cash awards were recorded to additional paid-in capital and accrued liabilities, respectively, on the Consolidated Balance Sheets. See Note 15.
Fair Value Measurements
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. See Note 17.

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
Recently Issued Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption was permitted on a limited basis. We have substantially completed our analysis of the new standard and do not expect a material change in our revenue recognition model on an annual basis. Deferred revenue at CMT may be recognized on a more accelerated basis during quarterly periods within the year based on facts and circumstances considered at each quarter under the new guidance. The Company will adopt this standard on January 1, 2018 using the modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. We are currently evaluating technology tools to assist with the accounting and reporting requirements of this standard. The Company expects to adopt this standard on January 1, 2019 and is currently evaluating our transition method options.
Labor Concentrations
As of December 31, 2017, we have approximately 909 employees in the U.S. Approximately 39 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. While the labor agreement at our Indiana Harbor cokemaking facility expired on August 31, 2015, the parties mutually agreed to extend the terms of this agreement through August 2018, at which time the collective bargaining process will resume. We do not anticipate any work stoppages during the extended period of the agreement. In 2017, we reached a new three-year agreement for our Granite City location, which will expire on August 31, 2020.
As of December 31, 2017, we have approximately 270 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. In 2017, we reached a new one-year labor agreement at our Vitoria, Brazil facility which will expire on October 31, 2018. We will negotiate the renewal of this agreement in 2018 and do not anticipate any work stoppages.
3. Acquisitions and Dropdown Transactions
Acquisition of Partnership Common Units
In April 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $50.0 million. In July 2017, the Company's Board of Directors authorized the Company to purchase an incremental $50.0 million of Partnership common units in the open market. During 2017, the Company purchased 2,853,032 of outstanding Partnership common units in the open market for total cash payments of $48.7 million, which increased our limited partner interest in the Partnership from 53.9 percent to 59.9 percent at December 31, 2017. This resulted in a decrease in noncontrolling interest of $29.6 million during 2017 on the Consolidated Balance Sheets related to the Partnership's net book value acquired by the Company. The Company decreased its additional paid-in capital balance by $12.0 million on the Consolidated Balance Sheets for the consideration paid in excess of the net book value of the noncontrolling interest acquired, net of a deferred tax adjustment of $7.1 million during 2017.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

Year Ended December 31, 2017
(Dollars in millions)
Net income attributable to SunCoke Energy, Inc	$122.4
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	(12.0)
Changes from net income attributable to SunCoke Energy, Inc and transfers to noncontrolling interest	$110.4
Subsequent to December 31, 2017, the Company purchased an additional 132,188 of outstanding Partnership common units in the open market for total cash payments of $2.3 million, leaving a remaining common unit purchase program balance of $49.0 million as of February 15, 2018.
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
The results of CMT have been included in the consolidated financial statements since the date of acquisition and are reported in the Logistics segment. CMT contributed revenues of $71.1 million, $62.7 million and $28.6 million, as well as operating income of $42.3 million, $46.5 million and $18.4 million during 2017, 2016 and 2015, respectively.
 The following combined and consolidated results of operations were prepared using historical financial information of CMT and assumes that the acquisition of CMT occurred on January 1, 2015:

	Years Ended December 31,
	2017	2016	2015
	(Audited)		(Unaudited pro forma)
	(Dollars in millions)
Total revenues	$1,331.5	$1,223.3	$1,395.4
Net income	$103.5	$59.5	$9.7
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$14.4	$(22.3)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$1.90	$0.22	$(0.34)
Diluted	$1.88	$0.22	$(0.34)
The unaudited pro forma combined results of operations reflect historical results adjusted for interest expense, depreciation adjustments based on the fair value of acquired property, plant and equipment, amortization of acquired identifiable intangible assets, and income tax expense. The pro forma combined results do not include acquisition costs or new contracts. The unaudited pro forma combined and consolidated financial statements are presented for informational purposes only and do not necessarily reflect future results given the timing of new customer contracts, revenue recognition related to take-or-pay shortfalls, and other effects of integration, nor do they purport to be indicative of the results of operations that actually would have resulted had the acquisition of CMT occurred on January 1, 2015 or future results.

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
The table below summarizes the effects of the changes in the Company’s ownership interest in Granite City on SunCoke’s equity:

Year Ended December 31, 2015
(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(22.0)
Decrease in SunCoke Energy, Inc. equity for the contribution of 75 percent interest in Granite City	(6.5)
Decrease in SunCoke Energy, Inc. for the contribution of an additional 23 percent interest in Granite City	(1.5)
Change from net loss attributable to SunCoke Energy, Inc. and dropdown transactions	$(30.0)

4. Customer Concentrations
In 2017, the Company sold approximately 4 million tons of coke under long-term, take-or-pay contracts to its three primary customers in the U.S.: AK Steel Corporation ("AK Steel"), ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and United States Steel Corporation ("U.S. Steel"). In addition, licensing and operating fees are payable to the Company under long-term contracts with a Brazilian subsidiary of ArcelorMittal S.A., where we operate a cokemaking facility, ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”).
The table below shows sales to the Company's significant customers for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017		2016		2015
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
AM USA and ArcelorMittal Brazil(1)	$678.2	50.9%	$596.6	48.8%	$671.8	49.3%
AK Steel(2)	$331.3	24.9%	$350.0	28.6%	$395.4	29.0%
U.S. Steel(3)	$214.1	16.1%	$185.3	15.1%	$212.7	15.6%
(1) Represents revenues included in our Domestic Coke and Brazil Coke segments.
(2) Represents revenues included in our Domestic Coke segment.
(3) Represents revenues included in our Domestic Coke and Logistics segments.
Since 2015, AK Steel has kept its Ashland Kentucky Works facility idled and U.S. Steel has kept portions of its Granite City Works facility idled. These temporary idlings do not change any obligations that AK Steel and/or U.S. Steel have under their long-term, take-or-pay contracts with us.
The Company generally does not require any collateral with respect to its receivables. At both December 31, 2017 and 2016, the Company’s receivables balances were primarily due from AM USA and ArcelorMittal Brazil, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Company's three significant customers as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in millions)
AM USA and ArcelorMittal Brazil(1)	$25.7	$47.7
AK Steel	$13.2	$10.7
U.S. Steel	$5.6	$5.7
(1) The 2016 receivables due include the $20.5 million receivable recorded as redemption of Brazil investment on the Consolidated Balance Sheets and was collected in 2017.
Our Logistics segment provides coal handling and storage services to Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), who are the two primary customers in the Logistics segment and related parties of The Cline Group, a beneficial owner of the Partnership. Sales to Foresight and Murray accounted for $57.8 million, or 4.3 percent, and $53.5 million, or 4.4 percent and $22.0 million, or 1.6 percent of the Company's sales and other operating revenue and were recorded in the Logistics segment for the years ended December 31, 2017, 2016 and 2015, respectively, representing 49.4 percent, 49.6 percent and 27.1 percent of Logistics revenue, including intersegment sales, in 2017, 2016 and 2015, respectively. Receivables from Murray and Foresight were $9.7 million and $8.0 million and were recorded in receivables on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

5. Income Taxes
The components of income before income tax (benefit) expense and loss from equity method investment are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Domestic	$4.3	$52.5	$8.6
Foreign	17.6	15.6	14.5
Total	$21.9	$68.1	$23.1
The components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income taxes currently payable (receivable):
U.S. federal	$1.7	$2.7	$(3.1)
State	(1.0)	(2.2)	(3.3)
Foreign	4.9	5.0	3.2
Total taxes currently payable (receivable)	5.6	5.5	(3.2)

Deferred tax (benefit) expense:
U.S. federal	(99.7)	(1.5)	(12.7)
State	12.5	4.6	7.1
Total deferred tax (benefit) expense	(87.2)	3.1	(5.6)
Total	$(81.6)	$8.6	$(8.8)
The reconciliation of income tax expense at the U.S. statutory rate to income tax (benefit) expense is as follows:

	Years Ended December 31,
	2017		2016		2015
	(Dollars in millions)
Income tax expense at 35 percent U.S. statutory rate	$7.7	35.0%	$23.8	35.0%	$8.0	35.0%
Increase (reduction) in income taxes resulting from:
Impact of Final Regulations(1)	64.2	293.2%	—	—%	—	—%
Impact of Tax Legislation(2)	(154.7)	(706.4)%	—	—%	—	—%
Income attributable to noncontrolling interests in partnerships(3)	(5.4)	(24.7)%	(15.6)	(23.0)%	(11.2)	(48.3)%
State and other income taxes, net of federal income tax effects	2.0	9.1%	1.1	1.7%	1.8	7.7%
Change in valuation allowance(4)(5)	3.9	17.8%	0.4	0.6%	(8.8)	(38.0)%
Investment in subsidiary(5)	—	—%	—	—%	1.0	4.4%
Other	0.7	3.2%	(1.1)	(1.6)%	0.4	1.2%
Income tax (benefit) expense at effective tax rate	$(81.6)	(372.8)%	$8.6	12.7%	$(8.8)	(38.0)%

(1)
In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. However, the Company had previously recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. As such, the Company's 2017 financial statements reflect the $64.2 million incremental impact from the Final Regulations solely attributable to the Partnership’s public unitholders, which was also recorded as an equal reduction to noncontrolling interest. As a result, the Final Regulations have no impact to net income attributable to the Company.

(2)
On December 22, 2017, the Tax Legislation was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provides for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Legislation for the reporting period which includes enactment.

During 2017, SunCoke recorded a provisional net income tax benefit of $154.7 million, of which $125.0 million was attributable to the Company, for the impact of this Tax Legislation. These benefits were primarily due to the $169.0 million impact resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. Based on information currently available, the Company has recorded a provisional income tax expense of $14.3 million for a valuation allowance against $19.0 million of foreign tax credit carryforwards that the Company believes will not be realized prior to their expiration as a result of the Tax Legislation. The final impact of the Tax Legislation may differ from the estimate recorded this period, possibly materially, due to changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.

(3)
Excludes the 2017 impact of the Final Regulations on qualifying income discussed above. No income tax expense is reflected in the Consolidated Statements of Operations for income attributable to noncontrolling interests in partnership entities.

(4)	In 2017, the Company recorded a valuation allowance as a result of changes in future state allocation assumptions.

(5)
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

The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$7.1	$12.2
Black lung benefit liabilities	11.6	18.9
Share-based compensation	6.1	8.6
Federal tax credit carryforward(1)	23.2	23.2
Foreign tax credit carryforward(2)	19.0	14.0
Federal net operating loss	2.5	17.2
State tax credit carryforward, net of federal income tax effects(3)	4.0	5.5
State net operating loss carryforward, net of federal income tax effects(4)	13.9	8.4
Other liabilities not yet deductible	4.3	7.8
Total deferred tax assets	91.7	115.8
Less valuation allowance(5)	(26.2)	(5.9)
Deferred tax asset, net	65.5	109.9
Deferred tax liabilities:
Properties, plants and equipment(6)	(114.9)	(0.3)
Investment in partnerships(6)	(208.4)	(462.1)
Total deferred tax liabilities	(323.3)	(462.4)
Net deferred tax liability	$(257.8)	$(352.5)

(1)	Federal tax credit carryforward expires in 2032 through 2033.

(2)	Foreign tax credit carryforward expires in 2022 through 2027.

(3)	State tax credit carryforward, net of federal income tax effects expires in 2017 through 2022.

(4)	State net operating loss carryforward, net of federal income tax effects expires in 2017 through 2035.

(5)	Primarily related to state tax credit carryforward and the $14.3 million allowance against the foreign tax credit carryforward as a result of the Tax Legislation in 2017.

(6)	As a result of the Final Regulations discussed above, deferred tax liabilities associated with properties, plants and equipment increased and investment in partnerships decreased.
The Company's consolidated federal income tax returns have been examined by the IRS for all years through the year ended December 31, 2014. SunCoke is currently open to examination by the IRS for tax years ended December 31, 2014 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
There were no uncertain tax positions at December 31, 2017 and 2016, and there were no interest or penalties recognized during the years ended December 31, 2017, 2016 and 2015. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Coal	$61.4	$49.4
Coke	12.3	7.7
Materials, supplies and other	37.3	35.4
Total inventories	$111.0	$92.5
7. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2017	2016
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,812.0	$1,767.1
Logistics plant, machinery and equipment	216.2	214.4
Land and land improvements	118.7	118.7
Construction-in-progress	51.9	33.4
Other	35.7	34.9
Gross investment, at cost	2,234.5	2,168.5
Less: Accumulated depreciation(2)	(733.2)	(625.9)
Total properties, plants and equipment, net	$1,501.3	$1,542.6

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $1,337.3 million and $1,281.5 million and accumulated depreciation of $475.8 million and $410.4 million at December 31, 2017 and December 31, 2016, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases.

8. Goodwill and Other Intangible Assets
Goodwill allocated to SunCoke's reportable segments as of December 31, 2017 and 2016 and changes in the carrying amount of goodwill during the fiscal year ended December 31, 2016 are shown below. There were no changes in the carrying amount of goodwill during the fiscal year ended December 31, 2017:

	Domestic Coke	Logistics	Total
	(Dollars in millions)
Net balance at December 31, 2015	$3.4	$67.7	$71.1
Adjustments(1)	—	5.8	5.8
Net balance at December 31, 2016 and 2017	$3.4	$73.5	$76.9

(1)
During 2016, the Partnership recorded an adjustment to correct an error in the acquisition date fair value of the contingent consideration liability, which increased the contingent consideration liability and goodwill balance by $6.4 million. See Note 17. Additionally, a working capital adjustment to the acquisition date fair value of the acquired net assets decreased the amount of the purchase price allocated to goodwill by $0.6 million.

The Company performed its annual goodwill impairment test as of October 1, 2017, with no indication of impairment. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded the carrying value of the reporting unit by approximately 25 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value. To the extent changes in factors or circumstances occur that impact our future cash flow projections, such as a loss of either Murray or Foresight as customers, significant reductions in volume or pricing beyond our existing contract term or lower incremental merchant business, future assessments of goodwill and intangible assets may result in material impairment charges.
The following table summarizes the components of gross and net intangible asset balances as of December 31, 2017 and December 31, 2016:

		December 31, 2017			December 31, 2016
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	5	$31.7	$13.8	$17.9	$31.7	$9.9	$21.8
Customer relationships	14	28.7	5.7	23.0	28.7	3.8	24.9
Permits	25	139.0	12.2	126.8	139.0	7.1	131.9
Trade name	1	1.2	1.0	0.2	1.2	0.8	0.4
Total		$200.6	$32.7	$167.9	$200.6	$21.6	$179.0
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 3.4 years.
Total amortization expense for intangible assets subject to amortization was $11.1 million, $11.2 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2017, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2018	$11.0
2019	10.9
2020	10.7
2021	10.3
2022	10.3
Thereafter	114.7
Total	$167.9

9. Asset Retirement Obligations
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
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

(Dollars in millions)
Balance at December 31, 2015	$22.2
Liabilities settled	(0.7)
Accretion expense(1)	1.1
Disposal of coal mining liabilities(2)	(9.4)
Revisions in estimated cash flows	0.7
Balance at December 31, 2016	$13.9
Liabilities settled	(0.7)
Accretion expense(1)	1.0
Revisions in estimated cash flows	(0.2)
Balance at December 31, 2017	$14.0

(1)	Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.

(2)	In 2016, the Company completed the disposal of its coal mining business to Revelation who assumed a substantial portion of our mining reclamation obligations.
10. Retirement Benefits Plans
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
As a result of the pension termination, unrecognized losses, which previously were recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets, were recognized as expense. The net settlement loss of $12.6 million was recorded in cost of products sold and operating expenses on the Consolidated Statements of Operations during 2015. At December 31, 2017 and 2016, there are no remaining benefit obligations or plan assets related to the defined benefit pension plan.
The Company also has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. Effective January 1, 2011, postretirement medical benefits for future retirees were phased out or eliminated for non-mining employees with less than ten years of service. Employer costs for all those still eligible for such benefits were capped. The termination of coal mining employees triggered a curtailment gain of $4.1 million in 2015, respectively, which represented accelerated amortization of prior service credits previously recorded in accumulated other comprehensive income.

Defined benefit plan expense consisted of the following components:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Interest cost on benefit obligations	$—	$—	$0.7
Expected return on plan assets	—	—	(0.7)
Settlement loss	—	—	12.6
Amortization of:
Actuarial losses	—	—	0.5
Total expense	$—	$—	$13.1
Postretirement benefit plans expense (benefit) consisted of the following components:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Interest cost on benefit obligations	$1.1	$1.3	$1.3
Amortization of:
Actuarial losses	0.9	0.7	0.8
Prior service benefit	(0.7)	(0.7)	(1.2)
Curtailment gain	—	—	(4.1)
Total expense (benefit)	$1.3	$1.3	$(3.2)
Amortization of actuarial losses and prior service benefit for 2018 is estimated to be $0.6 million and $0.7 million, respectively, for the postretirement benefit plans.
Postretirement benefit plans expense (benefit) is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense (benefit):

	Postretirement Benefit Plans
	2017	2016	2015
Discount Rate	3.65%	3.80%	3.45%

The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	Defined Benefit Plan			Postretirement Benefit Plans
	2017	2016	2015	2017	2016	2015
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$—	$—	$0.5	$0.9	$0.7	$0.8
Prior service benefit amortization	—	—	—	(0.7)	(0.7)	(1.2)
Curtailment gain	—	—	—	—	—	(4.1)
Settlement loss	—	—	12.6	—	—	—
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	—	—	0.9	(1.1)	(1.8)	(1.4)
Prior service (cost) benefit(1)	—	—	—	—	1.5	—
	$—	$—	$14.0	$(0.9)	$(0.3)	$(5.9)
(1) Effective January 1, 2017, a plan change occurred resulting in Medicare-eligible disabled participants transitioning from a Company-sponsored group medical plan to a federal health care exchange plan. The Company will provide a subsidy to these participants of $3,600 per participant per year. The plan change resulted in a decrease in the benefit obligation of $1.5 million during 2016.
The following table sets forth the components of the changes in benefit obligations during 2017 and 2016:

	Postretirement Benefit Plans
	2017	2016
	(Dollars in millions)
Benefit obligation at beginning of year	$32.3	$34.8
Interest cost	1.1	1.3
Actuarial losses	1.1	1.8
Plan amendments(1)	—	(1.5)
Benefits paid	(3.2)	(4.1)
Benefit obligation at end of year(2)	$31.3	$32.3

(1)
Effective January 1, 2017, a plan change occurred resulting in Medicare-eligible disabled participants transitioning from a Company-sponsored group medical plan to a federal health care exchange plan. The Company will provide a subsidy to these participants of $3,600 per participant per year. The plan change resulted in a decrease in the benefit obligation of $1.5 million during 2016.

(2) Represents retirement benefit liabilities, including current portion, on the Consolidated Balance Sheets. The current portion of retirement liabilities, which totaled $3.1 million and $3.3 million at December 31, 2017 and 2016, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.

The following table sets forth the cumulative amounts not yet recognized in net income (loss) at December 31, 2017 and 2016:

	Postretirement Benefit Plans
	2017	2016
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$11.8	$11.6
Prior service benefits	(3.4)	(4.1)
Accumulated other comprehensive loss (before related tax benefit)	$8.4	$7.5
The expected benefit payments through 2026 for the postretirement benefit plan are as follows:

Postretirement Benefit Plans
(Dollars in millions)
Year ending December 31:
2018	$3.1
2019	3.0
2020	2.9
2021	2.8
2022	2.6
2023 through 2026	10.1
The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation at December 31, 2017 and 2016, respectively (in percentages):

	Postretirement Benefit Plans
	2017	2016
Discount rate	3.35%	3.65%
The health care cost trend assumption used at December 31, 2017, to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.50 percent (6.50 percent at December 31, 2016), which is assumed to decline gradually to 5.00 percent in 2025 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have an impact of less than $0.1 million on the total of service and interest cost components of postretirement benefits expense and the accumulated postretirement benefit obligation as of December 31, 2017 and 2016.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.4 million, $5.6 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2017	2016
	(Dollars in millions)
Accrued benefits	$21.3	$21.4
Current portion of postretirement benefit obligation	3.1	3.3
Other taxes payable	10.5	10.4
Current portion of black lung liability	5.4	4.8
Accrued legal	5.6	4.4
Other	7.3	5.5
Total accrued liabilities	$53.2	$49.8
12. Debt and Financing Obligation
Total debt consisted of the following:

	December 31,
	2017	2016
	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$—
7.375 percent senior notes, due 2020 (''2020 Partnership Notes'')	—	463.0
7.625 percent senior notes, due 2019 ("2019 Notes")	44.6	44.6
Partnership's term loan, due 2019 ("Partnership Term Loan")	—	50.0
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 and 2019, respectively ("Partnership Revolver")	130.0	172.0
Partnership's promissory note payable, due 2021 ("Promissory Note")	—	113.2
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	12.7	15.2
Total borrowings	$887.3	$858.0
(Discount) premium	(5.9)	7.5
Debt issuance costs	(17.7)	(11.4)
Total debt and financing obligation	$863.7	$854.1
Less: current portion of long-term debt and financing obligation	2.6	4.9
Total long-term debt and financing obligation	$861.1	$849.2
Issuance of 2025 Partnership Notes
The Partnership issued $630.0 million aggregate principal amount of senior notes in May 2017 and an additional $70.0 million aggregate principal amount of senior notes in December 2017 with an interest rate of 7.5 percent due in May 2025. The Partnership received proceeds of $693.7 million, net of a net discount of $6.3 million during 2017. The Partnership incurred debt issuance costs related to this transaction of $12.9 million. The 2025 Partnership Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries. Interest on the 2025 Partnership Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, which commenced on December 15, 2017.
The Partnership may redeem some or all of the 2025 Partnership Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35 percent of the 2025 Partnership Notes at a price equal to 107.5 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the 2025 Partnership Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.

The Partnership is obligated to offer to purchase all or a portion of the 2025 Partnership Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The 2025 Partnership Notes contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Purchase, Redemption and Repayment of Partnership Debt
During 2017, the Partnership used the proceeds from the issuance of the 2025 Partnership Notes to purchase and redeem all of its 2020 Partnership Notes, including principal of $463.0 million and a premium of $18.7 million, repay the $50.0 million outstanding on the Partnership Term Loan, repay the $112.6 million outstanding on the Partnership's Promissory Note and reduce the Partnership Revolver outstanding balance by $42.0 million. As a result of the debt extinguishment, the Partnership recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $19.2 million, which included the premium paid and a write-off of unamortized debt issuance costs of $7.1 million partly offset by a write-off of unamortized premiums of $6.6 million.
Partnership Financing Obligation
In 2016, the Partnership entered into a sale-leaseback arrangement of certain coke and logistics equipment. The leaseback agreement has an initial lease period of 60 months, with an effective interest rate of 5.82 percent and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The financing obligation is guaranteed by the Partnership.
Redemption of 2019 Notes
The 2019 Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by each of the Company’s existing and future subsidiaries that guarantees the Company’s credit facilities. The Company may redeem some or all of their notes at specified redemption prices. If the Company sells certain of its assets or experiences specific kinds of changes in control, subject to certain exceptions, the Company must offer to purchase their notes.
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. The Company funded the redemption with a term loan in the aggregate principal amount of $45.0 million maturing on May 24, 2022 under the Company’s existing Amended and Restated Credit Agreement. Borrowings under the term loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the Credit Agreement.
Revolving Facility
The proceeds of any borrowings made under the Revolving Facility can be used to finance working capital needs, acquisitions, capital expenditures and for other general corporate purposes. The obligations under the credit agreement are guaranteed by certain of the Company’s subsidiaries and secured by liens on substantially all of the Company’s and the guarantors’ assets pursuant to a guarantee and collateral agreement.
In February 2017, the Company extended the maturity of its Revolving Facility to December 2018 and reduced its capacity by $25.0 million to $125.0 million, resulting in additional debt issuance costs of $0.6 million. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.1 million, representing a write-off of unamortized debt issuance costs, during 2017.
In May 2017, the Company amended and restated its Revolving Facility, which extended its maturity date from December 2018 to May 2022 and reduced its capacity to $100.0 million, resulting in debt issuance costs of $1.1 million. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.3 million, representing a write-off of unamortized debt issuance costs, during 2017. As of December 31, 2017, the Revolving Facility had letters of credit outstanding of $26.5 million and no outstanding balance, leaving $73.5 million available. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.4 percent.

Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus 175 basis points. The spread is subject to change based on the Company's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Credit Agreement was 2.8 percent and 2.3 percent during 2016 and 2015, respectively. There were no borrowings during 2017.
Partnership Revolver
The proceeds of any borrowings made under the Partnership Revolver can be used to finance working capital needs, acquisitions, capital expenditures and for other general corporate purposes. The Partnership Revolver provides total aggregate commitments from lenders of $285.0 million and up to $200.0 million uncommitted incremental revolving capacity. The obligations under the Partnership Revolver are guaranteed by the Partnership’s subsidiaries and secured by liens on substantially all of the Partnership’s and the guarantors’ assets.
In May 2017, the Partnership amended and restated the Partnership Revolver, which increased the Partnership's capacity from $250.0 million to $285.0 million and extended the maturity from May 2019 to May 2022. In connection with the amendments to the Partnership Revolver, the Partnership incurred debt issuance costs of $3.0 million and recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing a write-off of unamortized debt issuance costs, during 2017.
As of December 31, 2017, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $130.0 million, leaving $153.1 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.4 percent.
The Partnership Revolver borrowings bear interest at a variable rate of LIBOR plus 250 basis points or an alternative base rate plus 150 basis points. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 3.8 percent, 3.3 percent and 2.9 percent during 2017, 2016 and 2015, respectively.
Covenants
Under the terms of the Revolving Facility, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00 and a minimum consolidated interest coverage ratio of 2.75:1.00. Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.5:1.0 prior to June 30, 2020 and 4.0:1.0 after June 30, 2020 and a minimum consolidated interest coverage ratio of 2.5:1.0. The Company and Partnership's credit agreement contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
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
As of December 31, 2017, the Company and the Partnership were in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

Maturities
As of December 31, 2017, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in Millions)(1)
2018	$2.6
2019(2)	47.4
2020	7.3
2021	—
2022	130.0
2023-Thereafter	700.0
Total	$887.3

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.

(2)	As previously disclosed, the 2019 Notes were repaid in January 2018 with the proceeds of a new term loan due in May 2022.
13. Commitments and Contingent Liabilities
Lease obligations
The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. Total rental expense was $7.3 million, $8.7 million and $8.5 million in 2017, 2016 and 2015, respectively. The aggregate amount of future minimum annual rental payments applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2018	$3.1
2019	2.4
2020	1.4
2021	0.9
2022	0.3
2023-Thereafter	1.1
Total	$9.2
Legal Matters
SunCoke Energy is party to an omnibus agreement, pursuant to which we have agreed to indemnify the Partnership for costs and expenses related to remediation of certain identified environmental matters in existence prior to the Partnership's initial public offering on January 24, 2013 ("IPO") at the Partnership’s Haverhill and Middletown facilities and certain identified environmental matters in existence prior to the Granite City Dropdown at the Partnership's Granite City facility.  However, under the terms of the omnibus agreement, SunCoke Energy is not obligated to indemnify the Partnership for any new environmental matters coming into existence after the IPO at the Partnership’s Haverhill and Middletown facilities, or any new environmental matters coming into existence after the Granite City Dropdown at the Partnership's Granite City facility.
The U.S. Environmental Protection Agency ("EPA") issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. An amendment was lodged in federal court in February 2018 and is undergoing review. The amendment provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments.
We anticipate spending approximately $145 million related to these projects, of which we have spent approximately $111 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company will reimburse the Partnership approximately $20 million for the estimated additional spending beyond what has previously been funded.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, LLC., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas.
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC. have met regularly since those discussions commenced, and continued to meet regularly in 2017 to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement of the NOVs/FOVs. A Consent Decree among the parties was lodged in federal court in January 2018 and is undergoing review. The settlement includes a $2.5 million civil penalty payment, which is included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2017. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
The Company is a party to certain other pending and threatened claims, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from claims would not have a material adverse impact on our consolidated financial statements.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits.
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.

The following table summarizes discount rates utilized, active claims, and the total estimated black lung liabilities:

	December 31,
	2017	2016
Discount rate (percent)(1)	3.3%	3.7%
Active claims	351	349
Estimated black lung liability (dollars in millions)(2)	$50.3	$50.2
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A 0.25 percent decrease in the discount rate would have increased coal workers' black lung expense by $1.2 million in 2017.
(2) The current portion of the black lung liability was $5.4 million and $4.8 million at December 31, 2017 and 2016, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Payments	$7.4	$7.8	$3.8
Expense	$7.5	$8.1	$9.8
14. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive income (loss), net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2015	$(4.6)	$(15.2)	$(19.8)
Other comprehensive loss before reclassifications	—	1.0	1.0
Retirement benefit plans funded status adjustment	(0.2)	—	(0.2)
Net current period other comprehensive loss	(0.2)	1.0	0.8
At December 31, 2016	$(4.8)	$(14.2)	$(19.0)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.2
Retirement benefit plans funded status adjustment	(0.8)	—	(0.8)
Net current period other comprehensive loss	(0.6)	(0.5)	(1.1)
At December 31, 2017	$(5.4)	$(14.7)	$(20.1)

(1)
As a result of the Tax Legislation, the Company revalued its deferred tax asset for our postretirement benefit plan for the impact of lower income tax rates, the impact of which was reclassified from retained earnings to accumulated other comprehensive loss.

The tax benefit associated with the Company's benefit plans as of December 31, 2017 and 2016 was $3 million and $2.7 million, respectively.
The Company's accumulated other comprehensive loss balance includes $9.0 million from currency translation adjustments of the investment in VISA SunCoke, which remains until the cumulative investment balance is no longer negative or the investment is disposed. The balance would be reclassified to earnings if the investment is disposed of by the Company.

The increase (decrease) on net income due to reclassification adjustments from accumulated other comprehensive (income) loss were as follows:

	December 31,
	2017	2016	2015
	(Dollars in millions)
Amortization of benefit plans to net income:
Actuarial loss	$(0.9)	$(0.7)	$(1.3)
Prior service benefit	0.7	0.7	1.2
Curtailment gain	—	—	4.1
Settlement loss	—	—	(12.6)
Total before taxes	(0.2)	—	(8.6)
Income tax cost (benefit)	—	—	3.4
Total, net of tax	$(0.2)	$—	$(5.2)
15. Share-Based Compensation
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
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The performance metrics of equity awards are remeasured on a quarterly basis. The market metrics of equity awards are not remeasured. The total cost is recognized over the requisite service period. Award forfeitures are accounted for as they occur.
Stock Options
The Company granted the following stock options during the years ended December 31, 2017, 2016 and 2015, with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2017 grant	157,196	$10.29	$5.32
2016 March grant	90,925	$6.03	$2.78
2016 February grant	95,001	$3.80	$1.71
2015 grant	593,976	$16.33	$4.87
Performance based options:
2017 grant	80,595	$9.85	$5.17
2016 March grant	90,925	$6.03	$2.42
2016 February grant	58,448	$3.80	$1.06

The stock options vest in three equal annual installments beginning one year from the date of grant. In order to become exercisable, the performance based options also require the closing price of the Company's common stock to reach or exceed $14.78 per share for the 2017 grants and $9.50 per share for the February and March 2016 grants for any 15 trading days during the three-year period beginning on the grant date. The February and March 2016 grants met the required stock price performance during 2016. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the years ended December 31, 2017, 2016 and 2015 was based on using the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Risk free interest rate	2.11%	1.25%	1.66%
Expected term	6 years	5 years	5 years
Volatility	53%	52%	36%
Dividend yield	—%	—%	1.64%
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
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2017 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2016	2,923,668	$15.69	6.3	$2.2
Granted	237,791	$10.14
Exercised	(10,252)	$9.66
Forfeited	(5,092)	$20.70
Outstanding at December 31, 2017	3,146,115	$15.31	5.6	$2.8
Exercisable at December 31, 2017	2,530,129	$16.64	4.8	$0.7
Expected to vest at December 31, 2017	615,986	$9.87	8.4	$2.1
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2017 and 2015 was $0.3 million and $0.1 million, respectively. No stock options were exercised during 2016.
Restricted Stock Units
The Company granted the following restricted stock units ("RSUs") during the years ended December 31, 2017 and 2015:

	Shares	Weighted Average Grant-Date Fair Value	Grant Date Fair Value
			(Dollars in millions)
2017 grants	22,628	$9.85	$0.2
2015 grants	297,514	$14.51	$4.3
No RSUs were granted during 2016. The RSUs vest in three annual installments beginning one year from the date of grant.

The following table summarizes information with respect to RSUs outstanding as of December 31, 2017 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2016	224,940	$16.18
Granted	22,628	$9.85
Vested	(135,522)	$17.22
Forfeited	(5,649)	$11.47
Nonvested at December 31, 2017	106,397	$13.53
Total grant date fair value of RSUs vested was $2.3 million, $3.7 million and $4.6 million during 2017, 2016 and 2015, respectively.
Performance Share Units
The Company grants performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.
The Company granted the following PSUs during the year ended December 31, 2017:

	Shares	Fair Value per Share	Grant Date Fair Value
			(Dollars in millions)
2017 grant	385,758	$11.61	$4.5
The 2017 PSU grant was split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital ("ROIC") performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSU's ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout between 50 percent and 150 percent of the Company's final performance measure results. The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during 2017 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier. In February 2017, the Company granted 237,610 PSUs that will vest on December 31, 2019. In December 2017, the Company granted 148,148 PSUs that will vest on December 31, 2020.
The Company granted the following PSUs during the years ended December 31, 2016 and 2015:

	ROIC Portion(1)		TSR Portion(2)		Total
	Shares	Fair Value per Share	Shares	Fair Value per Share	Grant Date Fair Value
					(Dollars in millions)
2016 March grant(3)	67,167	$10.51	201,500	$6.35	$2.0
2016 February grant	105,210	$5.66	105,210	$5.81	$1.2
2015 grant	67,135	$16.90	67,136	$18.27	$2.4

(1)
The number of PSUs that ultimately vest will be determined by the Company's three-year average pre-tax return on capital for the Company's coke and logistics businesses. Additionally, only applicable to the 2016 grants, if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, which was met during 2016, the pre-tax return on capital portion of the award, as adjusted, will be multiplied by two.

(2)	The number of PSUs that ultimately vest will be determined by the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the S&P 600.

(3)	The final vesting value of the TSR portion of this award cannot exceed $4.9 million.

Each portion of the award may vest between zero and 200 percent of the original units granted. The fair value of the PSUs granted are based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The 2016 and 2015 grants will vest on December 31, 2018 and December 31, 2017, respectively.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2017 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2016	666,713	$10.51
Granted	385,758	$11.61
Vested	(11,071)	$22.30
Forfeited	(258,619)	$13.72
Nonvested at December 31, 2017	782,781	$10.06
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2017 and 2016, the Company issued 98,364 and 198,668 restricted stock units to be settled in cash ("Cash RSUs"), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2017 and 2016 was $9.82 and $3.82, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2017 was adjusted based on the closing price of our common stock on December 31, 2017 of $11.99 per share. The liability at December 31, 2017 was $1.2 million, of which $0.9 million was included in accrued liabilities and $0.3 million was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
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
The Company issued a grant date fair value award of $0.7 million and $0.9 million during the years ended December 31, 2017 and 2016, respectively, that vests on December 31, 2019 and 2018, respectively. The 2017 awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
The 2016 award value will be adjusted based upon the Company's three-year average pre-tax return on capital for the Company's coke and logistics businesses, and if at any time during the vesting period the closing price of the Company's common stock equals or exceeds $9.00 per share for any 15 trading days, which was met in 2016, the award, as adjusted, will be multiplied by two, but will be capped at 200 percent of the target award.
The cash incentive award liability at December 31, 2017 was adjusted based on the Company's current performance related to the above awards. The cash incentive award liability at December 31, 2017 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years ended December 31,
	2017	2016	2015	2017	2016	2015	December 31, 2017
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$1.3	$2.1	$2.5	$0.8	$1.3	$1.6	$0.7	2.0
RSUs	1.1	2.6	4.2	0.7	1.7	2.7	$0.3	1.2
PSUs	1.9	1.4	0.5	1.2	0.9	0.3	$2.4	2.8
Total equity awards	$4.3	$6.1	$7.2	$2.7	$3.9	$4.6
Liability Awards:
Cash RSUs	$1.0	$0.7	$—	$0.6	$0.5	$—	$1.3	1.7
Cash incentive award	0.2	0.1	—	0.1	0.1	—	$0.4	1.9
Total liability awards	$1.2	$0.8	$—	$0.7	$0.6	$—

(1)	Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.5 million and $0.4 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2017 and 2016, respectively. The share-based compensation issued to the Company's Board of Directors was not material during the year ended December 31, 2015.
16. Earnings Per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2017	2016	2015
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.3	64.2	65.0
Add: effect of dilutive share-based compensation awards	0.9	0.2	—
Weighted-average number of shares-diluted	65.2	64.4	65.0

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
	(Shares in millions)
Stock options	2.9	3.0	2.9
Restricted stock units	—	0.2	0.5
Performance stock units	0.1	0.2	—
Total	3.0	3.4	3.4
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $5.5 million and $4.4 million at December 31, 2017 and 2016, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration at December 31, 2017 and December 31, 2016 was $2.5 million and $4.2 million, respectively, and was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
During 2017, as a result of adverse mining conditions faced by one of our thermal coal customers, the Partnership lowered CMT's throughput volume projection for this customer, which reduced the Partnership's contingent consideration liability balance by $1.7 million. The decrease in fair value was recorded as a reduction to costs of products sold and operating expenses on the Consolidated Statements of Operations during 2017. Throughput volumes at CMT in 2017 were consistent with projections and higher than 2016 levels, but still significantly below levels that would trigger payment of the contingent consideration.
During March 2016, as part of developing commercial activities subsequent to the acquisition, the Partnership and The Cline Group signed an amended agreement, which modified the contingent consideration terms by increasing the volume threshold required for the Partnership to make payments to The Cline Group in exchange for future pricing modifications. The increase in the volume threshold reduced the fair value of the contingent consideration liability by $3.7 million, which was recorded as a reduction to cost of products sold and operating expense on the Consolidated Statement of Operations.

During the second half of 2016, the Partnership lowered CMT’s throughput volume projections in future periods for certain customers due to declining coal prices which were expected to reduce export volume through CMT. These updated volume projections resulted in a net decrease to the contingent consideration liability, decreasing cost of products sold and operating expenses on the Consolidated Statements of Operations by $6.4 million during the year ended December 31, 2016. During 2016, the Partnership also recorded an adjustment to correct an error in the acquisition date fair value of the contingent consideration liability, which increased the contingent consideration liability and goodwill balance by $6.4 million.
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
India Equity Method Investment Valuation
As a result of sustained depressed market conditions, the Company recorded other-than-temporary impairment charges of the joint venture investment in the Company's India reportable segment of $19.4 million in 2015. These charges were recorded in loss from equity method investment on the Consolidated Statement of Operations and resulted in an investment balance of zero. Consequently, beginning in the fourth quarter of 2015, we no longer include the results of our share of VISA SunCoke in our consolidated financial statements. In accordance with GAAP, our share of future earnings of the joint venture will only be included in our results once the cumulative investment balance is no longer negative. The Company has no plans to make further capital contributions to this investment.
The estimated discounted cash flows in 2015 utilized inputs considered to be Level 3 in the fair value hierarchy. Key assumptions in the 2015 discounted cash flow analysis included a 13.5 percent discount rate and estimated cash flows, which considered the timing and extent of future improvements in the Indian market, an important component of which is gross margin recovery. The continuing deterioration of market conditions resulted in forecasted gross loss of $8 per ton to a forecasted gross margin gain of $13 per ton upon market recovery. A $5 per ton change in the gross margin assumption in 2016 would have impacted the valuation of our investment by approximately $8 million. To the extent possible, the Company considered available market information and other third-party data and compared the inputs to relevant historical information during the 2015 valuations.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2017 and 2016, the fair value of the Company’s long-term debt was estimated to be $919.7 million and $854.4 million, respectively, compared to a carrying amount of $887.3 million and $858.0 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
18. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively. Each of these facilities produces coke, and all facilities except Jewell and Indiana Harbor recover waste heat, which is converted to steam or electricity through a similar production process. Steam is provided to customers pursuant to steam supply and purchase agreements. Electricity is sold into the regional power market or to AK Steel Holding Corporation ("AK Steel") pursuant to energy sales agreements. Coke sales at each of the Company's five domestic cokemaking facilities are made pursuant to long-term, take-or-pay agreements with ArcelorMittal S.A., AK Steel, and U.S. Steel. Each of the coke sales agreements contains pass-through provisions for costs incurred in the cokemaking process, including coal procurement costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expense, costs related to the transportation of coke to the customers, taxes (other than income taxes) and costs associated with changes in regulation, in addition to containing a fixed fee.
The Brazil Coke segment operates a cokemaking facility located in Vitória, Brazil for a project company. The Brazil Coke segment earns income from the Brazilian facility through licensing and operating fees payable to us under long-term contracts with the local project company that will run through at least 2023.

Logistics operations are comprised of CMT, located in Louisiana, KRT, located in West Virginia, SunCoke Lake Terminal, located in Indiana, and DRT, located in Virginia adjacent to our Jewell cokemaking facility. Our logistics operations have a collective capacity to mix and transload approximately 40 million tons of coal and other aggregates annually and provide handling and/or mixing services to its customers, which include the Partnership's cokemaking facilities and other SunCoke cokemaking facilities. Handling and mixing results are presented in the Logistics segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,195.0	$1,097.6	$1,244.1
Brazil Coke	43.4	39.5	43.4
Logistics	93.1	84.7	60.8
Logistics intersegment sales	23.8	23.2	20.4
Corporate and Other(1)	—	1.5	14.4
Corporate and Other intersegment sales(1)	—	22.0	101.0
Elimination of intersegment sales	(23.8)	(45.2)	(121.4)
Total sales and other operating revenue	$1,331.5	$1,223.3	$1,362.7

Adjusted EBITDA
Domestic Coke	$188.9	$193.9	$210.1
Brazil Coke	18.2	16.2	22.4
Logistics	70.8	63.9	38.0
Corporate and Other(2)	(43.2)	(57.0)	(85.1)
Total Adjusted EBITDA	$234.7	$217.0	$185.4

Depreciation and amortization expense:
Domestic Coke	$102.6	$84.0	$81.6
Brazil Coke	0.7	0.7	0.6
Logistics	24.4	24.8	14.0
Corporate and Other	0.5	4.7	12.9
Total depreciation and amortization expense	$128.2	$114.2	$109.1

Capital expenditures:
Domestic Coke	$68.8	$44.6	$67.6
Logistics	4.4	17.4	6.0
Corporate and Other	2.4	1.7	2.2
Total capital expenditures	$75.6	$63.7	$75.8
(1) Corporate and Other revenues are related to our legacy coal mining business, which was disposed in April 2016.
(2) Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $10.5 million, $15.0 million, and $40.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the Company’s segment assets:

	Years Ended December 31,
	2017	2016
	(Dollars in millions)
Segment assets
Domestic Coke	$1,439.7	$1,495.0
Brazil Coke	10.9	32.6
Logistics	491.9	515.6
Corporate and Other	112.8	73.1
Segment assets, excluding tax assets and assets held for sale	2,055.3	2,116.3
Tax assets	4.8	4.6
Total assets	$2,060.1	$2,120.9
The following table sets forth the Company’s total sales and other operating revenue by product or service:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,140.8	$1,038.2	$1,182.0
Energy	53.2	54.3	61.5
Logistics	89.7	82.9	58.8
Operating and licensing fees	43.4	39.5	34.0
Other	4.4	8.4	26.4
Sales and other operating revenue	$1,331.5	$1,223.3	$1,362.7
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
Below are reconciliations of Adjusted EBITDA to net income and Adjusted EBITDA to net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$148.5	$219.1	$141.1
Subtract:
Depreciation and amortization expense	128.2	114.2	109.1
Deferred income tax (benefit) expense	(87.2)	3.1	(5.6)
Loss (gain) on extinguishment of debt	20.4	(25.0)	0.5
Loss on divestiture of business	—	14.7	—
Changes in working capital and other	(16.4)	52.6	26.8
Net income	$103.5	$59.5	$10.3
Add:
Depreciation and amortization expense	128.2	114.2	109.1
Interest expense, net	60.6	53.5	56.2
Loss (gain) on extinguishment of debt	20.4	(25.0)	0.5
Income tax (benefit) expense	(81.6)	8.6	(8.8)
Contingent consideration adjustments(1)	(1.7)	(10.1)	—
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(2)	5.3	1.9	—
Non-cash reversal of acquired contractual obligation(3)	—	(0.7)	(3.3)
Loss on divestiture of business	—	14.7	—
Coal rationalization costs(4)	—	0.4	0.6
Adjustment to unconsolidated affiliate earnings(5)	—	—	20.8
Adjusted EBITDA(6)	$234.7	$217.0	$185.4
Subtract: Adjusted EBITDA attributable to noncontrolling interest(7)	86.4	86.6	81.2
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$148.3	$130.4	$104.2

(1)
As a result of changes in the fair value of the contingent consideration liability, the Partnership recognized benefits of $1.7 million and $10.1 million during 2017 and 2016, respectively. See Note 17.

(2)
In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility to be constructed in Kentucky. However, in June 2017, due to our focus on renewing our existing customer contracts and the lack of any long-term customer commitment for a majority of the facility's capacity, we decided to terminate the project. As a result, during 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million. During 2016, the Company wrote-off expiring land deposits related to the project of $1.9 million.

(3)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In 2015 and 2016, the final acquired contractual performance obligations expired without the customer requiring performance. Therefore, the Partnership reversed the liabilities as we no longer have any obligations under the contracts.

(4)
Prior to the divestiture of our coal mining business, the Company incurred coal rationalization costs including employee severance, contract termination costs and other costs to idle mines during the execution of our coal rationalization plan.

(5)
Reflects share of interest, taxes, depreciation and amortization related to VISA SunCoke, including impairments of our investment in VISA SunCoke of $19.4 million, which resulted in an investment balance of zero. Beginning in the fourth quarter of 2015, we no longer include the results of our share of VISA SunCoke in our consolidated financial statements.

(6)
In accordance with the SEC’s May 2016 update of its guidance on the appropriate use of non-GAAP financial measures, Adjusted EBITDA does not include Logistics deferred revenue until it is recognized as GAAP revenue.

(7)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.
19. Selected Quarterly Data (unaudited)

	2017				2016
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter(3)(4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(Dollars in millions)
Sales and other operating revenue	$309.7	$323.2	$339.0	$359.6	$311.1	$292.7	$293.9	$325.6
Gross profit(5)	$42.0	$32.7	$51.2	$56.6	$42.4	$39.7	$50.7	$69.8
Net (loss) income	$(57.7)	$(31.5)	$18.8	$173.9	$12.6	$1.0	$14.4	$31.5
Less: Net (loss) income attributable to noncontrolling interests	$(58.7)	$(7.3)	$7.2	$39.9	$16.7	$5.6	$8.3	$14.5
Net income (loss) attributable to SunCoke Energy, Inc.	$1.0	$(24.2)	$11.6	$134.0	$(4.1)	$(4.6)	$6.1	$17.0
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic(6)	$0.02	$(0.38)	$0.18	$2.08	$(0.06)	$(0.07)	$0.10	$0.26
Diluted(6)	$0.02	$(0.38)	$0.18	$2.05	$(0.06)	$(0.07)	$0.10	$0.26

(1)
The first quarter of 2017 reflects the net impact to the Company’s deferred tax expense of $64.2 million related to the IRS Final Regulations on qualifying income all of which was attributable to unitholders of the Partnership. See Note 5.

(2)	During the second quarter of 2017, the Partnership incurred $20.2 million of losses in connection with debt refinancing. See Note 12.

(3)	During the fourth quarter of 2017, the Company recorded $154.7 million of tax benefits as a result of the new Tax Legislation, $125.0 million of which was attributable to the Company. See Note 5.

(4)
The Partnership recognized deferred revenue from Logistics take-or-pay billings for minimum volume shortfalls of $16.4 million and $31.5 million into revenue in the fourth quarters of 2017 and 2016 respectively.

(5)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(6)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

20. Supplemental Condensed Combining and Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the credit agreement and $44.6 million of 2019 Notes (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the 2025 Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2017, less than 25 percent of net assets were restricted. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries."
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;

•
a sale of the majority of the Capital Stock of a Guarantor Subsidiary to a third-party, after which the Guarantor Subsidiary is no longer a "Restricted Subsidiary" in accordance with the indenture governing the 2019 Notes;

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default," as defined under the indenture governing the 2019 Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the 2019 Notes

•	the requirements for defeasance or discharge of the indentures governing the 2019 Notes having been satisfied;

•
the release, other than the discharge through payments by a Guarantor Subsidiary, from its guarantee under the Credit Agreement or other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the 2019 Notes.

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$209.6	$1,126.3	$(4.4)	$1,331.5
Equity in earnings (loss) of subsidiaries	109.9	(54.5)	—	(55.4)	—
Total revenues, net of equity in earnings of subsidiaries	109.9	155.1	1,126.3	(59.8)	1,331.5
Costs and operating expenses
Cost of products sold and operating expenses	—	157.3	867.9	(4.4)	1,020.8
Selling, general and administrative expenses	8.7	22.6	48.3	—	79.6
Depreciation and amortization expenses	—	7.5	120.7	—	128.2
Total costs and operating expenses	8.7	187.4	1,036.9	(4.4)	1,228.6
Operating income (loss)	101.2	(32.3)	89.4	(55.4)	102.9
Interest (income) expense, net - affiliate	—	(7.5)	7.5	—	—
Interest expense (income), net	4.9	(0.5)	56.2	—	60.6
Total interest expense (income), net	4.9	(8.0)	63.7	—	60.6
Loss on extinguishment of debt	0.4	—	20.0	—	20.4
Income before income tax (benefit) expense	95.9	(24.3)	5.7	(55.4)	21.9
Income tax (benefit) expense	(26.5)	(150.2)	95.1	—	(81.6)
Net income (loss)	122.4	125.9	(89.4)	(55.4)	103.5
Less: Net loss attributable to noncontrolling interests	—	—	(18.9)	—	(18.9)
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$125.9	$(70.5)	$(55.4)	$122.4
Comprehensive income (loss)	$121.3	$125.3	$(91.0)	$(53.2)	$102.4
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(18.9)	—	(18.9)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$121.3	$125.3	$(72.1)	$(53.2)	$121.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$176.7	$1,050.5	$(3.9)	$1,223.3
Equity in earnings of subsidiaries	19.7	51.3	—	(71.0)	—
Total revenues, net of equity earnings of subsidiaries	19.7	228.0	1,050.5	(74.9)	1,223.3
Costs and operating expenses
Cost of products sold and operating expenses	—	131.3	779.1	(3.9)	906.5
Selling, general and administrative expenses	12.9	25.5	52.9	—	91.3
Depreciation and amortization expenses	—	9.2	105.0	—	114.2
Loss on divestiture of business and impairments	—	—	14.7	—	14.7
Total costs and operating expenses	12.9	166.0	951.7	(3.9)	1,126.7
Operating income	6.8	62.0	98.8	(71.0)	96.6
Interest (income) expense, net - affiliate	—	(7.6)	7.6	—	—
Interest expense (income), net	6.0	(0.2)	47.7	—	53.5
Total interest expense (income), net	6.0	(7.8)	55.3	—	53.5
Gain on extinguishment of debt	—	—	(25.0)	—	(25.0)
Income before income tax (benefit) expense	0.8	69.8	68.5	(71.0)	68.1
Income tax (benefit) expense	(13.6)	38.7	(16.5)	—	8.6
Net income	14.4	31.1	85.0	(71.0)	59.5
Less: Net income attributable to noncontrolling interests	—	—	45.1	—	45.1
Net income attributable to SunCoke Energy, Inc.	$14.4	$31.1	$39.9	$(71.0)	$14.4
Comprehensive income	$15.2	$30.8	$86.1	$(71.8)	$60.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	45.1	—	45.1
Comprehensive income attributable to SunCoke Energy, Inc.	$15.2	$30.8	$41.0	$(71.8)	$15.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$197.2	$1,165.5	$—	$1,362.7
Equity in (loss) earnings of subsidiaries	(8.4)	34.4	—	(26.0)	—
Total revenues, net of equity in (loss) earnings of subsidiaries	(8.4)	231.6	1,165.5	(26.0)	1,362.7
Costs and operating expenses
Cost of products sold and operating expenses	—	150.2	948.2	—	1,098.4
Selling, general and administrative expenses	9.5	30.7	35.2	—	75.4
Depreciation and amortization expenses	—	10.4	98.7	—	109.1
Total costs and operating expenses	9.5	191.3	1,082.1	—	1,282.9
Operating (loss) income	(17.9)	40.3	83.4	(26.0)	79.8
Interest (income) expense, net - affiliate	—	(7.3)	7.3	—	—
Interest expense (income), net	8.3	(0.6)	48.5	—	56.2
Total interest expense (income), net	8.3	(7.9)	55.8	—	56.2
Loss (gain) on extinguishment of debt, net	1.2	—	(0.7)	—	0.5
(Loss) income before income tax (benefit) expense and loss from equity method investment	(27.4)	48.2	28.3	(26.0)	23.1
Income tax (benefit) expense	(5.4)	29.6	(33.0)	—	(8.8)
Loss from equity method investment	—	—	21.6	—	21.6
Net (loss) income	(22.0)	18.6	39.7	(26.0)	10.3
Less: Net income attributable to noncontrolling interests	—	—	32.3	—	32.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(22.0)	$18.6	$7.4	$(26.0)	$(22.0)
Comprehensive (loss) income	$(20.3)	$18.4	$41.6	$(27.7)	$12.0
Less: Comprehensive income attributable to noncontrolling interests	—	—	32.3	—	32.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(20.3)	$18.4	$9.3	$(27.7)	$(20.3)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2017
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$103.6	$16.6	$—	$120.2
Receivables	—	17.1	51.4	—	68.5
Inventories	—	9.1	101.9	—	111.0
Income tax receivable	—	—	88.1	(83.3)	4.8
Other current assets	—	4.6	2.1	—	6.7
Advances to affiliates	—	245.8	—	(245.8)	—
Total current assets	—	380.2	260.1	(329.1)	311.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	59.8	1,441.5	—	1,501.3
Goodwill	—	3.4	73.5	—	76.9
Other intangibles assets, net	—	1.7	166.2	—	167.9
Deferred income taxes	7.1	—	—	(7.1)	—
Deferred charges and other assets	—	2.3	0.5	—	2.8
Investment in subsidiaries	632.5	721.2	—	(1,353.7)	—
Total assets	$639.6	$1,257.6	$2,241.8	$(2,078.9)	$2,060.1
Liabilities and Equity
Advances from affiliate	$162.2	$—	$83.6	$(245.8)	$—
Accounts payable	—	16.4	99.1	—	115.5
Accrued liabilities	1.5	19.7	32.0	—	53.2
Deferred revenue	—	—	1.7	—	1.7
Current portion of financing obligation	—	—	2.6	—	2.6
Interest payable	1.4	—	4.0	—	5.4
Income taxes payable	1.9	81.4	—	(83.3)	—
Total current liabilities	167.0	117.5	223.0	(329.1)	178.4
Long term-debt and financing obligation	42.7	—	818.4	—	861.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	11.8	33.1	—	44.9
Retirement benefit liabilities	—	13.7	14.5	—	28.2
Deferred income taxes	—	193.8	71.1	(7.1)	257.8
Asset retirement obligations	—	—	14.0	—	14.0
Other deferred credits and liabilities	3.7	6.4	6.0	—	16.1
Total liabilities	213.4	643.2	1,269.1	(725.2)	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2017	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,006,905 shares at December 31, 2017	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at December 31, 2017	(140.7)	—	—		(140.7)
Additional paid-in capital	486.2	141.0	641.9	(782.9)	486.2
Accumulated other comprehensive loss	(20.1)	(2.2)	(17.9)	20.1	(20.1)
Retained earnings	100.1	475.6	115.3	(590.9)	100.1
Total SunCoke Energy, Inc. stockholders’ equity	426.2	614.4	739.3	(1,353.7)	426.2
Noncontrolling interests	—	—	233.4	—	233.4
Total equity	426.2	614.4	972.7	(1,353.7)	659.6
Total liabilities and equity	$639.6	$1,257.6	$2,241.8	$(2,078.9)	$2,060.1

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2016
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$59.7	$74.3	$—	$134.0
Receivables	—	12.2	48.5	—	60.7
Receivable from redemption of investment in Brazil	—	—	20.5	—	20.5
Inventories	—	9.0	83.5	—	92.5
Income taxes receivable	17.8	—	74.3	(87.5)	4.6
Other current assets	0.2	1.8	1.8	—	3.8
Advances to affiliate	—	282.2	—	(282.2)	—
Total current assets	18.0	364.9	302.9	(369.7)	316.1
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	62.8	1,479.8	—	1,542.6
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	2.3	176.7	—	179.0
Deferred charges and other assets	—	5.1	1.2	—	6.3
Investment in subsidiaries	542.7	688.2	—	(1,230.9)	—
Total assets	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9
Liabilities and Equity
Advances from affiliate	$184.2	$—	$98.0	$(282.2)	$—
Accounts payable	—	13.6	85.0	—	98.6
Accrued liabilities	1.7	20.5	27.6	—	49.8
Deferred Revenue	—	—	2.5	—	2.5
Current portion of long-term debt and financing obligation	—	—	4.9	—	4.9
Interest payable	1.5	—	14.7	—	16.2
Income taxes payable	—	87.5	—	(87.5)	—
Total current liabilities	187.4	121.6	232.7	(369.7)	172.0
Long-term debt and financing obligation	43.5	—	805.7	—	849.2
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.3	33.1	—	45.4
Retirement benefit liabilities	—	14.1	14.9	—	29.0
Deferred income taxes	15.9	371.0	(34.4)	—	352.5
Asset retirement obligations	—	—	13.9	—	13.9
Other deferred credits and liabilities	2.8	6.4	9.8	—	19.0
Total liabilities	249.6	825.4	1,164.7	(758.7)	1,481.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2016	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,707,304 shares at December 31, 2016	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at December 31, 2016	(140.7)	—	—	—	(140.7)
Additional paid-in capital	492.1	42.1	672.2	(714.3)	492.1
Accumulated other comprehensive loss	(19.0)	(1.6)	(17.4)	19.0	(19.0)
Retained (deficit) earnings	(22.0)	349.8	185.8	(535.6)	(22.0)
Total SunCoke Energy, Inc. stockholders’ equity	311.1	390.3	840.6	(1,230.9)	311.1
Noncontrolling interests	—	—	328.8	—	328.8
Total equity	311.1	390.3	1,169.4	(1,230.9)	639.9
Total liabilities and equity	$560.7	$1,215.7	$2,334.1	$(1,989.6)	$2,120.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$122.4	$125.9	$(89.4)	$(55.4)	$103.5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	7.5	120.7	—	128.2
Deferred income tax expense (benefit)	(22.8)	(170.1)	105.7	—	(87.2)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.0)	(0.8)	—	(1.8)
Share-based compensation expense	4.7	—	0.1	—	4.8
Equity in (earnings) loss of subsidiaries	(109.9)	54.5	—	55.4	—
Loss on extinguishment of debt	0.4	—	20.0	—	20.4
Changes in working capital pertaining to operating activities:
Receivables	—	(4.9)	(2.9)	—	(7.8)
Inventories	—	(0.1)	(18.4)	—	(18.5)
Accounts payable	—	3.0	8.7	—	11.7
Accrued liabilities	(0.2)	(1.3)	4.1	—	2.6
Deferred revenue	—	—	(0.8)	—	(0.8)
Interest payable	(0.1)	—	(10.7)	—	(10.8)
Income taxes	(2.7)	16.3	(13.8)	—	(0.2)
Other	1.3	—	3.1	—	4.4
Net cash (used in) provided by operating activities	(6.9)	29.8	125.6	—	148.5
Cash Flows from Investing Activities:
Capital expenditures	—	(4.1)	(71.5)	—	(75.6)
Decrease in restricted cash	—	—	0.5	—	0.5
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash used in investing activities	—	(4.1)	(50.5)	—	(54.6)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	693.7	—	693.7
Repayment of long-term debt	—	—	(644.9)	—	(644.9)
Debt issuance costs	(1.6)	—	(15.8)	—	(17.4)
Proceeds from revolving facility	—	—	350.0	—	350.0
Repayment of revolving facility	—	—	(392.0)	—	(392.0)
Repayment of financing obligation	—	—	(2.5)	—	(2.5)
Cash distributions to noncontrolling interests	—	—	(47.0)	—	(47.0)
Acquisition of additional interest in the Partnership	—	(48.7)	—	—	(48.7)
Other financing activities	1.1	—	—	—	1.1
Net increase (decrease) in advances from affiliate	7.4	66.9	(74.3)	—	—
Net cash provided by (used in) financing activities	6.9	18.2	(132.8)	—	(107.7)
Net increase (decrease) in cash and cash equivalents	—	43.9	(57.7)	—	(13.8)
Cash and cash equivalents at beginning of year	—	59.7	74.3	—	134.0
Cash and cash equivalents at end of year	$—	$103.6	$16.6	$—	$120.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$14.4	$31.1	$85.0	$(71.0)	$59.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	9.2	105.0	—	114.2
Deferred income tax (benefit) expense	(16.6)	8.7	11.0	—	3.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.5)	(1.1)	—	(2.6)
Share-based compensation expense	6.5	—	—	—	6.5
Equity in earnings of subsidiaries	(19.7)	(51.3)	—	71.0	—
Gain on extinguishment of debt	—	—	(25.0)	—	(25.0)
Loss on divestiture of business and impairments	—	—	14.7	—	14.7
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	(4.3)	8.0	—	3.7
Inventories	—	(3.7)	33.1	—	29.4
Accounts payable	—	4.6	(5.4)	—	(0.8)
Accrued liabilities	1.5	4.8	0.5	—	6.8
Deferred revenue	—	—	0.4	—	0.4
Interest payable	0.1	—	(2.8)	—	(2.7)
Income taxes	(6.9)	28.2	(14.3)	—	7.0
Other	2.5	8.9	(6.5)	—	4.9
Net cash (used in) provided by operating activities	(18.2)	34.7	202.6	—	219.1
Cash Flows from Investing Activities:
Capital expenditures	—	(5.7)	(58.0)	—	(63.7)
Decrease in restricted cash	—	—	17.7	—	17.7
Return of Brazilian investment	—	—	20.5	—	20.5
Divestiture of coal business	—	—	(12.8)	—	(12.8)
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(5.7)	(30.5)	—	(36.2)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(66.1)	—	(66.1)
Debt issuance costs	—	—	(0.2)	—	(0.2)
Proceeds from revolving facility	—	—	28.0	—	28.0
Repayment of revolving facility	(60.4)	—	(38.0)	—	(98.4)
Proceeds from financing obligation	—	—	16.2	—	16.2
Repayment of financing obligation	—	—	(1.0)	—	(1.0)
Cash distributions to noncontrolling interests	—	—	(49.4)	—	(49.4)
Other financing activities	(0.3)	(1.1)	—	—	(1.4)
Net increase (decrease) in advances from affiliate	78.9	(38.8)	(40.1)	—	—
Net cash provided by (used in) financing activities	18.2	(39.9)	(150.6)	—	(172.3)
Net (decrease) increase in cash and cash equivalents	—	(10.9)	21.5	—	10.6
Cash and cash equivalents at beginning of year	—	70.6	52.8	—	123.4
Cash and cash equivalents at end of year	$—	$59.7	$74.3	$—	$134.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
December 31, 2015
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(22.0)	$18.6	$39.7	$(26.0)	$10.3
Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
Depreciation and amortization expense	—	10.4	98.7	—	109.1
Deferred income tax (benefit) expense	(20.7)	14.9	0.2	—	(5.6)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.6)	(6.4)	—	(8.0)
Settlement loss and payments in excess of expense for pension plan	—	—	13.1	—	13.1
Share-based compensation expense	7.2	—	—	—	7.2
Equity in loss (earnings) of subsidiaries	8.4	(34.4)	—	26.0	—
Loss from equity method investment	—	—	21.6	—	21.6
Loss (gain) on extinguishment of debt, net	1.2	—	(0.7)	—	0.5
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	0.1	9.4	9.3	—	18.8
Inventories	—	(1.3)	24.5	—	23.2
Accounts payable	—	(3.2)	(14.7)	—	(17.9)
Accrued liabilities	(0.2)	(2.3)	(21.8)	—	(24.3)
Deferred revenue	—	—	(4.4)	—	(4.4)
Interest payable	(6.1)	—	5.1	—	(1.0)
Income taxes	17.1	23.2	(45.9)	—	(5.6)
Other	(0.9)	1.5	3.5	—	4.1
Net cash (used in) provided by operating activities	(15.9)	35.2	121.8	—	141.1
Cash Flows from Investing Activities:
Capital expenditures	—	(11.8)	(64.0)	—	(75.8)
Acquisition of business, net of cash acquired	—	—	(191.7)	—	(191.7)
Increase in restricted cash	—	—	(17.7)	—	(17.7)
Net cash used in investing activities	—	(11.8)	(273.4)	—	(285.2)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	260.8	—	260.8
Repayment of long-term debt	(16.8)	—	(231.3)	—	(248.1)
Debt issuance costs	(0.4)	—	(5.3)	—	(5.7)
Proceeds from revolving facility	60.4	—	232.0	—	292.4
Repayment of revolving facility	—	—	(50.0)	—	(50.0)
Cash distributions to noncontrolling interests	—	—	(43.3)	—	(43.3)
Dividends paid	(28.0)	—	—	—	(28.0)
Shares repurchased	(35.7)	—	—	—	(35.7)
SunCoke Energy Partners, L.P. units repurchased	—	—	(12.8)	—	(12.8)
Other financing activities	(1.1)	—	—	—	(1.1)
Net increase (decrease) in advances from affiliate	37.5	(55.1)	17.6	—	—
Net cash provided by (used in) financing activities	15.9	(55.1)	167.7	—	128.5
Net (decrease) increase in cash and cash equivalents	—	(31.7)	16.1	—	(15.6)
Cash and cash equivalents at beginning of year	—	102.3	36.7	—	139.0
Cash and cash equivalents at end of year	$—	$70.6	$52.8	$—	$123.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2017, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 required by Item 401 of Regulation S-K relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the section entitled “Proposal 1- Election of Directors” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on May 3, 2018 (the “Proxy Statement”). Information called for by this Item 10 required by Item 401 of Regulation S-K concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.
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
Arrangements Between SunCoke Energy and the Partnership
In the first half of 2016, SunCoke took certain actions to support the Partnership's strategy to de-lever its balance sheet and maintain a solid liquidity position. During the first quarter of 2016, SunCoke provided a "reimbursement holiday" on the $7.0 million of corporate costs allocated to the Partnership and also returned its $1.4 million IDR cash distribution to the Partnership ("IDR giveback"), resulting in capital contributions of $8.4 million. During the second quarter of 2016, SunCoke provided the Partnership with deferred payment terms until April 2017 on the reimbursement of the $6.9 million of allocated corporate costs to the Partnership and the $1.4 million IDR cash distribution, resulting in an outstanding payable to SunCoke of $8.3 million included in payable to affiliate, net on the Consolidated Balance Sheets as of December 31, 2016. During 2017, the Partnership paid the amounts due to SunCoke.

Omnibus Agreement
The omnibus agreement with SunCoke and the Partnership's general partner addresses certain aspects of our relationship, including:
Business Opportunities. The Partnership has a preferential right to invest in, acquire and construct cokemaking facilities in the U.S. and Canada. SunCoke has a preferential right to all other business opportunities. If the Partnership decides not to pursue an opportunity to construct a new cokemaking facility and SunCoke or any of its controlled affiliates undertake such construction, then upon completion of such construction, the Partnership will have the option to acquire such facility at a price sufficient to give SunCoke an internal rate of return on its invested capital equal to the sum of SunCoke’s weighted average cost of capital (as determined in good faith by SunCoke) and 6.0 percent. If the Partnership decides not to pursue an opportunity to invest in or acquire a cokemaking facility, SunCoke or any of its controlled affiliates may undertake such an investment or acquisition and if such acquisition is completed by SunCoke, the cokemaking facility so acquired will be subject to the right of first offer described below. If a business opportunity includes cokemaking facilities but such facilities represent a minority of the value of such business opportunity as determined by SunCoke in good faith, SunCoke will have a preferential right as to such business opportunity. These agreements as to business opportunities shall apply only so long as SunCoke controls the Partnership, and shall not apply with respect to any business opportunity SunCoke or any of its controlled affiliates was actively pursuing at the time of the closing of the Partnership's initial public offering on January 24, 2013 ("IPO").
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
Indemnity. SunCoke will indemnify the Partnership with respect to remediation arising from any environmental matter discovered and identified as requiring remediation prior to the contribution by SunCoke to the Partnership of an interest in the Haverhill, Middletown and Granite City (Gateway) cokemaking facilities, except for any liability or increase in liability resulting from changes in environmental regulations; provided, however, that, in each case, SunCoke will be deemed to have contributed in satisfaction of this obligation, as of the effective date of the contribution of an interest in these cokemaking facilities, the amount identified in the applicable contribution agreement as being reserved to pre-fund existing environmental remediation projects.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)The following documents are filed as a part of this report:
	1.	Consolidated Financial Statements: The consolidated financial statements are set forth under Item 8 of this report.
	2.	Financial Statements Schedules: Financial statement schedules are omitted because required information is shown elsewhere in this report, is not necessary or is not applicable.
	3.	Exhibits:
2.1
Contribution Agreement, dated January 12, 2015, by and among SunCoal & SunCoke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and agreed to for purposes of Section 2.9 thereof by Gateway Energy & Coke Company, LLC (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 13, 2015, File No. 001-35243)

2.2
Contribution Agreement, dated as of July 20, 2015, by and between Raven Energy Holdings, LLC and SunCoke Energy Partners, L.P., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35243) filed on August 18, 2015

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2
Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2016, File No. 001-35243)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference herein to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1, filed on June 3, 2011, File No. 333-173022)

10.1
Amended and Restated Credit Agreement, dated as of May 24, 2017, by and among SunCoke Energy, Inc., Bank of America, as Administrative Agent and the several lenders party thereto, (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017 File No. 001-35243)

10.2
Omnibus Agreement, dated January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.2.1
Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.2.2
Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference to Exhibit 10.5.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.3**
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of December 9, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.4**
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.5**
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 22, 2013 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 28, 2013, File No. 001-35243)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3**
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243))

10.5.4**
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.5*
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

10.7.1**
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.7.2**
Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.7.3**
Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.8*	SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of November 7, 2017 (filed herewith)

10.9*	SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of November 7, 2017 (filed herewith)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12**
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.13†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.15†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.16.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.17†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-17302)

10.17.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.17.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.17.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.18†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2018.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2018.

Signature	Title

/s/ Michael G. Rippey*	President and Chief Executive Officer (Principal Executive Officer)
Michael G. Rippey

/s/ Fay West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President, Finance and Controller (Principal Accounting Officer)
Allison S. Lausas

/s/ Andrew D. Africk*	Director
Andrew D. Africk

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Susan Landahl*	Director
Susan Landahl

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ Robert A. Peiser*	Director
Robert A. Peiser

/s/ John W. Rowe*	Chairman of the Board
John W. Rowe

/s/ James E. Sweetnam*	Director
James E. Sweetnam

* Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 15, 2018
Fay West