Form 10-Q
period 2018-03-31
SunCoke Energy, Inc.
filed 2018-04-26
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 20, 2018, there were 64,659,051 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$350.5	$309.7
Costs and operating expenses
Cost of products sold and operating expenses	270.6	234.2
Selling, general and administrative expenses	15.9	19.6
Depreciation and amortization expense	32.9	33.3
Total costs and operating expenses	319.4	287.1
Operating income	31.1	22.6
Interest expense, net	15.8	14.0
Loss on extinguishment of debt	0.3	0.1
Income before income tax expense	15.0	8.5
Income tax expense	2.0	66.2
Net income (loss)	13.0	(57.7)
Less: Net income (loss) attributable to noncontrolling interests	4.3	(58.7)
Net income attributable to SunCoke Energy, Inc.	$8.7	$1.0
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.13	$0.02
Diluted	$0.13	$0.02
Weighted average number of common shares outstanding:
Basic	64.6	64.3
Diluted	65.4	65.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Net income (loss)	$13.0	$(57.7)
Other comprehensive income:
Currency translation adjustment	(0.1)	0.1
Comprehensive income (loss)	12.9	(57.6)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4.3	(58.7)
Comprehensive income attributable to SunCoke Energy, Inc.	$8.6	$1.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$147.0	$120.2
Receivables	75.3	68.5
Inventories	110.1	111.0
Income tax receivable	5.4	4.8
Other current assets	9.0	6.7
Total current assets	346.8	311.2
Properties, plants and equipment (net of accumulated depreciation of $762.8 and $733.2 million at March 31, 2018 and December 31, 2017, respectively)	1,488.2	1,501.3
Goodwill	76.9	76.9
Other intangible assets, net	165.1	167.9
Deferred charges and other assets	3.0	2.8
Total assets	$2,080.0	$2,060.1
Liabilities and Equity
Accounts payable	$131.1	$115.5
Accrued liabilities	44.3	53.2
Deferred revenue	3.6	1.7
Current portion of long-term debt and financing obligation	3.8	2.6
Interest payable	17.1	5.4
Total current liabilities	199.9	178.4
Long-term debt and financing obligation	860.2	861.1
Accrual for black lung benefits	45.4	44.9
Retirement benefit liabilities	27.7	28.2
Deferred income taxes	257.7	257.8
Asset retirement obligations	14.1	14.0
Other deferred credits and liabilities	15.5	16.1
Total liabilities	1,420.5	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,076,092 and 72,006,905 shares at March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at both March 31, 2018 and December 31, 2017	(140.7)	(140.7)
Additional paid-in capital	486.0	486.2
Accumulated other comprehensive loss	(21.3)	(21.2)
Retained earnings	109.9	101.2
Total SunCoke Energy, Inc. stockholders’ equity	434.6	426.2
Noncontrolling interests	224.9	233.4
Total equity	659.5	659.6
Total liabilities and equity	$2,080.0	$2,060.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$13.0	$(57.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	32.9	33.3
Deferred income tax expense	0.2	65.8
Payments in excess of expense for postretirement plan benefits	(0.6)	(0.7)
Share-based compensation expense	0.8	1.6
Loss on extinguishment of debt	0.3	0.1
Changes in working capital pertaining to operating activities:
Receivables	(6.8)	(1.5)
Inventories	0.9	(18.6)
Accounts payable	14.0	26.4
Accrued liabilities	(8.7)	(8.9)
Deferred revenue	1.9	3.1
Interest payable	11.7	(9.5)
Income taxes	(0.6)	(1.1)
Other	(1.7)	(2.8)
Net cash provided by operating activities	57.3	29.5
Cash Flows from Investing Activities:
Capital expenditures	(15.4)	(12.7)
Return of Brazilian investment	—	20.5
Net cash (used in) provided by investing activities	(15.4)	7.8
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—
Repayment of long-term debt	(44.9)	(0.3)
Debt issuance costs	(0.5)	(0.6)
Proceeds from revolving credit facility	53.5	10.0
Repayment of revolving credit facility	(53.5)	(10.0)
Repayment of financing obligation	(0.6)	(0.6)
Acquisition of additional interest in the Partnership	(3.4)	—
Cash distribution to noncontrolling interests	(10.6)	(12.4)
Other financing activities	(0.1)	(0.3)
Net cash used in financing activities	(15.1)	(14.2)
Net increase in cash, cash equivalents and restricted cash	26.8	23.1
Cash, cash equivalents and restricted cash at beginning of period	120.2	134.5
Cash, cash equivalents and restricted cash at end of period	$147.0	$157.6
Supplemental Disclosure of Cash Flow Information
Interest paid	$3.5	$22.6
Income taxes paid, net of refunds of zero and $0.1 million in the three months ended March 31, 2018 and 2017, respectively.	$2.3	$1.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	8.7	8.7	4.3	13.0
Currency translation adjustment	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Share-based compensation expense	—	—	—	—	0.8	—	—	0.8	—	0.8
Share-issuances, net of shares withheld for taxes	69,187	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.2)	—	—	(1.2)	(2.2)	(3.4)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At March 31, 2018	72,076,092	$0.7	7,477,657	$(140.7)	$486.0	$(21.3)	$109.9	$434.6	$224.9	$659.5
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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
Our logistics business provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT"), SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal, LLC ("DRT") and has collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has total storage capacity of approximately 3 million tons.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At March 31, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.3 percent limited partner interest in the Partnership. The remaining 37.7 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended March 31, 2018 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018, using the modified retrospective method with no material impact on our revenue recognition model on an annual basis. See Note 14.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Company retrospectively adopted this ASU in the first quarter 2018 and modified the Company's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The restricted cash balance was zero at both March 31, 2018 and December 31, 2017, and was $0.4 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively. Historical restricted cash balances related to cash withheld in the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Company adopted this ASU in the first quarter 2018 and retrospectively presented net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. In conjunction with the adoption of this standard, expense of $0.3 million was reclassified from operating income and was recorded in interest expense, net on the Consolidated Statements of Income during the three months ended March 31, 2017. See Note 7.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The Company adopted this ASU in the first quarter 2018 and reclassified $1.1 million of deferred tax adjustments to accumulated other comprehensive income from retained earnings on the December 31, 2017 balance sheet for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. It is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We have selected a technology tool to assist with the accounting and reporting requirements of this standard. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as various plant equipment rentals and the lease of our corporate office space, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Company expects to adopt this standard on January 1, 2019.
2. Inventories
The components of inventories were as follows:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
Coal	$63.2	$61.4
Coke	8.9	12.3
Materials, supplies and other	38.0	37.3
Total inventories	$110.1	$111.0

3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Logistics segments was $3.4 million and $73.5 million at both March 31, 2018 and December 31, 2017, respectively.
The components of other intangible assets, net were as follows:

		March 31, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	5	$31.7	$14.7	$17.0	$31.7	$13.8	$17.9
Customer relationships	14	28.7	6.2	22.5	28.7	5.7	23.0
Permits	25	139.0	13.5	125.5	139.0	12.2	126.8
Trade name	1	1.2	1.1	0.1	1.2	1.0	0.2
Total		$200.6	$35.5	$165.1	$200.6	$32.7	$167.9
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 3.2 years.
Total amortization expense for intangible assets subject to amortization was $2.8 million for both the three months ended March 31, 2018 and 2017.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $2.0 million for the three months ended March 31, 2018, resulting in effective tax rate of 13.3 percent, as compared to the 21.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships.
The Company recorded income tax expense of $66.2 million during the three months ended March 31, 2017, which included the impacts of the Internal Revenue Service ("IRS") announcement of its final regulations on qualifying income in January 2017 discussed below. This incremental tax impact is solely attributable to Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, there was no impact to net income attributable to the Company.
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provides for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Legislation for the reporting period which includes enactment. There were no significant changes during the quarter to previous estimates and amounts recorded in 2017 relating to this Tax Legislation.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
Accrued benefits	$13.4	$21.3
Current portion of postretirement benefit obligation	3.1	3.1
Other taxes payable	11.8	10.5
Current portion of black lung liability	5.4	5.4
Accrued legal	5.7	5.6
Other	4.9	7.3
Total accrued liabilities	$44.3	$53.2
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
7.625 percent senior notes, due 2019 ("2019 Notes")	—	44.6
Term loan, due 2022 ("Term Loan")	44.7	—
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 and 2019, respectively ("Partnership Revolver")	130.0	130.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	12.1	12.7
Total borrowings	886.8	887.3
Original issue discount	(5.7)	(5.9)
Debt issuance costs	(17.1)	(17.7)
Total debt and financing obligation	864.0	863.7
Less: current portion of long-term debt and financing obligation	3.8	2.6
Total long-term debt and financing obligation	$860.2	$861.1
Redemption of 2019 Notes
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Income of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Revolving Facility
The Revolving Facility has capacity of $100.0 million. As of March 31, 2018, the Revolving Facility had letters of credit outstanding of $26.2 million and no outstanding balance, leaving $73.8 million available.

Partnership Revolver
The Partnership Revolver has capacity of $285.0 million. As of March 31, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $130.0 million, leaving $153.1 million available.
Covenants
Under the terms of the Revolving Facility, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00 and a minimum consolidated interest coverage ratio of 2.75:1.00. Under the terms of the Partnership's credit agreement, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 prior to June 30, 2020 and 4.00:1.00 after June 30, 2020 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Company's and Partnership's credit agreements contain other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
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
As of March 31, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of March 31, 2018, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in Millions)(1)
2018	$2.8
2019	3.9
2020	10.7
2021	3.4
2022	166.0
2023-Thereafter	700.0
Total	$886.8

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.
7. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The expense from these plans consisted of the following components:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Interest cost on benefit obligations	$0.3	$0.3
Amortization of:
Actuarial losses	0.2	0.2
Prior service benefit	(0.2)	(0.2)
Total expense(1)	$0.3	$0.3

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associate with these plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Income during the periods presented. Prior year periods have been reclassified to also reflect this presentation.

Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. These contributions amounted to $1.6 million and for both the three months ended March 31, 2018 and 2017.
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
We anticipate spending approximately $145 million related to these projects, of which we have spent approximately $118 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter 2018 for these known environmental remediation projects. The Company expects to make an additional capital contribution to the Partnership of approximately $10 million for the estimated future spending related to these environmental remediation projects.
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
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC. have met regularly since those discussions commenced, and continued to meet regularly in 2017 to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement of the NOVs/FOVs. A Consent Decree among the parties was lodged in federal court in January 2018 and is undergoing review. The settlement includes a $2.5 million civil penalty payment, which is included in accrued liabilities on the Consolidated Balance Sheets at both March 31, 2018 and December 31, 2017. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.

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
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of our former coal (miners and their dependents). Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits.
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $50.8 million and $50.3 million at March 31, 2018 and December 31, 2017, respectively, of which the current portion of $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
9. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2018, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
The Company granted the following stock options during the three months ended March 31, 2018 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	78,447	$10.49	$5.38
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2018 was based on using the following weighted-average assumptions:

Three Months Ended March 31, 2018
Risk-free interest rate	3%
Expected term	6 years
Volatility	52%
Dividend yield	—%

The risk-free interest rate assumption is based on the U.S. Treasury yield curve at the date of grant for periods which approximate the expected life of the option. The expected term of the employee options represent the average contractual term adjusted by the average vesting period of each option tranche. We determined expected volatility using our historical volatility calculated as our historical daily stock returns over the options' expected term. The dividend yield assumption is based on the Company’s expectation of dividend payouts at the time of grant.
Restricted Stock Units Settled in Shares
The Company issued 32,128 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the three months ended March 31, 2018. The weighted average grant date fair value was $10.49 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the three months ended March 31, 2018 that vest on December 31, 2020:

	Shares	Fair Value per Share
PSUs(1)(2)	96,389	$11.36

(1)
The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.

(2)
The number of PSU's ultimately awarded will be determined by the above performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.

The award may vest between zero and 250 percent of the original units granted. In the event the TSR performance is negative, the overall payout of the award shall be capped at 100 percent. The fair value of the PSUs granted during the three months ended March 31, 2018 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2018, the Company issued 84,759 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2018 was $10.49 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each period and was immaterial at both March 31, 2018 and December 31, 2017.
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
The Company issued a grant date fair value award of $1.0 million during the three months ended March 31, 2018 that vest on December 31, 2020. The awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three-year average per-tax return on capital for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
The cash incentive award liability at March 31, 2018 was adjusted based on the Company's three year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both March 31, 2018 and December 31, 2017 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2018	2017	March 31, 2018
	Compensation Expense(1)		Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
Stock Options	$0.2	$0.6	$1.0	2.0
RSUs	0.1	0.4	$0.5	1.9
PSUs	0.4	0.4	$3.4	2.6
Total equity awards	$0.7	$1.4
Liability Awards:
Cash RSUs	$0.1	$—	$1.7	1.9
Cash incentive award	0.2	0.1	$1.2	2.4
Total liability awards	$0.3	$0.1

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company and the Partnership issued $0.1 million and $0.2 million of shared-based compensation to the Company's and the Partnership's Board of Directors during the three months ended March 31, 2018 and 2017, respectively.
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
During three months ended March 31, 2018 the Company purchased 188,465 of outstanding Partnership common units in the open market for total cash payments of $3.4 million. This resulted in a decrease in noncontrolling interest of $2.2 million during the three months ended March 31, 2018, on the Consolidated Balance Sheet related to the Partnership's net book value acquired by the Company. During the three months ended March 31, 2018, the Company decreased its additional paid-in capital balance by $0.9 million on the Consolidated Balance Sheets for the consideration paid in excess of the net book value of the noncontrolling interest acquired, net of a deferred tax adjustment of $0.3 million. At March 31, 2018 there was $47.9 million available under the authorized program.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

Three Months Ended March 31,
2018
(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$8.7
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	(0.9)
Change from net income attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$7.8
Subsequent to March 31, 2018, the Company purchased an additional 42,706 of outstanding Partnership common units in the open market for total cash payments of $0.8 million, leaving a remaining common unit purchase program balance of $47.1 million as of April 26, 2018.

11. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net income available to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2018	2017

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.6	64.3
Add: Effect of dilutive share-based compensation awards	0.8	0.8
Weighted-average number of shares-diluted	65.4	65.1
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017

	(Shares in millions)
Stock options	2.8	2.8
Performance stock units	0.2	—
Total	3.0	2.8
12. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2017	$(6.5)	$(14.7)	$(21.2)
Other comprehensive income	—	(0.1)	(0.1)
At March 31, 2018	$(6.5)	$(14.8)	$(21.3)
Reclassifications out of the accumulated other comprehensive loss were as follows:(1)

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Amortization of postretirement benefit plan items to net income:
Actuarial loss(2)	$0.2	$0.2
Prior service benefit(2)	(0.2)	(0.2)
Total expense before taxes	—	—
Less income tax benefit	—	—
Total expense, net of tax	$—	$—

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit). See Note 7.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $6.2 million and $5.5 million at March 31, 2018 and December 31, 2017, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $2.5 million at both March 31, 2018 and December 31, 2017, and was included in other deferred credits and liabilities on the Consolidated Balance Sheets.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2018 and December 31, 2017, the fair value of the Company’s total debt was estimated to be $907.8 million and $919.7 million, respectively, compared to a carrying amount of $886.8 million and $887.3 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
14. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation ("U.S. Steel"), who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require us to deliver minimum annual tonnage, which varies by contract, but covers at least 90 percent of each facility's annual capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take. These coke sales agreements have an average remaining term of approximately six years, and to date, our coke customers have satisfied their obligations under these agreements.
Our coke sales prices include an operating cost component, a coal cost component and a return of capital component. Operating costs under two of our coke sales agreements are contractual, subject to an annual adjustment based on an inflation index. Under our other four coke sales agreements operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and generally we share any difference in costs from the budgeted amounts with our customers. Our coke sales agreements contain pass-through provisions for coal and coal procurement costs, subject to meeting contractual coal-to-coke yields. To the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. The reimbursement of pass-through operating and coal costs from these coke sales agreements are considered to be variable consideration components included in the cokemaking sales price. The return of capital component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. This component of our coke sales prices is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is also impacted by favorable or unfavorable performance on pass-through cost items. Revenues are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $350 million from all of our long-term logistics contracts is expected to be recognized over the next six years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earlier of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) as a result of a remote likelihood that the customer would exercise its right to the performance obligation. The following table provides changes in the Company's deferred revenue:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Opening balance	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(0.6)	(0.5)
Billings in excess of services performed, not recognized as revenue	2.5	3.6
Ending balance	$3.6	$5.6
Energy
Our energy sales are made pursuant to either steam or energy supply and purchase agreements or is sold into the regional power market. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The energy provided under these arrangements result in transfer of control over time. Revenues are recognized over time as energy is delivered to our customers, in an amount based on the terms of each arrangement.
Operating and Licensing Fees
Operating and licensing fees are made pursuant to long-term contracts with ArcelorMittal Brazil, where we operate a Brazilian cokemaking facility. The licensing fees are based upon the level of production required by our customer as well as a fixed annual fee. Operating fees include the full pass-through of the operating costs of the Brazilian facility as well as a per ton fee based on the level of production required by our customer. Revenues are recognized over time as our customers receive and consume the benefits in an amount that corresponds directly with the value provided to the customer to date.

Disaggregated sales and other operating revenue
The following table provides disaggregated sales and other operating revenue by product or service:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$302.5	$262.6
Energy	13.6	13.7
Logistics	22.1	19.6
Operating and licensing fees	10.1	10.8
Other	2.2	3.0
Sales and other operating revenue	$350.5	$309.7
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$164.1	$145.1
AM Brazil	10.1	10.8
AK Steel	92.9	83.5
U.S. Steel	51.7	47.7
Foresight and Murray	14.1	11.6
Other	17.6	11.0
Sales and other operating revenue	$350.5	$309.7
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Income and are generally passed through to our customers. The Company has elected to account for shipping and handling activities as a promise to fulfill the transfer of coke.
15. Business Segment Information
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
The Brazil Coke segment includes the licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil, under which we operate a cokemaking facility located in Vitória, Brazil through at least 2023.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$318.1	$278.7
Brazil Coke	10.1	10.8
Logistics	22.3	20.2
Logistics intersegment sales	5.4	5.1
Elimination of intersegment sales	(5.4)	(5.1)
Total sales and other operating revenues	$350.5	$309.7

Adjusted EBITDA:
Domestic Coke	$54.3	$49.7
Brazil Coke	4.7	4.4
Logistics	13.6	13.1
Corporate and Other(1)	(8.6)	(11.6)
Total Adjusted EBITDA	$64.0	$55.6

Depreciation and amortization expense:
Domestic Coke	$25.3	$26.6
Brazil Coke	0.2	0.2
Logistics	7.0	6.1
Corporate and Other	0.4	0.4
Total depreciation and amortization expense	$32.9	$33.3

Capital expenditures:
Domestic Coke	$15.1	$12.0
Logistics	0.3	0.6
Corporate and Other	—	0.1
Total capital expenditures	$15.4	$12.7

(1)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $2.3 million and $3.5 million during the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth the Company's segment assets:

	March 31, 2018	December 31, 2017

	(Dollars in millions)
Segment assets
Domestic Coke	$1,466.6	$1,439.7
Brazil Coke	13.1	10.9
Logistics	492.2	491.9
Corporate and Other	102.7	112.8
Segment assets, excluding tax assets	2,074.6	2,055.3
Tax assets	5.4	4.8
Total assets	$2,080.0	$2,060.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for any impairments, loss (gain) on extinguishment of debt and/or changes to our contingent consideration liability related to our acquisition of CMT. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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
Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$57.3	$29.5
Subtract:
Depreciation and amortization expense	32.9	33.3
Deferred income tax expense	0.2	65.8
Loss on extinguishment of debt	0.3	0.1
Changes in working capital and other	10.9	(12.0)
Net income (loss)	$13.0	$(57.7)
Add:
Depreciation and amortization expense	$32.9	$33.3
Interest expense, net(1)	15.8	13.7
Loss on extinguishment of debt	0.3	0.1
Income tax expense	2.0	66.2
Adjusted EBITDA	$64.0	$55.6
Subtract: Adjusted EBITDA attributable to noncontrolling interest(2)	19.0	21.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.0	$34.0

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associate with the postretirement benefit plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Income during the periods presented. Amounts in prior periods were immaterial and therefore were not reclassified in the reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities.

(2)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

16. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following footnote, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2017, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during 2018.
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$51.0	$300.7	$(1.2)	$350.5
Equity in earnings of subsidiaries	10.9	8.7	—	(19.6)	—
Total revenues, net of equity earnings of subsidiaries	10.9	59.7	300.7	(20.8)	350.5
Costs and operating expenses
Cost of products sold and operating expense	—	39.1	232.7	(1.2)	270.6
Selling, general and administrative expense	1.4	3.4	11.1	—	15.9
Depreciation and amortization expense	—	2.0	30.9	—	32.9
Total costs and operating expenses	1.4	44.5	274.7	(1.2)	319.4
Operating income	9.5	15.2	26.0	(19.6)	31.1
Interest (income) expense, net - affiliate	—	(2.0)	2.0	—	—
Interest expense (income), net	0.7	(0.2)	15.3	—	15.8
Total interest expense (income), net	0.7	(2.2)	17.3	—	15.8
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax benefit	8.5	17.4	8.7	(19.6)	15.0
Income tax (benefit) expense	(0.2)	3.1	(0.9)	—	2.0
Net income	8.7	14.3	9.6	(19.6)	13.0
Less: Net income attributable to noncontrolling interests	—	—	4.3	—	4.3
Net income attributable to SunCoke Energy, Inc.	$8.7	$14.3	$5.3	$(19.6)	$8.7
Comprehensive income	$8.6	$26.7	$9.5	$(31.9)	$12.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.3	—	4.3
Comprehensive income attributable to SunCoke Energy, Inc.	$8.6	$26.7	$5.2	$(31.9)	$8.6

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues
Sales and other operating revenue	$—	$50.9	$259.9	$(1.1)	$309.7
Equity in earnings (loss) of subsidiaries	4.3	(82.5)	—	78.2	—
Total revenues, net of equity in earnings (loss) of subsidiaries	4.3	(31.6)	259.9	77.1	309.7
Costs and operating expenses
Cost of products sold and operating expenses	—	36.7	198.6	(1.1)	234.2
Selling, general and administrative expenses	2.1	5.1	12.4	—	19.6
Depreciation and amortization expense	—	2.0	31.3	—	33.3
Total costs and operating expenses	2.1	43.8	242.3	(1.1)	287.1
Operating income (loss)	2.2	(75.4)	17.6	78.2	22.6
Interest (income) expense, net - affiliate	—	(1.8)	1.8	—	—
Interest expense, net	1.3	—	12.7	—	14.0
Total interest expense (income), net	1.3	(1.8)	14.5	—	14.0
Loss on extinguishment of debt	0.1	—	—	—	0.1
Income (loss) before income tax expense	0.8	(73.6)	3.1	78.2	8.5
Income tax (benefit) expense	(0.2)	(81.2)	147.6	—	66.2
Net income (loss)	1.0	7.6	(144.5)	78.2	(57.7)
Less: Net loss attributable to noncontrolling interests	—	—	(58.7)	—	(58.7)
Net income (loss) attributable to SunCoke Energy, Inc.	$1.0	$7.6	$(85.8)	$78.2	$1.0
Comprehensive income (loss)	$1.1	$7.6	$(144.4)	$78.1	$(57.6)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(58.7)	—	(58.7)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$1.1	$7.6	$(85.7)	$78.1	$1.1

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$93.2	$53.8	$—	$147.0
Receivables	—	16.1	59.2	—	75.3
Inventories	—	12.8	97.3	—	110.1
Income tax receivable	—	—	90.7	(85.3)	5.4
Other current assets	—	6.0	3.0	—	9.0
Advances to affiliate	—	263.9	—	(263.9)	—
Total current assets	—	392.0	304.0	(349.2)	346.8
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	58.4	1,429.8	—	1,488.2
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.5	163.6	—	165.1
Deferred income taxes	7.1	—	—	(7.1)	—
Deferred charges and other assets	—	2.5	0.5	—	3.0
Total assets	$7.1	$546.8	$2,271.4	$(745.3)	$2,080.0
Liabilities and Equity
Advances from affiliate	$165.7	$—	$98.2	$(263.9)	$—
Accounts payable	—	20.9	110.2	—	131.1
Accrued liabilities	0.9	13.8	29.6	—	44.3
Deferred revenue	—	—	3.6	—	3.6
Current portion of long-term debt and financing obligation	1.2	—	2.6	—	3.8
Interest payable	0.3	—	16.8	—	17.1
Income taxes payable	1.6	83.7	—	(85.3)	—
Total current liabilities	169.7	118.4	261.0	(349.2)	199.9
Long-term debt and financing obligation	41.8	—	818.4	—	860.2
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.0	33.4	—	45.4
Retirement benefit liabilities	—	13.5	14.2	—	27.7
Deferred income taxes	—	193.8	71.0	(7.1)	257.7
Asset retirement obligations	—	—	14.1	—	14.1
Other deferred credits and liabilities	3.0	6.3	6.2	—	15.5
Total liabilities	214.5	644.0	1,307.3	(745.3)	1,420.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2018	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,076,092 shares at March 31, 2018	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at March 31, 2018	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.0	77.5	637.7	(715.2)	486.0
Accumulated other comprehensive loss	(21.3)	(2.2)	(19.1)	21.3	(21.3)
Retained earnings	110.0	489.8	120.6	(610.5)	109.9
Equity investment eliminations	(642.1)	(662.3)	—	1,304.4	—
Total SunCoke Energy, Inc. stockholders’ equity	(207.4)	(97.2)	739.2	—	434.6
Noncontrolling interests	—	—	224.9	—	224.9
Total equity	(207.4)	(97.2)	964.1	—	659.5
Total liabilities and equity	$7.1	$546.8	$2,271.4	$(745.3)	$2,080.0

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2017
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$103.6	$16.6	$—	$120.2
Receivables	—	17.1	51.4	—	68.5
Inventories	—	9.1	101.9	—	111.0
Income tax receivable	—	—	88.1	(83.3)	4.8
Other current assets	—	4.6	2.1	—	6.7
Advances to affiliate	—	245.8	—	(245.8)	—
Total current assets	—	380.2	260.1	(329.1)	311.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	59.8	1,441.5	—	1,501.3
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.7	166.2	—	167.9
Deferred income taxes	7.1	—	—	(7.1)	—
Deferred charges and other assets	—	2.3	0.5	—	2.8
Total assets	$7.1	$536.4	$2,241.8	$(725.2)	$2,060.1
Liabilities and Equity
Advances from affiliate	$162.2	$—	$83.6	$(245.8)	$—
Accounts payable	—	16.4	99.1	—	115.5
Accrued liabilities	1.5	19.7	32.0	—	53.2
Deferred revenue	—	—	1.7	—	1.7
Current portion of long-term debt and financing obligation	—	—	2.6	—	2.6
Interest payable	1.4	—	4.0	—	5.4
Income taxes payable	1.9	81.4	—	(83.3)	—
Total current liabilities	167.0	117.5	223.0	(329.1)	178.4
Long-term debt and financing obligation	42.7	—	818.4	—	861.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	11.8	33.1	—	44.9
Retirement benefit liabilities	—	13.7	14.5	—	28.2
Deferred income taxes	—	193.8	71.1	(7.1)	257.8
Asset retirement obligations	—	—	14.0	—	14.0
Other deferred credits and liabilities	3.7	6.4	6.0	—	16.1
Total liabilities	213.4	643.2	1,269.1	(725.2)	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at December 31, 2017	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,006,905 shares at December 31, 2017	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2017	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.2	141.0	641.9	(782.9)	486.2
Accumulated other comprehensive loss	(21.2)	(2.2)	(19.0)	21.2	(21.2)
Retained earnings	101.2	475.6	116.4	(592.0)	101.2
Equity investment eliminations	(632.5)	(721.2)	—	1,353.7	—
Total SunCoke Energy, Inc. stockholders’ equity	(206.3)	(106.8)	739.3	—	426.2
Noncontrolling interests	—	—	233.4	—	233.4
Total equity	(206.3)	(106.8)	972.7	—	659.6
Total liabilities and equity	$7.1	$536.4	$2,241.8	$(725.2)	$2,060.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$8.7	$14.3	$9.6	$(19.6)	$13.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	2.0	30.9	—	32.9
Deferred income tax expense (benefit)	—	0.3	(0.1)	—	0.2
Payments in excess of expense for postretirement plan benefits	—	(0.2)	(0.4)	—	(0.6)
Share-based compensation expense	0.8	—	—	—	0.8
Equity in earnings of subsidiaries	(10.9)	(8.7)	—	19.6	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Changes in working capital pertaining to operating activities:
Receivables	—	1.0	(7.8)	—	(6.8)
Inventories	—	(3.7)	4.6	—	0.9
Accounts payable	—	4.7	9.3	—	14.0
Accrued liabilities	(0.4)	(5.9)	(2.4)	—	(8.7)
Deferred revenue	—	—	1.9	—	1.9
Interest payable	(1.1)	—	12.8	—	11.7
Income taxes	(0.3)	2.3	(2.6)	—	(0.6)
Other	(0.5)	(1.5)	0.3		(1.7)
Net cash (used in) provided by operating activities	(3.4)	4.6	56.1	—	57.3
Cash Flows from Investing Activities:
Capital expenditures	—	(0.6)	(14.8)	—	(15.4)
Net cash used in investing activities	—	(0.6)	(14.8)	—	(15.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(44.9)	—	—	—	(44.9)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	53.5	—	53.5
Repayment of revolving facility	—	—	(53.5)	—	(53.5)
Repayment of financing obligation	—	—	(0.6)	—	(0.6)
Acquisition of additional interest in the Partnership	—	(3.4)	—	—	(3.4)
Cash distribution to noncontrolling interests	—	—	(10.6)	—	(10.6)
Other financing activities	(0.1)	—	—	—	(0.1)
Net increase (decrease) in advances from affiliate	3.9	(11.0)	7.1	—	—
Net cash provided by (used in) financing activities	3.4	(14.4)	(4.1)	—	(15.1)
Net (decrease) increase in cash and cash equivalents	—	(10.4)	37.2	—	26.8
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$93.2	$53.8	$—	$147.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$1.0	$7.6	$(144.5)	$78.2	$(57.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	2.0	31.3	—	33.3
Deferred income tax (benefit) expense	—	(84.4)	150.2	—	65.8
Payments in excess of expense for postretirement plan benefits	—	(0.2)	(0.5)	—	(0.7)
Share-based compensation expense	1.5	—	0.1	—	1.6
Equity in (loss) earnings of subsidiaries	(4.3)	82.5	—	(78.2)	—
Loss on extinguishment of debt	0.1	—	—	—	0.1
Changes in working capital pertaining to operating activities:
Receivables	—	(2.3)	0.8	—	(1.5)
Inventories	—	(1.8)	(16.8)	—	(18.6)
Accounts payable	—	3.7	22.7	—	26.4
Accrued liabilities	(1.0)	(7.5)	(0.4)	—	(8.9)
Deferred revenue	—	—	3.1	—	3.1
Interest payable	(1.0)	—	(8.5)	—	(9.5)
Income taxes	22.2	(21.3)	(2.0)	—	(1.1)
Other	0.2	(1.4)	(1.6)	—	(2.8)
Net cash provided by (used in) operating activities	18.7	(23.1)	33.9	—	29.5
Cash Flows from Investing Activities:
Capital expenditures	—	(0.8)	(11.9)	—	(12.7)
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash used in investing activities	—	(0.8)	8.6	—	7.8
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(0.3)	—	(0.3)
Debt issuance cost	(0.6)	—	—	—	(0.6)
Proceeds from revolving facility	—	—	10.0	—	10.0
Repayments of revolving facility	—	—	(10.0)	—	(10.0)
Repayment of financing obligation	—	—	(0.6)	—	(0.6)
Cash distribution to noncontrolling interests		—	(12.4)	—	(12.4)
Other financing activities	(0.3)	—	—	—	(0.3)
Net (decrease) increase in advances from affiliates	(17.8)	51.3	(33.5)	—	—
Net cash (used in) provided by financing activities	(18.7)	51.3	(46.8)	—	(14.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	27.4	(4.3)	—	23.1
Cash, cash equivalents and restricted cash at beginning of period	—	59.7	74.8	—	134.5
Cash, cash equivalents and restricted cash at end of period	$—	$87.1	$70.5	$—	$157.6

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item, and Note 15 to our consolidated financial statements.
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
Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements. These coke sales agreements have an average remaining term of approximately six years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. To date, our coke customers have satisfied their obligations under these agreements. The coke sales agreement and energy sales agreement with AK Steel Holding Corporation ("AK Steel") at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Plant iron production capacity. AK Steel must give at least two years prior notice of its intention to terminate the agreement. The Company finds that neither of the criteria have been met. No other coke sales contract has an early termination clause.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have recently benefited from improved steel pricing, favorable trade policies, including new U.S. steel tariffs signed into order during the first quarter of 2018, and solid end market demand. In response to the improving macro environment, United States Steel Corporation (“U.S. Steel”) recently announced that it intends to restart one of the blast furnaces at its Granite City Works facility in the second half of 2018. Despite the improving market trends, AK Steel has kept portions of its Ashland Kentucky Works facility idled as it awaits further signs of market stability.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements.

The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of March 31, 2018:

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
Joint Venture:
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

We own and operates a logistics business, which provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities. Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal LLC ("DRT"). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. In 2017, we secured barge unloading capabilities to efficiently unload coal, petroleum coke and other materials from barges at CMT’s dock. The addition of barge unloading capabilities complements CMT's existing rail and truck offerings and provides the terminal with the ability to transload and mix a significantly broader variety of materials. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations. DRT accommodates our Jewell cokemaking facility in its direct procurement of third-party coal.
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earlier of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) as a result of a remote likelihood that the customer would exercise its right to the performance obligation.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report ("API5 index price"), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
API2 and API5 index prices remain attractive for Illinois Basin producers, which should support continued strong volumes at CMT even though prices have retraced somewhat from recent highs. Late in the first quarter of 2018, near historic water levels on the Mississippi River adversely impacted our barge unloading activities and temporarily limited larger vessel loading activity at CMT. River conditions are now slowly returning to normal. At KRT, first quarter 2018 metallurgical market conditions and volumes were generally favorable, however thermal market volumes remained low due to low natural gas prices and flooding on the Ohio and Kanawha rivers that disrupted barge related activity. We expect thermal market demand to slowly improve as a result of depleted inventory levels during recent winter period.
Our consolidated financial statements include the Partnership, a publicly-traded master limited partnership. As of March 31, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 60.3 percent limited partner interest in the Partnership. The remaining 37.7 percent interest in the Partnership was held by public unitholders.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2018	2017	Increase
	(Dollars in millions)
Net income (loss)	$13.0	$(57.7)	$70.7
Net cash provided by operating activities	$57.3	$29.5	$27.8
Adjusted EBITDA	$64.0	$55.6	$8.4
First quarter 2018 results reflect both improved operating performance at our Indiana Harbor facility from previously rebuilt ovens and record sales volumes at CMT. See detailed analysis of the quarter's results throughout the MD&A.

Items Impacting Comparability

•	Tax Rulings.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. For the three months ended March 31, 2018, the Company's effective tax rate was 13.3 percent, approximately 10 percent lower than it would have been had the new Tax Legislation not been enacted.

◦
IRS Final Regulations on Qualifying Income. In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during the three months ended March 31, 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. However, the Company had previously recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. As such, the Company's first quarter 2017 financial statements reflect the $64.2 million incremental impact from the Final Regulations solely attributable to the Partnership’s public unitholders, which was also recorded as an equal reduction to noncontrolling interest. As a result, the Final Regulations have no impact to net income attributable to the Company.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$350.5	$309.7	$40.8
Costs and operating expenses
Cost of products sold and operating expenses	270.6	234.2	36.4
Selling, general and administrative expenses	15.9	19.6	(3.7)
Depreciation and amortization expense	32.9	33.3	(0.4)
Total costs and operating expenses	319.4	287.1	32.3
Operating income	31.1	22.6	8.5
Interest expense, net	15.8	14.0	1.8
Loss on extinguishment of debt	0.3	0.1	0.2
Income before income tax expense	15.0	8.5	6.5
Income tax expense	2.0	66.2	(64.2)
Net income (loss)	13.0	(57.7)	70.7
Less: Net income (loss) attributable to noncontrolling interests	4.3	(58.7)	63.0
Net income attributable to SunCoke Energy, Inc.	$8.7	$1.0	$7.7
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2018 compared to the same prior year period, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expense during the three months ended March 31, 2018 decreased compared to the same prior year period due to the absence of $1.5 million of transaction costs associated with the termination of the proposal to acquire all of the Partnership’s common units not already owned by the Company, incurred during the first quarter 2017. The remaining decrease was due to lower legal and employee-related costs.
Depreciation and Amortization Expense. Depreciation and amortization expense was relatively comparable during the three months ended March 31, 2018 and 2017.
Interest Expense, Net. The increase in interest expense, net during the three months ended March 31, 2018 compared to the same prior year period was driven by higher interest rates primarily in connection with our debt restructuring in May 2017.
Income Taxes. The Company's effective tax rate during the three months ended March 31, 2018 was 13.3 percent, as compared to the 21.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling interest in partnerships. The prior year income tax expense of $66.2 million reflected the impact of the IRS Final Regulations previously discussed in "Items Impacting Comparability."

Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net income (loss) attributable to noncontrolling interest.

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Net income (loss) attributable to the Partnership's common public unitholders'(1)	$4.6	$(57.6)	$62.2
Net (loss) income attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	(0.3)	(1.1)	0.8
Net income (loss) attributable to noncontrolling interest	$4.3	$(58.7)	$63.0

(1)
The increase during the three months ended March 31, 2018 as compared to the same prior year period was primarily due to the $64.2 million impact of the IRS Final Regulations, in the first quarter 2017, previously described in "Items Impacting Comparability."

(2) The increase during the three months ended March 31, 2018 as compared to the same prior year period was primarily driven by higher volumes and lower operating and maintenance spending since rebuilt ovens continue to perform as expected, resulting in improved operating performance in the first quarter of 2018.
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

•
Logistics consists of CMT, KRT, Lake Terminal, and DRT providing handling and/or mixing services in Convent, Louisiana; Ceredo and Belle, West Virginia; East Chicago, Indiana; and Vansant, Virginia, respectively. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

The operations of each of our segments are described at the beginning of the MD&A.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business, which was disposed of in April 2016.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 15 to our consolidated financial statements.

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$318.1	$278.7	$39.4
Brazil Coke	10.1	10.8	(0.7)
Logistics	22.3	20.2	2.1
Logistics intersegment sales	5.4	5.1	0.3
Elimination of intersegment sales	(5.4)	(5.1)	(0.3)
Total sales and other operating revenues	$350.5	$309.7	$40.8
Adjusted EBITDA(1):
Domestic Coke	$54.3	$49.7	$4.6
Brazil Coke	4.7	4.4	0.3
Logistics	13.6	13.1	0.5
Corporate and Other(2)	(8.6)	(11.6)	3.0
Total Adjusted EBITDA	$64.0	$55.6	$8.4
Coke Operating Data:
Domestic Coke capacity utilization	92%	91%	1%
Domestic Coke production volumes (thousands of tons)	962	948	14
Domestic Coke sales volumes (thousands of tons)	974	946	28
Domestic Coke Adjusted EBITDA per ton(3)	$55.75	$52.54	$3.21
Brazilian Coke production—operated facility (thousands of tons)	441	435	6
Logistics Operating Data:
Tons handled (thousands of tons)(4)	5,821	5,719	102
CMT take-or-pay shortfall tons (thousands of tons)(5)	172	544	(372)

(1)
See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and three months ended March 31, 2018 and 2017.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $2.3 million and $3.5 million during the three months ended March 31, 2018 and 2017, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2018 vs. 2017
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$278.7	$49.7
Volumes(1)	10.9	2.2
Coal cost recovery and yields(2)	27.4	2.0
Operating and maintenance costs(3)	1.9	—
Energy and other	(0.8)	0.4
Current year period	$318.1	$54.3

(1)	The increase in volumes was driven by improved performance from our rebuilt ovens at Indiana Harbor.

(2)
The increase in revenues was driven by the pass-through of higher coal prices. The increase in Adjusted EBITDA was driven by favorable coal-to-coke yields as a result of improved operations at our Indiana Harbor facility, partially offset by $1.2 million of unfavorable coal cost recovery at our Jewell facility.

(3)
In 2018, the operating cost component of our contract at Indiana Harbor reverted from fixed recovery per ton back to an annually negotiated budget, which drove favorable operating and maintenance cost recovery of $2.7 million compared to the prior period. This increase was offset by the timing of planned outage and maintenance costs at other plants.

Logistics
The following table explains year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2018 vs. 2017
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$25.3	$13.1
Transloading volumes(1)	2.5	1.6
Price/margin impact of mix in transloading services	0.2	0.2
Operating and maintenance costs and other(2)	(0.3)	(1.3)
Current year period	$27.7	$13.6

(1)	The increase in revenues and Adjusted EBITDA during the three months ended March 31, 2018 was driven primarily by record sales volumes at CMT in the current year period.

(2)	Near historic water levels resulted in increased operating costs at CMT, negatively impacting Adjusted EBITDA during the first quarter of 2018 compared to the same prior year period.
Brazil
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Sales and other operating revenue decreased $0.7 million, or 6.5 percent, to $10.1 million for the three months ended March 31, 2018 compared to $10.8 million for the same period of 2017. The decrease in revenues was primarily due to lower reimbursable operating and maintenance costs.
Adjusted EBITDA remained reasonably consistent at $4.7 million for the three months ended March 31, 2018 compared to $4.4 million for the same period of 2017.

Corporate and Other
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Corporate and other Adjusted EBITDA results, which include activity from our legacy coal mining business, was a loss of $8.6 million in the first quarter 2018, an improvement of $3.0 million compared to the first quarter 2017. The improvement includes $1.2 million of lower period-over-period losses associated with our legacy coal mining business, driven by lower black lung expense. The remaining improvement is primarily related to the absence of costs incurred during the three months ended March 31, 2017, associated with the termination of the proposal to acquire all of the Partnership’s common units not already owned by the Company.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replacement of partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of March 31, 2018, together with the Partnership, we had $147.0 million of cash and cash equivalents and $226.9 million of borrowing availability under our credit facilities.
Debt Refinancing
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Income of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Covenants
As of March 31, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In February 2018, S&P Global Ratings ("S&P Global") reaffirmed the Company and the Partnership's corporate credit rating of BB- (stable).
Distributions
On April 26, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.40 per unit. This distribution will be paid on June 1, 2018 to unitholders of record on May 15, 2018. The Partnership announced a reduction in its distribution, which is expected to strengthen the Partnership's balance sheet with early repayment of debt and increase long-term value to shareholders. This new distribution policy will enable the Partnership to achieve its stated leverage target of 3.50:1.00 or lower by the end of 2019, and it will provide the desired cushion when the Partnership's maximum leverage covenant steps down from the current 4.50:1:00 to 4.00:1.00 in June of 2020.
Partnership Common Unit Purchase Program
On April 17, 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed. In July 2017, the Company's Board of Directors authorized the Company to purchase an incremental $50.0 million of Partnership common units in the open market. During three months ended March 31, 2018 the Company purchased 188,465 of outstanding Partnership common units in the open market for total cash payments of $3.4 million, leaving $47.9 million available under the Company's authorized program.
Subsequent to March 31, 2018, the Company purchased an additional 42,706 of outstanding Partnership common units in the open market for total cash payments of $0.8 million, leaving a remaining common unit purchase program balance of $47.1 million as of April 26, 2018.

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$57.3	$29.5
Net cash (used in) provided by investing activities	(15.4)	7.8
Net cash used in financing activities	(15.1)	(14.2)
Net increase in cash, cash equivalents and restricted cash	$26.8	$23.1
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $27.8 million to $57.3 million as compared to the corresponding prior year period. The improvement was driven by the timing of interest payments as a result of the Partnership's debt restructuring in the second quarter of 2017, which decreased interest paid during the first quarter of 2018 by $19.1 million as compared the same prior year period. The remaining improvement was the result of improved operations as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash from investing activities changed by $23.2 million to $15.4 million of cash used in investing activities as compared to $7.8 million of cash provided by investing activities in the corresponding period of 2017. The change was driven by the absence of the $20.5 million return of the Brazilian investment collected during the first quarter of 2017. The remaining change was attributable to higher capital spending in the current year period on the environmental remediation project at our Granite City facility as compared to the same prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.1 million for the three months ended March 31, 2018. In the first three months of 2018, the Company received gross proceeds of $45.0 million from the issuance of the Term Loan, due in 2022, which was offset by the related debt issuance costs and the redemption of the Company's 2019 Notes. Additionally, the Company paid $3.4 million to acquire outstanding Partnership common units and the Partnership paid distributions of $10.6 million to its public unitholders during the first three months of 2018.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Three Months Ended March 31,
	2018	2017

	(Dollars in millions)
Ongoing capital(1)	$8.1	$9.5
Environmental remediation projects(2)	7.3	3.1
Expansion capital:
CMT	—	0.1
Total capital expenditures	$15.4	$12.7

(1)
Includes $3.2 million and $4.1 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes $0.5 million and $0.1 million of capitalized interest in connection with the environmental remediation projects during the three months ended March 31, 2018 and 2017, respectively.
In 2018, we expect our capital expenditures to be approximately $95 million, which is comprised of the following:

•
Total ongoing capital expenditures of approximately $59 million, of which approximately $25 million will be spent at the Partnership and approximately $25 million to $30 million will be spent on the Indiana Harbor oven rebuild project;

•
Total capital expenditures on environmental remediation projects of approximately $35 million, all of which will be spent at the Partnership, including the cash payments for certain work performed in 2017; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We anticipate spending approximately $145 million related to these environmental remediation projects, of which we have spent approximately $118 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first quarter of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns are expected to be used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter 2018 for these known environmental remediation projects. The Company expects to make an additional capital contribution to the Partnership of approximately $10 million for the estimated future spending related to these environmental remediation projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2018 and 2017, respectively.
Below is a reconciliation of 2018 Adjusted EBITDA guidance from its closest GAAP measures:

	2018
	Low	High
Net cash provided by operating activities	$150	$165
Subtract:
Depreciation and amortization expense	137	129
Changes in working capital and other	(22)	(14)
Net income	$35	$50
Add:
Depreciation and amortization expense	137	129
Interest expense, net	63	63
Income tax expense	5	13
Adjusted EBITDA	$240	$255
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	80	84
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$160	$171

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on form 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers and/or suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for the Partnership's logistics business;

•	our significant equity interest in the Partnership;

•	our ability to repair aging coke ovens to maintain operational performance;

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

•
age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our subsidiaries, major customers, business partners, and/or suppliers;

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate asset sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;

•	risks related to obligations under mineral leases retained by us in connection with the divestment of our legacy coal mining business;

•	risks related to environmental compliance;

•
risks related to the ability of the assignee(s) to perform in compliance with applicable requirements under mineral leases assigned in connection with the divestment of our legacy coal mining business;

•	claims of noncompliance with any statutory or regulatory requirements;

•
proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefits, income or other matters;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, we implemented a new enterprise resource planning ("ERP") system. Accordingly, we modified the design and documentation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP and related systems implementation, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares and the Partnership's program to repurchase outstanding units during the three months ended March 31, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for further information on the programs.
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

10.1
First Amendment to Credit Agreement, dated as of January 10, 2018, by and between Suncoke Energy, Inc, as borrower, and Bank of America, N.A., as administrative agent for lenders (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 17, 2018. File No. 001-35243)

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

101*
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	April 26, 2018	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)