Form 10-Q
period 2018-06-30
SunCoke Energy, Inc.
filed 2018-07-26
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 20, 2018, there were 64,728,202 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$367.0	$323.2	$717.5	$632.9
Costs and operating expenses
Cost of products sold and operating expenses	282.7	257.0	553.3	491.2
Selling, general and administrative expenses	17.6	24.0	33.5	43.6
Depreciation and amortization expense	32.0	33.3	64.9	66.6
Total costs and operating expenses	332.3	314.3	651.7	601.4
Operating income	34.7	8.9	65.8	31.5
Interest expense, net	15.7	15.5	31.5	29.5
Loss on extinguishment of debt	—	20.2	0.3	20.3
Income (loss) before income tax expense	19.0	(26.8)	34.0	(18.3)
Income tax expense	2.2	4.7	4.2	70.9
Loss from equity method investment	5.4	—	5.4	—
Net income (loss)	11.4	(31.5)	24.4	(89.2)
Less: Net income (loss) attributable to noncontrolling interests	7.2	(7.3)	11.5	(66.0)
Net income (loss) attributable to SunCoke Energy, Inc.	$4.2	$(24.2)	$12.9	$(23.2)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.06	$(0.38)	$0.20	$(0.36)
Diluted	$0.06	$(0.38)	$0.20	$(0.36)
Weighted average number of common shares outstanding:
Basic	64.7	64.3	64.6	64.3
Diluted	65.6	64.3	65.5	64.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Net income (loss)	$11.4	$(31.5)	$24.4	$(89.2)
Other comprehensive income:
Currency translation adjustment	(1.2)	(0.3)	(1.3)	(0.2)
Recognition of accumulated currency translation loss upon sale of equity method investment	9.0	—	9.0	—
Comprehensive income (loss)	19.2	(31.8)	32.1	(89.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	7.2	(7.3)	11.5	(66.0)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$12.0	$(24.5)	$20.6	$(23.4)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$143.0	$120.2
Receivables	80.5	68.5
Inventories	116.4	111.0
Income tax receivable	4.8	4.8
Other current assets	9.5	6.7
Total current assets	354.2	311.2
Properties, plants and equipment (net of accumulated depreciation of $792.1 and $733.2 million at June 30, 2018 and December 31, 2017, respectively)	1,487.9	1,501.3
Goodwill	76.9	76.9
Other intangible assets, net	162.3	167.9
Deferred charges and other assets	3.0	2.8
Total assets	$2,084.3	$2,060.1
Liabilities and Equity
Accounts payable	$134.8	$115.5
Accrued liabilities	44.4	53.2
Deferred revenue	3.2	1.7
Current portion of long-term debt and financing obligation	3.8	2.6
Interest payable	4.1	5.4
Total current liabilities	190.3	178.4
Long-term debt and financing obligation	860.0	861.1
Accrual for black lung benefits	45.9	44.9
Retirement benefit liabilities	27.1	28.2
Deferred income taxes	257.8	257.8
Asset retirement obligations	14.2	14.0
Other deferred credits and liabilities	16.6	16.1
Total liabilities	1,411.9	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,205,859 and 72,006,905 shares at June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at both June 30, 2018 and December 31, 2017	(140.7)	(140.7)
Additional paid-in capital	487.3	486.2
Accumulated other comprehensive loss	(13.5)	(21.2)
Retained earnings	114.1	101.2
Total SunCoke Energy, Inc. stockholders’ equity	447.9	426.2
Noncontrolling interests	224.5	233.4
Total equity	672.4	659.6
Total liabilities and equity	$2,084.3	$2,060.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$24.4	$(89.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	64.9	66.6
Deferred income tax expense	0.3	79.8
Payments in excess of expense for postretirement plan benefits	(1.1)	(1.2)
Share-based compensation expense	1.6	3.0
Loss on extinguishment of debt	0.3	20.3
Loss from equity method investment	5.4	—
Changes in working capital pertaining to operating activities:
Receivables	(12.0)	(4.6)
Inventories	(5.4)	(23.9)
Accounts payable	16.8	15.6
Accrued liabilities	(9.0)	(6.2)
Deferred revenue	1.5	9.5
Interest payable	(1.3)	(9.6)
Income taxes	—	(11.9)
Other	(1.1)	6.2
Net cash provided by operating activities	85.3	54.4
Cash Flows from Investing Activities:
Capital expenditures	(43.6)	(22.4)
Sale of equity method investment	4.0	—
Return of Brazilian investment	—	20.5
Other investing activities	0.3	—
Net cash used in investing activities	(39.3)	(1.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	620.6
Repayment of long-term debt	(45.2)	(532.2)
Debt issuance costs	(0.5)	(15.6)
Proceeds from revolving credit facility	92.5	128.0
Repayment of revolving credit facility	(92.5)	(200.0)
Repayment of financing obligation	(1.3)	(1.2)
Acquisition of additional interest in the Partnership	(4.2)	(24.6)
Cash distribution to noncontrolling interests	(17.7)	(24.6)
Other financing activities	0.7	(0.3)
Net cash used in financing activities	(23.2)	(49.9)
Net increase in cash, cash equivalents and restricted cash	22.8	2.6
Cash, cash equivalents and restricted cash at beginning of period	120.2	134.5
Cash, cash equivalents and restricted cash at end of period	$143.0	$137.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$31.8	$37.2
Income taxes paid, net of refunds of $1.3 million and $0.1 million in 2018 and 2017, respectively	$4.4	$3.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	12.9	12.9	11.5	24.4
Currency translation adjustment	—	—	—	—		(1.3)	—	(1.3)	—	(1.3)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(17.7)	(17.7)
Share-based compensation expense	—	—	—	—	1.6	—	—	1.6	—	1.6
Share-issuances, net of shares withheld for taxes	198,954	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.5)	—	—	(1.5)	(2.7)	(4.2)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At June 30, 2018	72,205,859	$0.7	7,477,657	$(140.7)	$487.3	$(13.5)	$114.1	$447.9	$224.5	$672.4
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
On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during the three and six months ended June 30, 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015. Therefore, its financial results have not been included in our financial statements since that time.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At June 30, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.4 percent limited partner interest in the Partnership. The remaining 37.6 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended June 30, 2018 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Company retrospectively adopted this ASU in the first quarter 2018 and modified the Company's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The restricted cash balance was zero at both June 30, 2018 and December 31, 2017, and was $0.4 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively. Historical restricted cash balances were related to cash withheld from the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Company adopted this ASU in the first quarter 2018 and retrospectively presented net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. In conjunction with the adoption of this standard, expense of $0.3 million and $0.6 million was reclassified from operating income and was recorded in interest expense, net on the Consolidated Statements of Operations during the three and six months ended June 30, 2017. See Note 7.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The Company adopted this ASU in the first quarter 2018 and reclassified $1.1 million of deferred tax adjustments to accumulated other comprehensive income from retained earnings on the December 31, 2017 balance sheet for the tax effects resulting from the Tax Cuts and Jobs Act of 2017.
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
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
2. Inventories
The components of inventories were as follows:

	June 30, 2018	December 31, 2017

	(Dollars in millions)
Coal	$70.1	$61.4
Coke	7.4	12.3
Materials, supplies and other	38.9	37.3
Total inventories	$116.4	$111.0

3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Logistics segments was $3.4 million and $73.5 million at both June 30, 2018 and December 31, 2017, respectively.
The components of other intangible assets, net were as follows:

		June 30, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	4	$31.7	$15.7	$16.0	$31.7	$13.8	$17.9
Customer relationships	14	28.7	6.6	22.1	28.7	5.7	23.0
Permits	24	139.0	14.9	124.1	139.0	12.2	126.8
Trade name	1	1.2	1.1	0.1	1.2	1.0	0.2
Total		$200.6	$38.3	$162.3	$200.6	$32.7	$167.9
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the United States Environmental Protection Agency and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 2.9 years.
Total amortization expense for intangible assets subject to amortization was $2.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively, and $2.8 million and $5.5 million three and six months ended June 30, 2017, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $2.2 million and $4.2 million for the three and six months ended June 30, 2018, respectively, resulting in effective tax rate of 11.6 percent and 12.4 percent, respectively, as compared to the 21.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling ownership interests in partnerships.
The Company recorded income tax expense of $4.7 million and $70.9 million during the three and six months ended June 30, 2017, respectively. Income tax expense during the three months ended June 30, 2017 was driven primarily by a valuation allowance of $4.9 million recorded as a result of changes in future state allocation assumptions partially offset by a state income tax benefit of $2.5 million related to the filing of an amended state tax return. Income tax expense during the six months ended June 30, 2017 also included the impacts of the Internal Revenue Service ("IRS") announcement of its final regulations on qualifying income in January 2017 discussed below. This incremental tax impact is solely attributable to Partnership’s public unitholders. As such, an equal reduction to noncontrolling interest was recorded. As a result, there was no impact to net income attributable to the Company.
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
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provides for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Legislation for the reporting period which includes enactment. There have been no significant changes to previous estimates and amounts recorded in 2017 relating to this Tax Legislation.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	(Dollars in millions)
Accrued benefits	$14.5	$21.3
Current portion of postretirement benefit obligation	3.1	3.1
Other taxes payable	11.9	10.5
Current portion of black lung liability	5.4	5.4
Accrued legal	3.6	5.6
Other	5.9	7.3
Total accrued liabilities	$44.4	$53.2
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	June 30, 2018	December 31, 2017

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
7.625 percent senior notes, due 2019 ("2019 Notes")	—	44.6
Term loan, due 2022 ("Term Loan")	44.4	—
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 as of December, 2017 ("Partnership Revolver")	130.0	130.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	11.4	12.7
Total borrowings	885.8	887.3
Original issue discount	(5.6)	(5.9)
Debt issuance costs	(16.4)	(17.7)
Total debt and financing obligation	863.8	863.7
Less: current portion of long-term debt and financing obligation	3.8	2.6
Total long-term debt and financing obligation	$860.0	$861.1
Redemption of 2019 Notes
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Revolving Facility
The Revolving Facility has capacity of $100.0 million. As of June 30, 2018, the Revolving Facility had letters of credit outstanding of $24.0 million and no outstanding balance, leaving $76.0 million available.
Partnership Revolver
The Partnership Revolver has capacity of $285.0 million. As of June 30, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $130.0 million, leaving $153.1 million available.
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
As of June 30, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of June 30, 2018, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in Millions)(1)
2018	$1.8
2019	3.9
2020	10.7
2021	3.4
2022	166.0
2023-Thereafter	700.0
Total	$885.8

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.

7. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The expense from these plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Interest cost on benefit obligations	$0.2	$0.3	$0.5	$0.6
Amortization of:
Actuarial losses	0.1	0.2	0.3	0.4
Prior service benefit	(0.1)	(0.2)	(0.3)	(0.4)
Total expense(1)	$0.2	$0.3	$0.5	$0.6

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associated with these plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Operations during the periods presented. Prior year periods have been reclassified to also reflect this presentation.

Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees are charged against income as incurred. In both 2018 and 2017, these contributions amounted to $1.5 million and $3.1 million for the three and six months ended June 30, respectively.
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
The U.S. Environmental Protection Agency ("EPA") issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. An amendment was lodged in February 2018 and entered by the federal district court in July 2018. The amendment provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments.
We anticipate spending approximately $150 million related to these projects, of which we have spent approximately $128 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter of 2018 for these known environmental remediation projects. The Company expects to make an additional capital contribution to the Partnership of approximately $15 million for the estimated future spending related to these environmental remediation projects.
SunCoke Energy has also received NOVs, Findings of Violations ("FOVs"), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the "CAA") provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan ("SIP") 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, LLC, an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas.
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC have met regularly since those discussions commenced, and continued to meet regularly in 2017 to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement of the NOVs/FOVs. A Consent Decree among the parties was lodged in federal court in January 2018 and is undergoing review. The settlement includes a $2.5 million civil penalty payment, which is included in accrued liabilities on the Consolidated Balance Sheets at both June 30, 2018 and December 31, 2017. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
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
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $51.3 million and $50.3 million at June 30, 2018 and December 31, 2017, respectively, of which the current portion of $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.

9. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2018, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
The Company granted the following stock options during the six months ended June 30, 2018 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	No. of Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	78,447	$10.49	$5.38
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2018 was based on using the following weighted-average assumptions:

Six Months Ended June 30, 2018
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
Restricted Stock Units Settled in Shares
The Company issued 32,128 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the six months ended June 30, 2018. The weighted average grant date fair value was $10.49 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the six months ended June 30, 2018 that vest on December 31, 2020:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	96,389	$11.36

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

The award may vest between zero and 250 percent of the original units granted. In the event the TSR performance is negative, the overall payout of the award shall be capped at 100 percent. The fair value of the PSUs granted during the six months ended June 30, 2018 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2018, the Company issued 84,759 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2018 was $10.49 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each period and at both June 30, 2018 and December 31, 2017 was not material.
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
The Company issued a grant date fair value award of $1.0 million during the six months ended June 30, 2018 that vest on December 31, 2020. The awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three-year average per-tax return on capital for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
The cash incentive award liability at June 30, 2018 was adjusted based on the Company's three year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both June 30, 2018 and December 31, 2017 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.1	$0.2	$0.3	$0.8	$0.8	1.9
RSUs	0.1	0.3	0.2	0.7	$0.4	1.8
PSUs	0.5	0.8	0.9	1.2	$3.0	2.4
Total equity awards	$0.7	$1.3	$1.4	$2.7
Liability Awards:
Cash RSUs	$0.5	$0.4	$0.6	$0.4	$1.7	1.7
Cash incentive award	0.3	0.2	0.5	0.3	$1.1	2.2
Total liability awards	$0.8	$0.6	$1.1	$0.7

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company and the Partnership issued $0.2 million and $0.3 million of shared-based compensation to the Company's and the Partnership's Board of Directors during the six months ended June 30, 2018 and 2017, respectively.

10. Acquisition of Noncontrolling Interest
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. At June 30, 2018 there was $47.1 million available under the authorized program.
The following table summarizes the Company's purchases of outstanding Partnership common units in the open market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Units purchased	42,706	1,460,404	231,171	1,460,404
Cash paid	$0.8	$24.6	$4.2	$24.6
Decrease in noncontrolling interest (1)	$0.5	$15.4	$2.7	$15.4
Decrease in additional paid in capital (2)	$0.3	$5.8	$1.2	$5.8

(1)	Represents Partnership's net book value acquired by the Company.

(2)
Represents consideration paid in excess of the net book value of the noncontrolling interest acquired net of deferred tax adjustments of $0.3 million for both the three and six months ended June 30, 2018, respectively, and $3.4 million for both the three and six months ended June 30, 2017.

The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income (loss) attributable to SunCoke, Inc.	$4.2	$(24.2)	$12.9	$(23.2)
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	(0.3)	(5.8)	(1.2)	(5.8)
Change from net income (loss) attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$3.9	$(30.0)	$11.7	$(29.0)

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.7	64.3	64.6	64.3
Add: Effect of dilutive share-based compensation awards	0.9	—	0.9	—
Weighted-average number of shares-diluted	65.6	64.3	65.5	64.3
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Shares in millions)
Stock options	2.8	3.3	2.8	3.3
Restricted stock units	—	0.1	—	0.2
Performance stock units	—	1.0	0.1	0.9
Total	2.8	4.4	2.9	4.4

12. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2017	$(6.5)	$(14.7)	$(21.2)
Currency translation adjustment	—	(1.3)	(1.3)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	9.0	9.0
At June 30, 2018	$(6.5)	$(7.0)	$(13.5)
Reclassifications out of the accumulated other comprehensive loss were as follows(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Recognition of accumulated currency translation adjustments(2)	$9.0	$—	$9.0	—
Amortization of postretirement benefit plan items to net income:
Actuarial loss(3)	$0.1	$0.2	$0.3	$0.4
Prior service benefit(3)	(0.1)	(0.2)	(0.3)	(0.4)
Total expense before taxes	9.0	—	9.0	—
Less income tax benefit	—	—	—	—
Total expense, net of tax	$9.0	$—	$9.0	$—

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated currency translation losses were recognized into income as a result of the sale of our equity method investment in VISA SunCoke Limited.

(3)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit). See Note 7.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $7.7 million and $5.5 million at June 30, 2018 and December 31, 2017, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.1 million at June 30, 2018, with $0.4 million included in accrued liabilities and $2.7 million included in other deferred credit and liabilities on the Consolidated Balance Sheets. The fair value of the contingent consideration was $2.5 million at December 31, 2017 and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. The increase in the fair value of the contingent consideration liability was primarily due to changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2018 and December 31, 2017, the fair value of the Company’s total debt was estimated to be $898.7 million and $919.7 million, respectively, compared to a carrying amount of $885.8 million and $887.3 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $340 million from all of our long-term logistics contracts is expected to be recognized over the next six years for unsatisfied or partially unsatisfied performance obligations as of June 30, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-

term, take-or-pay arrangements are our contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earlier of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) as a result of a remote likelihood that the customer would exercise its right to the performance obligation.
The following table provides changes in the Company's deferred revenue during the six months ended June 30:

	2018	2017
	(Dollars in millions)
Beginning balance at December 31, 2017 and 2016, respectively	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(0.6)	(0.5)
Billings in excess of services performed, not recognized as revenue	2.1	10.0
Ending balance at June 30, 2018 and 2017, respectively	$3.2	$12.0
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
Disaggregated sales and other operating revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$313.7	$284.8	$616.2	$547.4
Energy	13.1	10.9	26.7	24.6
Logistics	28.0	14.2	50.1	33.8
Operating and licensing fees	10.2	10.5	20.3	21.3
Other	2.0	2.8	4.2	5.8
Sales and other operating revenue	$367.0	$323.2	$717.5	$632.9

The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$173.0	$160.1	$337.1	$305.2
AM Brazil	10.2	10.5	20.3	21.3
AK Steel	94.8	83.4	187.7	166.9
U.S. Steel	55.4	51.4	107.1	99.1
Foresight and Murray	17.4	8.0	31.5	19.5
Other	16.2	9.8	33.8	20.9
Sales and other operating revenue	$367.0	$323.2	$717.5	$632.9
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers. The Company has elected to account for shipping and handling activities as a promise to fulfill the transfer of coke.
15. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity through a similar production process.
The Brazil Coke segment includes the licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil, under which we operate a cokemaking facility located in Vitória, Brazil through at least 2023.
Logistics operations are comprised of CMT, KRT, Lake Terminal, which provides services to our Indiana Harbor cokemaking facility, and DRT, which provides services to our Jewell cokemaking facility. Handling and mixing results are presented in the Logistics segment.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Corporate and Other also includes activity from our legacy coal mining business, which was historically presented as a separate reportable segment.
Segment assets are those assets utilized within a specific segment and exclude deferred taxes and current tax receivables.

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$328.7	$296.5	$646.8	$575.2
Brazil Coke	10.2	10.5	20.3	21.3
Logistics	28.1	16.2	50.4	36.4
Logistics intersegment sales	5.5	5.1	10.9	10.2
Elimination of intersegment sales	(5.5)	(5.1)	(10.9)	(10.2)
Total sales and other operating revenues	$367.0	$323.2	$717.5	$632.9

Adjusted EBITDA:
Domestic Coke	$52.9	$44.0	$107.2	$93.7
Brazil Coke	4.8	4.5	9.5	8.9
Logistics	19.7	10.0	33.3	23.1
Corporate and Other(1)	(10.1)	(11.0)	(18.7)	(22.6)
Total Adjusted EBITDA	$67.3	$47.5	$131.3	$103.1

Depreciation and amortization expense:
Domestic Coke	$25.5	$26.8	$50.8	$53.4
Brazil Coke	0.1	0.1	0.3	0.3
Logistics	6.0	6.1	13.0	12.2
Corporate and Other	0.4	0.3	0.8	0.7
Total depreciation and amortization expense	$32.0	$33.3	$64.9	$66.6

Capital expenditures:
Domestic Coke	$26.8	$7.9	$41.9	$19.9
Logistics	1.3	0.7	1.6	1.3
Corporate and Other	0.1	1.1	0.1	1.2
Total capital expenditures	$28.2	$9.7	$43.6	$22.4

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, as well as $2.7 million and $6.2 million during the three and six months ended June 30, 2017, respectively.

The following table sets forth the Company's segment assets:

	June 30, 2018	December 31, 2017

	(Dollars in millions)
Segment assets
Domestic Coke	$1,454.6	$1,439.7
Brazil Coke	14.9	10.9
Logistics	487.2	491.9
Corporate and Other	122.8	112.8
Segment assets, excluding tax assets	2,079.5	2,055.3
Tax assets	4.8	4.8
Total assets	$2,084.3	$2,060.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for any impairments, loss (gain) on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT and/or loss on the disposal of our interest in VISA SunCoke. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$28.0	$24.9	$85.3	$54.4
Subtract:
Depreciation and amortization expense	32.0	33.3	64.9	66.6
Deferred income tax expense	0.1	14.0	0.3	79.8
Loss on extinguishment of debt	—	20.2	0.3	20.3
Loss from equity method investment	5.4	—	5.4	—
Changes in working capital and other	(20.9)	(11.1)	(10.0)	(23.1)
Net income (loss)	$11.4	$(31.5)	$24.4	$(89.2)
Add:
Depreciation and amortization expense	$32.0	$33.3	$64.9	$66.6
Interest expense, net(1)	15.7	15.2	31.5	28.9
Loss on extinguishment of debt	—	20.2	0.3	20.3
Income tax expense	2.2	4.7	4.2	70.9
Contingent consideration adjustments	0.6	0.3	0.6	0.3
Loss from equity method investment	5.4	—	5.4	—
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(2)	—	5.3	—	5.3
Adjusted EBITDA	$67.3	$47.5	$131.3	$103.1
Subtract: Adjusted EBITDA attributable to noncontrolling interest(3)	21.6	17.5	40.6	39.1
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.7	$30.0	$90.7	$64.0

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associate with the postretirement benefit plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Operations during the periods presented. Amounts in prior periods were immaterial, and therefore, were not reclassified in the reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities.

(2)	During the second quarter of 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

16. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following information, SunCoke Energy, Inc. is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$56.7	$311.5	$(1.2)	$367.0
Equity in earnings of subsidiaries	7.1	9.2	—	(16.3)	—
Total revenues, net of equity earnings of subsidiaries	7.1	65.9	311.5	(17.5)	367.0
Costs and operating expenses
Cost of products sold and operating expense	—	43.8	240.1	(1.2)	282.7
Selling, general and administrative expense	2.6	3.3	11.7	—	17.6
Depreciation and amortization expense	—	2.0	30.0	—	32.0
Total costs and operating expenses	2.6	49.1	281.8	(1.2)	332.3
Operating income	4.5	16.8	29.7	(16.3)	34.7
Interest (income) expense, net - affiliate	—	(2.1)	2.1	—	—
Interest expense (income), net	0.8	(0.2)	15.1	—	15.7
Total interest expense (income), net	0.8	(2.3)	17.2	—	15.7
Income before income tax (benefit) expense	3.7	19.1	12.5	(16.3)	19.0
Income tax (benefit) expense	(0.4)	3.1	(0.5)	—	2.2
Loss from equity method investment	—	—	5.4	—	5.4
Net income	4.1	16.0	7.6	(16.3)	11.4
Less: Net income attributable to noncontrolling interests	—	—	7.2	—	7.2
Net income attributable to SunCoke Energy, Inc.	$4.1	$16.0	$0.4	$(16.3)	$4.2
Comprehensive income	$12.0	$16.0	$15.4	$(24.2)	$19.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.2	—	7.2
Comprehensive income attributable to SunCoke Energy, Inc.	$12.0	$16.0	$8.2	$(24.2)	$12.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$51.5	$272.8	$(1.1)	$323.2
Equity in loss of subsidiaries	(17.8)	(19.6)	—	37.4	—
Total revenues, net of equity in earnings (loss) of subsidiaries	(17.8)	31.9	272.8	36.3	323.2
Costs and operating expenses
Cost of products sold and operating expenses	—	38.4	219.7	(1.1)	257.0
Selling, general and administrative expenses	2.9	9.9	11.2	—	24.0
Depreciation and amortization expense	—	1.8	31.5	—	33.3
Total costs and operating expenses	2.9	50.1	262.4	(1.1)	314.3
Operating (loss) income	(20.7)	(18.2)	10.4	37.4	8.9
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	1.2	0.2	14.1	—	15.5
Total interest expense (income), net	1.2	(1.7)	16.0	—	15.5
Loss on extinguishment of debt	0.3	—	19.9	—	20.2
Loss before income tax expense (benefit)	(22.2)	(16.5)	(25.5)	37.4	(26.8)
Income tax expense (benefit)	2.0	(4.8)	7.5	—	4.7
Net loss	(24.2)	(11.7)	(33.0)	37.4	(31.5)
Less: Net loss attributable to noncontrolling interests	—	—	(7.3)	—	(7.3)
Net loss attributable to SunCoke Energy, Inc.	$(24.2)	$(11.7)	$(25.7)	$37.4	$(24.2)
Comprehensive loss	$(24.5)	$(11.7)	$(33.3)	$37.7	$(31.8)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(7.3)	—	(7.3)
Comprehensive loss attributable to SunCoke Energy, Inc.	$(24.5)	$(11.7)	$(26.0)	$37.7	$(24.5)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$107.7	$612.2	$(2.4)	$717.5
Equity in earnings of subsidiaries	18.0	17.9	—	(35.9)	—
Total revenues, net of equity in earnings (loss) of subsidiaries	18.0	125.6	612.2	(38.3)	717.5
Costs and operating expenses
Cost of products sold and operating expense	—	82.9	472.8	(2.4)	553.3
Selling, general and administrative expense	4.0	6.7	22.8	—	33.5
Depreciation and amortization expense	—	4.0	60.9	—	64.9
Total costs and operating expenses	4.0	93.6	556.5	(2.4)	651.7
Operating income	14.0	32.0	55.7	(35.9)	65.8
Interest (income) expense, net - affiliate	—	(4.1)	4.1	—	—
Interest expense (income), net	1.5	(0.4)	30.4	—	31.5
Total interest expense (income), net	1.5	(4.5)	34.5	—	31.5
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	12.2	36.5	21.2	(35.9)	34.0
Income tax (benefit) expense	(0.6)	6.2	(1.4)	—	4.2
Loss from equity method investment	—	—	5.4	—	5.4
Net income	12.8	30.3	17.2	(35.9)	24.4
Less: Net income attributable to noncontrolling interests	—	—	11.5	—	11.5
Net income attributable to SunCoke Energy, Inc.	$12.8	$30.3	$5.7	$(35.9)	$12.9
Comprehensive income	$20.6	$30.3	$24.9	$(43.7)	$32.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.5	—	11.5
Comprehensive income attributable to SunCoke Energy, Inc.	$20.6	$30.3	$13.4	$(43.7)	$20.6

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$102.4	$532.7	$(2.2)	$632.9
Equity in loss of subsidiaries	(13.5)	(102.1)	—	115.6	—
Total revenues, net of equity in earnings (loss) of subsidiaries	(13.5)	0.3	532.7	113.4	632.9
Costs and operating expenses
Cost of products sold and operating expense	—	75.1	418.3	(2.2)	491.2
Selling, general and administrative expense	5.0	15.0	23.6	—	43.6
Depreciation and amortization expense	—	3.8	62.8	—	66.6
Total costs and operating expenses	5.0	93.9	504.7	(2.2)	601.4
Operating (loss) income	(18.5)	(93.6)	28.0	115.6	31.5
Interest (income) expense, net - affiliate	—	(3.7)	3.7	—	—
Interest expense, net	2.5	0.2	26.8	—	29.5
Total interest expense (income), net	2.5	(3.5)	30.5	—	29.5
Loss on extinguishment of debt	0.4	—	19.9	—	20.3
Loss before income tax expense (benefit)	(21.4)	(90.1)	(22.4)	115.6	(18.3)
Income tax expense (benefit)	1.8	(86.0)	155.1	—	70.9
Net loss	(23.2)	(4.1)	(177.5)	115.6	(89.2)
Less: Net loss attributable to noncontrolling interests	—	—	(66.0)	—	(66.0)
Net loss attributable to SunCoke Energy, Inc.	$(23.2)	$(4.1)	$(111.5)	$115.6	$(23.2)
Comprehensive loss	$(23.4)	$(4.1)	$(177.7)	$115.8	$(89.4)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(66.0)	—	(66.0)
Comprehensive loss attributable to SunCoke Energy, Inc.	$(23.4)	$(4.1)	$(111.7)	$115.8	$(23.4)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$115.5	$27.5	$—	$143.0
Receivables	—	12.3	68.2	—	80.5
Inventories	—	13.9	102.5	—	116.4
Income tax receivable	—	—	92.9	(88.1)	4.8
Other current assets	—	6.0	3.5	—	9.5
Advances to affiliate	—	266.8	—	(266.8)	—
Total current assets	—	414.5	294.6	(354.9)	354.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	56.9	1,431.0	—	1,487.9
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.3	161.0	—	162.3
Deferred income taxes	7.1	—	—	(7.1)	—
Deferred charges and other assets	—	2.7	0.3	—	3.0
Total assets	$7.1	$567.8	$2,260.4	$(751.0)	$2,084.3
Liabilities and Equity
Advances from affiliate	$166.2	$—	$100.6	$(266.8)	$—
Accounts payable	—	21.3	113.5	—	134.8
Accrued liabilities	1.3	12.8	30.3	—	44.4
Deferred revenue	—	—	3.2	—	3.2
Current portion of long-term debt and financing obligation	1.1	—	2.7	—	3.8
Interest payable	0.4	—	3.7	—	4.1
Income taxes payable	1.2	86.9	—	(88.1)	—
Total current liabilities	170.2	121.0	254.0	(354.9)	190.3
Long-term debt and financing obligation	41.7	—	818.3	—	860.0
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	12.3	33.6	—	45.9
Retirement benefit liabilities	—	13.3	13.8	—	27.1
Deferred income taxes	—	193.9	71.0	(7.1)	257.8
Asset retirement obligations	—	—	14.2	—	14.2
Other deferred credits and liabilities	3.9	6.4	6.3	—	16.6
Total liabilities	215.8	646.9	1,300.2	(751.0)	1,411.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2018	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,205,859 shares at June 30, 2018	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at June 30, 2018	(140.7)	—	—	—	(140.7)
Additional paid-in capital	487.3	68.2	626.0	(694.2)	487.3
Accumulated other comprehensive loss	(13.5)	(2.3)	(11.2)	13.5	(13.5)
Retained earnings	114.2	505.9	120.9	(626.9)	114.1
Equity investment eliminations	(656.7)	(650.9)	—	1,307.6	—
Total SunCoke Energy, Inc. stockholders’ equity	(208.7)	(79.1)	735.7	—	447.9
Noncontrolling interests	—	—	224.5	—	224.5
Total equity	(208.7)	(79.1)	960.2	—	672.4
Total liabilities and equity	$7.1	$567.8	$2,260.4	$(751.0)	$2,084.3

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$12.8	$30.3	$17.2	$(35.9)	$24.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	4.0	60.9	—	64.9
Deferred income tax expense (benefit)	—	0.4	(0.1)	—	0.3
Payments in excess of expense for postretirement plan benefits	—	(0.4)	(0.7)	—	(1.1)
Share-based compensation expense	1.6	—	—	—	1.6
Equity in loss of subsidiaries	(18.0)	(17.9)	—	35.9	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Loss from equity method investment	—	—	5.4	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	—	4.8	(16.8)	—	(12.0)
Inventories	—	(4.8)	(0.6)	—	(5.4)
Accounts payable	—	5.3	11.5	—	16.8
Accrued liabilities	(0.1)	(6.9)	(2.0)	—	(9.0)
Deferred revenue	—	—	1.5	—	1.5
Interest payable	(1.0)	—	(0.3)	—	(1.3)
Income taxes	(0.7)	5.5	(4.8)	—	—
Other	0.8	(1.4)	(0.5)		(1.1)
Net cash (used in) provided by operating activities	(4.3)	18.9	70.7	—	85.3
Cash Flows from Investing Activities:
Capital expenditures	—	(1.2)	(42.4)	—	(43.6)
Other investing activities	—	—	0.3	—	0.3
Sale of equity method investment	—	—	4.0	—	4.0
Net cash used in investing activities	—	(1.2)	(38.1)	—	(39.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.2)	—	—	—	(45.2)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	92.5	—	92.5
Repayment of revolving facility	—	—	(92.5)	—	(92.5)
Repayment of financing obligation	—	—	(1.3)	—	(1.3)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Cash distribution to noncontrolling interests	—	—	(17.7)	—	(17.7)
Other financing activities	0.7	—	—	—	0.7
Net increase (decrease) in advances from affiliates	4.3	(1.6)	(2.7)	—	—
Net cash provided by (used in) financing activities	4.3	(5.8)	(21.7)	—	(23.2)
Net increase in cash and cash equivalents	—	11.9	10.9	—	22.8
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$115.5	$27.5	$—	$143.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net loss	$(23.2)	$(4.1)	$(177.5)	$115.6	$(89.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	3.8	62.8	—	66.6
Deferred income tax expense (benefit)	5.6	(89.3)	163.5	—	79.8
Payments in excess of expense for postretirement plan benefits	—	(0.5)	(0.7)	—	(1.2)
Share-based compensation expense	2.9	—	0.1	—	3.0
Equity in earnings of subsidiaries	13.5	102.1	—	(115.6)	—
Loss on extinguishment of debt	0.4	—	19.9	—	20.3
Changes in working capital pertaining to operating activities:
Receivables	—	0.9	(5.5)	—	(4.6)
Inventories	—	(1.9)	(22.0)	—	(23.9)
Accounts payable	—	3.8	11.8	—	15.6
Accrued liabilities	(0.8)	(4.6)	(0.8)	—	(6.2)
Deferred revenue	—	—	9.5	—	9.5
Interest payable	(0.1)	—	(9.5)	—	(9.6)
Income taxes	18.6	(21.6)	(8.9)	—	(11.9)
Other	0.4	1.4	4.4	—	6.2
Net cash provided by (used in) operating activities	17.3	(10.0)	47.1	—	54.4
Cash Flows from Investing Activities:
Capital expenditures	—	(2.2)	(20.2)	—	(22.4)
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash (used in) provided by investing activities	—	(2.2)	0.3	—	(1.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	620.6	—	620.6
Repayment of long-term debt	—	—	(532.2)	—	(532.2)
Debt issuance cost	(1.7)	—	(13.9)	—	(15.6)
Proceeds from revolving facility	—	—	128.0	—	128.0
Repayments of revolving facility	—	—	(200.0)	—	(200.0)
Repayment of financing obligation	—	—	(1.2)	—	(1.2)
Acquisition of additional interest in the Partnership	—	(24.6)	—	—	(24.6)
Cash distribution to noncontrolling interests	—	—	(24.6)	—	(24.6)
Other financing activities	(0.3)	—	—	—	(0.3)
Net (decrease) increase in advances from affiliates	(15.3)	71.6	(56.3)	—	—
Net cash (used in) provided by financing activities	(17.3)	47.0	(79.6)	—	(49.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	34.8	(32.2)	—	2.6
Cash, cash equivalents and restricted cash at beginning of period	—	59.7	74.8	—	134.5
Cash, cash equivalents and restricted cash at end of period	$—	$94.5	$42.6	$—	$137.1

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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has approximately 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own coke-making facilities.
Our consolidated financial statements include the Partnership, a publicly-traded master limited partnership. As of June 30, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDR"), and owned a 60.4 percent limited partner interest in the Partnership. The remaining 37.6 percent interest in the Partnership was held by public unitholders.
Cokemaking
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of our customers, which has approximately 1.7 million tons of annual cokemaking capacity. Also, during the second quarter of 2018 we sold our 49 percent ownership in VISA SunCoke Limited. See further discussion in "Recent Developments and Items Impacting Comparability" later in this section.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have recently benefited from improved steel pricing, favorable trade policies, including U.S. steel tariffs signed into order during the first half of 2018, and solid end market demand. In response to the improving macro environment, United States Steel Corporation (“U.S. Steel”) recently restarted one of the blast furnaces at its Granite City Works facility and announced that it intends to restart its other blast furnace at the same facility in the second half of 2018. Despite the improving market trends, AK Steel has kept portions of its Ashland Kentucky Works facility idled.

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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of June 30, 2018:

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

Logistics
Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminals, LLC ("KRT") and SunCoke Lake Terminal, LLC ("Lake Terminal") and Dismal River Terminal LLC ("DRT"). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. In 2017, we secured barge unloading capabilities to efficiently unload coal, petroleum coke and other materials from barges at CMT’s dock. The addition of barge unloading capabilities complements CMT's existing rail and truck offerings and provides the terminal with the ability to transload and mix a significantly broader variety of materials. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report ("API5 index price"), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Our KRT terminals serve two primary domestic markets: metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels, whereas thermal markets are impacted by natural gas prices and electricity demand.
Strong API2 and API5 index prices are providing attractive economics for Illinois Basin coal producers, which support continued strong volumes at CMT. Late in the first quarter of 2018, near-historic water levels on the Mississippi River adversely impacted our barge unloading activities and temporarily limited larger vessel loading activity at CMT. River conditions returned to normal during the middle of the second quarter of 2018. At KRT, metallurgical market conditions and volumes were generally favorable. However, thermal market volumes remained low due to low natural gas prices. Gradual improvements in thermal market demand are expected given depleted inventory levels, but improvement has been limited by a shortage of rail car availability and congestion on the rail system due to strong demand for bulk products in the export market.
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase	2018	2017	Increase
	(Dollars in millions)
Net income (loss)	$11.4	$(31.5)	$42.9	$24.4	$(89.2)	$113.6
Net cash provided by operating activities	28.0	24.9	$3.1	85.3	54.4	$30.9
Adjusted EBITDA	$67.3	$47.5	$19.8	$131.3	$103.1	$28.2
Second quarter 2018 results reflect both continued strong operating performance at our Indiana Harbor facility from previously rebuilt ovens and our third consecutive quarter of record sales volumes at CMT. See detailed analysis of the quarter's results throughout the MD&A. See Note 15 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.

Recent Developments and Items Impacting Comparability

•
Granite City Fire. During July 2018, our Granite City facility experienced a fire on a piece of equipment resulting in approximately ten days of lost production and unanticipated repair costs. While we expect this event to negatively impact production and Adjusted EBITDA in the third quarter of 2018, we still expect to achieve Adjusted EBITDA within our full year guidance range.

•
India Equity Method Investment. On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during the three and six months ended June 30, 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015. Therefore, its financial results have not been included in our financial statements since that time.

•Tax Rulings.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. For the three and six months ended June 30, 2018, the Company's effective tax rate was 11.6 percent and 12.4 percent, respectively, approximately 7.9 percent and 8.9 percent lower than it would have been had the new Tax Legislation not been enacted.

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

•
Termination of the Potential New Cokemaking Facility Project. In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility to be constructed in Kentucky. However, in June 2017, due to our focus on renewing our existing customer contracts and the lack of any long-term customer commitment for a majority of the facility's capacity, we decided to terminate the project. As a result, during the second quarter of 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million. These costs were included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$367.0	$323.2	$43.8	$717.5	$632.9	$84.6
Costs and operating expenses
Cost of products sold and operating expenses	282.7	257.0	25.7	553.3	491.2	62.1
Selling, general and administrative expenses	17.6	24.0	(6.4)	33.5	43.6	(10.1)
Depreciation and amortization expense	32.0	33.3	(1.3)	64.9	66.6	(1.7)
Total costs and operating expenses	332.3	314.3	18.0	651.7	601.4	50.3
Operating income	34.7	8.9	25.8	65.8	31.5	34.3
Interest expense, net	15.7	15.5	0.2	31.5	29.5	2.0
Loss on extinguishment of debt	—	20.2	(20.2)	0.3	20.3	(20.0)
Income (loss) before income tax expense	19.0	(26.8)	45.8	34.0	(18.3)	52.3
Income tax expense	2.2	4.7	(2.5)	4.2	70.9	(66.7)
Loss from equity method investment	5.4	—	5.4	5.4	—	5.4
Net income (loss)	11.4	(31.5)	42.9	24.4	(89.2)	113.6
Less: Net income (loss) attributable to noncontrolling interests	7.2	(7.3)	14.5	11.5	(66.0)	77.5
Net income (loss) attributable to SunCoke Energy, Inc.	$4.2	$(24.2)	$28.4	$12.9	$(23.2)	$36.1
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and six months ended June 30, 2018 compared to the same prior year period, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke Segment. Higher sales volumes in our and Logistics segment also increased revenue as compared to the prior year periods.
Selling, General and Administrative Expenses. Selling, general and administrative expense during the three and six months ended June 30, 2018 decreased compared to the same prior year period. The decreases were driven by the absence of the write-off of costs associated with the termination of our project for a potential new cokemaking facility of $5.3 million that occurred in the second quarter of 2017, previously discussed in "Recent Developments and Items Impacting Comparability," as well as lower employee related costs. The six months ended June 30, 2018 also benefited from the absence of $1.5 million of transaction costs incurred during the first quarter of 2017 associated with the termination of the proposal to acquire all of the Partnership’s common units not already owned by the Company and lower legal costs.
Interest Expense, Net. The increase in interest expense, net during the three and six months ended June 30, 2018 compared to the same prior year period was driven by higher interest rates primarily in connection with the Partnership's debt restructuring in May 2017.
Loss on Extinguishment of Debt. The loss on extinguishment of debt in the three and six months ended June 30, 2017 was recorded in connection with the Partnership's debt restructuring in the prior year period.
Income Taxes. The Company's effective tax rate during the three and six months ended June 30, 2018 was 11.6 percent and 12.4 percent, respectively, as compared to the 21.0 percent federal statutory rate, primarily due to the impact of earnings attributable to noncontrolling interest in partnerships. Income tax expense during the six months ended June 30, 2017 reflected the impact of the IRS Final Regulations previously discussed in "Recent Developments and Items Impacting Comparability." Comparability between the current and prior year periods was also impacted by the Tax Legislation discussed in "Recent Developments and Items Impacting Comparability."

Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest represents the common public unitholders’ interest in SunCoke Energy Partners, L.P. as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
The following table provides details into net income (loss) attributable to noncontrolling interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Net income (loss) attributable to the Partnership's common public unitholders'(1)	$7.1	$(6.2)	$13.3	$11.7	$(63.8)	$75.5
Net income (loss) attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	0.1	(1.1)	1.2	(0.2)	(2.2)	2.0
Net income (loss) attributable to noncontrolling interest	$7.2	$(7.3)	$14.5	$11.5	$(66.0)	$77.5

(1)
The increase during the three months ended June 30, 2018 was driven by the absence of the loss on extinguishment of debt recorded in connection with the Partnership's debt restructuring in May 2017. The six months ended June 30, 2017 also included the $64.2 million impact of the IRS Final Regulations, previously described in " Recent Developments and Items Impacting Comparability."

(2) The increase during the three and six months ended June 30, 2018 as compared to the same prior year period was primarily driven by higher volumes and favorable operating and maintenance reimbursement.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$328.7	$296.5	$32.2	$646.8	$575.2	$71.6
Brazil Coke	10.2	10.5	(0.3)	20.3	21.3	(1.0)
Logistics	28.1	16.2	11.9	50.4	36.4	14.0
Logistics intersegment sales	5.5	5.1	0.4	10.9	10.2	0.7
Elimination of intersegment sales	(5.5)	(5.1)	(0.4)	(10.9)	(10.2)	(0.7)
Total sales and other operating revenues	$367.0	$323.2	$43.8	$717.5	$632.9	$84.6
Adjusted EBITDA(1):
Domestic Coke	$52.9	$44.0	$8.9	$107.2	$93.7	$13.5
Brazil Coke	4.8	4.5	0.3	9.5	8.9	0.6
Logistics	19.7	10.0	9.7	33.3	23.1	10.2
Corporate and Other(2)	(10.1)	(11.0)	0.9	(18.7)	(22.6)	3.9
Total Adjusted EBITDA	$67.3	$47.5	$19.8	$131.3	$103.1	$28.2
Coke Operating Data:
Domestic Coke capacity utilization	94%	90%	4%	93%	90%	3%
Domestic Coke production volumes (thousands of tons)	999	950	49	1,961	1,898	63
Domestic Coke sales volumes (thousands of tons)	1,007	953	54	1,981	1,899	82
Domestic Coke Adjusted EBITDA per ton(3)	$52.53	$46.17	$6.36	$54.11	$49.34	$4.77
Brazilian Coke production—operated facility (thousands of tons)	431	437	(6)	872	872	—
Logistics Operating Data:
Tons handled (thousands of tons)(4)	6,980	5,173	1,807	12,801	10,892	1,909
CMT take-or-pay shortfall tons (thousands of tons)(5)	63	956	(893)	126	1,500	(1,374)

(1)
See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2018 and 2017.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively, and $2.7 million and $6.2 million for the three and six months ended June 30, 2017, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2018 vs. 2017		Six months ended June 30, 2018 vs. 2017
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$296.5	$44.0	$575.2	$93.7
Volumes(1)	15.0	3.2	24.4	3.9
Coal cost recovery and yields(2)	11.7	4.1	40.8	7.4
Operating and maintenance costs(3)	3.1	(0.6)	4.9	(0.7)
Energy and other(4)	2.4	2.2	1.5	2.9
Current year period	$328.7	$52.9	$646.8	$107.2

(1)	The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility.

(2)
The increase in coal cost recovery and yields was driven by higher coal prices and improved operational coal-to-coke yields. Additionally, revenue and Adjusted EBITDA benefited in the current year periods from the absence of $1.4 million and $2.8 million of under-recovered coal costs from unfulfilled coal supply commitments during the three and six months ended June 30, 2017, respectively. Unfavorable coal cost recovery at Jewell during the three and six months ended June 30, 2018 decreased Adjusted EBITDA by $0.4 million and $1.6 million, respectively.

(3)
In 2018, the operating cost component of the contract at our Indiana Harbor facility reverted from fixed recovery per ton back to an annually negotiated budget, which drove favorable operating and maintenance cost recovery of $2.6 million and $5.1 million during the three and six months ended June 30, 2018, respectively, compared to the prior year periods. This increase was offset by higher maintenance and operating costs at other plants as compared to the prior year periods.

(4)	The increase was primarily related to higher energy sales as a result of the timing and scope of planned outages.
Logistics
The following table explains year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2018 vs. 2017		Six months ended June 30, 2018 vs. 2017
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$21.3	$10.0	$46.6	$23.1
Transloading volumes(1)	12.2	10.4	14.4	11.3
Price/margin impact of mix in transloading services	0.4	0.4	0.7	0.7
Operating and maintenance costs and other(2)	(0.3)	(1.1)	(0.4)	(1.8)
Current year period	$33.6	$19.7	$61.3	$33.3

(1)	The increase in revenues and Adjusted EBITDA during the three and six months ended June 30, 2018 was driven primarily by record sales volumes at CMT in the current year period.

(2)	Near-historic water levels in early 2018 resulted in increased operating costs at CMT, which negatively impacted Adjusted EBITDA during the first half of 2018 compared to the same prior year period.

Brazil
Revenues were $10.2 million and $20.3 million and Adjusted EBITDA was $4.8 million and $9.5 million during the three and six months ended June 30, 2018, respectively, which were comparable to results in the prior year periods.
Corporate and Other
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Corporate and other Adjusted EBITDA was a loss of $10.1 million in the second quarter 2018, an improvement of $0.9 million compared to the second quarter 2017, reflecting lower employee related expenses.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Corporate and other Adjusted EBITDA was a loss of $18.7 million for the six months ended June 30, 2018, an improvement of $3.9 million compared to the six months ended June 30, 2017. This improvement reflects $1.5 million of lower period-over-period losses associated with our legacy coal mining business, driven by lower black lung expense as well as the absence of transaction costs incurred in the prior year period in connection with the termination of the Company's proposal to acquire the outstanding units of the Partnership. The improvement also reflects lower employee related expenses.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replacement of partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of June 30, 2018, together with the Partnership, we had $143.0 million of cash and cash equivalents and $229.1 million of borrowing availability under our credit facilities.
Debt Refinancing
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Covenants
As of June 30, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In February 2018, S&P Global Ratings ("S&P Global") reaffirmed the Company and the Partnership's corporate credit rating of BB- (stable). Additionally, in May 2018, Moody’s Investors Service (“Moody’s”) reaffirmed the Company’s corporate family rating of B1 (stable).
Distribution
On July 16, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.40 per unit. This distribution will be paid on September 4, 2018 to unitholders of record on August 15, 2018. In the first quarter of 2018, the Partnership announced a reduction in its distribution, which is expected to strengthen the Partnership's balance sheet with repayment of debt and increasing cash balance. This distribution policy will enable the Partnership to achieve its stated leverage target of 3.50:1.00 or lower by the end of 2019, and it will provide the desired cushion when the Partnership's maximum leverage covenant steps down from the current 4.50:1:00 to 4.00:1.00 in June of 2020.
Partnership Common Unit Purchase Program
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. During the six months ended June 30, 2018 the Company purchased 231,171 of outstanding Partnership common units in the open market for total cash payments of $4.2 million, leaving $47.1 million available under the Company's authorized program.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$85.3	$54.4
Net cash used in investing activities	(39.3)	(1.9)
Net cash used in financing activities	(23.2)	(49.9)
Net increase in cash, cash equivalents and restricted cash	$22.8	$2.6
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $30.9 million to $85.3 million as compared to the corresponding prior year period. The increase reflects improved operations as compared to the same prior year period. Additionally, there was a favorable year-over-year change of approximately $12 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, which was primarily driven by rebuilding coal inventory to a normalized level in the prior year period. Additionally, the six months ended June 30, 2017 included $5.4 million of additional interest payments as a result of the Partnership's debt restructuring in the second quarter of 2017, which impacted the timing of when interest payments are made.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $37.4 million to $39.3 million as compared to $1.9 million in the corresponding prior year period. The change was attributable to the absence of the $20.5 million return of the Brazilian investment collected during the first quarter of 2017. Additionally, the current year period included higher capital spending, primarily on the environmental remediation project at our Granite City facility as compared to the same prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $26.7 million to $23.2 million as compared to the corresponding prior year period. The Company's purchases of outstanding Partnership common units under the previously discussed program were $20.4 million lower in 2018 as compared to the same prior year period. Additionally, the Partnership paid $6.9 million less in distributions to its public unitholders as compared to the same prior year period as a result of the new distribution policy. Both the January 2018 and May 2017 debt restructurings had a minimal net impact to financing cash flows.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Six Months Ended June 30,
	2018	2017

	(Dollars in millions)
Ongoing capital(1)	$25.4	$13.6
Environmental remediation projects(2)	17.6	8.4
Expansion capital	0.6	0.4
Total capital expenditures	$43.6	$22.4

(1)
Includes $11.1 million and $8.3 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the six months ended June 30, 2018 and 2017, respectively.

(2)	Includes $1.3 million and $0.3 million of capitalized interest in connection with the environmental remediation projects during the six months ended June 30, 2018 and 2017, respectively.
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
We anticipate spending approximately $150 million related to these environmental remediation projects, of which we have spent approximately $128 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter of 2018 for these known environmental remediation projects. The Company expects to make an additional capital contribution to the Partnership of approximately $15 million for the estimated future spending related to these environmental remediation projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the six months ended June 30, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2018 and 2017, respectively.
Below is a reconciliation of 2018 Adjusted EBITDA guidance from its closest GAAP measures:

	2018
	Low	High
Net cash provided by operating activities	$150	$165
Subtract:
Depreciation and amortization expense	137	129
Changes in working capital and other	(22)	(14)
Loss from equity method investment	5	5
Net income	$30	$45
Add:
Loss from equity method investment	5	5
Depreciation and amortization expense	137	129
Interest expense, net	63	63
Income tax expense	5	13
Adjusted EBITDA	$240	$255
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	80	84
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$160	$171

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
The risk factors discussed in “Risk Factors” could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on form 10-Q. There also may be other risks that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for steel, coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers and/or suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other changes in the business climate and market for coal, affecting customers or potential customers for the Partnership's logistics business;

•	our significant equity interest in the Partnership;

•	our ability to repair aging coke ovens to maintain operational performance;

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

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate asset sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	changes in credit terms required by our suppliers;

•	risks related to labor relations and workplace safety affecting our commercial operations and those of our customers and suppliers;

•	proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies, or their interpretations, including those relating to environmental matters and taxes;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us;

•	the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;

•	risks related to obligations under mineral leases retained by us in connection with the divestment of our legacy coal mining business;

•	risks related to environmental compliance;

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
Changes in Internal Control over Financial Reporting
During the first quarter of 2018, we implemented a new enterprise resource planning ("ERP") system. Accordingly, we modified the design and documentation of certain internal control processes and procedures relating to the new ERP system. Other than the ERP and related systems implementation, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares and the Partnership's program to repurchase outstanding units during the six months ended June 30, 2018. Please refer to SunCoke Energy, Inc.’s Annual Report on Form 10-K filed on February 15, 2018 for further information on the programs.
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

101*
The following financial statements from SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018, filed with the Securities and Exchange Commission on July 26, 2018, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	July 26, 2018	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)