Form 10-Q
period 2018-09-30
SunCoke Energy, Inc.
filed 2018-10-25
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 19, 2018, there were 64,748,426 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$364.5	$339.0	$1,082.0	$971.9
Costs and operating expenses
Cost of products sold and operating expenses	283.3	257.1	836.6	748.3
Selling, general and administrative expenses	15.7	17.4	49.2	61.0
Depreciation and amortization expense	35.4	30.6	100.3	97.2
Total costs and operating expenses	334.4	305.1	986.1	906.5
Operating income	30.1	33.9	95.9	65.4
Interest expense, net	15.4	16.5	46.9	46.0
Loss on extinguishment of debt	—	0.1	0.3	20.4
Income (loss) before income tax (benefit) expense	14.7	17.3	48.7	(1.0)
Income tax (benefit) expense	(2.4)	(1.5)	1.8	69.4
Loss from equity method investment	—	—	5.4	—
Net income (loss)	17.1	18.8	41.5	(70.4)
Less: Net income (loss) attributable to noncontrolling interests	5.6	7.2	17.1	(58.8)
Net income (loss) attributable to SunCoke Energy, Inc.	$11.5	$11.6	$24.4	$(11.6)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.18	$0.18	$0.38	$(0.18)
Diluted	$0.18	$0.18	$0.37	$(0.18)
Weighted average number of common shares outstanding:
Basic	64.7	64.3	64.7	64.3
Diluted	65.5	65.2	65.5	64.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Net income (loss)	$17.1	$18.8	$41.5	$(70.4)
Other comprehensive income:
Reclassifications of prior service cost and actuarial loss amortization to earnings, net of tax	(0.1)	0.1	(0.1)	0.1
Currency translation adjustment	(0.4)	0.3	(1.7)	0.1
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	9.0	—
Comprehensive income (loss)	16.6	19.2	48.7	(70.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5.6	7.2	17.1	(58.8)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$11.0	$12.0	$31.6	$(11.4)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$168.4	$120.2
Receivables	75.5	68.5
Inventories	118.0	111.0
Income tax receivable	2.7	4.8
Other current assets	5.3	6.7
Total current assets	369.9	311.2
Properties, plants and equipment (net of accumulated depreciation of $824.0 million and $733.2 million at September 30, 2018 and December 31, 2017, respectively)	1,488.8	1,501.3
Goodwill	76.9	76.9
Other intangible assets, net	159.6	167.9
Deferred charges and other assets	3.0	2.8
Total assets	$2,098.2	$2,060.1
Liabilities and Equity
Accounts payable	$154.9	$115.5
Accrued liabilities	45.7	53.2
Deferred revenue	2.6	1.7
Current portion of long-term debt and financing obligation	3.9	2.6
Interest payable	16.7	5.4
Total current liabilities	223.8	178.4
Long-term debt and financing obligation	834.7	861.1
Accrual for black lung benefits	45.9	44.9
Retirement benefit liabilities	26.5	28.2
Deferred income taxes	253.5	257.8
Asset retirement obligations	14.4	14.0
Other deferred credits and liabilities	16.8	16.1
Total liabilities	1,415.6	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,214,823 and 72,006,905 shares at September 30, 2018 and December 31, 2017, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at both September 30, 2018 and December 31, 2017	(140.7)	(140.7)
Additional paid-in capital	488.0	486.2
Accumulated other comprehensive loss	(14.0)	(21.2)
Retained earnings	125.6	101.2
Total SunCoke Energy, Inc. stockholders’ equity	459.6	426.2
Noncontrolling interests	223.0	233.4
Total equity	682.6	659.6
Total liabilities and equity	$2,098.2	$2,060.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$41.5	$(70.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	100.3	97.2
Deferred income tax (benefit) expense	(4.0)	70.4
Payments in excess of expense for postretirement plan benefits	(1.8)	(1.6)
Share-based compensation expense	2.2	4.1
Loss on extinguishment of debt	0.3	20.4
Loss from equity method investment	5.4	—
Changes in working capital pertaining to operating activities:
Receivables	(7.0)	(9.5)
Inventories	(7.0)	(29.2)
Accounts payable	30.6	32.9
Accrued liabilities	(7.3)	1.3
Deferred revenue	0.9	14.1
Interest payable	11.3	1.4
Income taxes	2.1	(4.4)
Other	3.1	1.6
Net cash provided by operating activities	170.6	128.3
Cash Flows from Investing Activities:
Capital expenditures	(70.7)	(49.6)
Sale of equity method investment	4.0	—
Return of Brazilian investment	—	20.5
Other investing activities	0.3	—
Net cash used in investing activities	(66.4)	(29.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	620.6
Repayment of long-term debt	(45.4)	(644.9)
Debt issuance costs	(0.5)	(16.6)
Proceeds from revolving credit facility	127.2	268.0
Repayment of revolving credit facility	(152.2)	(240.0)
Repayment of financing obligation	(1.9)	(1.8)
Acquisition of additional interest in the Partnership	(4.2)	(33.6)
Cash distribution to noncontrolling interests	(24.8)	(36.0)
Other financing activities	0.8	(0.3)
Net cash used in financing activities	(56.0)	(84.6)
Net increase in cash, cash equivalents and restricted cash	48.2	14.6
Cash, cash equivalents and restricted cash at beginning of period	120.2	134.5
Cash, cash equivalents and restricted cash at end of period	$168.4	$149.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$34.6	$41.7
Income taxes paid, net of refunds of $3.2 million and $1.0 million in 2018 and 2017, respectively	$3.4	$3.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	24.4	24.4	17.1	41.5
Reclassifications of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—		(1.7)	—	(1.7)	—	(1.7)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(24.8)	(24.8)
Share-based compensation expense	—	—	—	—	2.2	—	—	2.2	—	2.2
Share-issuances, net of shares withheld for taxes	207,918	—	—	—	0.8	—	—	0.8	—	0.8
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.5)	—	—	(1.5)	(2.7)	(4.2)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At September 30, 2018	72,214,823	$0.7	7,477,657	$(140.7)	$488.0	$(14.0)	$125.6	$459.6	$223.0	$682.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has approximately 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities.
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
On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during the nine months ended September 30, 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015. Therefore, its financial results had not been included in our financial statements since that time.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At September 30, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.4 percent limited partner interest in the Partnership. At September 30, 2018, the remaining 37.6 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Company retrospectively adopted this ASU in the first quarter 2018 and modified the Company's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The restricted cash balance was zero at both September 30, 2018 and December 31, 2017, and was $0.4 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively. Historical restricted cash balances were related to cash withheld from the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Company adopted this ASU in the first quarter 2018 and retrospectively presented net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. In conjunction with the adoption of this standard, expense of $0.4 million and $1.0 million was reclassified from operating income and was recorded in interest expense, net on the Consolidated Statements of Operations during the three and nine months ended September 30, 2017. See Note 7.
In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The Company adopted this ASU in the first quarter 2018 and reclassified $1.1 million of deferred tax adjustments to accumulated other comprehensive income (loss) from retained earnings on the December 31, 2017 balance sheet for the tax effects resulting from the Tax Cuts and Jobs Act of 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 842.  This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and is in the process of analyzing the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We are implementing a technology tool to assist with the accounting and reporting requirements of this standard. While we are still evaluating the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as land, the lease of our corporate office space and certain equipment rentals, will increase the reported assets and liabilities on our Consolidated Balance Sheets. The Company expects to prospectively adopt this standard on January 1, 2019.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

2. Inventories
The components of inventories were as follows:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
Coal	$69.7	$61.4
Coke	7.3	12.3
Materials, supplies and other	41.0	37.3
Total inventories	$118.0	$111.0
3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Logistics segments was $3.4 million and $73.5 million at both September 30, 2018 and December 31, 2017, respectively.
The components of other intangible assets, net were as follows:

		September 30, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	4	$31.7	$16.6	$15.1	$31.7	$13.8	$17.9
Customer relationships	13	28.7	7.1	21.6	28.7	5.7	23.0
Permits	24	139.0	16.1	122.9	139.0	12.2	126.8
Trade name	—	1.2	1.2	—	1.2	1.0	0.2
Total		$200.6	$41.0	$159.6	$200.6	$32.7	$167.9
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency ("EPA") and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 2.7 years.
Total amortization expense for intangible assets subject to amortization was $2.7 million and $8.3 million for the three and nine months ended September 30, 2018, respectively, and $2.8 million and $8.3 million for the three and nine months ended September 30, 2017, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded an income tax benefit of $2.4 million for the three months ended September 30, 2018 and income tax expense of $1.8 million for the nine months ended September 30, 2018, respectively, resulting in effective tax rates of (16.0) percent and 3.7 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference in the Company’s effective tax rates as compared to the statutory rate was primarily the result of earnings attributable to its noncontrolling ownership interests in partnerships as well as a favorable adjustment to the valuation allowance associated with foreign tax credit carryforwards further discussed below.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provided for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Tax Legislation for the reporting period which includes enactment.
Based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018. As of September 30, 2018, there was a $9.2 million valuation allowance against $17.5 million of foreign tax credit carryforwards. There were no other significant changes to previous estimates and amounts recorded in 2017 relating to this Tax Legislation.
The Company recorded an income tax benefit of $1.5 million for the three months ended September 30, 2017. The benefit was primarily due to the impact of earnings attributable to its noncontrolling interests in partnerships, partially offset by an increase in Illinois income tax rate effective July 2017. The Company recorded income tax expense of $69.4 million during the nine months ended September 30, 2017. Additionally, income tax expense during the nine months ended September 30, 2017 included the impacts of the Internal Revenue Service ("IRS") announcement of its final regulations on qualifying income in January 2017, discussed below.
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

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
Accrued benefits	$18.4	$21.3
Current portion of postretirement benefit obligation	3.1	3.1
Other taxes payable	11.0	10.5
Current portion of black lung liability	5.4	5.4
Accrued legal	4.3	5.6
Other	3.5	7.3
Total accrued liabilities	$45.7	$53.2

6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
7.625 percent senior notes, due 2019 ("2019 Notes")	—	44.6
Term loan, due 2022 ("Term Loan")	44.1	—
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	105.0	130.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	10.8	12.7
Total borrowings	859.9	887.3
Original issue discount	(5.5)	(5.9)
Debt issuance costs	(15.8)	(17.7)
Total debt and financing obligation	838.6	863.7
Less: current portion of long-term debt and financing obligation	3.9	2.6
Total long-term debt and financing obligation	$834.7	$861.1
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
Revolving Facility
The Revolving Facility has capacity of $100.0 million. As of September 30, 2018, the Revolving Facility had letters of credit outstanding of $23.9 million and no outstanding balance, leaving $76.1 million available.
Partnership Revolver
The Partnership Revolver has capacity of $285.0 million. As of September 30, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $105.0 million, leaving $178.1 million available.
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
As of September 30, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

Maturities
As of September 30, 2018, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2018	$0.8
2019	3.9
2020(1)	10.8
2021	3.4
2022	141.0
2023-Thereafter	700.0
Total	$859.9

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.
7. Retirement Benefits Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. The expense from these plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Interest cost on benefit obligations	$0.2	$0.3	$0.7	$0.9
Amortization of:
Actuarial losses	0.1	0.3	0.4	0.7
Prior service benefit	(0.2)	(0.2)	(0.5)	(0.6)
Total expense(1)	$0.1	$0.4	$0.6	$1.0

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associated with these plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Operations during the periods presented. Prior year periods have been reclassified to also reflect this presentation.

Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pre-tax income and the aggregate compensation levels of participating employees are charged against income as incurred. In both 2018 and 2017, these contributions amounted to $1.6 million and $4.7 million for the three and nine months ended September 30, respectively.

8. Commitments and Contingent Liabilities
Legal Matters
SunCoke Energy is party to an omnibus agreement, pursuant to which we have agreed to indemnify the Partnership for costs and expenses related to remediation of certain identified environmental matters in existence prior to the Partnership's initial public offering on January 24, 2013 ("IPO") at the Partnership’s Haverhill and Middletown facilities and certain identified environmental matters at the Partnership's Granite City facility in existence prior to its dropdown in January of 2015 ("Granite City Dropdown"). However, under the terms of the omnibus agreement, SunCoke Energy is not obligated to indemnify the Partnership for any new environmental matters coming into existence after the IPO at the Partnership’s Haverhill and Middletown facilities, or any new environmental matters coming into existence after the Granite City Dropdown at the Partnership's Granite City facility.
The EPA issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. An amendment was lodged in February 2018 and entered by the federal district court in July 2018. The amendment provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but the Company now expects to complete the project in July 2019 and is in discussions with the government entities regarding, among other things, the timing thereof.
We anticipate spending approximately $150 million related to these projects, of which we have spent approximately $132 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter of 2018 for these known environmental remediation projects. The Company expects to make additional capital contributions to the Partnership of approximately $10 million in the fourth quarter of 2018 and approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
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
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC have met regularly since those discussions commenced, and continued to meet regularly in 2017 to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement of the NOVs/FOVs. A consent decree among the parties was lodged in federal court in January 2018 and is undergoing review. The settlement includes a $2.5 million civil penalty payment, which is included in accrued liabilities on the Consolidated Balance Sheets at both September 30, 2018 and December 31, 2017. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
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
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $51.3 million and $50.3 million at September 30, 2018 and December 31, 2017, respectively, of which the current portion of $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
9. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2018, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.
Stock Options
The Company granted the following stock options during the nine months ended September 30, 2018 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	78,447	$10.49	$5.38
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2018 was based on using the following weighted-average assumptions:

Nine Months Ended September 30, 2018
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

Restricted Stock Units Settled in Shares
The Company issued 32,128 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the nine months ended September 30, 2018. The weighted average grant date fair value was $10.49 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the nine months ended September 30, 2018 that vest on December 31, 2020:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	96,389	$11.36

(1)
The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.

(2)
The number of PSUs ultimately awarded will be determined by the above performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.

The award may vest between zero and 250 percent of the original units granted. In the event the TSR performance is negative, the overall payout of the award shall be capped at 100 percent. The fair value of the PSUs granted during the nine months ended September 30, 2018 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2018, the Company issued 108,522 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2018 was $10.71 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each period and at both September 30, 2018 and December 31, 2017 was not material.
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
The Company issued a grant date fair value award of $1.0 million during the nine months ended September 30, 2018 that vest on December 31, 2020. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The ultimate award value will be determined by the performance versus targets and the Company's three-year TSR Modifier performance but will be capped at 250 percent of the target award.
The cash incentive award liability at September 30, 2018 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both September 30, 2018 and December 31, 2017 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	September 30, 2018
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.1	$0.3	$0.4	$1.1	$0.6	1.7
RSUs	0.1	0.2	0.3	0.9	$0.3	1.8
PSUs	0.3	0.5	1.2	1.7	$2.7	2.1
Total equity awards	$0.5	$1.0	$1.9	$3.7
Liability Awards:
Cash RSUs	$0.2	$0.1	$0.8	$0.5	$1.4	1.5
Cash incentive award	0.1	0.1	0.6	0.4	$0.9	2.0
Total liability awards	$0.3	$0.2	$1.4	$0.9

(1)	Compensation expense recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company and the Partnership issued $0.3 million and $0.4 million of shared-based compensation to the Company's and the Partnership's Board of Directors during the nine months ended September 30, 2018 and 2017, respectively.

10. Acquisition of Noncontrolling Interest
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. At September 30, 2018 there was $47.1 million available under the authorized program.
The following table summarizes the Company's purchases of outstanding Partnership common units in the open market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Units purchased	—	520,573	231,171	1,980,977
Cash paid	$—	$9.0	$4.2	$33.6
Decrease in noncontrolling interest (1)	$—	$5.3	$2.7	$20.7
Decrease in additional paid in capital (2)	$—	$2.3	$1.2	$8.1

(1)	Represents Partnership's net book value acquired by the Company.

(2)
Represents consideration paid in excess of the net book value of the noncontrolling interest acquired net of deferred tax adjustments of zero and $0.3 million for the three and nine months ended September 30, 2018, respectively, and $1.4 million and $4.8 million for the three and nine months ended September 30, 2017, respectively.

The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy, Inc.	$11.5	$11.6	$24.4	$(11.6)
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	—	(2.3)	(1.2)	(8.1)
Change from net income (loss) attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$11.5	$9.3	$23.2	$(19.7)

11. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net income attributable to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.7	64.3	64.7	64.3
Add: Effect of dilutive share-based compensation awards	0.8	0.9	0.8	—
Weighted-average number of shares-diluted	65.5	65.2	65.5	64.3
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Shares in millions)
Stock options	2.8	2.9	2.8	3.3
Restricted stock units	—	—	—	0.2
Performance stock units	—	0.2	0.1	0.9
Total	2.8	3.1	2.9	4.4

12. Supplemental Accumulated Other Comprehensive Loss Information
Changes in accumulated other comprehensive loss, by component, are presented below:

	Benefit Plans	Currency Translation Adjustments	Total

	(Dollars in millions)
At December 31, 2017	$(6.5)	$(14.7)	$(21.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Currency translation adjustment	—	(1.7)	(1.7)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	9.0	9.0
At September 30, 2018	$(6.6)	$(7.4)	$(14.0)
Reclassifications out of accumulated other comprehensive loss were as follows(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Recognition of accumulated currency translation adjustments(2)	$—	$—	$9.0	$—
Amortization of postretirement benefit plan items to net income:
Actuarial loss(3)	$0.1	$0.3	$0.4	$0.7
Prior service benefit(3)	(0.2)	(0.2)	(0.5)	(0.6)
Total expense before taxes	(0.1)	0.1	8.9	0.1
Less income tax benefit	—	—	—	—
Total expense, net of tax	$(0.1)	$0.1	$8.9	$0.1

(1)	Amounts in parentheses indicate credits to net income.

(2)	These accumulated currency translation losses were recognized into income as a result of the sale of our equity method investment in VISA SunCoke Limited.

(3)	These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit). See Note 7.
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $6.6 million and $5.5 million at September 30, 2018 and December 31, 2017, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.6 million at September 30, 2018, with $0.9 million included in accrued liabilities and $2.7 million included in other deferred credit and liabilities on the Consolidated Balance Sheets. The fair value of the contingent consideration was $2.5 million at December 31, 2017 and was included in other deferred credits and liabilities on the Consolidated Balance Sheets. The increase in the fair value of the contingent consideration liability was primarily due to changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2018 and December 31, 2017, the fair value of the Company’s total debt was estimated to be $908.9 million and $919.7 million, respectively, compared to a carrying amount of $859.9 million and $887.3 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $320 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.
The following table provides changes in the Company's deferred revenue:

	2018	2017
	(Dollars in millions)
Beginning balance at December 31, 2017 and 2016, respectively	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.4)	(2.1)
Billings in excess of services performed, not recognized as revenue	2.3	16.2
Ending balance at September 30, 2018 and 2017, respectively	$2.6	$16.6
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$312.4	$288.7	$928.6	$836.1
Energy	12.5	14.7	39.2	39.3
Logistics	27.5	21.3	77.6	55.1
Operating and licensing fees	9.7	10.9	30.0	32.2
Other	2.4	3.4	6.6	9.2
Sales and other operating revenue	$364.5	$339.0	$1,082.0	$971.9

The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$176.7	$163.6	$513.8	$468.8
AM Brazil	9.7	10.9	30.0	32.2
AK Steel	96.3	84.2	284.0	251.1
U.S. Steel	47.4	58.5	154.5	157.6
Foresight and Murray	17.4	8.4	48.9	27.9
Other	17.0	13.4	50.8	34.3
Sales and other operating revenue	$364.5	$339.0	$1,082.0	$971.9
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$326.8	$309.7	$973.6	$884.9
Brazil Coke	9.7	10.9	30.0	32.2
Logistics	28.0	18.4	78.4	54.8
Logistics intersegment sales	5.7	4.8	16.6	15.0
Elimination of intersegment sales	(5.7)	(4.8)	(16.6)	(15.0)
Total sales and other operating revenues	$364.5	$339.0	$1,082.0	$971.9

Adjusted EBITDA:
Domestic Coke	$49.1	$55.6	$156.3	$149.3
Brazil Coke	4.5	4.6	14.0	13.5
Logistics	21.0	12.6	54.3	35.7
Corporate and Other(1)	(8.6)	(10.7)	(27.3)	(33.3)
Total Adjusted EBITDA	$66.0	$62.1	$197.3	$165.2

Depreciation and amortization expense:
Domestic Coke(2)	$28.7	$24.0	$79.5	$77.4
Brazil Coke	0.2	0.2	0.5	0.5
Logistics	6.2	6.1	19.2	18.3
Corporate and Other	0.3	0.3	1.1	1.0
Total depreciation and amortization expense	$35.4	$30.6	$100.3	$97.2

Capital expenditures:
Domestic Coke	$25.1	$26.0	$67.1	$45.9
Logistics	1.9	0.5	3.5	1.8
Corporate and Other	—	0.7	0.1	1.9
Total capital expenditures	$27.0	$27.2	$70.7	$49.6

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.9 million and $7.6 million during the three and nine months ended September 30, 2018, respectively, as well as $2.0 million and $8.2 million during the three and nine months ended September 30, 2017, respectively.

(2)
We revised the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design, resulting in additional depreciation of $2.7 million, or $0.04 per common share, during both the three and nine months ended September 30, 2018.

The following table sets forth the Company's segment assets:

	September 30, 2018	December 31, 2017

	(Dollars in millions)
Segment assets
Domestic Coke	$1,474.8	$1,439.7
Brazil Coke	14.7	10.9
Logistics	473.7	491.9
Corporate and Other	132.3	112.8
Segment assets, excluding income tax receivable	2,095.5	2,055.3
Income tax receivable	2.7	4.8
Total assets	$2,098.2	$2,060.1

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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$85.3	$73.9	$170.6	$128.3
Subtract:
Depreciation and amortization expense	35.4	30.6	100.3	97.2
Deferred income tax (benefit) expense	(4.3)	(9.4)	(4.0)	70.4
Loss on extinguishment of debt	—	0.1	0.3	20.4
Loss from equity method investment	—	—	5.4	—
Changes in working capital and other	37.1	33.8	27.1	10.7
Net income (loss)	$17.1	$18.8	$41.5	$(70.4)
Add:
Depreciation and amortization expense	$35.4	$30.6	$100.3	$97.2
Interest expense, net(1)	15.4	16.1	46.9	45.0
Loss on extinguishment of debt	—	0.1	0.3	20.4
Income tax (benefit) expense	(2.4)	(1.5)	1.8	69.4
Contingent consideration adjustments	0.5	(2.0)	1.1	(1.7)
Loss from equity method investment	—	—	5.4	—
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(2)	—	—	—	5.3
Adjusted EBITDA	$66.0	$62.1	$197.3	$165.2
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	21.0	21.9	61.6	61.0
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.0	$40.2	$135.7	$104.2

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associated with the postretirement benefit plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Operations during the periods presented. Amounts in prior periods were immaterial, and therefore, were not reclassified in the reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities.

(2)	During the second quarter of 2017, the Company wrote-off previously capitalized engineering and land deposit costs of $5.3 million.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

16. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following information, SunCoke Energy is referred to as “Issuer.” The indenture dated July 26, 2011 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
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

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no "Default" or "Event of Default", as defined under the indenture governing the Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an "unrestricted subsidiary" in accordance with the indenture governing the Notes;

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied; or

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$55.0	$310.5	$(1.0)	$364.5
Equity in earnings of subsidiaries	13.0	6.4	—	(19.4)	—
Total revenues, net of equity earnings of subsidiaries	13.0	61.4	310.5	(20.4)	364.5
Costs and operating expenses
Cost of products sold and operating expense	—	42.9	241.4	(1.0)	283.3
Selling, general and administrative expense	1.2	3.3	11.2	—	15.7
Depreciation and amortization expense	—	1.9	33.5	—	35.4
Total costs and operating expenses	1.2	48.1	286.1	(1.0)	334.4
Operating income	11.8	13.3	24.4	(19.4)	30.1
Interest (income) expense, net - affiliate	—	(1.5)	1.5	—	—
Interest expense (income), net	0.8	(0.3)	14.9	—	15.4
Total interest expense (income), net	0.8	(1.8)	16.4	—	15.4
Income before income tax benefit	11.0	15.1	8.0	(19.4)	14.7
Income tax benefit	(0.6)	(0.5)	(1.3)	—	(2.4)
Net income	11.6	15.6	9.3	(19.4)	17.1
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net income attributable to SunCoke Energy, Inc.	$11.6	$15.6	$3.7	$(19.4)	$11.5
Comprehensive income	$11.0	$15.5	$8.9	$(18.8)	$16.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.6	—	5.6
Comprehensive income attributable to SunCoke Energy, Inc.	$11.0	$15.5	$3.3	$(18.8)	$11.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$53.6	$286.5	$(1.1)	$339.0
Equity in earnings of subsidiaries	14.2	6.6	—	(20.8)	—
Total revenues, net of equity in earnings of subsidiaries	14.2	60.2	286.5	(21.9)	339.0
Costs and operating expenses
Cost of products sold and operating expenses	—	40.4	217.8	(1.1)	257.1
Selling, general and administrative expenses	1.5	3.3	12.6	—	17.4
Depreciation and amortization expense	—	1.8	28.8	—	30.6
Total costs and operating expenses	1.5	45.5	259.2	(1.1)	305.1
Operating income	12.7	14.7	27.3	(20.8)	33.9
Interest (income) expense, net - affiliate	—	(1.9)	1.9	—	—
Interest expense, net	1.3	0.1	15.1	—	16.5
Total interest expense (income), net	1.3	(1.8)	17.0	—	16.5
Loss on extinguishment of debt	—	—	0.1	—	0.1
Income before income tax benefit	11.4	16.5	10.2	(20.8)	17.3
Income tax benefit	(0.2)	(1.2)	(0.1)	—	(1.5)
Net income	11.6	17.7	10.3	(20.8)	18.8
Less: Net income attributable to noncontrolling interests	—	—	7.2	—	7.2
Net income attributable to SunCoke Energy, Inc.	$11.6	$17.7	$3.1	$(20.8)	$11.6
Comprehensive income	$12.0	$17.7	$10.7	$(21.2)	$19.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.2	—	7.2
Comprehensive income attributable to SunCoke Energy, Inc.	$12.0	$17.7	$3.5	$(21.2)	$12.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$162.7	$922.7	$(3.4)	$1,082.0
Equity in earnings of subsidiaries	31.0	24.3	—	(55.3)	—
Total revenues, net of equity in earnings of subsidiaries	31.0	187.0	922.7	(58.7)	1,082.0
Costs and operating expenses
Cost of products sold and operating expense	—	125.8	714.2	(3.4)	836.6
Selling, general and administrative expense	5.2	10.0	34.0	—	49.2
Depreciation and amortization expense	—	5.9	94.4	—	100.3
Total costs and operating expenses	5.2	141.7	842.6	(3.4)	986.1
Operating income	25.8	45.3	80.1	(55.3)	95.9
Interest (income) expense, net - affiliate	—	(5.6)	5.6	—	—
Interest expense (income), net	2.3	(0.7)	45.3	—	46.9
Total interest expense (income), net	2.3	(6.3)	50.9	—	46.9
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	23.2	51.6	29.2	(55.3)	48.7
Income tax (benefit) expense	(1.2)	5.7	(2.7)	—	1.8
Loss from equity method investment	—	—	5.4	—	5.4
Net income	24.4	45.9	26.5	(55.3)	41.5
Less: Net income attributable to noncontrolling interests	—	—	17.1	—	17.1
Net income attributable to SunCoke Energy, Inc.	$24.4	$45.9	$9.4	$(55.3)	$24.4
Comprehensive income	$31.6	$45.7	$33.9	$(62.5)	$48.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	17.1	—	17.1
Comprehensive income attributable to SunCoke Energy, Inc.	$31.6	$45.7	$16.8	$(62.5)	$31.6

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$156.0	$819.2	$(3.3)	$971.9
Equity in earnings (loss) of subsidiaries	0.7	(95.5)	—	94.8	—
Total revenues, net of equity in earnings (loss) of subsidiaries	0.7	60.5	819.2	91.5	971.9
Costs and operating expenses
Cost of products sold and operating expense	—	115.5	636.1	(3.3)	748.3
Selling, general and administrative expense	6.5	18.3	36.2	—	61.0
Depreciation and amortization expense	—	5.6	91.6	—	97.2
Total costs and operating expenses	6.5	139.4	763.9	(3.3)	906.5
Operating (loss) income	(5.8)	(78.9)	55.3	94.8	65.4
Interest (income) expense, net - affiliate	—	(5.6)	5.6	—	—
Interest expense, net	3.8	0.3	41.9	—	46.0
Total interest expense (income), net	3.8	(5.3)	47.5	—	46.0
Loss on extinguishment of debt	0.4	—	20.0	—	20.4
Loss before income tax expense (benefit)	(10.0)	(73.6)	(12.2)	94.8	(1.0)
Income tax expense (benefit)	1.6	(87.2)	155.0	—	69.4
Net (loss) income	(11.6)	13.6	(167.2)	94.8	(70.4)
Less: Net loss attributable to noncontrolling interests	—	—	(58.8)	—	(58.8)
Net (loss) income attributable to SunCoke Energy, Inc.	$(11.6)	$13.6	$(108.4)	$94.8	$(11.6)
Comprehensive (loss) income	$(11.4)	$13.6	$(167.0)	$94.6	$(70.2)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(58.8)	—	(58.8)
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(11.4)	$13.6	$(108.2)	$94.6	$(11.4)

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$130.3	$38.1	$—	$168.4
Receivables	—	12.8	62.7	—	75.5
Inventories	—	9.2	108.8	—	118.0
Income tax receivable	—	—	94.9	(92.2)	2.7
Other current assets	—	3.3	2.0	—	5.3
Advances to affiliate	—	263.5	—	(263.5)	—
Total current assets	—	419.1	306.5	(355.7)	369.9
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	55.4	1,433.4	—	1,488.8
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.2	158.4	—	159.6
Deferred income taxes	7.4	—	—	(7.4)	—
Deferred charges and other assets	—	2.8	0.2	—	3.0
Total assets	$7.4	$481.9	$2,172.0	$(563.1)	$2,098.2
Liabilities and Equity
Advances from affiliate	$165.8	$—	$97.7	$(263.5)	$—
Accounts payable	—	17.1	137.8	—	154.9
Accrued liabilities	1.5	12.1	32.1	—	45.7
Deferred revenue	—	—	2.6	—	2.6
Current portion of long-term debt and financing obligation	1.2	—	2.7	—	3.9
Interest payable	0.4	—	16.3	—	16.7
Income taxes payable	2.9	89.3	—	(92.2)	—
Total current liabilities	171.8	118.5	289.2	(355.7)	223.8
Long-term debt and financing obligation	41.4	—	793.3	—	834.7
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	12.5	33.4	—	45.9
Retirement benefit liabilities	—	13.0	13.5	—	26.5
Deferred income taxes	—	190.4	70.5	(7.4)	253.5
Asset retirement obligations	—	—	14.4	—	14.4
Other deferred credits and liabilities	3.8	6.6	6.4	—	16.8
Total liabilities	217.0	541.0	1,220.7	(563.1)	1,415.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2018	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,214,823 shares at September 30, 2018	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at September 30, 2018	(140.7)	—	—	—	(140.7)
Additional paid-in capital	488.0	61.8	615.3	(677.1)	488.0
Accumulated other comprehensive loss	(14.0)	(2.4)	(11.6)	14.0	(14.0)
Retained earnings	125.7	521.7	124.6	(646.4)	125.6
Equity investment eliminations	(669.3)	(640.2)	—	1,309.5	—
Total SunCoke Energy, Inc. stockholders’ equity	(209.6)	(59.1)	728.3	—	459.6
Noncontrolling interests	—	—	223.0	—	223.0
Total equity	(209.6)	(59.1)	951.3	—	682.6
Total liabilities and equity	$7.4	$481.9	$2,172.0	$(563.1)	$2,098.2

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$24.4	$45.9	$26.5	$(55.3)	$41.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	5.9	94.4	—	100.3
Deferred income tax benefit	(0.3)	(3.1)	(0.6)	—	(4.0)
Payments in excess of expense for postretirement plan benefits	—	(0.7)	(1.1)	—	(1.8)
Share-based compensation expense	2.2	—	—	—	2.2
Equity in loss of subsidiaries	(31.0)	(24.3)	—	55.3	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Loss from equity method investment	—	—	5.4	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	—	4.3	(11.3)	—	(7.0)
Inventories	—	(0.1)	(6.9)	—	(7.0)
Accounts payable	(0.3)	1.3	29.6	—	30.6
Accrued liabilities	0.1	(7.6)	0.2	—	(7.3)
Deferred revenue	—	—	0.9	—	0.9
Interest payable	(1.0)	—	12.3	—	11.3
Income taxes	1.0	7.9	(6.8)	—	2.1
Other	0.5	1.6	1.0		3.1
Net cash (used in) provided by operating activities	(4.1)	31.1	143.6	—	170.6
Cash Flows from Investing Activities:
Capital expenditures	—	(1.7)	(69.0)	—	(70.7)
Other investing activities	—	—	0.3	—	0.3
Sale of equity method investment	—	—	4.0	—	4.0
Net cash used in investing activities	—	(1.7)	(64.7)	—	(66.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.4)	—	—	—	(45.4)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	127.2	—	127.2
Repayment of revolving facility	—	—	(152.2)	—	(152.2)
Repayment of financing obligation	—	—	(1.9)	—	(1.9)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Cash distribution to noncontrolling interests	—	—	(24.8)	—	(24.8)
Other financing activities	0.8	—	—	—	0.8
Net increase (decrease) in advances from affiliates	4.2	1.5	(5.7)	—	—
Net cash provided by (used in) financing activities	4.1	(2.7)	(57.4)	—	(56.0)
Net increase in cash and cash equivalents	—	26.7	21.5	—	48.2
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$130.3	$38.1	$—	$168.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net (loss) income	$(11.6)	$13.6	$(167.2)	$94.8	$(70.4)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	—	5.6	91.6	—	97.2
Deferred income tax expense (benefit)	6.0	(100.3)	164.7	—	70.4
Payments in excess of expense for postretirement plan benefits	—	(0.5)	(1.1)	—	(1.6)
Share-based compensation expense	3.9	—	0.2	—	4.1
Equity in (loss) earnings of subsidiaries	(0.7)	95.5	—	(94.8)	—
Loss on extinguishment of debt	0.4	—	20.0	—	20.4
Changes in working capital pertaining to operating activities:
Receivables	—	(2.8)	(6.7)	—	(9.5)
Inventories	—	(1.4)	(27.8)	—	(29.2)
Accounts payable	—	4.3	28.6	—	32.9
Accrued liabilities	(0.7)	(4.3)	6.3	—	1.3
Deferred revenue	—	—	14.1	—	14.1
Interest payable	(0.9)	—	2.3	—	1.4
Income taxes	19.0	(12.1)	(11.3)	—	(4.4)
Other	0.9	1.6	(0.9)	—	1.6
Net cash provided by (used in) operating activities	16.3	(0.8)	112.8	—	128.3
Cash Flows from Investing Activities:
Capital expenditures	—	(3.3)	(46.3)	—	(49.6)
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash used in investing activities	—	(3.3)	(25.8)	—	(29.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	620.6	—	620.6
Repayment of long-term debt	—	—	(644.9)	—	(644.9)
Debt issuance cost	(1.7)	—	(14.9)	—	(16.6)
Proceeds from revolving facility	—	—	268.0	—	268.0
Repayments of revolving facility	—	—	(240.0)	—	(240.0)
Repayment of financing obligation	—	—	(1.8)	—	(1.8)
Acquisition of additional interest in the Partnership	—	(33.6)	—	—	(33.6)
Cash distribution to noncontrolling interests	—	—	(36.0)	—	(36.0)
Other financing activities	(0.3)	—	—	—	(0.3)
Net (decrease) increase in advances from affiliates	(14.3)	78.2	(63.9)	—	—
Net cash (used in) provided by financing activities	(16.3)	44.6	(112.9)	—	(84.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	40.5	(25.9)	—	14.6
Cash, cash equivalents and restricted cash at beginning of period	—	59.7	74.8	—	134.5
Cash, cash equivalents and restricted cash at end of period	$—	$100.2	$48.9	$—	$149.1

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 15 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” "SunCoke," “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has approximately 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own coke-making facilities.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. As of September 30, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.4 percent limited partner interest in the Partnership. As of September 30, 2018, the remaining 37.6 percent interest in the Partnership was held by public unitholders.
Cokemaking
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill Coke Company LLC ("Haverhill"), Middletown Coke Company, LLC ("Middletown"), Gateway Energy and Coke Company, LLC ("Granite City"), Jewell Coke Company, L.P. ("Jewell") and Indiana Harbor Coke Company ("Indiana Harbor") cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil"), which has approximately 1.7 million tons of annual cokemaking capacity. Also, during the second quarter of 2018 we sold our 49 percent ownership in VISA SunCoke Limited. See further discussion in "Recent Developments and Items Impacting Comparability" later in this section.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, they have recently benefited from improved steel pricing, favorable trade policies, including U.S. steel tariffs signed into order during the first half of 2018, and solid end market demand. In response to the improving macro environment, United States Steel Corporation (“U.S. Steel”) restarted both of the blast furnaces at its Granite City Works facility during 2018. Despite the improving market trends, AK Steel has kept portions of its Ashland Kentucky Works facility idled.

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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of September 30, 2018:

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
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of an arm's-length transactions. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.
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
Strong API2 and API5 index prices continue to provide attractive economics for Illinois Basin and Northern Appalachian coal producers, which supported continued strong volumes at CMT. Late in the first quarter of 2018, near-historic water levels on the Mississippi River adversely impacted our barge unloading activities and temporarily limited larger vessel loading activity at CMT. River conditions returned to normal during the middle of the second quarter of 2018. At KRT, metallurgical market conditions and volumes were favorable in 2018 compared to 2017 and we also saw improved demand from utility customers in the southeast region. However, KRT volumes were suppressed by rail availability due to strong demand for bulk products in the export market and barge availability due to high water on the Ohio River during the third quarter of 2018.
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(Dollars in millions)
Net income (loss)	$17.1	$18.8	$(1.7)	$41.5	$(70.4)	$111.9
Net cash provided by operating activities	$85.3	$73.9	$11.4	$170.6	$128.3	$42.3
Adjusted EBITDA	$66.0	$62.1	$3.9	$197.3	$165.2	$32.1
In the third quarter of 2018, strong operating performance at our Indiana Harbor facility and higher sales volumes at CMT were offset by the impact of an outage at our Granite City facility. See detailed analysis of the quarter's results throughout the MD&A. See Note 15 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.

Recent Developments and Items Impacting Comparability

•
2018 Guidance Update. The Company now anticipates that its full year 2018 Adjusted EBITDA results will be at the top end of its $240 million to $255 million guidance range driven by improved performance at our Indiana Harbor facility. Full year guidance also includes the impact of a planned outage at our Granite City facility, which began during the third quarter of 2018 and materially increased in scope and duration from our original expectations as our analysis revealed additional improvements would benefit the facility. This outage is expected to be completed in late November of 2018 and will result in a full year reduction to Adjusted EBITDA of approximately $6.5 million beyond the originally planned estimate as well as additional capital expenditures of approximately $5 million.

•
Granite City Fire. In July 2018, our Granite City facility experienced a fire on a piece of machinery resulting in lost production, unanticipated repair costs and lower energy revenues. This event negatively impacted Adjusted EBITDA by $2.6 million in the third quarter of 2018.

•
India Equity Method Investment. On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during the nine months ended September 30, 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015.

•Tax Rulings.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revises the U.S. corporate income tax structure, including lowering corporate income tax rates. For the three and nine months ended September 30, 2018, the Company's effective tax rate was (16.0) percent and 3.7 percent, respectively, approximately 38.0 percent and 17.7 percent lower than it would have been had the new Tax Legislation not been enacted.

During the third quarter of 2018, based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018. See Note 4 to our consolidated financial statements.

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

•
Indiana Harbor 2019 Oven Rebuilds. We continue to see increased volumes on improved performance from the rebuilt ovens at our Indiana Harbor facility. In 2019, we will execute the final phase of our multi-year rebuild initiative and expect to rebuild the remaining 57 ovens. The total cost of the 2019 rebuilds is expected to be between $50 million and $60 million, which includes approximately $10 million to $12 million of operating and maintenance costs.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$364.5	$339.0	$25.5	$1,082.0	$971.9	$110.1
Costs and operating expenses
Cost of products sold and operating expenses	283.3	257.1	26.2	836.6	748.3	88.3
Selling, general and administrative expenses	15.7	17.4	(1.7)	49.2	61.0	(11.8)
Depreciation and amortization expense	35.4	30.6	4.8	100.3	97.2	3.1
Total costs and operating expenses	334.4	305.1	29.3	986.1	906.5	79.6
Operating income	30.1	33.9	(3.8)	95.9	65.4	30.5
Interest expense, net	15.4	16.5	(1.1)	46.9	46.0	0.9
Loss on extinguishment of debt	—	0.1	(0.1)	0.3	20.4	(20.1)
Income (loss) before income tax (benefit) expense	14.7	17.3	(2.6)	48.7	(1.0)	49.7
Income tax (benefit) expense	(2.4)	(1.5)	(0.9)	1.8	69.4	(67.6)
Loss from equity method investment	—	—	—	5.4	—	5.4
Net income (loss)	17.1	18.8	(1.7)	41.5	(70.4)	111.9
Less: Net income (loss) attributable to noncontrolling interests	5.6	7.2	(1.6)	17.1	(58.8)	75.9
Net income (loss) attributable to SunCoke Energy, Inc.	$11.5	$11.6	$(0.1)	$24.4	$(11.6)	$36.0
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2018 compared to the same prior year period, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke segment. Higher sales volumes in our Logistics segment also increased revenue as compared to the prior year periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and nine months ended September 30, 2018 decreased compared to the same prior year period due to lower legal and employee related costs. Additionally, the nine months ended September 30, 2017 included the write-off of $5.3 million associated with the termination of our project for a potential new cokemaking facility and $1.5 million of transaction costs associated with the termination of the proposal to acquire all of the Partnership's common units not already owned by the Company.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was driven by revisions in 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $2.7 million, or $0.04 per common share from operations, during both the three and nine months ended September 30, 2018.
Interest Expense, Net. Interest expense, net benefited from higher capitalized interest on the environmental remediation project during both the three and nine months ended September 30, 2018. This benefit was more than offset by higher interest rates during the nine months ended September 30, 2018 as a result of our May 2017 debt restructuring.
Loss on Extinguishment of Debt. The loss on extinguishment of debt during the nine months ended September 30, 2017 was recorded in connection with the Partnership's debt restructuring.

Income Taxes. In addition to the impacts of the Tax Legislation and Final Regulations previously discussed in "Recent Developments and Items Impacting Comparability," the Company's effective tax rate for all periods presented was favorably impacted by earnings attributable to noncontrolling interest in partnerships.
Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest represents the common public unitholders’ interest in the Partnership as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
The following table provides details into net income (loss) attributable to noncontrolling interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
	(Dollars in millions)
Net income (loss) attributable to the Partnership's common public unitholders'(1)	$5.8	$8.6	$(2.8)	$17.5	$(55.2)	$72.7
Net loss attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	(0.2)	(1.4)	1.2	(0.4)	(3.6)	3.2
Net income (loss) attributable to noncontrolling interest	$5.6	$7.2	$(1.6)	$17.1	$(58.8)	$75.9

(1)	The nine months ended September 30, 2017 included the $64.2 million impact of the IRS Final Regulations, previously described in "Recent Developments and Items Impacting Comparability."
(2) The increase during the three and nine months ended September 30, 2018 as compared to the same prior year periods was primarily driven by higher volumes and favorable operating and maintenance reimbursement.
Results of Reportable Business Segments
We report our business results through three segments:

•
Domestic Coke consists of our Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking and heat recovery operations located in Vansant, Virginia; East Chicago, Indiana; Franklin Furnace, Ohio; Granite City, Illinois; and Middletown, Ohio, respectively.

•	Brazil Coke consists of our operations in Vitória, Brazil, where we operate a cokemaking facility for ArcelorMittal Brazil.

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

Segment Financial and Operating Data
The following tables set forth financial and operating data for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$326.8	$309.7	$17.1	$973.6	$884.9	$88.7
Brazil Coke	9.7	10.9	(1.2)	30.0	32.2	(2.2)
Logistics	28.0	18.4	9.6	78.4	54.8	23.6
Logistics intersegment sales	5.7	4.8	0.9	16.6	15.0	1.6
Elimination of intersegment sales	(5.7)	(4.8)	(0.9)	(16.6)	(15.0)	(1.6)
Total sales and other operating revenues	$364.5	$339.0	$25.5	$1,082.0	$971.9	$110.1
Adjusted EBITDA(1):
Domestic Coke	$49.1	$55.6	$(6.5)	$156.3	$149.3	$7.0
Brazil Coke	4.5	4.6	(0.1)	14.0	13.5	0.5
Logistics	21.0	12.6	8.4	54.3	35.7	18.6
Corporate and Other(2)	(8.6)	(10.7)	2.1	(27.3)	(33.3)	6.0
Total Adjusted EBITDA	$66.0	$62.1	$3.9	$197.3	$165.2	$32.1
Coke Operating Data:
Domestic Coke capacity utilization	95%	92%	3%	94%	91%	3%
Domestic Coke production volumes (thousands of tons)	1,011	981	30	2,972	2,879	93
Domestic Coke sales volumes (thousands of tons)	1,012	975	37	2,993	2,874	119
Domestic Coke Adjusted EBITDA per ton(3)	$48.52	$57.03	$(8.51)	$52.22	$51.95	$0.27
Brazilian Coke production—operated facility (thousands of tons)	454	444	10	1,326	1,316	10
Logistics Operating Data:
Tons handled (thousands of tons)(4)	6,943	5,134	1,809	19,744	16,026	3,718
CMT take-or-pay shortfall tons (thousands of tons)(5)	42	1,005	(963)	147	2,505	(2,358)

(1)
See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2018 and 2017.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.9 million and $7.6 million during the three and nine months ended September 30, 2018, respectively, and $2.0 million and $8.2 million for the three and nine months ended September 30, 2017, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)	Reflects tons billed under take-or-pay contracts where services have not yet been performed. Our two largest coal export customers did not have any shortfall tons as of September 30, 2018.
Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$309.7	$55.6	$884.9	$149.3
Volumes(1)	9.4	0.2	30.4	4.2
Coal cost recovery and yields(2)	8.1	0.4	49.0	8.1
Operating and maintenance costs(3)	3.5	(4.5)	11.7	(5.2)
Energy and other(4)	(3.9)	(2.6)	(2.4)	(0.1)
Current year period	$326.8	$49.1	$973.6	$156.3

(1)	The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility.

(2)
The increase in coal cost recovery and yields was driven by higher coal prices across the fleet and improved operational coal-to-coke yields primarily at our Indiana Harbor facility. Additionally, revenue and Adjusted EBITDA benefited in the current year periods from the absence of $0.2 million and $3.0 million of under-recovered coal costs from unfulfilled coal supply commitments during the three and nine months ended September 30, 2017, respectively.

(3)
In 2018, the operating cost component of the contract at our Indiana Harbor facility reverted from fixed recovery per ton back to an annually negotiated budget, which drove favorable operating and maintenance cost recovery of $3.0 million and $8.1 million during the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. These improvements were offset by the timing and scope of outage work at our other facilities, which negatively impacted Adjusted EBITDA by approximately $5.6 million and $5.1 million in the three and nine months ended September 30, 2018, respectively, as compared to the same prior year periods.

(4)	The decrease in energy was primarily driven by our extended Granite City outage and a machinery fire in the three months ended September 30, 2018.
Logistics
The following table explains year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$23.2	$12.6	$69.8	$35.7
Transloading volumes(1)	10.7	8.9	25.2	20.4
Price/margin impact of mix in transloading services	0.4	0.4	1.1	1.1
Operating and maintenance costs and other(2)	(0.6)	(0.9)	(1.1)	(2.9)
Current year period	$33.7	$21.0	$95.0	$54.3

(1)	The increase in volumes was driven by significantly higher throughput volumes at CMT in the current year periods.

(2)	Near-historic water levels in early 2018 resulted in higher operating costs at CMT, which negatively impacted Adjusted EBITDA during the first half of 2018 compared to the same prior year period.

Brazil
Revenues were $9.7 million and $30.0 million and Adjusted EBITDA was $4.5 million and $14.0 million during the three and nine months ended September 30, 2018, respectively, which were comparable to results in the prior year periods.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.6 million and $27.3 million for the three and nine months ended September 30, 2018, respectively, an improvement of $2.1 million and $6.0 million, respectively, compared to the same prior year periods. The improvements reflect lower legal and employee related costs. The year to date improvements also reflect the absence of $1.5 million of transaction costs incurred in the prior year period in connection with the termination of the Company's proposal to acquire the outstanding units of the Partnership.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of September 30, 2018, together with the Partnership, we had $168.4 million of cash and cash equivalents and $254.2 million of borrowing availability under our credit facilities.
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
Covenants
As of September 30, 2018, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In February 2018, S&P Global Ratings ("S&P Global") reaffirmed the Company and the Partnership's corporate credit rating of BB- (stable). Additionally, in May 2018, Moody’s Investors Service (“Moody’s”) reaffirmed the Company’s corporate family rating of B1 (stable).
Distribution
On October 16, 2018, the Partnership's Board of Directors declared a quarterly cash distribution of $0.40 per unit. This distribution will be paid on December 3, 2018 to unitholders of record on November 15, 2018. In the first quarter of 2018, the Partnership announced a reduction in its distribution, which is expected to strengthen the Partnership's balance sheet with repayment of debt and increasing cash balance. This distribution policy will enable the Partnership to achieve its stated leverage target of 3.50:1.00 or lower by the end of 2019, and it will provide the desired cushion when the Partnership's maximum leverage covenant steps down from the current 4.50:1:00 to 4.00:1.00 in June of 2020.
Partnership Common Unit Purchase Program
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. During the nine months ended September 30, 2018 the Company purchased 231,171 of outstanding Partnership common units in the open market for total cash payments of $4.2 million, leaving $47.1 million available under the Company's authorized program.
Cash Flow Summary

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$170.6	$128.3
Net cash used in investing activities	(66.4)	(29.1)
Net cash used in financing activities	(56.0)	(84.6)
Net increase in cash, cash equivalents and restricted cash	$48.2	$14.6
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $42.3 million to $170.6 million for the nine months ended September 30, 2018 as compared to the corresponding prior year period. The increase reflects improved operations as compared to the same prior year period. Additionally, there was a favorable year-over-year change of approximately $22 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, which was primarily driven by rebuilding coal inventory to a normalized level in the prior year period. Additionally, the current year period benefited from $7.1 million of lower interest payments as a result of the Partnership's debt restructuring in the second quarter of 2017, which impacted the timing of when interest payments are made.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $37.3 million to $66.4 million for the nine months ended September 30, 2018 as compared to the corresponding prior year period. The current year period included higher capital spending of $21.1 million as compared to the same prior year period, primarily on the environmental remediation project at our Granite City facility. The change also reflects $4.0 million of cash received for the sale of an equity method investment in the current year period as well as the absence of the $20.5 million return of the Brazilian investment collected during the first quarter of 2017.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $28.6 million to $56.0 million for the nine months ended September 30, 2018 as compared to the corresponding prior year period. The Company's purchases of outstanding Partnership common units under the previously discussed program were $29.4 million lower in 2018 as compared to the same prior year period. Additionally, the Partnership paid $11.2 million less in distributions to its public unitholders as compared to the same prior year period as a result of the new distribution policy, which contributed to the Partnership's repayment of $25.0 million on its revolving credit facility during the third quarter of 2018. In August 2017, the Partnership utilized $100.0 million of its borrowings under the Partnership Revolver and $12.6 million of cash to repay the remaining outstanding balance of $112.6 million on the Partnership's Promissory Note.  Both the January 2018 and May 2017 debt restructurings had a minimal net impact to financing cash flows.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Nine Months Ended September 30,
	2018	2017

	(Dollars in millions)
Ongoing capital(1)	$47.5	$38.1
Environmental remediation projects(2)	22.4	11.0
Expansion capital	0.8	0.5
Total capital expenditures	$70.7	$49.6

(1)
Includes $21.7 million and $20.9 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the nine months ended September 30, 2018 and 2017, respectively.

(2)	Includes $2.2 million and $0.7 million of capitalized interest in connection with the environmental remediation projects during the nine months ended September 30, 2018 and 2017, respectively.
In 2018, we now expect our capital expenditures to be approximately $100 million, which is comprised of the following:

•
Total ongoing capital expenditures are now expected be approximately $69 million, of which approximately $30 million will be spent at the Partnership, which has increased $5 million from our previous guidance due to the expanded scope of the Granite City outage. Approximately $30 million to $35 million will be spent on the Indiana Harbor oven rebuild project, reflecting approximately $5 million of additional oven work for the 2018 rebuild campaign;

•
Total capital expenditures on environmental remediation projects are now expected to be approximately $30 million and reflect a shift of $5 million of estimated capital expenditures from 2018 to 2019, with no impact on our total estimated spend on the project. These capital expenditures will all be spent at the Partnership, including the cash payments for certain work performed in 2017; and

•	Total expansion capital of approximately $1 million in our Logistics segment.
We anticipate spending approximately $150 million related to these environmental remediation projects, of which we have spent $132 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. The updated 2018 capital expenditure guidance above reflects a shift of $5 million of estimated capital expenditures from 2018 to 2019, with no impact on our total estimated spend on the project. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made a capital contribution to the Partnership of $10 million during the first quarter of 2018 for these known environmental remediation projects. The Company expects to make additional capital contributions to the Partnership of approximately $10 million in the fourth quarter of 2018 and approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
Off-Balance Sheet Arrangements
We have letters of credit, operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 15 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2018 and 2017, respectively.
Below is a reconciliation of 2018 Adjusted EBITDA guidance from its closest GAAP measures:

	2018
	Low	High
Net cash provided by operating activities	$150	$165
Subtract:
Depreciation and amortization expense(1)	146	138
Changes in working capital and other	(27)	(19)
Loss from equity method investment	5	5
Net income	$26	$41
Add:
Loss from equity method investment	5	5
Depreciation and amortization expense	146	138
Interest expense, net	63	63
Income tax expense(2)	—	8
Adjusted EBITDA	$240	$255
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	80	84
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$160	$171

(1)	Reflects revisions in estimated useful lives of certain assets in our Domestic Coke segment made in the third quarter.

(2)	Reflects revision in estimated realizability of foreign tax credits made in third quarter.

(3)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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

•	historical consolidated financial data may not be reliable indicators of future results;

•	public company costs;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

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
Changes in Internal Control over Financial Reporting
During the first quarter of 2018, we implemented a new enterprise resource planning ("ERP") system. Accordingly, we modified the design and documentation of certain internal control processes and procedures relating to the new ERP system at that time. Other than the ERP and related systems implementation, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2018.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares and the Partnership's program to repurchase outstanding units during the nine months ended September 30, 2018. Please refer to our Annual Report on Form 10-K filed on February 15, 2018 for further information on the programs.
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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	October 25, 2018	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)