Form 10-K
period 2018-12-31
SunCoke Energy, Inc.
filed 2019-02-15
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock (based upon the June 30, 2018 closing price of $13.40 on the New York Stock Exchange) held by non-affiliates was approximately $863,299,596.
The number of shares of common stock outstanding as of February 8, 2019 was 64,756,093.
Portions of the SunCoke Energy, Inc. 2019 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference in Part III of this Form 10-K.

1

SUNCOKE ENERGY, INC.

PART I

Item 1.	Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has over 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also provide handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the “Partnership”), a publicly-traded master limited partnership. As of December 31, 2018, we owned the general partner of the Partnership, which owns a 2.0 percent general partner interest and incentive distribution rights (“IDRs”) in the Partnership, and owned a 60.4 percent limited partner interest in the Partnership. The remaining 37.6 percent interest in the Partnership was held by public unitholders.
On February 5, 2019, the Company and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), the Partnership's unaffiliated common unitholders will receive 1.40 SunCoke common shares plus a fraction of a SunCoke common share, based on a ratio as further described in the Merger Agreement, for each Partnership common unit. On behalf of the Partnership and its public unitholders, the terms of the Simplification Transaction were negotiated, reviewed and approved by the conflicts committee of the Board of Directors of the Partnership's general partner, which consisted solely of independent directors. The transaction was approved by the Board of Directors of the general partner of the Partnership and the Board of Directors of SunCoke.
Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  The Simplification Transaction is expected to close late in the second quarter of 2019 or early in the third quarter of 2019, subject to customary closing conditions, including the approval by holders of a majority of the outstanding SunCoke common shares and Partnership common units, as well as customary regulatory approvals. SunCoke indirectly owns the majority of the Partnership common units, which is sufficient to approve the transaction on behalf of the holders of Partnership common units.
Incorporated in Delaware since 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”

Cokemaking Operations
The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	AM USA	1962	December 2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	AM USA	1998	October 2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	AM USA	2005	December 2020	100	550	Process steam
Haverhill Phase II	Franklin Furnace, Ohio	AK Steel	2008	December 2021	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2025	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
Total					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
Total					1,150	5,940

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
Our coke sales agreements have an average remaining term of approximately six years and contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price is typically fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales.
Our coke prices include both an operating cost component and a fixed fee component. Operating costs under two of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other four coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. In 2018, the operating cost component of our contract at Indiana Harbor changed to an annually negotiated budget from a fixed recovery per ton mechanism, which had a favorable impact on our results. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all of our domestic cokemaking facilities. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Works Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two-year notice period, AK Steel must continue to perform in full under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Works Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion. No other coke sales agreement has an early termination clause.

While our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, throughout 2018 they benefited from improved steel selling prices, favorable U.S. trade policies, including imported U.S. steel tariffs signed into order during the first half of 2018, and solid end market demand. Imports of finished steel have decreased from 27 percent of U.S. steel consumption in 2017 to approximately 23 percent of U.S. steel consumption in 2018. U.S. Steel restarted both of the blast furnaces at its Granite City Works facility during 2018.
Our Brazil cokemaking operations are located in Vitoria, Brazil, where we operate our ArcelorMittal Brazil cokemaking facility for a Brazilian subsidiary of ArcelorMittal S.A. Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees, which include a fixed annual licensing fee, a licensing fee based upon the level of production required by our customer and full pass-through of the operating costs of the facility.
Logistics Operations
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), SunCoke Lake Terminal (“Lake Terminal”) and Dismal River Terminal (“DRT”). CMT, located in Convent, Louisiana, is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois basin coal producers, the terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually with its top of the line ship loader. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity as well as 350 thousand liquid tons. The facility also serves other merchant business including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to our Indiana Harbor cokemaking operations. DRT was formed in 2016 to accommodate our Jewell cokemaking facility in Vansant, Virginia in its direct procurement of third-party coal.
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenues by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. See Note 18 to our consolidated financial statements for further discussion of our revenue recognition policies. Logistics services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of arm's-length transactions.
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report (“API5 index price”), which reflect high-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through our terminal facility. Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
Strong API2 and API5 index prices continued to provide attractive economics for Illinois Basin and Northern Appalachian coal producers during 2018, which resulted in record volumes at our CMT facility. In 2018, the Mississippi River experienced near-historic water levels, which adversely impacted our barge unloading and our vessel loading activities at CMT. At KRT, domestic metallurgical and thermal market conditions and volumes were favorable in 2018 compared to 2017 due to increased demand from steel and utility customers. However, KRT volumes were suppressed during 2018 by rail availability due to strong demand for dry bulk products in the export market.

Seasonality
Our revenues in our cokemaking business and much of our logistics business are tied to long-term, take-or-pay contracts and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather.  Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business. Additionally, at CMT, service fluctuates with global thermal coal prices and end market demand. Activity is generally lower in the third quarter, typically due to lower European demand for heat. Operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.9 million tons of metallurgical coal in 2018. Coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2019, certain of our coal contracts contain an option to reduce our commitment by up to 15 percent at the Company's discretion. Most coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
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
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements. All delivery costs are passed through to the customers. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
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
At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology, under which we receive a per ton licensing fee as well as an annual licensing fee.
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
We believe we are well-positioned to compete with other coke producers. Our Domestic Coke segment accounts for approximately 30 percent of the U.S. coke market capacity, excluding the capacity used to produce foundry coke. Current production from our cokemaking business is largely committed under long-term take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2018, CMT accounted for approximately 47 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 20 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region and should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
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
Employees
As of December 31, 2018, we have approximately 895 employees in the U.S. Approximately 40 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. While the labor agreement at our Indiana Harbor cokemaking facility expired on August 31, 2015, the parties mutually agreed to extend the terms of this agreement through August 31, 2018. Currently both parties are working under the term of the contract extension while negotiating a new agreement. We do not anticipate any work stoppages during the extended period of the agreement. The labor agreements at KRT, Lake Terminal and Haverhill will expire on April 30, 2019, June 30, 2019 and November 1, 2019, respectively. We will negotiate the renewal of these agreements in 2019 and do not anticipate any work stoppages.
As of December 31, 2018, we have approximately 285 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2018, the labor agreement at our Vitoria, Brazil facility was renewed for an additional year, and it expires on October 31, 2019.

Safety
We are committed to maintaining a safe work environment and ensuring environmental compliance across all of our operations, as the health and safety of our employees and the communities in which we operate are paramount. We employ practices and conduct training to help ensure that our employees work safely. Furthermore, we utilize processes for managing and monitoring safety and environmental performance.
We have consistently operated within the top quartiles for the U.S. Occupational Safety and Health Administration’s ("OSHA") recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.
Legal and Regulatory Requirements
The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by the individual states. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled, and the EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations of the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations. A facility's operating permit may be a state operating permit or a Title V operating permit.

•
Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area change from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources.

•
Stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In August 2015, the EPA finalized a new rulemaking to assist in implementation of the primary 1-hour SO2 NAAQS that requires either additional monitoring, or modeling of ambient air SO2 levels in various areas including where certain of our facilities are located. By July 2016, states subject to this rulemaking were required to provide the EPA with either a modeling approach using existing emissions data, or a plan to undertake ambient air monitoring for SO2 to begin in 2017. For states that choose to install ambient air SO2 monitoring stations, after three years of data has been collected, or sometime in 2020, the EPA will evaluate this data relative to the appropriate attainment designation for the areas under the 1-hour SO2 NAAQS. For states that chose to model, designations were made by December 2017. This rulemaking required certain of our facilities to undertake this ambient air monitoring or modeling. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, legal challenges to these designations are possible. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS based on its evaluation of this data. In 2012, a NAAQS for fine particulate matter, or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5. In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. Nonattainment designations under the new standards and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost structure.

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

•
Wastewater and Stormwater. Our heat recovery cokemaking technology does not produce wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have wastewater discharge and stormwater permits.

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

•
Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued in West Virginia, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2018, we have posted $10.3 million in surety bonds or other forms of financial security for reclamation purposes.

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

•
Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal and petcoke, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, it is possible that such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on petcoke or on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.

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

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued an opinion holding that although EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG in most industries. Under this rule, certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia (“D.C. Circuit”) issued a decision on the rule. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the D.C. Circuit and the Supreme Court through any certiorari petition that may be granted. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP") although the final outcome of this proposal and the pending litigation regarding the CPP is uncertain at this time. In connection with this proposed repeal, EPA issued an Advanced Notice of Proposed Rulemaking ("ANPRM") in December 2017 regarding emission guidelines to limit GHG emissions from existing electric utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing source regulation of GHG emissions under the Clean Air Act that the EPA may propose. On October 9, 2018, the U.S. Supreme Court rejected any further challenges to the decision to repeal the Clean Power Plan. Although EPA proposed the Affordable Clean Energy (“ACE”) rule as a replacement for the CPP in August 2018, the ACE rule has not yet been finalized.

Currently, we do not anticipate these new or existing power plan GHG rules to apply directly to our facilities. However, the impact current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, actions by the states in implementing these requirements and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our revenues. Depending on whether another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued.

•
Safety. Our facilities are subject to regulation by OSHA and other agencies with standards designed to ensure worker safety. As noted above, we have consistently operated within the top quartiles for OSHA’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.

•
Security. CMT is subject to regulation by the U.S. Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.

Reclamation and Remediation

•
Surface Mining Control and Reclamation Act of 1977. The SMCRA established comprehensive operational, environmental, reclamation and closure standards for all aspects of U.S. surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority, and states that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA. Permitting under SMCRA generally has become more difficult in recent years, which adversely affects the cost and availability of coal. The Abandoned Mine Land Fund, which is part of SMCRA, assesses a fee on all coal produced in the U.S. From October 1, 2007 through September 30, 2012, the fee was $0.315 per ton of surface-mined coal and $0.135 per ton of underground mined coal. From October 1, 2012 through September 30, 2021, the fee has been reduced to $0.28 per ton of surface-mined coal and $0.12 per ton of underground mined coal. Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2018, we had an asset retirement obligation of $4.3 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions are quite severe and can include being denied new permits, permit amendments, permit revisions and revocation or suspension of permits issued since the violation or penalty or fee due date.

•
Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits at December 31, 2018 was $49.4 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.

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
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2018.
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
The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, as discussed above, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect the ability of partnerships to continue to qualify as a publicly traded partnership.
Available Information
We make available free of charge on our website, www.suncoke.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (www.sec.gov) that contains our electronically filed information. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines, our Related Persons Transaction Policy and the charter of our Audit Committee.
A copy of any of these documents will be provided without charge upon written request to Investor Relations, SunCoke Energy, Inc., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.
Executive Officers of the Registrant
Our executive officers and their ages as of February 15, 2019, were as follows:

Name	Age	Position
Michael G. Rippey	61	President and Chief Executive Officer
Fay West	49	Senior Vice President and Chief Financial Officer
Katherine T. Gates	42	Senior Vice President, General Counsel and Chief Compliance Officer
P. Michael Hardesty	56	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Allison S. Lausas	39	Vice President, Finance and Controller
Gary P. Yeaw	61	Senior Vice President of Human Resources
Michael G. Rippey. Mr. Rippey was appointed President and Chief Executive Officer of SunCoke Energy, Inc. on December 1, 2017. Also on December 1, 2017, Mr. Rippey was named President and Chief Executive Officer and appointed as Chairman of the Board of SunCoke Energy Partners, GP LLC. Prior to joining SunCoke Energy, Inc., he served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker), since 2015. From 2014 to 2015, he served as Chairman of the Board of ArcelorMittal USA LLC (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA LLC’s President and Chief Executive Officer. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. (NASDAQ: ZEUS), a major steel service center headquartered in Ohio, where he is a member of the Nominating Committee, and serves as Chair of the Audit and Compliance Committee.
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in October 2014. Prior to that time, she served as Vice President and Controller of SunCoke Energy, Inc. since February 2011. In addition, Ms. West was named Vice President and Controller and appointed to the Board of Directors of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P. in July 2012. Prior to joining SunCoke Energy, Inc., she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West is a director of Quaker Chemical Corporation (a leading manufacturer and supplier of process fluids and specialty chemicals) where she also serves as the Chair of the Audit Committee, and is a member of the Governance Committee.
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
Allison S. Lausas. Ms. Lausas was appointed Vice President, Finance and Controller of both SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, in May 2018. Prior to that, from October 2014 to May 2018, Ms. Lausas was Vice President and Controller of both companies, and she served as Assistant Controller prior to 2014. Prior to joining SunCoke Energy, Inc., she worked as an auditor at KPMG LLP, an audit, advisory and tax services firm, from 2002 to 2011, where she served both public and private corporations in the consumer and industrial markets.
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

Assets and equipment critical to the operations of our cokemaking and logistics operations also may deteriorate or become depleted materially sooner than we currently estimate. Such deterioration of assets may result in additional maintenance spending or additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to execute on capital maintenance or procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
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
We face competition, both in our cokemaking operations and in our logistics business:

•
Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, pulverized coal, and/or other coke substitutes. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke. For example, electric arc furnace technology is a commercially proven process widely used in the U.S. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.

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

Such competition could reduce demand for our products and services, thus having a material and adverse effect on our results of operations.

We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG, compliance with the NAAQS, management and disposal of hazardous substances and wastes, cleanup of contaminated sites, protection of groundwater quality and availability, protection of plants and wildlife, reclamation and restoration of properties after completion of mining or drilling, installation of safety equipment in our facilities, sales of electric power, and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, and could have a material adverse effect on our business.
Failure to comply with applicable laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us, see “Item 1. Business-Legal and Regulatory Requirements.”
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
A portion of our strategy to grow our business is dependent upon our ability to acquire and operate new assets that result in an increase in our earnings. We may not derive the financial returns we expect on our investment in such additional assets or such operations may not be profitable. We cannot predict the effect that any failed expansion may have on our core businesses. The success of our future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. Antitrust and other laws may prevent us from completing acquisitions. If we are not able to execute our strategic plans effectively, or successfully integrate new operations, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our business reputation could suffer and future results of operations could be materially and adversely affected.
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
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Cyber-attacks could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber-attack could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but a cyber-attack could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows. As cyber-attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We are or may become subject to privacy and data protection laws, rules and directives relating to the processing of personal data in the countries where we operate.
The growth of cyber-attacks has resulted in an evolving legal landscape which imposes costs that are likely to increase over time. For example, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Any failure by us to comply with such laws and regulations could result in penalties and liabilities. It is also possible under certain legislation that if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

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
If effective control of the Partnership’s general partner is transferred to a third party, the Partnership, pursuant to the indenture for its outstanding senior secured notes, could be required to repurchase such notes in an amount equal to 101 percent of the aggregate principal amount outstanding, which was $700.0 million at December 31, 2018. Under the Partnership’s revolving credit agreement, the lenders could declare the loans and other amounts (including letter of credit obligations), totaling $106.9 million at December 31, 2018, to be immediately due and payable.

The Partnership faces material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have approximately $159 million of total consolidated debt maturing at SunCoke and the Partnership. See Note 12 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination under certain circumstances and any such termination coupled with our inability to market the coke at similar prices could adversely affect our financial position.
The coke sales agreement and the energy sales agreement with AK Steel at our Haverhill II facility are subject to early termination by AK Steel upon satisfaction of two criteria. The Haverhill coke sales agreement with AK Steel expires on December 31, 2021. The Haverhill energy sales agreement with AK Steel runs concurrently with the term of the coke sales agreement, including any renewals, and automatically terminates upon the termination of the related coke sales agreement. Since January 1, 2014, the coke sales agreement may be terminated by AK Steel at any time on or after upon two years prior written notice, if AK Steel (i) permanently shuts down operation of the iron producing portion at its steel mill in Ashland, Kentucky (the Ashland Works Plant) and (ii) has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant’s iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two year notice period, AK Steel must continue to perform in full under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Works Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion.
If AK Steel were to terminate the coke sales agreement and we were unable to enter into similar long-term contracts with replacement customers for the coke previously purchased by AK Steel, then we may be forced to sell some or all of the previously contracted coke in the spot market.
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
Since the third quarter of 2015, when we implemented a plan to address deteriorating coke oven conditions and improve plant performance, and environmental compliance at our Indiana Harbor cokemaking operations, we have rebuilt approximately 80 percent of the coke ovens at that facility. However, unexpected costs and challenges may arise and there is a risk of continuing mechanical failures and deterioration of assets leading to production curtailments, shutdowns or additional expenditures at our Indiana Harbor operations, any or all of which could significantly disrupt our coke production and our ability to supply coke to our customer.
If the implementation of these systematic planned maintenance activities to improve operating performance of the remaining ovens to be rebuilt at Indiana Harbor (and related additional measures to control and benchmark costs) do not produce the expected benefits, our future financial performance, results of operations and cash flows could be materially and adversely affected.
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
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our logistics business may decline unless we are able to secure new volumes of coal or other dry bulk products, by attracting additional customers to these operations. Future growth and profitability of our logistics business segment will depend, in part, upon whether we can contract for additional coal and other bulk commodity volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or other bulk commodities, or a decrease in the market price of coal, or other bulk commodities, could have a material adverse effect on the results of operations or financial condition of our logistics business.
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
We own the general partner of the Partnership, which holds a 2.0 percent ownership interest and IDRs, and we currently own a 60.4 percent limited partner interest in the Partnership. The Partnership holds a 98 percent interest in each of three entities that own our Haverhill, Ohio, Middletown, Ohio, and Granite City, Illinois cokemaking facilities and related assets. The Partnership also owns terminals and related assets that provide handling and/or mixing services of coal and other aggregates in Louisiana and West Virginia. All of the Partnership’s coke sales, and certain of its logistics services, are made pursuant to long-term, take-or-pay agreements, and our financial statements include the consolidated results of the Partnership. The Partnership is subject to operating and regulatory risks which are substantially similar to our own. The occurrence of any of these risks could directly or indirectly affect the Partnership’s, as well as our, financial condition, results of operations and cash flows as the Partnership is a consolidated subsidiary. For additional information about the Partnership, see “Cokemaking Operations” and “Formation of a Master Limited Partnership” in Business and Management’s Discussion and Analysis of Financial Condition and Operating Results (Items 1 and 7), respectively.
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

If, notwithstanding our confidence regarding the Partnership’s eligibility to use the transition period based on the Partnership’s belief and a legal opinion from outside counsel, the IRS were to challenge the Partnership’s eligibility to qualify for the transition period or the Partnership’s position that it has satisfied the Qualifying Income Exception from the time of its IPO, the Partnership would vigorously disagree with such a challenge, although we can provide no assurance of the Partnership’s likelihood of, or costs associated with, prevailing. For more information see "Item 1. Business IRS Final Regulations on Qualifying income."

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
The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, as previously discussed, on January 24, 2017, Final Regulations were published in the Federal Register and apply to taxable years beginning on or after January 19, 2017. The Final Regulations will likely affect the Partnership’s ability to continue to qualify as a publicly traded partnership.
Risks Related to the Simplification Transaction
The proposed Simplification Transaction is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Simplification Transaction, or significant delays in completing the Simplification Transaction, could negatively affect each party's future business and financial results and the trading prices of our common stock and the Partnership's common units.
Completion of the proposed Simplification Transaction is subject to a number of conditions, including approval of (i) the Merger Agreement by the Company's common stockholders, and (ii) the issuance of the Company’s common stock to be used as merger consideration which make the completion and timing of the consummation of the Simplification Transaction uncertain. Also, either the Company or the Partnership may terminate the Merger Agreement if the Simplification Transaction has not been completed by September 30, 2019, except that this termination right will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the principal cause of, or resulted in, the failure of the proposed Simplification Transaction to be consummated by such date.
Completion of the proposed Simplification Transaction is not assured and is subject to several risks and uncertainties, including the risk that the required Company stockholder approval may not obtained, or even if obtained, still may not result in successful completion of the Simplification Transaction. In addition, the proposed Simplification Transaction is subject to a number of conditions, some of which are beyond the parties' control, that, if not satisfied or waived, may prevent, delay or otherwise result in the proposed Simplification Transaction not occurring.
If the proposed Simplification Transaction is not completed, or if there are significant delays in completing the proposed Simplification Transaction, the Company's and the Partnership's future business and financial results and the trading prices of our common stock and the Partnership's common units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;

•
there may be negative reactions from the financial markets due to the fact that current prices of our common stock and the Partnership's common units may reflect a market assumption that the proposed Simplification Transaction will be completed; and

•
the attention of management will have been diverted to the proposed Simplification Transaction rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

The Company and the Partnership are subject to business uncertainties and contractual restrictions while the proposed Simplification Transaction is pending, which could adversely affect each party's business and operations.

In connection with the pendency of the proposed Simplification Transaction, it is possible that some customers and other persons with whom we or the Partnership have business relationships may delay or defer certain business decisions as a result of the Simplification Transaction, which could negatively affect our and the Partnership's respective revenues, earnings and cash flow, as well as the market price of our common stock and/or the Partnership's common units, regardless of whether the proposed Simplification Transaction is eventually completed. Under the terms of the Merger Agreement, the Company and the Partnership are each subject to certain restrictions on the conduct of its business prior to completing the Simplification Transaction, which may adversely affect the ability to execute certain business strategies including, in some cases, the ability to enter into contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures. Such limitations could affect each party's businesses and operations negatively prior to the completion of the proposed Simplification Transaction.
Because the exchange ratio is fixed and because the market price of our common stock will fluctuate prior to the completion of the proposed Simplification Transaction, the Partnership's unaffiliated common unitholders cannot be sure of the market value of our common stock they will receive as Simplification Transaction consideration relative to the value of the Partnership's common units they exchange.
The market value of the consideration that the Partnership's unaffiliated common unitholders actually receive in the proposed Simplification Transaction will depend on the trading price of our common stock at the closing of the proposed Simplification Transaction. The exchange ratio that determines the number of shares of our common stock that the Partnership's unaffiliated common unitholders will receive in the proposed Simplification Transaction is fixed at 1.40 shares of our common stock for each common unit of the Partnership. There is no mechanism contained in the Merger Agreement, or otherwise, to adjust the number of shares of our common stock that the Partnership's unaffiliated common unitholders will receive based upon any decrease or increase in the trading price of our common stock. Stock or unit price changes may result from a variety of factors, many of which are beyond our and the Partnership's control, including:

•	changes in our or the Partnership's business, operations and prospects;

•	changes in market assessments of our or the Partnership's business, operations and prospects;

•	changes in market assessments of the likelihood that the proposed Simplification Transaction will be completed;

•	interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of our common stock or the Partnership's common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and the Partnership operate.
If the price of our common stock at the closing of the proposed Simplification Transaction is less than the price of our common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.
The date the Partnership's unaffiliated common unitholders will receive the merger consideration depends on the completion date of the proposed Simplification Transaction, which is uncertain.
Completion of the proposed Simplification Transaction is subject to several conditions, not all of which are controllable by us or the Partnership. Accordingly, even if the proposed Simplification Transaction is approved by our common stockholders, the date on which the Partnership's unaffiliated common unitholders will receive the merger consideration depends upon the completion date of the proposed Simplification Transaction, which is uncertain and subject to several other closing conditions.
We and the Partnership may incur transaction-related costs in connection with the proposed Simplification Transaction.
We and the Partnership each expect to incur a number of non-recurring transaction-related costs associated with completing the proposed Simplification Transaction, combining the operations of the two companies and attempting to achieve desired synergies. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.
We are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to pay a termination fee and to be responsible for the Partnership's expenses.
If the Merger Agreement is terminated by (i) the Partnership, pursuant to a material uncured breach by us of any of our covenants, representations or warranties, (ii) by the Partnership or us due to the failure to obtain the required Company stockholder approval or (iii) by the Partnership, in the event of our failure to recommend approval of the proposed Simplification

Transaction to our stockholders, or the withdrawal, modification, or qualification of such recommendation, in a manner adverse to the Partnership, then we will reimburse the Partnership for all direct and indirect expenses and costs incurred and pay a termination fee of $6 million.
Certain executive officers and directors of the Partnership's general partner and of the Company have interests in the proposed Simplification Transaction that are different from, or in addition to, the interests they may have as the Partnership's unaffiliated common unitholders or our stockholders, respectively, which could have influenced their decision to support or approve the proposed Simplification Transaction.
Certain executive officers and/or directors of the partnership's general partner own equity interests in us, receive fees and other compensation from us and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the proposed Simplification Transaction that may be different from, or in addition to, the interests of an unaffiliated unitholder of the Partnership. Additionally, certain of our executive officers and directors beneficially own Partnership common units and will receive the applicable merger consideration upon completion of the proposed Simplification Transaction, receive fees and other compensation from us and are entitled to indemnification arrangements with us that give them interests in the proposed Simplification Transaction that may be different from, or in addition to, the interests of our unaffiliated stockholders.
Financial projections by us and the Partnership may not prove to be reflective of actual future results.
In connection with the proposed Simplification Transaction, we and the Partnership have prepared and considered, among other things, internal financial forecasts for the Company and the Partnership, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of our businesses to achieve projected results could have a material adverse effect on our share price, financial position and ability to institute or maintain a dividend on our stock following the proposed Simplification Transaction.
We and the Partnership may be unable to obtain the regulatory clearances required to complete the proposed Simplification Transaction or, in order to do so, we and the Partnership may be required to comply with material restrictions or satisfy material conditions.
The closing of the proposed Simplification Transaction is subject to the condition precedent that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement, or making the consummation of the transactions contemplated by the Merger Agreement illegal. Additionally, one or more state attorneys general could seek to block or challenge the proposed Simplification Transaction as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, under certain circumstances, a third party could initiate a private action challenging or seeking to enjoin the proposed Simplification Transaction, before or after it is completed. We may not prevail and could incur significant costs in defending or settling any such action.
Shares of our common stock to be received by the Partnership's unaffiliated common unitholders as a result of the proposed Simplification Transaction have different rights from the Partnership's common units.
Following completion of the proposed Simplification Transaction, the Partnership's unaffiliated common unitholders no longer will hold the Partnership's unaffiliated common units, but instead will be stockholders of the Company. There are important differences between the rights of the Partnership's unaffiliated common unitholders and the rights of our stockholders. Ownership interests in a limited partnership are fundamentally different from ownership interests in a corporation. The Partnership's unaffiliated common unitholders will own our common stock following the completion of the proposed Simplification Transaction, and their rights associated with the common stock will be governed by our organizational documents and the Delaware General Corporation Law, which differ in a number of respects from the Partnership's partnership agreement and the Limited Partnership Act of the State of Delaware.
Litigation filed against us and/or the Partnership could prevent or delay the consummation of the Simplification Transaction or result in the payment of damages following completion of the Simplification Transaction.
Following announcement of the proposed Simplification Transaction, purported Partnership unitholders may file putative unitholder class action lawsuits against the Partnership, its general partner, and the general partner's Board of Directors, among others. Among other remedies, the plaintiffs may seek to enjoin the transactions contemplated by the Merger Agreement. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such lawsuits could prevent or delay completion of the Simplification Transaction and result in substantial costs to the Partnership and/or us, including costs associated with indemnification. Additional lawsuits may be filed against the Partnership, us or our respective officers or directors in connection with the Simplification Transaction. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Simplification Transaction is consummated may adversely affect the business, financial condition, results of operations and cash flows of the combined organization.
Risks Related to Our Legacy Coal Mining Business
Our former coal mining operations were subject to governmental regulations pertaining to employee health and safety and mandated benefits for retired coal miners. Following the divestiture of our coal mining operations, compliance with such regulations has continued to impose significant costs on our business.
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law requires us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2018, our liabilities for coal workers’ black lung benefits totaled approximately $49.4 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”

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
While the Company completed the disposal of its coal mining business in April 2016, we continue to have rights to small parcels of land, mineral rights and coal mining rights for approximately 40 thousand acres of land in Buchanan and Russell Counties, Virginia. These agreements convey mining rights to us in exchange for payment of certain immaterial royalties and/or fixed fees.

Item 3.	Legal Proceedings
The information presented in Note 13 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2018.

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
Market Information
Shares of our common stock trade under the stock trading symbol “SXC” on the NYSE. The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.
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

Holders
As of February 8, 2019, we had a total of 72,233,750 issued shares and 64,756,093 outstanding shares of our common stock and had 10,730 holders of record of our common stock.
Company's Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. There were no shares repurchased during 2018. At December 31, 2018 there was $39.4 million available under the authorized share repurchase program.
Partnership Common Unit Purchase Program
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2018, the Company purchased 231,171 of outstanding Partnership common units in the open market for total cash payments of $4.2 million, which increased our limited partner interest in the Partnership from 59.9 percent to 60.4 percent at December 31, 2018. At December 31, 2018 there was $47.1 million available under the authorized Partnership purchase program.
Partnership's Unit Repurchase Program
On July 20, 2015, the Partnership's Board of Directors authorized a program for the Partnership to repurchase up to $50.0 million of its common units. There were no unit repurchases during 2018 by the Partnership. At December 31, 2018, there was $37.2 million available under the authorized unit repurchase program.

Item 6.	Selected Financial Data
The following table presents summary consolidated operating results and other information of SunCoke Energy and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018(1)	2017(1)	2016(1)	2015(1)	2014
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,450.9	$1,331.5	$1,223.3	$1,362.7	$1,503.8
Operating income (loss)(2)	$118.7	$104.2	$97.9	$76.6	$(67.8)
Net income (loss)(3)(4)	$47.0	$103.5	$59.5	$10.3	$(101.8)
Net income (loss) attributable to SunCoke Energy, Inc.	$26.2	$122.4	$14.4	$(22.0)	$(126.1)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.40	$1.90	$0.22	$(0.34)	$(1.83)
Diluted	$0.40	$1.88	$0.22	$(0.34)	$(1.83)
Dividends paid per share	$—	$—	$—	$0.4335	$0.0585
Other Information:
Total assets	$2,045.3	$2,060.1	$2,120.9	$2,255.5	$1,959.7
Long-term debt and financing obligation	$834.5	$861.1	$849.2	$997.7	$633.5

(1)	The results of CMT have been included in the consolidated financial statements since it was acquired on August 12, 2015. CMT added the following:

	Years Ended December 31,
	2018	2017	2016	2015
	(Dollars in millions)
Combined assets	$370.9	$394.6	$411.7	$426.1
Revenue	$81.3	$71.1	$62.7	$28.6
Operating income	$40.2	$42.3	$46.5	$18.4

(2)
In April 2016, the Company recorded losses related to the divestiture of its coal mining business to Revelation Energy, LLC of $14.7 million. During 2014, we recorded total impairment charges related to our coal mining business of $150.3 million, which included both long-lived asset and goodwill impairment charges.

(3)
On June 27, 2018, the Company sold its investment in VISA SunCoke Limited ("VISA SunCoke"), resulting in a net $5.4 million loss from equity method investment. During 2015 and 2014, we recorded other-than-temporary impairment charges on our investment in VISA SunCoke of $19.4 million and $30.5 million, respectively. The 2015 impairment charges brought our investment in VISA SunCoke to zero.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 19 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2018 Overview
Our consolidated results of operations in 2018 were as follows:

Year Ended December 31, 2018
(Dollars in millions)
Net income	$47.0
Net cash provided by operating activities	$185.8
Adjusted EBITDA	$263.2
The Company successfully delivered against our key objectives in 2018, including:

•
Achieved financial objectives. We delivered net income of $47.0 million and Adjusted EBITDA of $263.2 million, our highest annual Adjusted EBITDA performance since 2012 and above our guidance range of $240 million to $255 million. We also generated $185.8 million of operating cash flow, above our guidance of $150 million to $165 million. Domestic Coke contributed Adjusted EBITDA per ton of approximately $51.55, at the high-end of our guidance range of $50 to $52 per ton, on 4.0 million tons sold. Logistics delivered Adjusted EBITDA of $72.6 million, within our guidance range of $71 million to $76 million, reflecting the highest annual volumes in CMT’s history.

•
Completed 67 oven rebuilds at Indiana Harbor. We successfully achieved our goal of rebuilding 67 ovens in 2018. In total, we have rebuilt 211 of 268 ovens, which represents approximately 80 percent of the entire facility. Indiana Harbor's 2018 Adjusted EBITDA was $15.2 million on 957 thousand tons of coke sales. Improved operating performance from rebuilt ovens and higher operating and maintenance cost recovery drove a $33.7 million increase in Adjusted EBITDA in 2018 compared to 2017.

•
Achieved de-leveraging goals. We achieved our objective to pay down $25 million on the Partnership Revolver in 2018. We continue to maintain our focus on strengthening our balance sheet and continuing to reduce debt in 2019.

•
Leveraged CMT capabilities to further diversify customer and product mix. We continued to further diversify the product mix by handling petroleum coke, aggregates and liquids, and we remain focused on adding additional dry bulk products to grow the terminal.  In 2018, we moved approximately one million merchant tons of bulk products through CMT.

•
Delivered operational excellence and optimized our asset base. We continued to improve operational performance across both our coke and logistics businesses, which was reflected by the increase in volumes in both segments during 2018. We encountered operational challenges at our Granite City facility during 2018, which included an extended outage and a machinery fire. As part of the extended outage, we completed various upgrades on our heat recovery steam generators and flue gas desulfurization system in order to improve the long-term reliability and operational performance of these assets. These necessary upgrades will better position Granite City for long-term success. We also made significant progress on our environmental remediation project at Granite City and expect the project to be completed by the middle of 2019.
Our Focus and Outlook for 2019
During 2019, our primary focus will be to:

•
Achieve financial objectives. We expect to deliver Adjusted EBITDA of between $265 million and $275 million and operating cash flow of between $180 million and $195 million. Significant operational improvements at Granite City, improved performance from rebuilt ovens at Indiana Harbor and solid ongoing operations across the remaining Domestic Coke fleet are expected to contribute to the growth in Adjusted EBITDA.

•
Complete last phase of oven rebuilds at Indiana Harbor. We expect our Indiana Harbor cokemaking operation to deliver approximately $22 million in Adjusted EBITDA on approximately 1,025 thousand tons of coke sales. The 2019 oven rebuilds are expected to cost between $50 million to $60 million, including capital expenditures between $40 million to $48 million, and will be completed by the end of 2019. Once the final phase of the oven rebuild campaign is complete, we anticipate Indiana Harbor will produce at near nameplate coke capacity and generate run-rate Adjusted EBITDA of approximately $50 million.

•
Complete the Simplification Transaction. On February 5, 2019, the Company and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”).

We believe the Simplification Transaction will provide numerous benefits, including:

◦	Simplification of the organizational and governance structure, reducing complexity for investors

◦	Creation of a larger publicly-traded company, increasing public float and enhancing trading liquidity

◦	Immediately accretive to SunCoke shareholders

◦	SunCoke intends to initiate a $0.24 annual dividend per share, in the first full quarter after closing the transaction

◦	Improved credit profile and enhanced access to capital markets lowers cost of capital

◦	Consolidation of cash flow and elimination of master limited partnership distribution accelerates objective of reducing leverage

◦	Estimated cost synergies of approximately $2 million per year from eliminating dual public company requirements and estimated cash tax savings of $40 million over the next five years

◦	More cash flow available to deploy for organic growth projects, attractive merger and acquisition opportunities and/or to return capital to shareholders

◦	Elimination of master limited partnership qualifying income limitations on growth

•
Pursue growth opportunities. Simplifying SunCoke’s structure will enable us to pursue an expanded universe of growth opportunities and enable us to be more competitive as we look to execute on our growth strategy. Our strategy focuses on four business initiatives, which include growing our coke market share in the North America, expanding and optimizing our logistics assets, developing additional business lines within the domestic steel and carbon markets and leveraging our technology to expand in select global markets. These are all areas that closely align with our core competencies, where our knowledge and technical expertise can create additional value for our shareholders.

•
Deliver operational excellence and optimize our asset base. We remain focused on further improving operational performance across both our coke and logistics businesses, as well as successfully executing on our 2019 capital plan. We expect operational improvements at Granite City to generate an increase in production and higher energy revenues as well as lower operating and maintenance costs. We also continue to work to secure further new business and diversify our customer base.

Items Impacting Comparability

•
India Equity Method Investment. On June 27, 2018, the Company sold its 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, the Company recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment in 2018 on the Consolidated Statements of Income. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015.

•
Debt Activities. On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, which will mature on May 24, 2022.

During 2017, the Partnership refinanced its debt obligations, which resulted in a loss on extinguishment of debt on the Consolidated Statements of Income of $20.4 million. During 2016, the Partnership de-levered its balance sheet by repurchasing $89.5 million face value of the Partnership's notes, resulting in a gain on debt extinguishment of $25.0 million on the Consolidated Statements of Income.
Weighted average debt balances during 2018, 2017 and 2016 were $883.8 million, $885.4 million and $920.2 million, respectively, and related interest expense, net was $65.8 million, $62.4 million and $58.8 million, respectively, or a weighted average interest rate of 7.45 percent, 7.05 percent and 6.39 percent, respectively. The increase in related interest expense in 2017 as compared to 2016 was driven by higher interest rates of as a result of the Partnership's debt refinancing activities in 2017. Interest expense in 2018 reflects a full year of the higher rates.

•	Tax Rulings.

◦
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, in 2017, SunCoke recorded net income tax benefits of $154.7 million, of which $125.0 million was attributable to the Company, resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. During 2018, based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a $4.8 million benefit on the consolidated Statements of Income. See Note 5 to our consolidated financial statements.

◦
IRS Final Regulations on Qualifying Income. In January 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. Subsequent to the 10-year transition period, certain cokemaking entities in the Partnership will become taxable as corporations. As a result, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during 2017, primarily related to differences in the book and tax basis of fixed assets, which are expected to exist at the end of the 10-year transition period when the cokemaking operations become taxable. However, the Company had previously recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. As such, the Company's 2017 financial statements reflected the $64.2 million incremental impact from the Final Regulations solely attributable to the Partnership’s public unitholders, which was also recorded as an equal reduction to noncontrolling interest. As a result, the Final Regulations had no impact to net income attributable to the Company.

•
Redemption of Investment in Brazilian Cokemaking Operations. In November 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment") for consideration of $41.0 million, an amount equal to our carrying value of the investment. The Company received $20.5 million in cash at closing in 2016 and received the remaining $20.5 million in cash, plus interest of $0.2 million, in 2017.

•
Loss on Divestiture of Business. In April 2016, the Company completed the disposal of its coal mining business to Revelation Energy, LLC ("Revelation"). Revelation assumed substantially all of the Company's remaining coal mining assets, mineral leases, real estate and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized losses associated with this divestiture of $14.7 million.

Consolidated Results of Operations
The following section includes analysis of consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. See "Analysis of Segment Results" later in this section for further details of these results.

	Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,450.9	$1,331.5	$1,223.3	$119.4	$108.2
Costs and operating expenses
Cost of products sold and operating expenses	1,124.5	1,020.1	905.9	104.4	114.2
Selling, general and administrative expenses	66.1	79.0	90.6	(12.9)	(11.6)
Depreciation and amortization expense	141.6	128.2	114.2	13.4	14.0
Loss on divestiture of business(1)	—	—	14.7	—	(14.7)
Total costs and operating expenses	1,332.2	1,227.3	1,125.4	104.9	101.9
Operating income	118.7	104.2	97.9	14.5	6.3
Interest expense, net(1)	61.4	61.9	54.8	(0.5)	7.1
Loss (gain) on extinguishment of debt, net(1)	0.3	20.4	(25.0)	(20.1)	45.4
Income before income tax expense (benefit) and loss from equity method investment	57.0	21.9	68.1	35.1	(46.2)
Income tax expense (benefit)	4.6	(81.6)	8.6	86.2	(90.2)
Loss from equity method investment(1)	5.4	—	—	5.4	—
Net income	47.0	103.5	59.5	(56.5)	44.0
Less: Net income (loss) attributable to noncontrolling interests	20.8	(18.9)	45.1	39.7	(64.0)
Net income attributable to SunCoke Energy, Inc.	$26.2	$122.4	$14.4	$(96.2)	$108.0

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for 2018 and 2017 as compared to prior year periods, primarily due to the pass-through of higher coal prices in our Domestic Coke segment. Additionally, there were higher sales volumes in our Domestic Coke segment in 2018. Higher sales volumes in our Logistics segment increased revenues in both 2018 and 2017.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense in 2018 as compared to 2017 was driven by lower employee-related costs, lower black lung costs and the absence of the write-off of costs associated with the termination of our project for a potential new cokemaking facility, which together decreased selling, general and administrative expense by $10.9 million. The decrease in 2017 as compared to 2016 was due to lower employee-related costs, lower costs to resolve certain legal matters and lower professional service fees, which together decreased selling, general and administrative expense by $12.4 million.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during 2018 was impacted by depreciation expense on the completed oven rebuilds at Indiana Harbor. The increase in depreciation and amortization expense during 2017 was impacted by incremental depreciation expense on CMT's ship loader and certain environmental remediation (i.e. gas sharing) assets at our Haverhill cokemaking facility, both placed in service during the fourth quarter of 2016.
In 2018, we revised the estimate useful lives of certain heat recovery steam generators as a result of plans to replace major components with upgraded materials and design. Additionally, near the end of 2016, we revised the estimated useful lives of our Indiana Harbor ovens. These changes in estimates resulted in additional depreciation of $26.7 million, $22.4 million and $13.7 million, or $0.41, $0.35 and $0.17 per common share from operations, during 2018, 2017 and 2016, respectively.
Income Taxes. Income tax expense was $4.6 million and $8.6 million in 2018 and 2016, respectively, while 2017 had an income tax benefit of $81.6 million. The periods presented are not comparable as 2017 included net impacts to the Company’s deferred tax expense of $64.2 million associated with the Final Regulations as well as the $154.7 million tax benefit related to the Tax Legislation. The Company also recorded tax benefits of $1.4 million and $4.8 million in 2018 related to the Final Regulations and Tax Legislation, respectively. See "Items Impacting Comparability" and Note 5 to the consolidated financial statements.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders' interest in SunCoke Energy Partners, L.P. as well as a third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net income (loss) attributable to noncontrolling interest.

	Years Ended December 31
	2018	2017	2016
Net income (loss) attributable to the Partnership's common public unitholders(1)	$21.6	$(13.5)	$46.1
Net loss attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	(0.8)	(5.4)	(1.0)
Net income (loss) attributable to noncontrolling interest	$20.8	$(18.9)	$45.1

(1)
The loss in 2017 was primarily due to the net impacts of the Final Regulations and the new Legislation, previously discussed in "Items Impacting Comparability." Comparability between periods was also impacted by the gains and losses associated with the Partnership debt activities in 2017 and 2016, 38 percent of which is attributable to the public unitholders.

(2) The increase during 2018 as compared to 2017 is primarily due to increased volumes on improved performance from the rebuilt ovens at Indiana Harbor and a favorable change in the contractual recovery of operating costs at the facility as discussed in "Analysis of Segment Results." The decrease during 2017 as compared to 2016 was primarily driven by lower volumes and higher operating and maintenance spending as a result of ovens out of service associated with the Indiana Harbor oven rebuild initiative.
Results of Reportable Business Segments
We report our business results through three segments:

•
Domestic Coke consists of our Jewell facility, located in Vansant, Virginia, our Indiana Harbor facility, located in East Chicago, Indiana, our Haverhill facility, located in Franklin Furnace, Ohio, our Granite City facility located in Granite City, Illinois, and our Middletown facility located in Middletown, Ohio.

•	Brazil Coke consists of operations in Vitória, Brazil, where we operate the ArcelorMittal Brazil cokemaking facility.

•
Logistics consists of Convent Marine Terminal ("CMT"), located in Convent, Louisiana, Kanawha River Terminal ("KRT"), located in Ceredo and Belle, West Virginia, SunCoke Lake Terminal ("Lake Terminal"), located in East Chicago, Indiana, and Dismal River Terminal ("DRT"), located in Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

The operations of each of our segments are described in Part I of this document.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business.
Management believes Adjusted EBITDA is an important measure of operating performance and liquidity and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 19 to our consolidated financial statements.

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,308.3	$1,195.0	$1,097.6	$113.3	$97.4
Brazil Coke	40.4	43.4	39.5	(3.0)	3.9
Logistics	102.2	93.1	84.7	9.1	8.4
Logistics intersegment sales	24.5	23.8	23.2	0.7	0.6
Corporate and Other(1)	—	—	1.5	—	(1.5)
Corporate and Other intersegment sales(1)	—	—	22.0	—	(22.0)
Elimination of intersegment sales	(24.5)	(23.8)	(45.2)	(0.7)	21.4
Total sales and other operating revenue	$1,450.9	$1,331.5	$1,223.3	$119.4	$108.2
Adjusted EBITDA(2):
Domestic Coke	$207.9	$188.9	$193.9	$19.0	$(5.0)
Brazil Coke	18.4	18.2	16.2	0.2	2.0
Logistics	72.6	70.8	63.9	1.8	6.9
Corporate and Other, including legacy costs, net(3)	(35.7)	(43.2)	(57.0)	7.5	13.8
Adjusted EBITDA	$263.2	$234.7	$217.0	$28.5	$17.7
Coke Operating Data:
Domestic Coke capacity utilization (%)	95	91	93	4	(2)
Domestic Coke production volumes (thousands of tons)	4,016	3,861	3,954	155	(93)
Domestic Coke sales volumes (thousands of tons)	4,033	3,851	3,956	182	(105)
Domestic Coke Adjusted EBITDA per ton(4)	$51.55	$49.05	$49.01	$2.50	$0.04
Brazilian Coke production—operated facility (thousands of tons)	1,768	1,761	1,741	7	20
Logistics Operating Data:
Tons handled (thousands of tons)(5)	26,605	21,616	18,569	4,989	3,047
CMT take-or-pay shortfall tons (thousands of tons)(6)	220	2,918	6,076	(2,698)	(3,158)

(1)	Corporate and Other revenues are related to our legacy coal mining business.

(2)
See Note 19 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the years ended December 31, 2018, 2017 and 2016.

(3)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $9.8 million, $10.5 million, and $15.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(5)	Reflects inbound tons handled during the period.

(6)	Reflects tons billed under take-or-pay contracts where services were not performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue		Adjusted EBITDA
	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Beginning	$1,195.0	$1,097.6	$188.9	$193.9
Volumes(1)	48.3	(23.8)	8.5	(2.5)
Coal cost recovery and yields(2)	58.4	118.8	12.2	7.1
Operating and maintenance costs(3)	14.6	1.0	1.5	(15.6)
Energy and other(4)	(8.0)	1.4	(3.2)	6.0
Ending	$1,308.3	$1,195.0	$207.9	$188.9

(1)
Sales volumes increased over 180 thousand tons in 2018, primarily due to improved operating performance from rebuilt ovens at Indiana Harbor. In 2017, sales volumes were 105 thousand tons lower than in 2016 and were negatively impacted by ovens that were out of service in connection with the ongoing oven rebuild initiative at Indiana Harbor as well as a decrease in volumes to AK Steel, for which AK Steel provided make whole payments.

(2)
Revenues and the impact of coal-to-coke yields on Adjusted EBITDA move directionally with changes in coal prices, which increased in both 2018 and 2017 as compared to the prior year periods. Additionally, revenue and Adjusted EBITDA benefited from improved operational coal-to-coke yields, primarily at our Indiana Harbor facility in 2017 and again in 2018 as the facility realized benefits from the oven rebuild initiative.

(3)
In 2018, the operating cost component of the contract at our Indiana Harbor facility changed from fixed recovery per ton to an annually negotiated budget, which drove favorable operating and maintenance cost recovery of $10.8 million as compared to 2017. This 2018 improvement was offset by the timing and scope of outage work at other facilities, which negatively impacted Adjusted EBITDA by $6.6 million. Higher operating and maintenance costs in 2017 as compared to 2016 was driven by an increase in the number of oven rebuilds at Indiana Harbor.

(4)
The decrease in energy in 2018 as compared to 2017 was primarily driven by our extended Granite City outage and the impact a machinery fire had on coke production and energy. The improvement in 2017 as compared to 2016 was driven by the impact of a turbine failure at our Haverhill facility in October 2016, which was fully restored in January 2017. This turbine failure adversely affected energy production in 2016, although the impact was partially mitigated by insurance recoveries.

Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales		Adjusted EBITDA
	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
	(Dollars in millions)
Beginning	$116.9	$107.9	$70.8	$63.9
Transloading volumes(1)	9.3	3.1	3.6	2.4
Price/margin impact of mix in transloading services	1.7	3.0	1.7	3.0
Operating and maintenance costs and other(2)	(1.2)	2.9	(3.5)	1.5
Ending	$126.7	$116.9	$72.6	$70.8

(1)	CMT achieved record volumes in 2017, which further increased in 2018. Volumes were 12.2 million tons, 8.0 million tons and 4.3 million tons in 2018, 2017 and 2016, respectively.

(2)	In 2018, the Mississippi River experienced near-historic water levels, which negatively impacted Adjusted EBITDA during 2018 as compared to 2017.
Brazil Coke
2018 compared to 2017
Sales and other operating revenue decreased $3.0 million, or 6.9 percent, to $40.4 million in 2018 compared to $43.4 million in 2017, primarily due to unfavorable translation adjustments.
Adjusted EBITDA was consistent at $18.4 million in 2018 compared to $18.2 million in 2017.
2017 compared to 2016
Sales and other operating revenue increased $3.9 million, or 9.9 percent, to $43.4 million in 2017 compared to $39.5 million in 2016. The increase in sales and other operating revenue was primarily due to $1.8 million of favorable translation adjustments as well as higher reimbursable operating and maintenance costs of $1.1 million. The remaining increase of $1.0 million was primarily due to higher volumes, including higher production bonuses received from our customer in the current year for meeting certain volume targets beyond what was produced in the prior year.
Adjusted EBITDA increased $2.0 million, or 12.3 percent, to $18.2 million in 2017 compared to $16.2 million in 2016. The increase was primarily driven by higher volumes, including higher production bonuses as described above and favorable translation adjustments.
Corporate and Other
2018 compared to 2017
Corporate and Other Adjusted EBITDA results, which include costs related to our legacy coal mining business, improved $7.5 million, or 17.4 percent, to losses of $35.7 million in 2018 as compared to losses of $43.2 million in 2017. This improvement was driven by $4.5 million of lower employee-related costs and the absence of costs incurred to resolve certain corporate legal matters incurred in the prior year period. Costs related to our legacy coal mining business were generally consistent year over year as costs to resolve certain legal matters in the current year period were more than offset by a favorable adjustment to our black lung liability, driven by higher discount rates.
2017 compared to 2016
Corporate and Other Adjusted EBITDA results, improved $13.8 million, or 24.2 percent, to losses of $43.2 million in 2017 as compared to losses of $57.0 million in 2016. The improvement included a $4.5 million period-over-period benefit associated with the absence of our legacy coal mining business, which was disposed of in April 2016. The 2017 period also benefited from $4.6 million of lower employee-related and other costs and the $2.2 million favorable impact of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price and the

Partnership's unit price. The remaining improvement was driven by lower costs incurred to resolve certain legal matters as compared to the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of December 31, 2018, together with the Partnership, we had $145.7 million of cash and cash equivalents and $254.2 million of borrowing availability under our credit facilities.
Debt Refinancing
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statements of Income of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Covenants
As of December 31, 2018, the Company and the Partnership were in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the consolidated financial statements for details on debt covenants.
We expect the Partnership's current debt structure to remain unchanged at the time of the Simplification Transaction closing. The Simplification Transaction will not trigger any change-of-control provisions.
Credit Rating
In February 2018, S&P Global Ratings reaffirmed the Company and the Partnership's corporate credit rating of BB- (stable). Additionally, in May 2018, Moody’s Investors Service reaffirmed the Company’s corporate family rating of B1 (stable).
Distributions
On January 28, 2019, the Partnership's Board of Directors declared a quarterly cash distribution of $0.4000 per unit. This distribution will be paid on March 1, 2019 to unitholders of record on February 15, 2019.
The Partnership anticipates it will maintain the current quarterly distribution rate of $0.4000 per unit for each quarter until the closing of the Simplification Transaction. Partnership common unitholders will receive a prorated distribution per unit payable in SunCoke common shares based upon a quarterly distribution of $0.4000 per unit for the period beginning with the first day of the most recent full calendar quarter with respect to which any Partnership unitholder distribution record date has not occurred (or if there is no such full calendar quarter, then beginning with the first day of the partial calendar quarter in which the closing occurs) and ending on the day prior to the close of the Simplification Transaction.
Partnership Common Unit Purchase Program
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2018, the Company purchased 231,171 of outstanding Partnership common units in the open market for total cash payments of $4.2 million, which increased our limited partner interest in the Partnership from 59.9 percent to 60.4 percent at December 31, 2018. At December 31, 2018 there was $47.1 million available under the authorized Partnership purchase program.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$185.8	$148.5	$219.1
Net cash used in investing activities	(95.8)	(55.1)	(53.9)
Net cash used in financing activities	(64.5)	(107.7)	(172.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$25.5	$(14.3)	$(7.1)
Cash Provided by Operating Activities
Net cash provided by operating activities increased $37.3 million to $185.8 million in 2018 as compared to 2017. The increase reflects improved operations as compared to the prior year period. Additionally, there was a favorable year-over-year change of approximately $8 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by rebuilding coal inventory to a normalized level in the prior year period. The current year period also benefited from $8.3 million of lower interest payments, net of capitalized interest, as a result of the Partnership's debt restructuring in the second quarter of 2017, which impacted the timing of interest payments and resulted in additional payments in 2017. These improvements were partly offset by payments of certain deferred compensation during 2018.
Net cash provided by operating activities decreased $70.6 million to $148.5 million in 2017 as compared to 2016. The decrease was primarily driven by the unfavorable year-over-year change in primary working capital, of which approximately $47 million was due to fluctuating coal prices and inventory levels. Further contributing to the decrease in operating cash flows were higher cash interest payments, net of capitalized interest, of $14.5 million during 2017 as compared to 2016 as a result of the Partnership refinancing its debt obligations. Additionally, income tax payments, net were $5.8 million in the current period as compared to income tax refunds, net of $2.3 million in 2016 and compensation-related benefit payments were higher in 2017 as compared to 2016.
Cash Used in Investing Activities
Net cash used in investing activities increased $40.7 million to $95.8 million in 2018 as compared to 2017. The current year period included higher capital spending of $24.7 million as compared to the prior year, primarily on the environmental remediation project at our Granite City facility as well as higher spending for ongoing capital expenditures. The change also reflects $4.0 million of cash received for the sale of an equity method investment in the current year period as well as the absence of the $20.5 million return of the Brazilian investment collected during the first quarter of 2017.
Net cash used in investing activities increased $1.2 million to $55.1 million in 2017 as compared to 2016. An increase in capital expenditures primarily due to the Indiana Harbor oven rebuild initiative and the environmental remediation project at Granite City during 2017 was partially offset by the $12.8 million payment related to the divestiture of the coal mining business in 2016.
Cash Used in Financing Activities
Net cash used in financing activities was $64.5 million in 2018 and was related to the Partnership's distribution payments to public unitholders of $31.9 million, the Partnership's repayment of $25.0 million on its revolving credit facility and the Company's acquisition of outstanding Partnership common units for $4.2 million. The January 2018 debt restructuring had a minimal net impact to financing cash flows. See Note 12 to our consolidated financial statements for further discussion of debt activities.
Net cash used in financing activities was $107.7 million in 2017 and was related to the Company's acquisition of outstanding Partnership common units for a total payment of $48.7 million and the Partnership's distribution payments to public unitholders of $47.0 million. Additionally, during 2017, the Partnership refinanced its debt obligations, for which the Partnership made repayments of debt, net of proceeds, of $13.1 million.
Net cash used in financing activities was $172.3 million in 2016 and was primarily in connection with the Partnership's de-levering activities, for which the Partnership and the Company made repayments of debt, net of proceeds from the sale-leaseback arrangement, of $121.5 million. Additionally, during 2016, the Partnership paid distributions to public unitholders of $49.4 million.

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

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Ongoing capital(1)	$69.7	$54.7	$39.8
Environmental remediation project(2)	29.8	19.4	7.8
Expansion capital:
CMT ship loader(3)	—	1.1	13.5
Other capital expansion	0.8	0.4	2.6
Total expansion capital	0.8	1.5	16.1
Total capital expenditures	$100.3	$75.6	$63.7

(1)
Includes $33.6 million, $29.2 million and $11.9 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, which began in 2015, for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Includes $3.2 million, $1.1 million and $2.7 million of interest capitalized in connection with the gas sharing projects for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Represents capital expenditures for the ship loader expansion project funded with cash withheld in conjunction with the acquisition of CMT. Additionally, this includes capitalized interest of $2.3 million for the year ended December 31, 2016.

In 2019, we expect our capital expenditures to be between $110 million and $120 million, of which approximately $55 million to $60 million will be spent at the Partnership and approximately $40 million to $48 million will be spent on the Indiana Harbor oven rebuild project.
We anticipate spending approximately $150 million on our environmental remediation projects to comply with the expected terms of the consent decree at our Haverhill and Granite City cokemaking operations, of which we have spent approximately $138 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made capital contributions to the Partnership of $20 million during 2018 for these known environmental remediation projects. The Company expects to make additional capital contributions to the Partnership of approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2018:

		Payment Due Dates
	Total	2019	2020-2021	2022-2023	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$859.0	$3.9	$14.1	$141.0	$700.0
Interest	365.0	60.5	120.1	107.8	76.6
Operating leases(2)	5.4	2.0	2.1	0.6	0.7
Purchase obligations:
Coal(3)(4)	830.2	797.6	32.6	—	—
Transportation and coal handling(5)	98.6	33.1	26.2	12.9	26.4
Other(6)	9.4	2.9	3.2	2.4	0.9
Total	$2,167.6	$900.0	$198.3	$264.7	$804.6

(1)
At December 31, 2018, debt consists of $700.0 million of Partnership Notes, $43.9 million of Term Loan, $10.1 million of Partnership Financing Obligation and $105.0 million of Partnership Revolver. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2018.

(2)
Our operating leases include leases for land, locomotives, office equipment and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year.

(3)
Certain coal procurement contracts included in the table above were not executed at December 31, 2018. We estimate these contracts to be approximately $159 million of purchase obligations in 2019 and expect these to be finalized in the first quarter of 2019.

(4)
One of the coal procurement contracts at our Jewell cokemaking facility has minimum volume requirements through 2020, with pricing set annually. Projected purchase obligations were calculated using 2019 pricing.

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
Off-Balance Sheet Arrangements
We have letters of credit disclosed in Note 12 to the consolidated financial statements as well as operating leases disclosed in Note 13 to the consolidated financial statements. Additionally, we had outstanding surety bonds with third parties of approximately $24 million as of December 31, 2018 to secure reclamation and other performance commitments. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

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
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) accounting for impairments of goodwill and (2) black lung benefit obligations. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Accounting for Impairments of Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit to below its carrying value. We perform our annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Logistics reporting unit had goodwill of $73.5 million as of December 31, 2018. The goodwill analysis as of October 1st resulted in the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeding its carrying value by approximately 30 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal Inc. ("Murray") and Foresight Energy LLC ("Foresight"). Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
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

The following table summarizes discount rates utilized, active claims, and the total black lung liabilities:

	December 31,
	2018	2017
Discount rate(1)	4.0%	3.3%
Active claims	345	351
Black lung liability (dollars in millions)(2)	$49.4	$50.3
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.1 million in 2018.
(2) The current portion of the black lung liability was $4.5 million and $5.4 million at December 31, 2018 and 2017, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Payments	$6.3	$7.4	$7.8
Expense	$5.4	$7.5	$8.1
Recent Accounting Standards
See Note 2 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 19 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for 2018, 2017 and 2016.
Below is a reconciliation of 2019 Adjusted EBITDA guidance from its closest GAAP measures:

	2019
	Low	High
Net Cash Provided by Operating activities	$180	$195
Subtract:
Depreciation and amortization expense	150	145
Changes in working capital and other	(14)	(1)
Net Income	$44	$51
Add:
Depreciation and amortization expense	150	145
Interest expense, net	65	65
Income tax expense	6	14
Adjusted EBITDA	$265	$275
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	83	87
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$182	$188

(1)	Reflects non-controlling interests in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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
Price of coal
We did not use derivatives to hedge any of our coal purchases or sales. Although we have not previously done so, we may enter into derivative financial instruments from time to time in the future to economically manage our exposure related to these market risks.
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales. Therefore, we are subject to market risk to the extent the cost to procure coal at Jewel differs from the amount allowable to be passed through to our customer based on Haverhill's coal price.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2018 and 2017, the daily average outstanding balance on borrowings with variable interest rates was $172.5 million and $184.3 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.9 million in 2018 and 2017, respectively. At December 31, 2018, we had outstanding borrowings with variable interest rates of $105.0 million under the Partnership Revolver and $43.9 million under the Term Loan.
At December 31, 2018 and 2017, we had cash and cash equivalents of $145.7 million and $120.2 million, respectively, which accrues interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.7 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazil Real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2018 and 2017 would have been approximately $0.4 million and $0.5 million, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Chicago, Illinois
February 15, 2019

SunCoke Energy, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2018	2017	2016
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,450.9	$1,331.5	$1,223.3
Costs and operating expenses
Cost of products sold and operating expenses	1,124.5	1,020.1	905.9
Selling, general and administrative expenses	66.1	79.0	90.6
Depreciation and amortization expense	141.6	128.2	114.2
Loss on divestiture of business	—	—	14.7
Total costs and operating expenses	1,332.2	1,227.3	1,125.4
Operating income	118.7	104.2	97.9
Interest expense, net	61.4	61.9	54.8
Loss (gain) on extinguishment of debt	0.3	20.4	(25.0)
Income before income tax expense (benefit) and loss from equity method investment	57.0	21.9	68.1
Income tax expense (benefit)	4.6	(81.6)	8.6
Loss from equity method investment	5.4	—	—
Net income	47.0	103.5	59.5
Less: Net income (loss) attributable to noncontrolling interests	20.8	(18.9)	45.1
Net income attributable to SunCoke Energy, Inc.	$26.2	$122.4	$14.4
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.40	$1.90	$0.22
Diluted	$0.40	$1.88	$0.22
Weighted average number of common shares outstanding:
Basic	64.7	64.3	64.2
Diluted	65.5	65.2	64.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income	$47.0	$103.5	$59.5
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax expense of zero for all years)	(0.1)	0.2	—
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million, $0.3 million and $0.1 million, respectively)	0.6	(0.8)	(0.2)
Currency translation adjustment	(1.4)	(0.5)	1.0
Recognition of accumulated currency translation loss upon sale of equity method investment	9.0	—	—
Comprehensive income	55.1	102.4	60.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	20.8	(18.9)	45.1
Comprehensive income attributable to SunCoke Energy, Inc.	$34.3	$121.3	$15.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$145.7	$120.2
Receivables	75.4	68.5
Inventories	110.4	111.0
Income tax receivable	0.7	4.8
Other current assets	2.8	6.7
Total current assets	335.0	311.2
Properties, plants and equipment (net of accumulated depreciation of $855.8 million and $733.2 million at December 31, 2018 and 2017, respectively)	1,471.1	1,501.3
Goodwill	76.9	76.9
Other intangible assets, net	156.8	167.9
Deferred charges and other assets	5.5	2.8
Total assets	$2,045.3	$2,060.1
Liabilities and Equity
Accounts payable	$115.0	$115.5
Accrued liabilities	45.6	53.2
Deferred revenue	3.0	1.7
Current portion of long-term debt and financing obligation	3.9	2.6
Interest payable	3.6	5.4
Total current liabilities	171.1	178.4
Long-term debt and financing obligation	834.5	861.1
Accrual for black lung benefits	44.9	44.9
Retirement benefit liabilities	25.2	28.2
Deferred income taxes	254.7	257.8
Asset retirement obligations	14.6	14.0
Other deferred credits and liabilities	17.6	16.1
Total liabilities	1,362.6	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2018 and 2017	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,233,750 and 72,006,905 shares at December 31, 2018 and 2017, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at both December 31, 2018 and 2017, respectively	(140.7)	(140.7)
Additional paid-in capital	488.8	486.2
Accumulated other comprehensive loss	(13.1)	(21.2)
Retained earnings	127.4	101.2
Total SunCoke Energy, Inc. stockholders' equity	463.1	426.2
Noncontrolling interests	219.6	233.4
Total equity	682.7	659.6
Total liabilities and equity	$2,045.3	$2,060.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$47.0	$103.5	$59.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	141.6	128.2	114.2
Deferred income tax (benefit) expense	(3.4)	(87.2)	3.1
Payments in excess of expense for postretirement plan benefits	(2.4)	(1.8)	(2.6)
Share-based compensation expense	3.1	4.8	6.5
Loss (gain) on extinguishment of debt, net	0.3	20.4	(25.0)
Loss on divestiture of business	—	—	14.7
Loss from equity method investment	5.4	—	—
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	(6.9)	(7.8)	3.7
Inventories	0.6	(18.5)	29.4
Accounts payable	(0.7)	11.7	(0.8)
Accrued liabilities	(7.3)	2.6	6.8
Deferred revenue	1.3	(0.8)	0.4
Interest payable	(1.8)	(10.8)	(2.7)
Income taxes	4.5	(0.2)	7.0
Other	4.5	4.4	4.9
Net cash provided by operating activities	185.8	148.5	219.1
Cash Flows from Investing Activities:
Capital expenditures	(100.3)	(75.6)	(63.7)
Return of Brazilian investment	—	20.5	20.5
Divestiture of coal business	—	—	(12.8)
Sale of equity method investment	4.0	—	—
Other investing activities	0.5	—	2.1
Net cash used in investing activities	(95.8)	(55.1)	(53.9)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	693.7	—
Repayment of long-term debt	(45.7)	(644.9)	(66.1)
Debt issuance costs	(0.5)	(17.4)	(0.2)
Proceeds from revolving facility	179.5	350.0	28.0
Repayment of revolving facility	(204.5)	(392.0)	(98.4)
Proceeds from financing obligation	—	—	16.2
Repayment of financing obligation	(2.6)	(2.5)	(1.0)
Cash distributions to noncontrolling interests	(31.9)	(47.0)	(49.4)
Acquisition of additional interest in the Partnership	(4.2)	(48.7)	—
Other financing activities	0.4	1.1	(1.4)
Net cash used in financing activities	(64.5)	(107.7)	(172.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	25.5	(14.3)	(7.1)
Cash, cash equivalents and restricted cash at beginning of year	120.2	134.5	141.6
Cash, cash equivalents and restricted cash at end of year	$145.7	$120.2	$134.5
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $3.2 million, $1.1 million and $5.0 million, respectively	$59.6	$67.9	$53.4
Income taxes paid, net of refunds of $4.3 million, $1.0 million and $8.2 million, respectively	$3.7	$5.8	$(2.3)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2015	71,489,448	$0.7	7,477,657	$(140.7)	$486.1	$(19.8)	$(36.4)	$289.9	$332.9	$622.8
Net income	—	—	—	—	—	—	14.4	14.4	45.1	59.5
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.1 million)	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	—	—	1.0	—	1.0	—	1.0
Cash distribution to noncontrolling interests, net of unit issuances	—	—	—	—	—	—	—	—	(49.2)	(49.2)
Share-based compensation expense	—	—	—	—	6.5	—	—	6.5	—	6.5
Share issuances, net of shares withheld for taxes and other equity activities	217,856	—	—	—	(0.5)	—	—	(0.5)	—	(0.5)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9
Net income (loss)	—	—	—	—	—	—	122.4	122.4	(18.9)	103.5
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of zero)	—	—	—	—	—	0.2	—	0.2	—	0.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Currency translation adjustment	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(47.0)	(47.0)
Share-based compensation expense	—	—	—	—	4.7	—	—	4.7	0.1	4.8
Share-issuances, net of shares withheld for taxes	299,601		—	—	1.1	—	—	1.1	—	1.1
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(19.1)	—	—	(19.1)	(29.6)	(48.7)
Deferred tax adjustment	—	—	—	—	7.1	—	—	7.1	—	7.1
Cumulative effect from adoption of ASU 2016-09	—	—	—	—	0.3	—	(0.3)	—	—	—
Cumulative effect from adoption of ASU 2018-02	—	—	—	—	—	(1.1)	1.1	—	—	—
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	26.2	26.2	20.8	47.0
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	0.6	—	0.6	—	0.6
Currency translation adjustment	—	—	—	—	—	(1.4)	—	(1.4)	—	(1.4)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(31.9)	(31.9)
Share-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Share-issuances, net of shares withheld for taxes	226,845	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.5)	—	—	(1.5)	(2.7)	(4.2)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7

(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has over 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities.
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
On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during 2018 on the Consolidated Statements of Income. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015. Therefore, its financial results had not been included in our financial statements since that time.
The Company disposed of its coal mining operations in Virginia and West Virginia to Revelation Energy, LLC ("Revelation") in April 2016. Revelation assumed substantially all of our remaining coal mining assets and real estate, and was assigned substantially all of our mineral leases and a substantial portion of our mining reclamation obligations. Under the terms of the agreement, Revelation received $12.8 million from the Company to take ownership of the assets and liabilities. During 2016, the Company recognized losses associated with this divestiture of $14.7 million.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership. At December 31, 2018, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights ("IDRs"), and a 60.4 percent limited partner interest in the Partnership. The remaining 37.6 percent interest in the Partnership was held by public unitholders.
On February 5, 2019, the Company and the Partnership announced that they have entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), the Partnership's unaffiliated common unitholders will receive 1.40 SunCoke common shares plus a fraction of a SunCoke common share, based on a ratio as further described in the Merger Agreement, for each Partnership common unit. On behalf of the Partnership and its public unitholders, the terms of the Simplification Transaction were negotiated, reviewed and approved by the conflicts committee of the Board of Directors of the Partnership's general partner, which consisted solely of independent directors. The transaction was approved by the Board of Directors of the general partner of the Partnership and the Board of Directors of SunCoke.
Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated.  The

Simplification Transaction is expected to close late in the second quarter of 2019 or early in the third quarter of 2019, subject to customary closing conditions, including the approval by holders of a majority of the outstanding SunCoke common shares and Partnership common units, as well as customary regulatory approvals. SunCoke indirectly owns the majority of the Partnership common units, which is sufficient to approve the transaction on behalf of the holders of Partnership common units.
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
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. See the "Recently Adopted Accounting Pronouncements" section of this footnote for further details.
Revenue Recognition
The Company sells coke as well as steam and electricity and also provides mixing and/or handling services of coal and other aggregates. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. See Note 18.
Substantially all of the coke produced by the Company is sold pursuant to long-term contracts with its customers. The Company evaluates each of its contracts to determine whether the arrangement contains a lease under the applicable accounting standards. If the specific facts and circumstances indicate that it is remote that parties other than the contracted customer will take more than a minor amount of the coke that will be produced by the property, plant and equipment during the term of the coke supply agreement, and the price that the customer is paying for the coke is neither contractually fixed per unit nor equal to the current market price per unit at the time of delivery, then the long-term contract is deemed to contain a lease. The lease component of the price of coke represents the rental payment for the use of the property, plant and equipment, and all such payments are accounted for as contingent rentals as they are only earned by the Company when the coke is delivered and title passes to the customer. The total amount of revenue recognized by the Company for these contingent rentals represents less than 10 percent of consolidated sales and other operating revenues for each of the years ended December 31, 2018, 2017 and 2016. Upon adoption of Accounting Standard Codification ("ASC") 842, "Leases", in 2019, these long-term contracts to sell coke will no longer be deemed to contain operating leases.
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

Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. The Company capitalized interest of $3.2 million, $1.1 million, and $5.0 million in 2018, 2017 and 2016, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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
Goodwill and Other Intangibles
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. The Company performs its annual goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. See Note 8.
Intangible assets are primarily comprised of permits, customer contracts and customer relationships. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
Investment in Brazilian Cokemaking Operations
On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interest in Sol Coqueria Tubarão S.A. ("Brazil Investment"), previously accounted for at cost, for consideration of $41.0 million. The Company received $20.5 million in cash at closing in 2016 and received the remaining $20.5 million in cash, plus interest of $0.2 million, in 2017. Starting in 2016, SunCoke receives $5.1 million in licensing fees per year, in addition to our per ton licensing fee, through 2023 related to the addition of certain patents to its existing intellectual property licensing agreement, which are currently in use by ArcelorMittal Brazil at the Brazil facility. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Licensing fees are included in sales and other operating revenue on the Consolidated Statements of Income.
Income Taxes
Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. See Note 5.
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
Postretirement Benefit Plan Liabilities
The postretirement benefit plans, which are frozen, are unfunded and the accumulated postretirement benefit obligation is fully recognized on the Consolidated Balance Sheets. Actuarial gains (losses) and prior service costs (benefits) which have not yet been recognized in net income are recognized as a credit (charge) to accumulated other comprehensive income (loss). The credit (charge) to accumulated other comprehensive income (loss), which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of postretirement benefit plans expense included in interest expense, net on the Consolidated Statements of Income. See Note 10.
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
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Income and are generally passed through to our customers. The Company has elected the practical expedient under ASC 606, "Revenue from Contracts with Customers", to account for shipping and handling activities as a promise to fulfill the transfer of coke.
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
Currency Translation
The functional currency of the Company’s Brazilian operations is the Brazilian real. The Company’s Brazil operations translate its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive loss in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates during the period.
Recently Adopted Accounting Pronouncements
In May 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018, using the modified retrospective method with no material impact on our revenue recognition model on an annual basis. See Note 18.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Company retrospectively adopted this ASU in the first quarter 2018 and modified the Company's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Historical restricted cash balances were related to cash withheld from the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements, and the related immaterial impacts have been reclassified on the statement of cash flows for the years ended December 31, 2017 and 2016. The restricted cash balance was zero at both December 31, 2018 and December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Company adopted this ASU in the first quarter 2018 and retrospectively presented net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. In conjunction with the adoption of this standard, expense of $1.3 million was reclassified from operating income and was recorded in interest expense, net on the Consolidated Statements of Income for both the years ended December 31, 2017 and 2016, respectively. See Note 10.
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
Recently Issued Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 842, "Leases".  This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. A multi-disciplined implementation team has gained an understanding of the accounting and disclosure provisions of the standard and analyzed the impacts to our business, including the development of new accounting processes to account for our leases and support the required disclosures. We have implemented a technology tool to assist with the accounting and reporting requirements of this standard. While we are still finalizing the impact of adopting this standard, we expect that upon adoption the right-of-use assets and lease liabilities, such as land, the lease of our corporate office space and certain equipment rentals, will increase the reported assets and liabilities on our Consolidated Balance Sheets by approximately $5 million to $10 million. The Company adopted this standard on January 1, 2019, by applying the modified retrospective transition approach and electing not to adjust prior comparative periods.
Labor Concentrations
As of December 31, 2018, we have approximately 895 employees in the U.S. Approximately 40 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. While the labor agreement at our Indiana Harbor cokemaking facility expired on August 31, 2015, the parties mutually agreed to extend the terms of this agreement through August 31, 2018. Currently both parties are working under the term of the contract extension while negotiating a new agreement. We do not anticipate any work stoppages during the extended period of the agreement. The labor agreements at KRT, Lake Terminal and Haverhill will expire on April 30, 2019, June 30, 2019 and November 1, 2019, respectively. We will negotiate the renewal of these agreements in 2019 and do not anticipate any work stoppages.
As of December 31, 2018, we have approximately 285 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2018, the labor agreement at our Vitoria, Brazil facility was renewed for an additional year, and it expires on October 31, 2019.
3. Acquisition of Noncontrolling Interest
In 2017, the Company's Board of Directors authorized a program for the Company to purchase outstanding Partnership common units at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $100.0 million. At December 31, 2018, there was $47.1 million available under the authorized program.

The following table summarizes the Company's purchases of outstanding Partnership common units in the open market:

	Years Ended December 31
	2018	2017
	(Dollars in millions)
Units purchased	231,171	2,853,032
Cash paid	$4.2	$48.7
Decrease in noncontrolling interest (1)	$2.7	$29.6
Decrease in additional paid in capital (2)	$1.2	$12.0

(1)	Represents Partnership's net book value acquired by the Company.

(2)
Represents consideration paid in excess of the net book value of the noncontrolling interest acquired net of deferred tax adjustments of $0.3 million and $7.1 million for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Years Ended December 31,
	2018	2017
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc	$26.2	$122.4
Decrease in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	(1.2)	(12.0)
Changes from net income attributable to SunCoke Energy, Inc and transfers to noncontrolling interest	$25.0	$110.4
4. Customer Concentrations
In 2018, the Company sold approximately 4 million tons of coke under long-term, take-or-pay contracts to its three primary customers in the U.S.: AK Steel Corporation ("AK Steel"), ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and United States Steel Corporation ("U.S. Steel"). In addition, licensing and operating fees are payable to the Company under long-term contracts with ArcelorMittal Brazil.
The table below shows sales to the Company's significant customers:

	Years ended December 31,
	2018		2017		2016
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
AM USA and ArcelorMittal Brazil(1)	$735.8	50.7%	$678.2	50.9%	$596.6	48.8%
AK Steel(2)	$377.9	26.0%	$331.3	24.9%	$350.0	28.6%
U.S. Steel(3)	$206.8	14.3%	$214.1	16.1%	$185.3	15.1%
(1) Represents revenues included in our Domestic Coke and Brazil Coke segments.
(2) Represents revenues included in our Domestic Coke segment.
(3) Represents revenues included in our Domestic Coke and Logistics segments.
The Company generally does not require any collateral with respect to its receivables. At both December 31, 2018 and 2017, the Company’s receivables balances were primarily due from AM USA and ArcelorMittal Brazil, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.

The table below shows receivables due from the Company's significant customers:

	December 31,
	2018	2017
	(Dollars in millions)
AM USA and ArcelorMittal Brazil	$34.3	$25.7
AK Steel	$25.3	$13.2
U.S. Steel	$5.2	$5.6
Our logistics business provides coal handling and storage services to Murray Energy Corporation, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), who are the two primary customers in the Logistics segment.
The table below shows sales to Murray and Foresight:

	Years ended December 31,
	2018	2017	2016
	(Dollars in millions)
Sales and other operating revenue	$62.5	$57.8	$53.5
Percent of Company sales and other operating revenue	4.3%	4.3%	4.4%
Percent of Logistics segment sales and other operating revenue, including intersegment sales	49.3%	49.4%	49.6%
The table below shows receivables due from Murray and Foresight:

	December 31,
	2018	2017
	(Dollars in millions)
Murray and Foresight	$3.2	$9.7

5. Income Taxes
The components of income before income tax (benefit) expense and loss from equity method investment are as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Domestic	$39.3	$4.3	$52.5
Foreign	17.7	17.6	15.6
Total	$57.0	$21.9	$68.1
Income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Current tax expense:
U.S. federal	$1.4	$1.7	$2.7
State	2.1	(1.0)	(2.2)
Foreign	4.5	4.9	5.0
Total current tax expense	8.0	5.6	5.5

Deferred tax expense:
U.S. federal	(3.1)	(99.7)	(1.5)
State	(0.3)	12.5	4.6
Total deferred tax (benefit) expense	(3.4)	(87.2)	3.1
Total	$4.6	$(81.6)	$8.6

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2018		2017		2016
	(Dollars in millions)
Income tax expense at U.S. statutory rate	$12.0	21.0%	$7.7	35.0%	$23.8	35.0%
Increase (reduction) in income taxes resulting from:
Impact of Final Regulations(1)	(1.4)	(2.5)%	64.2	293.2%	—	—%
Impact of Tax Legislation(2)	(4.8)	(8.4)%	(154.7)	(706.4)%	—	—%
Income attributable to noncontrolling interests in partnerships(3)	(3.9)	(6.8)%	(5.4)	(24.7)%	(15.6)	(23.0)%
State and other income taxes, net of federal income tax effects	1.6	2.8%	2.0	9.1%	1.1	1.7%
Change in valuation allowance(4)	0.7	1.2%	3.9	17.8%	0.4	0.6%
Other	0.4	0.7%	0.7	3.2%	(1.1)	(1.6)%
Income tax (benefit) expense at effective tax rate	$4.6	8.0%	$(81.6)	(372.8)%	$8.6	12.7%

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

In 2018, the Partnership recorded a deferred tax benefit of $3.6 million related to its changes in projected deferred tax liability associated with projected book and tax differences at the end of the 10-year transition period due to current period additions and changes in estimated useful lives of certain assets. The Company's 2018 financial statements reflect a $1.4 million benefit, which is solely attributable to the Partnership’s public unitholders and was also recorded as an equal reduction to noncontrolling interest.

As a result, the Final Regulations have no impact to net income attributable to the Company.

(2)
On December 22, 2017, the Tax Legislation was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provided for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740, "Income Taxes", for certain income tax effects of the Tax Legislation for the reporting period which includes enactment. During 2017, SunCoke recorded a provisional net income tax benefit of $154.7 million, of which $125.0 million was attributable to the Company, for the impact of this Tax Legislation. These benefits were primarily due to the $169.0 million net benefit resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. During 2017, based on information available at the time, the Company recorded provisional income tax expense of $14.3 million for a valuation allowance against $19.0 million of foreign tax credit carryforwards that the Company believed would not be realized prior to their expiration as a result of the Tax Legislation. Based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018. There were no other significant changes to previous estimates and amounts recorded in 2017 relating to this Tax Legislation.

(3)
Excludes the impact of the Final Regulations on qualifying income discussed above. No income tax expense is reflected in the Consolidated Statements of Income for income attributable to noncontrolling interests in partnership entities.

(4)	In 2017, the Company recorded a valuation allowance as a result of changes in future state allocation assumptions.
The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$6.4	$7.1
Black lung benefit liabilities	11.3	11.6
Share-based compensation	6.4	6.1
Federal tax credit carryforward(1)	21.5	23.2
Foreign tax credit carryforward(2)	15.9	19.0
Federal net operating loss	—	2.5
Section 163(j) interest limitation carryforward(3)	1.8	—
State tax credit carryforward, net of federal income tax effects(4)	2.4	4.0
State net operating loss carryforward, net of federal income tax effects(5)	13.5	13.9
Other liabilities not yet deductible	4.9	4.3
Total deferred tax assets	84.1	91.7
Less valuation allowance(6)	(20.7)	(26.2)
Deferred tax asset, net	63.4	65.5
Deferred tax liabilities:
Properties, plants and equipment	(111.5)	(114.9)
Investment in partnerships	(206.6)	(208.4)
Total deferred tax liabilities	(318.1)	(323.3)
Net deferred tax liability	$(254.7)	$(257.8)

(1)	Federal tax credit carryforward expires in 2032 through 2034.

(2)	Foreign tax credit carryforward expires in 2023 through 2028.

(3)
The Tax Legislation generally limits the deductibility of business interest expense to 30 percent of adjusted taxable income. This limitation resulted in a deferred tax asset as it is eligible for deduction in future taxable years and has no expiration.

(4)	State tax credit carryforward, net of federal income tax effects expires in 2019 through 2023.

(5)	State net operating loss carryforward, net of federal income tax effects expires in 2023 through 2038.

(6)	Primarily related to state tax credit and net operating loss carryforwards and the $9.9 million allowance against the foreign tax credit carryforward.
The Company's consolidated federal income tax returns have been examined by the IRS for all years through the year ended December 31, 2014. SunCoke is currently open to examination by the IRS for tax years ended December 31, 2015 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.

There were no uncertain tax positions at December 31, 2018 and 2017, and there were no associated interest or penalties recognized for the years ended December 31, 2018, 2017 or 2016. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Coal	$59.9	$61.4
Coke	8.6	12.3
Materials, supplies and other	41.9	37.3
Total inventories	$110.4	$111.0
7. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2018	2017
	(Dollars in millions)
Coke and energy plant, machinery and equipment(1)	$1,876.3	$1,812.0
Logistics plant, machinery and equipment	218.3	216.2
Land and land improvements	119.7	118.7
Construction-in-progress	72.7	51.9
Other	39.9	35.7
Gross investment, at cost	2,326.9	2,234.5
Less: accumulated depreciation(1)	(855.8)	(733.2)
Total properties, plants and equipment, net	$1,471.1	$1,501.3

(1)
Includes assets, consisting mainly of coke and energy plant, machinery and equipment, with a gross investment totaling $1,416.2 million and $1,337.3 million and accumulated depreciation of $554.1 million and $475.8 million at December 31, 2018 and December 31, 2017, respectively, which are subject to long-term contracts to sell coke and are deemed to contain operating leases. Upon adoption of ASC 842, "Leases", in 2019, these contracts will no longer be deemed to contain operating leases.

8. Goodwill and Other Intangible Assets
Goodwill allocated to SunCoke's reportable segments is shown below. There were no changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017.

December 31, 2018 and 2017
(Dollars in millions)
Domestic Coke	$3.4
Logistics	73.5
Total	$76.9
The Company performed its annual goodwill impairment test as of October 1, 2018, with no indication of impairment. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, exceeded the carrying value of the reporting unit by approximately 30 percent. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray and Foresight. Key assumptions in our goodwill impairment test include continued customer performance against long-term, take-or-pay contracts, renewal of future long-term, take-or-pay contracts, incremental merchant business and a 14 percent discount rate representing the estimated weighted average cost of capital for this business line. The use of different assumptions, estimates or judgments, such as the estimated future cash flows of Logistics and the discount rate used to discount such cash flows, could significantly impact the estimated fair value of a reporting unit, and therefore, impact the excess fair value above carrying value of the reporting unit. A 100 basis point change in the discount rate would not have reduced the fair value of the reporting unit below its carrying value.
The following table summarizes the components of gross and net intangible asset balances:

		December 31, 2018			December 31, 2017
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	4	$31.7	$17.7	$14.0	$31.7	$13.8	$17.9
Customer relationships	13	28.7	7.5	21.2	28.7	5.7	23.0
Permits	24	139.0	17.4	121.6	139.0	12.2	126.8
Trade name	—	1.2	1.2	—	1.2	1.0	0.2
Total		$200.6	$43.8	$156.8	$200.6	$32.7	$167.9
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency ("EPA") and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 2.4 years.
Total amortization expense for intangible assets subject to amortization was $11.1 million, $11.1 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2018, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2019	$10.9
2020	10.7
2021	10.3
2022	10.3
2023	7.0
Thereafter	107.6
Total	$156.8

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
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

(Dollars in millions)
Balance at December 31, 2016	$13.9
Liabilities settled	(0.7)
Accretion expense(1)	1.0
Revisions in estimated cash flows	(0.2)
Balance at December 31, 2017	$14.0
Liabilities settled	(0.4)
Accretion expense(1)	0.9
Revisions in estimated cash flows	$0.1
Balance at December 31, 2018	$14.6

(1)	Included in cost of products sold and operating expenses on the Consolidated Statements of Income.
10. Retirement Benefits Plans
Postretirement Health Care and Life Insurance Plans
The Company has plans which provide health care and life insurance benefits for many of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are borne by the Company. Effective January 1, 2011, postretirement medical benefits for future retirees were phased out or eliminated for non-mining employees with less than ten years of service.
Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Interest cost on benefit obligations	$1.0	$1.1	$1.3
Amortization of:
Actuarial losses	0.6	0.9	0.7
Prior service benefit	(0.7)	(0.7)	(0.7)
Total expense	$0.9	$1.3	$1.3
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2018	2017	2016
Discount Rate	3.35%	3.65%	3.80%

The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.6	$0.9	$0.7
Prior service benefit amortization	(0.7)	(0.7)	(0.7)
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	0.8	(1.1)	(1.8)
Prior service benefit(1)	—	—	1.5
	$0.7	$(0.9)	$(0.3)
(1) Effective January 1, 2017, a plan change occurred resulting in Medicare-eligible disabled participants transitioning from a Company-sponsored group medical plan to a federal health care exchange plan. The Company provides a subsidy to these participants each year. The plan change resulted in a decrease in the benefit obligation of $1.5 million during 2016.
The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2018	2017
	(Dollars in millions)
Benefit obligation at beginning of year	$31.3	$32.3
Interest cost	1.0	1.1
Actuarial (gain)/loss	(0.8)	1.1
Benefits paid	(3.3)	(3.2)
Benefit obligation at end of year(1)	$28.2	$31.3
(1) Represents retirement benefit liabilities, including current portion, on the Consolidated Balance Sheets. The current portion of retirement liabilities, which totaled $3.0 million and $3.1 million at December 31, 2018 and 2017, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.

The following table sets forth the cumulative amounts not yet recognized in net income:

	Years Ended December 31,
	2018	2017
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$10.4	$11.8
Prior service benefits	(2.6)	(3.4)
Accumulated other comprehensive loss (before related tax benefit)	$7.8	$8.4
The expected benefit payments through 2028 for the postretirement benefit plan are as follows:

Year ending December 31:	(Dollars in millions)
2019	$3.0
2020	2.9
2021	2.8
2022	2.6
2023	2.4
2024 through 2028	9.5
The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2018	2017
Discount rate	4.00%	3.35%
The health care cost trend assumption used at both December 31, 2018, and 2017 to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.50 percent, which is assumed to decline gradually to 5.00 percent in 2028 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.5 million, $6.4 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2018	2017
	(Dollars in millions)
Accrued benefits	$21.2	$21.3
Current portion of postretirement benefit obligation	3.0	3.1
Other taxes payable	9.1	10.5
Current portion of black lung liability	4.5	5.4
Accrued legal	4.2	5.6
Other	3.6	7.3
Total accrued liabilities	$45.6	$53.2
12. Debt and Financing Obligation
Total debt and financing obligation consisted of the following:

	December 31,
	2018	2017
	(Dollars in millions)
7.500 percent senior notes, due 2025 ("Partnership Notes")	$700.0	$700.0
7.625 percent senior notes, due 2019 ("2019 Notes")	—	44.6
Term loan, due 2022 ("Term Loan")	43.9	—
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	105.0	130.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	10.1	12.7
Total borrowings	$859.0	$887.3
Original issue discount	(5.4)	(5.9)
Debt issuance costs	(15.2)	(17.7)
Total debt and financing obligation	$838.4	$863.7
Less: current portion of long-term debt and financing obligation	3.9	2.6
Total long-term debt and financing obligation	$834.5	$861.1
Redemption of 2019 Notes
On January 11, 2018, the Company redeemed all of its outstanding 2019 Notes for $46.1 million, which included accrued and unpaid interest of $1.5 million. As a result of the debt extinguishment, the Company recorded a loss on extinguishment of debt on the Consolidated Statements of Income of $0.3 million, representing a write-off of unamortized debt issuance costs. The Company funded the redemption with a Term Loan in aggregate principal amount of $45.0 million, resulting in additional debt issuance costs of $0.3 million. The Term Loan will mature on May 24, 2022. Borrowings under the Term Loan will bear interest, at the Company’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus an applicable margin. The applicable margin is based on the Company's consolidated leverage ratio, as defined in the credit agreement.
Partnership Notes
The Partnership Notes are the senior unsecured obligations of the Partnership, and are guaranteed on a senior unsecured basis by each of the Partnership’s existing and certain future subsidiaries. Interest on the Partnership Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year.
The Partnership may redeem some or all of the Partnership Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Partnership also may redeem up to 35 percent of the Partnership Notes at a price equal to 107.5 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Partnership may redeem some or all of the Partnership Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.
The Partnership is obligated to offer to purchase all or a portion of the Partnership Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The Partnership Notes contain covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
Partnership Financing Obligation
The Partnership's sale-leaseback arrangement of certain coke and logistics equipment has an initial lease period of 60 months and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The financing obligation is guaranteed by the Partnership.
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
The capacity of the Revolving facility is $100.0 million. As of December 31, 2018, the Revolving Facility had letters of credit outstanding of $23.9 million and no outstanding balance, leaving $76.1 million available. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.4 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke Energy’s option, at either (i) a base rate plus an applicable margin or (ii) LIBOR plus 175 basis points. The spread is subject to change based on the Company's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Credit Agreement was 2.8 percent during 2016. There were no borrowings during 2018 or 2017.
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
As of December 31, 2018, the Partnership had $1.9 million of letters of credit outstanding and an outstanding balance of $105.0 million, leaving $178.1 million available. Commitment fees are based on the unused portion of the Partnership Revolver at a rate of 0.4 percent.
Borrowings under the Partnership Revolver bear interest at either (i) a variable rate of LIBOR plus 250 basis points or (ii) an alternative base rate plus 150 basis points. The spread is subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 4.8 percent, 3.8 percent and 3.3 percent during 2018, 2017 and 2016, respectively.
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
As of December 31, 2018, the Company and the Partnership were in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2018, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2019	$3.9
2020(1)	10.7
2021	3.4
2022	141.0
2023	—
2024-Thereafter	700.0
Total	$859.0

(1)	Assumes the Partnership Financing Obligation early buyout option is exercised in 2020.
13. Commitments and Contingent Liabilities
Lease obligations
The Company, as lessee, has noncancelable operating leases for land, office space, equipment and railcars. The aggregate amount of future minimum annual rental payments applicable to noncancelable operating leases is as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2019	$2.0
2020	1.1
2021	1.0
2022	0.5
2023	0.1
2024-Thereafter	0.7
Total	$5.4
Total rental expense for all operating leases was $9.8 million, $7.3 million and $8.7 million in 2018, 2017 and 2016, respectively.
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

The EPA issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree which provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but the Company now expects to complete the project in July 2019 and is in discussions with the government entities regarding, among other things, the timing thereof.
We anticipate spending approximately $150 million related to these projects, of which we have spent approximately $138 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. A portion of the proceeds from the Partnership's initial public offering and subsequent dropdowns were used to fund $119 million of these environmental remediation projects. Pursuant to the omnibus agreement, the Company made capital contributions to the Partnership of $20 million during 2018 for these known environmental remediation projects. The Company expects to make additional capital contributions to the Partnership of approximately $5 million in the first half of 2019 for the estimated future spending related to these environmental remediation projects.
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
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC met regularly since those discussions commenced to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement. A consent decree among the parties was entered by the federal district court during the fourth quarter of 2018. The settlement includes a $2.5 million civil penalty that was paid in the fourth quarter of 2018. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
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

The following table summarizes discount rates utilized, active claims, and the total black lung liabilities:

	December 31,
	2018	2017
Discount rate(1)	4.0%	3.3%
Active claims	345	351
Black lung liability (dollars in millions)(2)	$49.4	$50.3
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.1 million in 2018.
(2) The current portion of the black lung liability was $4.5 million and $5.4 million at December 31, 2018 and 2017, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Payments	$6.3	$7.4	$7.8
Expense	$5.4	$7.5	$8.1
14. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2016	$(4.8)	$(14.2)	$(19.0)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.2
Retirement benefit plans funded status adjustment	(0.8)	—	(0.8)
Net current period change in accumulated other comprehensive loss	(0.6)	(0.5)	(1.1)
Cumulative effect from adoption of ASU 2018-02(1)	(1.1)	—	(1.1)
At December 31, 2017	$(6.5)	$(14.7)	$(21.2)
Other comprehensive loss before reclassifications	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Retirement benefit plans funded status adjustment	0.6	—	0.6
Recognition of accumulated currency translation loss upon sale of equity method investment(2)	—	9.0	9.0
Net current period change in accumulated other comprehensive loss	0.5	7.6	8.1
At December 31, 2018	$(6.0)	$(7.1)	$(13.1)

(1)
As a result of the Tax Legislation, the Company revalued its deferred tax asset for our postretirement benefit plan for the impact of lower income tax rates, the impact of which was reclassified from accumulated other comprehensive loss to retained earnings.

(2)	These accumulated currency translation losses were recognized into income as a result of the sale of our equity method investment in VISA SunCoke.
The tax benefit associated with the Company's benefit plans as of December 31, 2018 and 2017 was $1.8 million and $1.9 million, respectively.

The increase (decrease) on net income due to reclassification adjustments from accumulated other comprehensive income were as follows(1):

	December 31,
	2018	2017	2016
	(Dollars in millions)
Recognition of accumulated currency translation loss upon sale of equity method investment	$(9.0)	$—	$—
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.6)	$(0.9)	$(0.7)
Prior service benefit	0.7	0.7	0.7
Total, net of tax(3)	(8.9)	(0.2)	—

(1)	Amounts in parentheses indicate debits to net income.

(2)
These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and included in interest expense, net on the Consolidated Statements of Income. See Note 10.

(3)	The related tax cost (benefit) was zero for all years presented.
15. Share-Based Compensation
Equity Classified Awards
Effective July 13, 2011, SunCoke Energy’s Board of Directors approved the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). The SunCoke LTPEP provides for the grant of equity-based awards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP.  All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The plan authorizes the issuance of (i) 1,600,000 shares of SunCoke Energy common stock issuable upon the adjustment of Sunoco equity awards in connection with the Separation and Distribution Agreement between Sunoco and SunCoke and (ii) up to 7,500,000 shares, which reflects the 6,000,000 shares initially authorized under the Plan and an additional 1,500,000 shares to be issued under the Plan pursuant to an amendment effective February 14, 2018, of SunCoke Energy common stock pursuant to new awards under the SunCoke LTPEP.
The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The performance metrics of equity awards are remeasured on a quarterly basis for updates to the probability of achievement. The market metrics of equity awards are not remeasured. The total cost is recognized over the requisite service period. Award forfeitures are accounted for as they occur.

Stock Options
The Company granted the following stock options during the years ended December 31, 2018, 2017 and 2016, with an exercise price equal to the closing price of our common stock on the date of grant:

		Weighted Average Per Share
	No. of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2018 grant	78,447	$10.49	$5.38
2017 grant	157,196	$10.29	$5.32
2016 March grant	90,925	$6.03	$2.78
2016 February grant	95,001	$3.80	$1.71
Performance based options:
2017 grant	80,595	$9.85	$5.17
2016 March grant	90,925	$6.03	$2.42
2016 February grant	58,448	$3.80	$1.06
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
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the years ended December 31, 2018, 2017 and 2016 was based on using the following weighted-average assumptions:

	Years Ended December 31,
	2018	2017	2016
Risk free interest rate	3%	2%	1%
Expected term	6 years	6 years	5 years
Volatility	52%	53%	52%
Dividend yield	—%	—%	—%
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

The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2018 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2017	3,146,115	$15.31	5.6	$2.8
Granted	78,447	$10.49
Exercised	(127,107)	$6.49
Forfeited	(211,667)	$17.07
Outstanding at December 31, 2018	2,885,788	$15.46	4.8	$2.1
Exercisable at December 31, 2018	2,546,059	$16.38	4.1	$0.4
Expected to vest at December 31, 2018	339,729	$8.59	8.2	$0.9
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2018 and 2017 was $0.8 million and $0.3 million, respectively. No stock options were exercised during 2016.
Restricted Stock Units
The Company granted the following restricted stock units ("RSUs") during the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Grant-Date Fair Value	Grant Date Fair Value
			(Dollars in millions)
2018 grants	32,128	10.49	$0.3
2017 grants	22,628	$9.85	$0.2
No RSUs were granted during 2016. The RSUs vest in three annual installments beginning one year from the date of grant.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2018 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2017	106,397	$13.53
Granted	32,128	$10.49
Vested	(87,131)	$14.27
Forfeited	(4,181)	$8.37
Nonvested at December 31, 2018	47,213	$10.29
Total grant date fair value of RSUs vested was $1.2 million, $2.3 million and $3.7 million during 2018, 2017 and 2016, respectively.
Performance Share Units
The Company grants performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.

The Company granted the following PSUs during the years ended December 31, 2018 and 2017:

	Shares	Fair Value per Share	Grant Date Fair Value
			(Dollars in millions)
2018 grant(1)	96,389	$11.36	$1.1
2017 grant(2)	385,758	$11.61	$4.5
(1) The service period for the 2018 PSUs ends on December 31, 2020 and the awards will vest during the first quarter of 2021.
(2) The Company granted 237,610 PSUs in February 2017, for which the service period will end on December 31, 2019, and 148,148 PSUs in December 2017, for which the service period will end on December 31, 2020. These awards will vest during the first quarter of 2020 and 2021, respectively.
The 2018 and 2017 PSU grants were both split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital ("ROIC") performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSU's ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout between 50 percent and 150 percent of the Company's final performance measure results. The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during 2018 and 2017 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The Company granted the following PSUs during the year ended December 31, 2016:

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
Each portion of the award may vest between zero and 200 percent of the original units granted. The fair value of the PSUs granted are based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the portion of the award subject to a market condition. The service period for the 2016 grant ends on December 31, 2018 and the awards will vest during the first quarter of 2019.

The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2018 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2017	782,781	$10.06
Granted	96,389	$11.36
Vested	(1,710)	$16.90
Forfeited	(125,085)	$17.59
Nonvested at December 31, 2018	752,375	$8.86
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2018, 2017 and 2016, the Company issued 108,522, 98,364 and 198,668 restricted stock units to be settled in cash ("Cash RSUs"), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2018, 2017 and 2016, was $10.71, $9.82 and $3.82, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2018 was adjusted based on the closing price of our common stock on December 31, 2018 of $8.55 per share. The cash RSU liability at December 31, 2018 was not material.
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
The Company issued a grant date fair value award of $1.0 million, $0.7 million and $0.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, for which the service periods end on December 31, 2021, 2020 and 2019, respectively, and the awards will vests during the first quarter of 2022, 2021 and 2020, respectively. The 2018 and 2017 awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expense. The ultimate award value will be determined by the performance versus targets and the Company's three year TSR Modifier performance, but will be capped at 250 percent of the target award.
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
The cash incentive award liability at December 31, 2018 was adjusted based on the Company's current performance related to the above awards. The cash incentive award liability at December 31, 2018 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years ended December 31,
	2018	2017	2016	2018	2017	2016	December 31, 2018
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$0.5	$1.3	$2.1	$0.4	$0.8	$1.3	$0.5	1.6
RSUs	0.4	1.1	2.6	0.3	0.7	1.7	$0.3	1.7
PSUs	1.9	1.9	1.4	1.7	1.2	0.9	$2.6	1.9
Total equity awards	$2.8	$4.3	$6.1	$2.4	$2.7	$3.9
Liability Awards:
Cash RSUs	$0.8	$1.0	$0.7	$0.6	$0.6	$0.5	$0.7	1.4
Cash incentive award	0.9	0.2	0.1	0.7	0.1	0.1	$0.9	1.8
Total liability awards	$1.7	$1.2	$0.8	$1.3	$0.7	$0.6

(1)	Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.3 million, $0.5 million, and $0.4 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2018	2017	2016
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.7	64.3	64.2
Add: effect of dilutive share-based compensation awards	0.8	0.9	0.2
Weighted-average number of shares-diluted	65.5	65.2	64.4

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2018	2017	2016
	(Shares in millions)
Stock options	2.7	2.9	3.0
Restricted stock units	—	—	0.2
Performance stock units	0.1	0.1	0.2
Total	2.8	3.0	3.4
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash Equivalents
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $3.2 million and $5.5 million at December 31, 2018 and 2017, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that runs through 2022 and requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $5.0 million and $2.5 million at December 31, 2018 and 2017, respectively, and was primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets.
During 2018, CMT achieved record volumes and the Partnership increased CMT’s throughput volume projections in future periods for certain customers due to favorable coal prices, which are expected to increase export volume through CMT. The combined impact of the strong 2018 volumes and improved volume projections resulted in an increase to the fair value of the Partnership's contingent consideration balance of $2.5 million, which was recorded as a charge to costs of products sold and operating expenses in the Consolidated Statements of Income during 2018.
During 2017 and 2016, as a result of adverse mining conditions faced by one of our thermal coal customers, as well as fluctuating export coal pricing, the Partnership lowered CMT's throughput volume, which reduced the Partnership's contingent consideration liability balance by $1.7 million and $6.4 million, respectively. Additionally, during March 2016, as a part of commercial activities subsequent to the acquisition of CMT, the Partnership and The Cline Group signed an amended agreement, which modified the contingent consideration terms by increasing the volume threshold required for the

Partnership to make payments to The Cline Group in exchange for future pricing modifications, resulting in a $3.7 million reduction to the contingent consideration liability. These decreases in fair value were recorded as reductions to costs of products sold and operating expenses on the Consolidated Statements of Income during 2017 and 2016.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2018 and 2017, the fair value of the Company’s long-term debt was estimated to be $822.8 million and $919.7 million, respectively, compared to a carrying amount of $859.0 million and $887.3 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
18. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with AM USA, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require us to deliver minimum annual tonnage, which varies by contract, but covers at least 90 percent of each facility's nameplate capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take. These coke sales agreements have an average remaining term of approximately six years, and to date, our coke customers have satisfied their obligations under these agreements.
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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $305 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2018. To date, our customers have satisfied their obligations under these agreements. Included with these long-term, take-or-pay arrangements are our contracts with Murray and Foresight, which cover 10 million tons of CMT's annual transloading capacity of 15 million tons. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.

The following table provides changes in the Company's deferred revenue:

	2018	2017
	(Dollars in millions)
Beginning balance at December 31, 2017 and 2016, respectively	$1.7	$2.5
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.4)	(2.1)
Billings in excess of services performed, not recognized as revenue	2.7	1.3
Ending balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2018	2017	2016

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,250.5	$1,140.8	$1,038.2
Energy	49.7	53.2	54.3
Logistics	101.0	89.7	82.9
Operating and licensing fees	40.4	43.4	39.5
Other	9.3	4.4	8.4
Sales and other operating revenue	$1,450.9	$1,331.5	$1,223.3
Disaggregated sales and other operating revenue by customer is discussed in Note 4.

19. Business Segment Information
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other. Corporate and Other also includes activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment and exclude taxes.
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,308.3	$1,195.0	$1,097.6
Brazil Coke	40.4	43.4	39.5
Logistics	102.2	93.1	84.7
Logistics intersegment sales	24.5	23.8	23.2
Corporate and Other(1)	—	—	1.5
Corporate and Other intersegment sales(1)	—	—	22.0
Elimination of intersegment sales	(24.5)	(23.8)	(45.2)
Total sales and other operating revenue	$1,450.9	$1,331.5	$1,223.3

Adjusted EBITDA
Domestic Coke	$207.9	$188.9	$193.9
Brazil Coke	18.4	18.2	16.2
Logistics	72.6	70.8	63.9
Corporate and Other(2)	(35.7)	(43.2)	(57.0)
Total Adjusted EBITDA	$263.2	$234.7	$217.0

Depreciation and amortization expense:
Domestic Coke(3)	$114.4	$102.6	$84.0
Brazil Coke	0.7	0.7	0.7
Logistics	25.1	24.4	24.8
Corporate and Other	1.4	0.5	4.7
Total depreciation and amortization expense	$141.6	$128.2	$114.2

Capital expenditures:
Domestic Coke	$95.1	$68.8	$44.6
Logistics	5.2	4.4	17.4
Corporate and Other	—	2.4	1.7
Total capital expenditures	$100.3	$75.6	$63.7
(1) Corporate and Other revenues are related to our legacy coal mining business, which was disposed in April 2016.
(2) Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $9.8 million, $10.5 million, and $15.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
We revised the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design, resulting in additional depreciation of $9.2 million, or $0.14 per common share, during the year ended December 31, 2018.

The following table sets forth the Company’s segment assets:

	December 31,
	2018	2017
	(Dollars in millions)
Segment assets
Domestic Coke	$1,446.5	$1,439.7
Brazil Coke	15.1	10.9
Logistics	463.0	491.9
Corporate and Other	120.0	112.8
Segment assets, excluding income tax receivable	2,044.6	2,055.3
Tax assets	0.7	4.8
Total assets	$2,045.3	$2,060.1
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, (gain) loss on extinguishment of debt, taxes, depreciation and amortization (“EBITDA”), adjusted for impairments, coal rationalization costs, changes to our contingent consideration liability related to our acquisition of CMT, the expiration of certain acquired contractual obligations, and loss on disposal of our interest in VISA SunCoke. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below are reconciliations of Adjusted EBITDA to net income and Adjusted EBITDA to net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$185.8	$148.5	$219.1
Subtract:
Depreciation and amortization expense	141.6	128.2	114.2
Deferred income tax (benefit) expense	(3.4)	(87.2)	3.1
Loss (gain) on extinguishment of debt	0.3	20.4	(25.0)
Loss on divestiture of business	—	—	14.7
Loss from equity method investment	5.4	—	—
Changes in working capital and other	(5.1)	(16.4)	52.6
Net income	$47.0	$103.5	$59.5
Add:
Depreciation and amortization expense	141.6	128.2	114.2
Interest expense, net(1)	61.4	60.6	53.5
Loss (gain) on extinguishment of debt	0.3	20.4	(25.0)
Income tax expense (benefit)	4.6	(81.6)	8.6
Contingent consideration adjustments(2)	2.5	(1.7)	(10.1)
Transaction costs(3)	0.4	—	—
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(4)	—	5.3	1.9
Non-cash reversal of acquired contractual obligation(5)	—	—	(0.7)
Loss on divestiture of business	—	—	14.7
Coal rationalization costs(6)	—	—	0.4
Loss from equity method investment	5.4	—	—
Adjusted EBITDA	$263.2	$234.7	$217.0
Subtract: Adjusted EBITDA attributable to noncontrolling interest(7)	82.0	86.4	86.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$181.2	$148.3	$130.4

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

(2)	Adjustments to the fair value of the contingent consideration in 2018, 2017 and 2016 were primarily the result of modifications to the volume forecast. See Note 17.

(3)	Represents costs incurred in connection with the Simplification Transaction.

(4)
In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility, however, the project was terminated. As a result, during 2017 and 2016, the Company wrote-off previously capitalized engineering costs and land deposits for a potential new cokemaking facility of $5.3 million and $1.9 million, respectively. These costs were included in selling, general and administrative expenses on the Consolidated Statements of Income.

(5)
In association with the acquisition of CMT, we assumed certain performance obligations under existing contracts and recorded liabilities related to such obligations. In 2016, the Partnership reversed the liability as we no longer had any obligations under the contracts.

(6)
Prior to the divestiture of our coal mining business, the Company incurred coal rationalization costs including employee severance, contract termination costs and other costs to idle mines during the execution of our coal rationalization plan.

(7)	Reflects noncontrolling interests in Indiana Harbor and the portion of the Partnership owned by public unitholders.
20. Selected Quarterly Data (unaudited)

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	First Quarter(2)	Second Quarter(3)	Third Quarter	Fourth Quarter(1)(4)
	(Dollars in millions)
Sales and other operating revenue	$350.5	$367.0	$364.5	$368.9	$309.7	$323.2	$339.0	$359.6
Gross profit(5)	$47.0	$52.3	$45.8	$39.7	$42.2	$32.9	$51.3	$56.8
Net income (loss)	$13.0	$11.4	$17.1	$5.5	$(57.7)	$(31.5)	$18.8	$173.9
Less: Net income (loss) attributable to noncontrolling interests	$4.3	$7.2	$5.6	$3.7	$(58.7)	$(7.3)	$7.2	$39.9
Net income (loss) attributable to SunCoke Energy, Inc.	$8.7	$4.2	$11.5	$1.8	$1.0	$(24.2)	$11.6	$134.0
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic(6)	$0.13	$0.06	$0.18	$0.03	$0.02	$(0.38)	$0.18	$2.08
Diluted(6)	$0.13	$0.06	$0.18	$0.03	$0.02	$(0.38)	$0.18	$2.05

(1)
The Partnership recognized deferred revenue from Logistics take-or-pay billings for minimum volume shortfalls of $16.4 million into revenue in the fourth quarter of 2017. As a result of the increase in tons handled throughout 2018, there were no shortfalls to be recognized during the fourth quarter.

(2)
The first quarter of 2017 reflects the net impact to the Company’s deferred tax expense of $64.2 million related to the IRS Final Regulations on qualifying income all of which was attributable to unitholders of the Partnership. See Note 5.

(3)	During the second quarter of 2017, the Partnership incurred $20.2 million of losses in connection with debt refinancing.

(4)	During the fourth quarter of 2017, the Company recorded $154.7 million of tax benefits as a result of the new Tax Legislation, $125.0 million of which was attributable to the Company. See Note 5.

(5)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(6)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

21. Supplemental Condensed Combining and Consolidating Financial Information
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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2018, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries."
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Years Ended December 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$216.0	$1,239.5	$(4.6)	$1,450.9
Equity in earnings of subsidiaries	34.3	25.2	—	(59.5)	—
Total revenues, net of equity in earnings of subsidiaries	34.3	241.2	1,239.5	(64.1)	1,450.9
Costs and operating expenses
Cost of products sold and operating expenses	—	165.7	963.4	(4.6)	1,124.5
Selling, general and administrative expenses	6.5	11.8	47.8	—	66.1
Depreciation and amortization expenses	—	8.8	132.8	—	141.6
Total costs and operating expenses	6.5	186.3	1,144.0	(4.6)	1,332.2
Operating income	27.8	54.9	95.5	(59.5)	118.7
Interest (income) expense, net - affiliate	—	(6.0)	6.0	—	—
Interest expense (income), net	3.1	(1.6)	59.9	—	61.4
Total interest expense (income), net	3.1	(7.6)	65.9	—	61.4
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	24.4	62.5	29.6	(59.5)	57.0
Income tax (benefit) expense	(1.8)	12.1	(5.7)	—	4.6
Loss from equity method investment	—	—	5.4	—	5.4
Net income	26.2	50.4	29.9	(59.5)	47.0
Less: Net income attributable to noncontrolling interests	—	—	20.8	—	20.8
Net income attributable to SunCoke Energy, Inc.	$26.2	$50.4	$9.1	$(59.5)	$26.2
Comprehensive income	$34.3	$50.6	$37.8	$(67.6)	$55.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	20.8	—	20.8
Comprehensive income attributable to SunCoke Energy, Inc.	$34.3	$50.6	$17.0	$(67.6)	$34.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Years Ended December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$209.6	$1,126.3	$(4.4)	$1,331.5
Equity in earnings (loss) of subsidiaries	109.9	(54.5)	—	(55.4)	—
Total revenues, net of equity in earnings (loss) of subsidiaries	109.9	155.1	1,126.3	(59.8)	1,331.5
Costs and operating expenses
Cost of products sold and operating expenses	—	156.6	867.9	(4.4)	1,020.1
Selling, general and administrative expenses	8.7	22.7	47.6	—	79.0
Depreciation and amortization expenses	—	7.5	120.7	—	128.2
Total costs and operating expenses	8.7	186.8	1,036.2	(4.4)	1,227.3
Operating income (loss)	101.2	(31.7)	90.1	(55.4)	104.2
Interest (income) expense, net - affiliate	—	(7.5)	7.5	—	—
Interest expense, net	4.9	0.1	56.9	—	61.9
Total interest expense (income), net	4.9	(7.4)	64.4	—	61.9
Gain on extinguishment of debt	0.4	—	20.0	—	20.4
Income (loss) before income tax (benefit) expense	95.9	(24.3)	5.7	(55.4)	21.9
Income tax (benefit) expense	(26.5)	(150.2)	95.1	—	(81.6)
Net income (loss)	122.4	125.9	(89.4)	(55.4)	103.5
Less: Net loss attributable to noncontrolling interests	—	—	(18.9)	—	(18.9)
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$125.9	$(70.5)	$(55.4)	$122.4
Comprehensive income (loss)	$121.3	$125.3	$(91.0)	$(53.2)	$102.4
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(18.9)	—	(18.9)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$121.3	$125.3	$(72.1)	$(53.2)	$121.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Years Ended December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$176.7	$1,050.5	$(3.9)	$1,223.3
Equity in earnings of subsidiaries	19.7	51.3	—	(71.0)	—
Total revenues, net of equity in earnings of subsidiaries	19.7	228.0	1,050.5	(74.9)	1,223.3
Costs and operating expenses
Cost of products sold and operating expenses	—	130.7	779.1	(3.9)	905.9
Selling, general and administrative expenses	12.9	25.6	52.1	—	90.6
Depreciation and amortization expenses	—	9.2	105.0	—	114.2
Loss on divestiture of business and impairments	—	—	14.7	—	14.7
Total costs and operating expenses	12.9	165.5	950.9	(3.9)	1,125.4
Operating income	6.8	62.5	99.6	(71.0)	97.9
Interest (income) expense, net - affiliate	—	(7.6)	7.6	—	—
Interest expense, net	6.0	0.3	48.5	—	54.8
Total interest expense (income), net	6.0	(7.3)	56.1	—	54.8
Gain on extinguishment of debt, net	—	—	(25.0)	—	(25.0)
Income before income tax (benefit) expense and loss (gain) from equity method investment	0.8	69.8	68.5	(71.0)	68.1
Income tax (benefit) expense	(13.6)	38.7	(16.5)	—	8.6
Net income	14.4	31.1	85.0	(71.0)	59.5
Less: Net income attributable to noncontrolling interests	—	—	45.1	—	45.1
Net income attributable to SunCoke Energy, Inc.	$14.4	$31.1	$39.9	$(71.0)	$14.4
Comprehensive income	$15.2	$30.8	$86.1	$(71.8)	$60.3
Less: Comprehensive income attributable to noncontrolling interests	—	—	45.1	—	45.1
Comprehensive income attributable to SunCoke Energy, Inc.	$15.2	$30.8	$41.0	$(71.8)	$15.2

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$123.2	$22.5	$—	$145.7
Receivables	—	13.3	62.1	—	75.4
Inventories	—	10.6	99.8	—	110.4
Income tax receivable	—	—	96.1	(95.4)	0.7
Other current assets	—	1.8	1.0	—	2.8
Advances to affiliates	—	281.1	—	(281.1)	—
Total current assets	—	430.0	281.5	(376.5)	335.0
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	54.3	1,416.8	—	1,471.1
Goodwill	—	3.4	73.5	—	76.9
Other intangibles assets, net	—	1.1	155.7	—	156.8
Deferred income taxes	7.0	—	—	(7.0)	—
Deferred charges and other assets	—	5.1	0.4	—	5.5
Total assets	$7.0	$493.9	$2,127.9	$(583.5)	$2,045.3
Liabilities and Equity
Advances from affiliate	$167.3	$—	$113.8	$(281.1)	$—
Accounts payable	—	14.7	100.3	—	115.0
Accrued liabilities	1.8	13.7	30.1	—	45.6
Deferred revenue	—	—	3.0	—	3.0
Current portion of long-term debt and financing obligation	1.1	—	2.8	—	3.9
Interest payable	0.4	—	3.2	—	3.6
Income taxes payable	1.9	93.5	—	(95.4)	—
Total current liabilities	172.5	121.9	253.2	(376.5)	171.1
Long term-debt and financing obligation	41.2	—	793.3	—	834.5
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	10.9	34.0	—	44.9
Retirement benefit liabilities	—	12.2	13.0	—	25.2
Deferred income taxes	—	194.9	66.8	(7.0)	254.7
Asset retirement obligations	—	—	14.6	—	14.6
Other deferred credits and liabilities	3.5	6.6	7.5	—	17.6
Total liabilities	217.2	546.5	1,182.4	(583.5)	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2018	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,223,750 shares at December 31, 2018	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at December 31, 2018	(140.7)	—	—		(140.7)
Additional paid-in capital	488.9	61.0	612.8	(673.9)	488.8
Accumulated other comprehensive loss	(13.1)	(2.0)	(11.1)	13.1	(13.1)
Retained earnings	127.5	526.1	124.2	(650.4)	127.4
Equity investment eliminations	(673.5)	(637.7)	—	1,311.2	—
Total SunCoke Energy, Inc. stockholders’ equity	(210.2)	(52.6)	725.9	—	463.1
Noncontrolling interests	—	—	219.6	—	219.6
Total equity	(210.2)	(52.6)	945.5	—	682.7
Total liabilities and equity	$7.0	$493.9	$2,127.9	$(583.5)	$2,045.3

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2017
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$103.6	$16.6	$—	$120.2
Receivables	—	17.1	51.4	—	68.5
Inventories	—	9.1	101.9	—	111.0
Income taxes receivable	—	—	88.1	(83.3)	4.8
Other current assets	—	4.6	2.1	—	6.7
Advances to affiliate	—	245.8	—	(245.8)	—
Total current assets	—	380.2	260.1	(329.1)	311.2
Notes receivable from affiliate	—	89.0	300.0	(389.0)	—
Properties, plants and equipment, net	—	59.8	1,441.5	—	1,501.3
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.7	166.2	—	167.9
Deferred income taxes	7.1	—	—	(7.1)	—
Deferred charges and other assets	—	2.3	0.5	—	2.8
Total assets	$7.1	$536.4	$2,241.8	$(725.2)	$2,060.1
Liabilities and Equity
Advances from affiliate	$162.2	$—	$83.6	$(245.8)	$—
Accounts payable	—	16.4	99.1	—	115.5
Accrued liabilities	1.5	19.7	32.0	—	53.2
Deferred Revenue	—	—	1.7	—	1.7
Current portion of long-term debt and financing obligation	—	—	2.6	—	2.6
Interest payable	1.4	—	4.0	—	5.4
Income taxes payable	1.9	81.4	—	(83.3)	—
Total current liabilities	167.0	117.5	223.0	(329.1)	178.4
Long-term debt and financing obligation	42.7	—	818.4	—	861.1
Payable to affiliate	—	300.0	89.0	(389.0)	—
Accrual for black lung benefits	—	11.8	33.1	—	44.9
Retirement benefit liabilities	—	13.7	14.5	—	28.2
Deferred income taxes	—	193.8	71.1	(7.1)	257.8
Asset retirement obligations	—	—	14.0	—	14.0
Other deferred credits and liabilities	3.7	6.4	6.0	—	16.1
Total liabilities	213.4	643.2	1,269.1	(725.2)	1,400.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2017	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 71,707,304 shares at December 31, 2017	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at December 31, 2017	(140.7)	—	—	—	(140.7)
Additional paid-in capital	486.2	141.0	641.9	(782.9)	486.2
Accumulated other comprehensive loss	(21.2)	(2.2)	(19.0)	21.2	(21.2)
Retained earnings	101.2	475.6	116.4	(592.0)	101.2
Equity investment eliminations	(632.5)	(721.2)	—	1,353.7	—
Total SunCoke Energy, Inc. stockholders’ equity	(206.3)	(106.8)	739.3	—	426.2
Noncontrolling interests	—	—	233.4	—	233.4
Total equity	(206.3)	(106.8)	972.7	—	659.6
Total liabilities and equity	$7.1	$536.4	$2,241.8	$(725.2)	$2,060.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$26.2	$50.4	$29.9	$(59.5)	$47.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from equity method investment	—	—	5.4	—	5.4
Depreciation and amortization expense	—	8.8	132.8	—	141.6
Deferred income tax (benefit) expense	(0.2)	1.2	(4.4)	—	(3.4)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.0)	(1.4)	—	(2.4)
Share-based compensation expense	3.1	—	—	—	3.1
Equity in loss of subsidiaries	(34.3)	(25.2)	—	59.5	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Changes in working capital pertaining to operating activities:
Receivables	—	3.8	(10.7)	—	(6.9)
Inventories	—	(1.5)	2.1	—	0.6
Accounts payable	—	(1.6)	0.9	—	(0.7)
Accrued liabilities	0.4	(5.9)	(1.8)	—	(7.3)
Deferred revenue	—	—	1.3	—	1.3
Interest payable	(1.0)	—	(0.8)	—	(1.8)
Income taxes	0.3	12.2	(8.0)	—	4.5
Other	0.3	(0.9)	5.1	—	4.5
Net cash (used in) provided by operating activities	(4.9)	40.3	150.4	—	185.8
Cash Flows from Investing Activities:
Capital expenditures	—	(2.8)	(97.5)	—	(100.3)
Sale of equity method investment	—	—	4.0	—	4.0
Other investing activities	—	—	0.5	—	0.5
Net cash used in investing activities	—	(2.8)	(93.0)	—	(95.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.7)	—	—	—	(45.7)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	179.5	—	179.5
Repayment of revolving facility	—	—	(204.5)	—	(204.5)
Repayment of financing obligation	—	—	(2.6)	—	(2.6)
Cash distributions to noncontrolling interests	—	—	(31.9)	—	(31.9)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Other financing activities	0.7	—	(0.3)	—	0.4
Net increase (decrease) in advances from affiliates	5.4	(13.7)	8.3	—	—
Net cash provided by (used in) financing activities	4.9	(17.9)	(51.5)	—	(64.5)
Net increase in cash, cash equivalents and restricted cash	—	19.6	5.9	—	25.5
Cash, cash equivalents and restricted cash at beginning of year	—	103.6	16.6	—	120.2
Cash, cash equivalents and restricted cash at end of year	$—	$123.2	$22.5	$—	$145.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$122.4	$125.9	$(89.4)	$(55.4)	$103.5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	7.5	120.7	—	128.2
Deferred income tax (benefit) expense	(22.8)	(170.1)	105.7	—	(87.2)
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.0)	(0.8)	—	(1.8)
Share-based compensation expense	4.7	—	0.1	—	4.8
Equity in (loss) earnings of subsidiaries	(109.9)	54.5	—	55.4	—
Loss on extinguishment of debt	0.4	—	20.0	—	20.4
Changes in working capital pertaining to operating activities (net of the effects of divestiture):
Receivables	—	(4.9)	(2.9)	—	(7.8)
Inventories	—	(0.1)	(18.4)	—	(18.5)
Accounts payable	—	3.0	8.7	—	11.7
Accrued liabilities	(0.2)	(1.3)	4.1	—	2.6
Deferred revenue	—	—	(0.8)	—	(0.8)
Interest payable	(0.1)	—	(10.7)	—	(10.8)
Income taxes	(2.7)	16.3	(13.8)	—	(0.2)
Other	1.3	—	3.1	—	4.4
Net cash (used in) provided by operating activities	(6.9)	29.8	125.6	—	148.5
Cash Flows from Investing Activities:
Capital expenditures	—	(4.1)	(71.5)	—	(75.6)
Return of Brazilian investment	—	—	20.5	—	20.5
Net cash used in investing activities	—	(4.1)	(51.0)	—	(55.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	693.7	—	693.7
Repayment of long-term debt	—	—	(644.9)	—	(644.9)
Debt issuance costs	(1.6)	—	(15.8)	—	(17.4)
Proceeds from revolving facility	—	—	350.0	—	350.0
Repayment of revolving facility	—	—	(392.0)	—	(392.0)
Repayment of financing obligation	—	—	(2.5)	—	(2.5)
Cash distributions to noncontrolling interests	—	—	(47.0)	—	(47.0)
Acquisition of additional interest in the Partnership	—	(48.7)	—	—	(48.7)
Other financing activities	1.1	—	—	—	1.1
Net increase (decrease) in advances from affiliates	7.4	66.9	(74.3)	—	—
Net cash provided by (used in) financing activities	6.9	18.2	(132.8)	—	(107.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	43.9	(58.2)	—	(14.3)
Cash, cash equivalents and restricted cash at beginning of year	—	59.7	74.8	—	134.5
Cash, cash equivalents and restricted cash at end of year	$—	$103.6	$16.6	$—	$120.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
December 31, 2016
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$14.4	$31.1	$85.0	$(71.0)	$59.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	9.2	105.0	—	114.2
Deferred income tax (benefit) expense	(16.6)	8.7	11.0	—	3.1
Gain on curtailment and payments in excess of expense for postretirement plan benefits	—	(1.5)	(1.1)	—	(2.6)
Share-based compensation expense	6.5	—	—	—	6.5
Equity in loss of subsidiaries	(19.7)	(51.3)	—	71.0	—
Gain on extinguishment of debt	—	—	(25.0)	—	(25.0)
Loss on divestiture of business and impairments	—	—	14.7	—	14.7
Changes in working capital pertaining to operating activities (net of acquisitions):
Receivables	—	(4.3)	8.0	—	3.7
Inventories	—	(3.7)	33.1	—	29.4
Accounts payable	—	4.6	(5.4)	—	(0.8)
Accrued liabilities	1.5	4.8	0.5	—	6.8
Deferred revenue	—	—	0.4	—	0.4
Interest payable	0.1	—	(2.8)	—	(2.7)
Income taxes	(6.9)	28.2	(14.3)	—	7.0
Other	2.5	8.9	(6.5)	—	4.9
Net cash (used in) provided by operating activities	(18.2)	34.7	202.6	—	219.1
Cash Flows from Investing Activities:
Capital expenditures	—	(5.7)	(58.0)	—	(63.7)
Return of Brazilian investment	—	—	20.5	—	20.5
Divestiture of coal business	—	—	(12.8)	—	(12.8)
Other investing activities	—	—	2.1	—	2.1
Net cash used in investing activities	—	(5.7)	(48.2)	—	(53.9)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	—	(66.1)	—	(66.1)
Debt issuance costs	—	—	(0.2)	—	(0.2)
Proceeds from revolving facility	—	—	28.0	—	28.0
Repayment of revolving facility	(60.4)	—	(38.0)	—	(98.4)
Proceeds from financing obligation	—	—	16.2	—	16.2
Repayment of financing obligation	—	—	(1.0)	—	(1.0)
Cash distributions to noncontrolling interests	—	—	(49.4)	—	(49.4)
Other financing activities	(0.3)	(1.1)	—	—	(1.4)
Net increase (decrease) in advances from affiliates	78.9	(38.8)	(40.1)	—	—
Net cash provided by (used in) financing activities	18.2	(39.9)	(150.6)	—	(172.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(10.9)	3.8	—	(7.1)
Cash, cash equivalents and restricted cash at beginning of year	—	70.6	71.0	—	141.6
Cash, cash equivalents and restricted cash at end of year	$—	$59.7	$74.8	$—	$134.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2018, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
The information called for by this Item 10 required by Item 401 of Regulation S-K relating to Directors and Nominees for election to the Board of Directors is incorporated herein by reference to the section entitled “Proposal 1- Election of Directors” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on May 9, 2019, (the “Proxy Statement”). Information called for by this Item 10 required by Item 401 of Regulation S-K concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.
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
2.1
Contribution Agreement, dated January 12, 2015, by and among SunCoal & SunCoke LLC, SunCoke Energy Partners, L.P., SunCoke Energy, Inc. and agreed to for purposes of Section 2.9 thereof by Gateway Energy & Coke Company, LLC (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 13, 2015, File No. 001-35243)

2.2
Contribution Agreement, dated as of July 20, 2015, by and between Raven Energy Holdings, LLC and SunCoke Energy Partners, L.P., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35243) filed on August 18, 2015

2.3
Agreement and Plan of Merger dated as of February 4, 2019 by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2019 File No. 001-35243

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2
Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2016, File No. 001-35243)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference herein to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1, filed on June 3, 2011, File No. 333-173022)

10.1
Amended and Restated Credit Agreement, dated as of May 24, 2017, by and among SunCoke Energy, Inc., Bank of America, as Administrative Agent and the several lenders party thereto, (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017 File No. 001-35243)

10.2
Omnibus Agreement, dated January 24, 2013, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2013, File No. 001-35243)

10.2.1
Amendment No. 1 to Omnibus Agreement, dated as of March 17, 2014, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.2.2
Amendment No. 2 to Omnibus Agreement, dated as of January 13, 2015, by and among SunCoke Energy Partners, L.P., SunCoke Energy Partners GP LLC and SunCoke Energy, Inc. (incorporated by reference to Exhibit 10.5.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.3**
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of December 9, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.4**
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.5**
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 22, 2013 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 28, 2013, File No. 001-35243)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3**
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243))

10.5.4**
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.5
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.5 to the Company's Annual Report on Form 10-K for the years ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.6**
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.1
Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.7**	SunCoke Energy, Inc. Savings Restoration Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

10.7.1**
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.7.2**
Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.7.3**
Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.8
SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the years ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.9
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12**
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.13†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.14.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.15†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.16.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.17†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-17302)

10.17.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-17302)

10.17.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.17.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.18†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-17302)

10.19
Support Agreement, dated as of February 4, 2019, by and between SunCoke Energy Partners, L.P., and Sun Coal & Coke LLC (incorporated by reference Ex. 10.1) to the Company's Current Report on Form 8-K, filed on February 5, 2019, File No. 001-35243

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2019.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2019.

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

/s/ Fay West	February 15, 2019
Fay West