Form 10-Q
period 2019-03-31
SunCoke Energy, Inc.
filed 2019-04-24
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
 ________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 19, 2019, there were 65,101,151 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$391.3	$350.5
Costs and operating expenses
Cost of products sold and operating expenses	307.4	270.6
Selling, general and administrative expenses	16.7	15.9
Depreciation and amortization expense	37.2	32.9
Total costs and operating expenses	361.3	319.4
Operating income	30.0	31.1
Interest expense, net	14.8	15.8
Loss on extinguishment of debt	—	0.3
Income before income tax expense	15.2	15.0
Income tax expense	3.0	2.0
Net income	12.2	13.0
Less: Net income attributable to noncontrolling interests	2.4	4.3
Net income attributable to SunCoke Energy, Inc.	$9.8	$8.7
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13
Weighted average number of common shares outstanding:
Basic	64.9	64.6
Diluted	65.3	65.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Net income	$12.2	$13.0
Other comprehensive income:
Currency translation adjustment	—	(0.1)
Comprehensive income	12.2	12.9
Less: Comprehensive income attributable to noncontrolling interests	2.4	4.3
Comprehensive income attributable to SunCoke Energy, Inc.	$9.8	$8.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$143.9	$145.7
Receivables	86.3	75.4
Inventories	150.7	110.4
Income tax receivable	—	0.7
Other current assets	6.2	2.8
Total current assets	387.1	335.0
Properties, plants and equipment (net of accumulated depreciation of $866.0 million and $855.8 million at March 31, 2019 and December 31, 2018, respectively)	1,459.0	1,471.1
Goodwill	76.9	76.9
Other intangible assets, net	154.1	156.8
Deferred charges and other assets	20.2	5.5
Total assets	$2,097.3	$2,045.3
Liabilities and Equity
Accounts payable	$145.7	$115.0
Accrued liabilities	42.3	45.6
Deferred revenue	7.5	3.0
Current portion of long-term debt and financing obligation	4.5	3.9
Interest payable	16.8	3.6
Income tax payable	1.2	—
Total current liabilities	218.0	171.1
Long-term debt and financing obligation	828.8	834.5
Accrual for black lung benefits	45.6	44.9
Retirement benefit liabilities	24.6	25.2
Deferred income taxes	254.3	254.7
Asset retirement obligations	13.2	14.6
Other deferred credits and liabilities	25.8	17.6
Total liabilities	1,410.3	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,578,808 and 72,233,750 shares at March 31, 2019 and December 31, 2018, respectively	0.7	0.7
Treasury stock, 7,477,657 shares at both March 31, 2019 and December 31, 2018	(140.7)	(140.7)
Additional paid-in capital	488.0	488.8
Accumulated other comprehensive loss	(13.1)	(13.1)
Retained earnings	137.2	127.4
Total SunCoke Energy, Inc. stockholders’ equity	472.1	463.1
Noncontrolling interests	214.9	219.6
Total equity	687.0	682.7
Total liabilities and equity	$2,097.3	$2,045.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$12.2	$13.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.2	32.9
Deferred income tax (benefit) expense	(0.4)	0.2
Payments in excess of expense for postretirement plan benefits	(0.6)	(0.6)
Share-based compensation expense	0.9	0.8
Loss on extinguishment of debt	—	0.3
Changes in working capital pertaining to operating activities:
Receivables	(10.9)	(6.8)
Inventories	(40.3)	0.9
Accounts payable	29.9	14.0
Accrued liabilities	(4.4)	(8.7)
Deferred revenue	4.5	1.9
Interest payable	13.2	11.7
Income taxes	1.9	(0.6)
Other	(7.9)	(1.7)
Net cash provided by operating activities	35.3	57.3
Cash Flows from Investing Activities:
Capital expenditures	(20.9)	(15.4)
Net cash used in investing activities	(20.9)	(15.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	45.0
Repayment of long-term debt	(0.3)	(44.9)
Debt issuance costs	—	(0.5)
Proceeds from revolving credit facility	60.7	53.5
Repayment of revolving credit facility	(65.7)	(53.5)
Repayment of financing obligation	(0.7)	(0.6)
Acquisition of additional interest in the Partnership	—	(3.4)
Cash distribution to noncontrolling interests	(7.1)	(10.6)
Other financing activities	(3.1)	(0.1)
Net cash used in financing activities	(16.2)	(15.1)
Net (decrease) increase in cash and cash equivalents	(1.8)	26.8
Cash and cash equivalents at beginning of period	145.7	120.2
Cash and cash equivalents at end of period	$143.9	$147.0
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $1.2 million and $0.5 million, respectively	$0.9	$3.0
Income taxes paid	$1.0	$2.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	8.7	8.7	4.3	13.0
Currency translation adjustment	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Share-based compensation expense	—	—	—	—	0.8	—	—	0.8	—	0.8
Share-issuances, net of shares withheld for taxes	69,187	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.2)	—	—	(1.2)	(2.2)	(3.4)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At March 31, 2018	72,076,092	$0.7	7,477,657	$(140.7)	$486.0	$(21.3)	$109.9	$434.6	$224.9	$659.5

At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net income	—	—	—	—	—	—	9.8	9.8	2.4	12.2
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Share-issuances, net of shares withheld for taxes	345,058	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
At March 31, 2019	72,578,808	$0.7	7,477,657	$(140.7)	$488.0	$(13.1)	$137.2	$472.1	$214.9	$687.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has over 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other bulk products and liquids to third-party customers as well as to our own cokemaking facilities.
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
Our logistics business provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT"), SunCoke Lake Terminal, ("Lake Terminal") and Dismal River Terminal ("DRT") and has collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has total storage capacity of approximately 3 million tons.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership, which owns 98 percent of our Haverhill, Middletown, and Granite City cokemaking facilities and 100 percent of CMT, KRT and Lake Terminal. At March 31, 2019, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.4 percent limited partner interest in the Partnership. At March 31, 2019, the remaining 37.6 percent interest in the Partnership was held by public unitholders. SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
On February 5, 2019, the Company and the Partnership announced that they entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), the Partnership's unaffiliated common unitholders will receive 1.40 SunCoke common shares plus a fraction of a SunCoke common share, based on a formula as further described in the Merger Agreement, for each Partnership common unit. Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated. The Company continues to expect the Simplification Transaction to close late in the second quarter of 2019 or early in the third quarter of 2019.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended March 31, 2019 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Accounting Standards Codification (“ASC”) 842, "Leases." We adopted the standard effective January 1, 2019 using the modified retrospective transition approach and elected not to adjust prior comparative periods.  Upon adoption, the Company recognized right-of-use assets and lease liabilities of $5.1 million at January 1, 2019. See Note 8.
2. Inventories
The components of inventories were as follows:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
Coal	$98.0	$59.9
Coke	9.7	8.6
Materials, supplies and other	43.0	41.9
Total inventories	$150.7	$110.4
3. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Logistics segments was $3.4 million and $73.5 million at both March 31, 2019 and December 31, 2018, respectively.
The components of other intangible assets, net were as follows:

		March 31, 2019			December 31, 2018
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	4	$31.7	$18.6	$13.1	$31.7	$17.7	$14.0
Customer relationships	13	28.7	8.0	20.7	28.7	7.5	21.2
Permits	23	139.0	18.7	120.3	139.0	17.4	121.6
Total		$199.4	$45.3	$154.1	$199.4	$42.6	$156.8
Total amortization expense for intangible assets subject to amortization was $2.7 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded an income tax expense of $3.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively, resulting in effective tax rates of 19.7 percent and 13.3 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference in the Company’s effective tax rates as compared to the statutory rate in both periods was primarily the result of earnings attributable to its noncontrolling ownership interests in partnerships, which had a larger impact in the prior year period. Additionally, the effective rate for the three months ended March 31, 2019 was impacted by higher state taxes as compared to the three months ended March 31, 2018.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
Accrued benefits	$13.9	$21.2
Current portion of postretirement benefit obligation	3.0	3.0
Other taxes payable	11.3	9.1
Current portion of black lung liability	4.5	4.5
Accrued legal	3.3	4.2
Other	6.3	3.6
Total accrued liabilities	$42.3	$45.6
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
Term loan, due 2022 ("Term Loan")	43.6	43.9
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	100.0	105.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	9.4	10.1
Total borrowings	853.0	859.0
Original issue discount	(5.1)	(5.4)
Debt issuance costs	(14.6)	(15.2)
Total debt and financing obligation	833.3	838.4
Less: current portion of long-term debt and financing obligation	4.5	3.9
Total long-term debt and financing obligation	$828.8	$834.5
Revolving Facility
SunCoke's Revolving Facility has capacity of $100.0 million. As of March 31, 2019, the Revolving Facility had letters of credit outstanding of $23.8 million and no outstanding balance, leaving $76.2 million available.
Partnership Revolver
The Partnership Revolver has capacity of $285.0 million. As of March 31, 2019, the Partnership had no letters of credit outstanding and an outstanding balance of $100.0 million, leaving $185.0 million available.
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

As of March 31, 2019, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
The EPA issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We are working in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations, and have entered into a consent decree in federal district court with these parties. The consent decree includes a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects underway to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree, which provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment. The project at Granite City was due to be completed in February 2019, but the Company expects to complete the project in June 2019 and is in discussions with the government entities regarding, among other things, the timing thereof.
We anticipate spending approximately $150 million related to these projects, of which we have spent approximately $141 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. Pursuant to the omnibus agreement, the Company previously funded $139 million for these known environmental remediation projects and made capital contributions to the Partnership of $4 million during the first quarter of 2019. The Company expects to make additional capital contributions for the remaining amount to be spent on the project later in 2019.
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
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC met regularly since those discussions commenced to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement. A consent decree among the parties was entered by the federal district court during the fourth quarter of 2018. The settlement includes a $2.5 million civil penalty, that was paid in the fourth quarter of 2018. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
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
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $50.1 million and $49.4 million at March 31, 2019 and December 31, 2018, respectively, of which the current portion of $4.5 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
8. Leases
The Company leases land, office space, equipment, railcars and locomotives. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, "Leases," right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Company has elected to apply the short-term lease exception for all asset classes, therefore, excluding them from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company has elected to account for lease and nonlease components of an arrangement, such as assets and services, as a single lease component for all asset classes.
Certain of our long-term leases include one or more options to renew or to terminate, with renewal terms that can extend the lease term from one month to 50 years. The impact of lease renewals or terminations are included in the expected lease term to the extent the Company is reasonably certain to exercise the renewal or termination. The Company's finance leases are immaterial to our consolidated financial statements.
    The components of lease expense were as follows:

Three months ended March 31, 2019
(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$0.4
Selling, general and administrative expenses	0.1
$0.5
Short-term leases:
Cost of products sold and operating expenses(1)(2)	$2.3
Total lease expense	2.8

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

(2)	Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Total lease expense was $2.9 million during the three months ended March 31, 2018.

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	March 31, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$10.9

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$2.0
Noncurrent operating lease liabilities	Other deferred credits and liabilities	$8.3
Total operating lease liabilities		$10.3
The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 31, 2019
Weighted average remaining lease term of operating leases	8.3 years
Weighted average discount rate of operating leases	5.1%
Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1.9
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5.0
Maturities of operating lease liabilities as of March 31, 2019 are as follows:

(Dollars in millions)
Years ending December 31:
2019(1)	$1.8
2020	1.9
2021	1.7
2022	1.2
2023	0.9
2024-Thereafter	5.2
Total lease payments	12.7
Less: imputed interest	2.4
Total lease liabilities	$10.3

(1)	Excluding the three months ended March 31, 2019.

The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2019	$2.0
2020	1.1
2021	1.0
2022	0.5
2023	0.1
2024-Thereafter	0.7
Total	$5.4

9. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2019, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

Stock Options
The Company granted the following stock options during the three months ended March 31, 2019 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	267,897	$9.87	$4.09
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2019 was based on using the following weighted-average assumptions:

Three Months Ended March 31, 2019
Risk-free interest rate	2%
Expected term	6 years
Volatility	53%
Dividend yield	2%
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
Restricted Stock Units Settled in Shares
The Company issued 136,425 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the three months ended March 31, 2019. The weighted average grant date fair value was $9.87 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units ("PSUs") for shares of the Company's common stock during the three months ended March 31, 2019 that vest on December 31, 2020:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	227,378	$10.79

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

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2019 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2019, the Company issued 129,005 restricted stock units to be settled in cash ("Cash RSUs"), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2019 was $9.87 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each period and at both March 31, 2019 and December 31, 2018 was not material.
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
The Company issued a grant date fair value award of $0.6 million during the three months ended March 31, 2019 that vest on December 31, 2020. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The ultimate award value will be determined by the performance versus targets and the Company's three-year TSR Modifier performance but will be capped at 250 percent of the target award.
The cash incentive award liability at March 31, 2019 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both March 31, 2019 and December 31, 2018 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2019	2018	March 31, 2019
	Compensation Expense(1)		Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
Stock Options	$0.2	$0.2	$1.4	2.3
RSUs	0.1	0.1	$1.5	1.5
PSUs	0.5	0.4	$5.2	2.3
Total equity awards	$0.8	$0.7
Liability Awards:
Cash RSUs	$0.4	$0.1	$1.6	1.9
Cash incentive award	0.1	0.2	$1.3	2.1
Total liability awards	$0.5	$0.3

(1)	Compensation expense recognized by the Company is in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company and the Partnership issued $0.1 million of shared-based compensation to the Company's and the Partnership's Board of Directors during both the three months ended March 31, 2019 and 2018.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2019	2018

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	64.9	64.6
Add: Effect of dilutive share-based compensation awards	0.4	0.8
Weighted-average number of shares-diluted	65.3	65.4
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018

	(Shares in millions)
Stock options	2.8	2.8
Performance stock units	0.1	0.2
Total	2.9	3.0

11. Fair Value Measurement
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $5.5 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that runs through 2022 and requires the Partnership to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.7 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively, and was primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets. The decrease in the contingent consideration liability in the first quarter of 2019 was the result of a $0.9 million payment made as well as a decrease in expected future payments for changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2019 and December 31, 2018, the fair value of the Company’s total debt was estimated to be $863.5 million and $822.8 million, respectively, compared to a carrying amount of $853.0 million and $859.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
12. Revenue from Contracts with Customers
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$344.5	$302.5
Energy	13.8	13.6
Logistics	22.0	22.1
Operating and licensing fees	9.7	10.1
Other	1.3	2.2
Sales and other operating revenue	$391.3	$350.5
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$197.6	$164.1
AM Brazil	9.7	10.1
AK Steel	104.1	92.9
U.S. Steel	54.1	51.7
Foresight and Murray	10.9	14.1
Other	14.9	17.6
Sales and other operating revenue	$391.3	$350.5
Logistics Contract Balances
Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $295 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2019.
The following table provides changes in the Company's deferred revenue:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Beginning balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.0)	(0.6)
Billings in excess of services performed, not recognized as revenue	5.5	2.5
Ending balance at March 31, 2019 and 2018, respectively	$7.5	$3.6

13. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss and liquidity reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$359.3	$318.1
Brazil Coke	9.7	10.1
Logistics	22.3	22.3
Logistics intersegment sales	6.5	5.4
Elimination of intersegment sales	(6.5)	(5.4)
Total sales and other operating revenues	$391.3	$350.5

Adjusted EBITDA:
Domestic Coke	$58.5	$54.3
Brazil Coke	4.5	4.7
Logistics	12.7	13.6
Corporate and Other(1)	(8.4)	(8.6)
Total Adjusted EBITDA	$67.3	$64.0

Depreciation and amortization expense:
Domestic Coke	$30.6	$25.3
Brazil Coke	0.2	0.2
Logistics	6.1	7.0
Corporate and Other	0.3	0.4
Total depreciation and amortization expense	$37.2	$32.9

Capital expenditures:
Domestic Coke	$18.9	$15.1
Logistics	2.0	0.3
Corporate and Other	—	—
Total capital expenditures	$20.9	$15.4

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.8 million during the three months ended March 31, 2019, as well as $2.3 million during the three months ended March 31, 2018.

The following table sets forth the Company's segment assets:

	March 31, 2019	December 31, 2018

	(Dollars in millions)
Segment assets
Domestic Coke	$1,488.8	$1,446.5
Brazil Coke	16.1	15.1
Logistics	471.4	463.0
Corporate and Other	121.0	120.0
Segment assets, excluding tax assets	2,097.3	2,044.6
Tax assets	—	0.7
Total assets	$2,097.3	$2,045.3
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for any impairments, loss on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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

Below is a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, which are its most directly comparable financial measures calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$35.3	$57.3
Subtract:
Depreciation and amortization expense	37.2	32.9
Deferred income tax (benefit) expense	(0.4)	0.2
Changes in working capital and other	(13.7)	11.2
Net income	$12.2	$13.0
Add:
Depreciation and amortization expense	$37.2	$32.9
Interest expense, net	14.8	15.8
Loss on extinguishment of debt	—	0.3
Income tax expense	3.0	2.0
Contingent consideration adjustments(1)	(0.4)	—
Simplification Transaction costs	0.5	—
Adjusted EBITDA	$67.3	$64.0
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	18.9	19.0
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$48.4	$45.0

(1)
In connection with the CMT acquisition, the Partnership entered into a contingent consideration arrangement that requires the Partnership to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Contingent consideration adjustments in 2019 were primarily the result of modifications to the volume forecast.

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
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The credit agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2018, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as "Non-Guarantor Subsidiaries." There have been no changes to the "Guarantor Subsidiaries" and "Non-Guarantor Subsidiaries" during 2019
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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$62.3	$330.3	$(1.3)	$391.3
Equity in earnings of subsidiaries	11.9	6.3	—	(18.2)	—
Total revenues, net of equity earnings of subsidiaries	11.9	68.6	330.3	(19.5)	391.3
Costs and operating expenses
Cost of products sold and operating expense	—	45.6	263.1	(1.3)	307.4
Selling, general and administrative expense	2.1	3.4	11.2	—	16.7
Depreciation and amortization expense	—	2.0	35.2	—	37.2
Total costs and operating expenses	2.1	51.0	309.5	(1.3)	361.3
Operating income	9.8	17.6	20.8	(18.2)	30.0
Interest (income) expense, net - affiliate	—	(0.4)	0.4	—	—
Interest expense (income), net	0.8	(0.6)	14.6	—	14.8
Total interest expense (income), net	0.8	(1.0)	15.0	—	14.8
Income before income tax (benefit) expense	9.0	18.6	5.8	(18.2)	15.2
Income tax (benefit) expense	(0.8)	5.0	(1.2)	—	3.0
Net income	9.8	13.6	7.0	(18.2)	12.2
Less: Net income attributable to noncontrolling interests	—	—	2.4	—	2.4
Net income attributable to SunCoke Energy, Inc.	$9.8	$13.6	$4.6	$(18.2)	$9.8
Comprehensive income	$9.8	$13.5	$7.0	$(18.1)	$12.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	2.4	—	2.4
Comprehensive income attributable to SunCoke Energy, Inc.	$9.8	$13.5	$4.6	$(18.1)	$9.8

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$51.0	$300.7	$(1.2)	$350.5
Equity in earnings of subsidiaries	10.9	8.7	—	(19.6)	—
Total revenues, net of equity in earnings of subsidiaries	10.9	59.7	300.7	(20.8)	350.5
Costs and operating expenses
Cost of products sold and operating expenses	—	39.1	232.7	(1.2)	270.6
Selling, general and administrative expenses	1.4	3.4	11.1	—	15.9
Depreciation and amortization expense	—	2.0	30.9	—	32.9
Total costs and operating expenses	1.4	44.5	274.7	(1.2)	319.4
Operating income	9.5	15.2	26.0	(19.6)	31.1
Interest (income) expense, net - affiliate	—	(2.0)	2.0	—	—
Interest expense (income), net	0.7	(0.2)	15.3	—	15.8
Total interest expense (income), net	0.7	(2.2)	17.3	—	15.8
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	8.5	17.4	8.7	(19.6)	15.0
Income tax (benefit) expense	(0.2)	3.1	(0.9)	—	2.0
Net income	8.7	14.3	9.6	(19.6)	13.0
Less: Net income attributable to noncontrolling interests	—	—	4.3	—	4.3
Net income attributable to SunCoke Energy, Inc.	$8.7	$14.3	$5.3	$(19.6)	$8.7
Comprehensive income	$8.6	$26.7	$9.5	$(31.9)	$12.9
Less: Comprehensive income attributable to noncontrolling interests	—	—	4.3	—	4.3
Comprehensive income attributable to SunCoke Energy, Inc.	$8.6	$26.7	$5.2	$(31.9)	$8.6

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
March 31, 2019
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$121.9	$22.0	$—	$143.9
Receivables	—	14.9	71.4	—	86.3
Inventories	—	12.7	138.0	—	150.7
Other current assets	—	3.3	2.9	—	6.2
Advances to affiliate	—	297.1	—	(297.1)	—
Total current assets	—	449.9	234.3	(297.1)	387.1
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	54.1	1,404.9	—	1,459.0
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	0.9	153.2	—	154.1
Deferred income taxes	7.5	—	—	(7.5)	—
Deferred charges and other assets	—	10.1	10.1	—	20.2
Total assets	$7.5	$518.4	$2,076.0	$(504.6)	$2,097.3
Liabilities and Equity
Advances from affiliate	$172.2	$—	$124.9	$(297.1)	—
Accounts payable	—	20.9	124.8	—	145.7
Accrued liabilities	1.2	9.7	31.4	—	42.3
Deferred revenue	—	—	7.5	—	7.5
Current portion of long-term debt and financing obligation	1.7	—	2.8	—	4.5
Interest payable	0.5	—	16.3	—	16.8
Income taxes payable	1.3	97.2	(97.3)	—	1.2
Total current liabilities	176.9	127.8	210.4	(297.1)	218.0
Long-term debt and financing obligation	40.5	—	788.3	—	828.8
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	11.0	34.6	—	45.6
Retirement benefit liabilities	—	11.9	12.7	—	24.6
Deferred income taxes	—	195.8	66.0	(7.5)	254.3
Asset retirement obligations	—	—	13.2	—	13.2
Other deferred credits and liabilities	3.2	8.9	13.7	—	25.8
Total liabilities	220.6	555.4	1,138.9	(504.6)	1,410.3
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at March 31, 2019	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,578,808 shares at March 31, 2019	0.7	—	—	—	0.7
Treasury stock, 7,477,657 shares at March 31, 2019	(140.7)	—	—	—	(140.7)
Additional paid-in capital	488.0	81.6	604.3	(685.9)	488.0
Accumulated other comprehensive loss	(13.1)	(2.1)	(11.0)	13.1	(13.1)
Retained earnings	137.3	539.6	128.9	(668.6)	137.2
Equity investment eliminations	(685.3)	(656.1)	—	1,341.4	—
Total SunCoke Energy, Inc. stockholders’ equity	(213.1)	(37.0)	722.2	—	472.1
Noncontrolling interests	—	—	214.9	—	214.9
Total equity	(213.1)	(37.0)	937.1	—	687.0
Total liabilities and equity	$7.5	$518.4	$2,076.0	$(504.6)	$2,097.3

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$123.2	$22.5	$—	$145.7
Receivables	—	13.3	62.1	—	75.4
Inventories	—	10.6	99.8	—	110.4
Income tax receivable	—	—	96.1	(95.4)	0.7
Other current assets	—	1.8	1.0	—	2.8
Advances to affiliate	—	281.1	—	(281.1)	—
Total current assets	—	430.0	281.5	(376.5)	335.0
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	54.3	1,416.8	—	1,471.1
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	1.1	155.7	—	156.8
Deferred income taxes	7.0	—	—	(7.0)	—
Deferred charges and other assets	—	5.1	0.4	—	5.5
Total assets	$7.0	$493.9	$2,127.9	$(583.5)	$2,045.3
Liabilities and Equity
Advances from affiliate	$167.3	$—	$113.8	$(281.1)	$—
Accounts payable	—	14.7	100.3	—	115.0
Accrued liabilities	1.8	13.7	30.1	—	45.6
Deferred revenue	—	—	3.0	—	3.0
Current portion of long-term debt and financing obligation	1.1	—	2.8	—	3.9
Interest payable	0.4	—	3.2	—	3.6
Income taxes payable	1.9	93.5	—	(95.4)	—
Total current liabilities	172.5	121.9	253.2	(376.5)	171.1
Long-term debt and financing obligation	41.2	—	793.3	—	834.5
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	10.9	34.0	—	44.9
Retirement benefit liabilities	—	12.2	13.0	—	25.2
Deferred income taxes	—	194.9	66.8	(7.0)	254.7
Asset retirement obligations	—	—	14.6	—	14.6
Other deferred credits and liabilities	3.5	6.6	7.5	—	17.6
Total liabilities	217.2	546.5	1,182.4	(583.5)	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued and outstanding shares at December 31, 2018	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 72,223,750 shares at December 31, 2018	0.7	—	—	—	0.7
Treasury Stock, 7,477,657 shares at December 31, 2018	(140.7)	—	—	—	(140.7)
Additional paid-in capital	488.9	61.0	612.8	(673.9)	488.8
Accumulated other comprehensive loss	(13.1)	(2.0)	(11.1)	13.1	(13.1)
Retained earnings	127.5	526.1	124.2	(650.4)	127.4
Equity investment eliminations	(673.5)	(637.7)	—	1,311.2	—
Total SunCoke Energy, Inc. stockholders’ equity	(210.2)	(52.6)	725.9	—	463.1
Noncontrolling interests	—	—	219.6	—	219.6
Total equity	(210.2)	(52.6)	945.5	—	682.7
Total liabilities and equity	$7.0	$493.9	$2,127.9	$(583.5)	$2,045.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$9.8	$13.6	$7.0	$(18.2)	$12.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	2.0	35.2	—	37.2
Deferred income tax (benefit) expense	(0.5)	0.9	(0.8)	—	(0.4)
Payments in excess of expense for postretirement plan benefits	—	(0.3)	(0.3)	—	(0.6)
Share-based compensation expense	0.9	—	—	—	0.9
Equity in loss of subsidiaries	(11.9)	(6.3)	—	18.2	—
Changes in working capital pertaining to operating activities:
Receivables	—	(1.6)	(9.3)	—	(10.9)
Inventories	—	(2.1)	(38.2)	—	(40.3)
Accounts payable	—	6.6	23.3	—	29.9
Accrued liabilities	(0.6)	(4.8)	1.0	—	(4.4)
Deferred revenue	—	—	4.5	—	4.5
Interest payable	0.1	—	13.1	—	13.2
Income taxes	(1.1)	3.7	(0.7)	—	1.9
Other	0.3	(3.8)	(4.4)		(7.9)
Net cash (used in) provided by operating activities	(3.0)	7.9	30.4	—	35.3
Cash Flows from Investing Activities:
Capital expenditures	—	(1.6)	(19.3)	—	(20.9)
Net cash used in investing activities	—	(1.6)	(19.3)	—	(20.9)
Cash Flows from Financing Activities:
Repayment of long-term debt	(0.3)	—	—	—	(0.3)
Proceeds from revolving facility	—	—	60.7	—	60.7
Repayment of revolving facility	—	—	(65.7)	—	(65.7)
Repayment of financing obligation	—	—	(0.7)	—	(0.7)
Cash distribution to noncontrolling interests	—	—	(7.1)	—	(7.1)
Other financing activities	(1.7)	—	(1.4)	—	(3.1)
Net increase (decrease) in advances from affiliates	5.0	(7.6)	2.6	—	—
Net cash provided by (used in) financing activities	3.0	(7.6)	(11.6)	—	(16.2)
Net decrease in cash and cash equivalents	—	(1.3)	(0.5)	—	(1.8)
Cash and cash equivalents at beginning of period	—	123.2	22.5	—	145.7
Cash and cash equivalents at end of period	$—	$121.9	$22.0	$—	$143.9

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$8.7	$14.3	$9.6	$(19.6)	$13.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	2.0	30.9	—	32.9
Deferred income tax expense (benefit)	—	0.3	(0.1)	—	0.2
Payments in excess of expense for postretirement plan benefits	—	(0.2)	(0.4)	—	(0.6)
Share-based compensation expense	0.8	—	—	—	0.8
Equity in loss of subsidiaries	(10.9)	(8.7)	—	19.6	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Changes in working capital pertaining to operating activities:
Receivables	—	1.0	(7.8)	—	(6.8)
Inventories	—	(3.7)	4.6	—	0.9
Accounts payable	—	4.7	9.3	—	14.0
Accrued liabilities	(0.4)	(5.9)	(2.4)	—	(8.7)
Deferred revenue	—	—	1.9	—	1.9
Interest payable	(1.1)	—	12.8	—	11.7
Income taxes	(0.3)	2.3	(2.6)	—	(0.6)
Other	(0.5)	(1.5)	0.3	—	(1.7)
Net cash (used in) provided by operating activities	(3.4)	4.6	56.1	—	57.3
Cash Flows from Investing Activities:
Capital expenditures	—	(0.6)	(14.8)	—	(15.4)
Net cash used in investing activities	—	(0.6)	(14.8)	—	(15.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(44.9)	—	—	—	(44.9)
Debt issuance cost	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	53.5	—	53.5
Repayments of revolving facility	—	—	(53.5)	—	(53.5)
Repayment of financing obligation	—	—	(0.6)	—	(0.6)
Acquisition of additional interest in the Partnership	—	(3.4)	—	—	(3.4)
Cash distribution to noncontrolling interests	—	—	(10.6)	—	(10.6)
Other financing activities	(0.1)	—	—	—	(0.1)
Net increase (decrease) in advances from affiliates	3.9	(11.0)	7.1	—	—
Net cash provided by (used in) financing activities	3.4	(14.4)	(4.1)	—	(15.1)
Net (decrease) increase in cash and cash equivalents	—	(10.4)	37.2	—	26.8
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$93.2	$53.8	$—	$147.0

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with the United States ("U.S.") generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using non-GAAP measures. For a reconciliation of these non-GAAP measures to the most comparable GAAP components, see “Non-GAAP Financial Measures” at the end of this Item and Note 13 to our consolidated financial statements.
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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the "Partnership"), a publicly-traded partnership which owns 98 percent of our Haverhill, Middletown, and Granite City cokemaking facilities and 100 percent of Convent Marine Terminal ("CMT"), Kanawha River Terminal, ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). As of March 31, 2019, we owned the general partner of the Partnership, which consists of a 2.0 percent ownership interest and incentive distribution rights, and owned a 60.4 percent limited partner interest in the Partnership. As of March 31, 2019, the remaining 37.6 percent interest in the Partnership was held by public unitholders.
On February 5, 2019, the Company and the Partnership announced that they entered into a definitive agreement whereby SunCoke will acquire all outstanding common units of the Partnership not already owned by SunCoke in a stock-for-unit merger transaction (the “Simplification Transaction”). Pursuant to the terms of this agreement (“Merger Agreement”), the Partnership's unaffiliated common unitholders will receive 1.40 SunCoke common shares plus a fraction of a SunCoke common share, based on a formula as further described in the Merger Agreement, for each Partnership common unit. Following completion of the Simplification Transaction, the Partnership will become a wholly-owned subsidiary of SunCoke, the Partnership's common units will cease to be publicly traded and the Partnership's IDRs will be eliminated. The Company continues to expect the Simplification Transaction to close late in the second quarter of 2019 or early in the third quarter of 2019.
Cokemaking
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil"), which has approximately 1.7 million tons of annual cokemaking capacity.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates ("AM USA"), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation, ("U.S. Steel"), who are three of the largest blast furnace steel makers in North America. These coke sales agreements have an average remaining term of approximately five years and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales. To date, our coke customers have satisfied their obligations under these agreements.

The coke sales agreement and energy sales agreement with AK Steel at our Haverhill facility are subject to early termination by AK Steel only if AK Steel meets both of the following two criteria: (1) AK Steel permanently shuts down operation of the iron producing portion of its Ashland Works Plant and (2) AK Steel has not acquired or begun construction of a new blast furnace in the U.S. to replace, in whole or in part, the Ashland Works Plant iron production capacity. If AK Steel were able to satisfy both criteria and chose to elect early termination, AK Steel must provide two years advance notice of the termination. During the two-year notice period, AK Steel must continue to perform under the terms of the coke sales agreement and energy sales agreement. On January 28, 2019, AK Steel announced its intention to permanently close its Ashland Works Plant by the end of 2019. Were the Ashland Plant to permanently shut down, we believe AK Steel has not and would not satisfy the second criterion. No other coke sales agreement has an early termination clause.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of March 31, 2019:

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

Logistics
Our logistics business consists of CMT, KRT, Lake Terminal and Dismal River Terminal ("DRT"). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access. With its top of the line shiploader, CMT has the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity. The facility also serves other merchant business including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.

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
API2 and API5 prices declined in the first quarter of 2019 from the end of 2018, driven by reduced demand from Europe, Asia and the Mediterranean regions. While we expect the U.S. to continue to be a significant participant in the seaborne coal trade, we anticipate export volumes to be lower in 2019 as compared to 2018. However, due to the take-or-pay nature of our contracts with coal export customers, lower export volumes do not have a material impact on our expected full-year results.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(Dollars in millions)
Net income	$12.2	$13.0	$(0.8)
Net cash provided by operating activities	$35.3	$57.3	$(22.0)
Adjusted EBITDA	$67.3	$64.0	$3.3
Results in the first quarter of 2019 reflect strong operating performance.  Higher depreciation expense also impacted net income and rebuilding coal inventory levels impacted cash provided by operating activities. See detailed analysis of the quarter's results throughout the MD&A. See Note 13 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.
Recent Developments and Items Impacting Comparability
There were no unusual events during the three months ended March 31, 2019, significantly impacting comparability to the prior year period.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)

	(Dollars in millions)
Revenues
Sales and other operating revenue	$391.3	$350.5	$40.8
Costs and operating expenses
Cost of products sold and operating expenses	307.4	270.6	36.8
Selling, general and administrative expenses	16.7	15.9	0.8
Depreciation and amortization expense	37.2	32.9	4.3
Total costs and operating expenses	361.3	319.4	41.9
Operating income	30.0	31.1	(1.1)
Interest expense, net	14.8	15.8	(1.0)
Loss on extinguishment of debt	—	0.3	(0.3)
Income before income tax expense	15.2	15.0	0.2
Income tax expense	3.0	2.0	1.0
Net income	12.2	13.0	(0.8)
Less: Net income attributable to noncontrolling interests	2.4	4.3	(1.9)
Net income attributable to SunCoke Energy, Inc.	$9.8	$8.7	$1.1
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2019 compared to the same prior year period, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2019 increased compared to the same prior year period primarily due to Simplification Transaction costs.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense was driven by revisions made in the third quarter of 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $5.7 million, or $0.09 per common share from operations, during the three months ended March 31, 2019.
Interest Expense, Net. Interest expense, net benefited from higher capitalized interest on the environmental remediation project and higher interest rates on our cash and cash equivalent balances during the three months ended March 31, 2019.
Income Tax Expense. The Company's effective tax rate was 19.7 percent and 13.3 percent during the three months ended March 31, 2019 and 2018, respectively. The effective rate for the three months ended March 31, 2019 was impacted by higher state taxes and a less significant impact of earnings attributable to its non controlling ownership interests in partnerships as compared to the three months ended March 31, 2018.  See Note 4 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents the common public unitholders’ interest in the Partnership as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.

The following table provides details into net income attributable to noncontrolling interest:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
	(Dollars in millions)
Net income attributable to the Partnership's common public unitholders'(1)	$1.7	$4.6	$(2.9)
Net income (loss) attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	0.7	(0.3)	1.0
Net income attributable to noncontrolling interest	$2.4	$4.3	$(1.9)

(1)	The decrease during the three months ended March 31, 2019 was due to lower net income at the Partnership, decreasing income allocated to public unitholders.
(2) The increase during the three months ended March 31, 2019 as compared to the same prior year periods was primarily driven by higher volumes as a result of the rebuilt ovens.
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

•
Logistics consists of CMT, located in Convent, Louisiana, KRT, located in Ceredo and Belle, West Virginia, Lake Terminal, located in East Chicago, Indiana, and DRT, located in Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.

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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$359.3	$318.1	$41.2
Brazil Coke	9.7	10.1	(0.4)
Logistics	22.3	22.3	—
Logistics intersegment sales	6.5	5.4	1.1
Elimination of intersegment sales	(6.5)	(5.4)	(1.1)
Total sales and other operating revenues	$391.3	$350.5	$40.8
Adjusted EBITDA(1):
Domestic Coke	$58.5	$54.3	$4.2
Brazil Coke	4.5	4.7	(0.2)
Logistics	12.7	13.6	(0.9)
Corporate and Other(2)	(8.4)	(8.6)	0.2
Total Adjusted EBITDA	$67.3	$64.0	$3.3
Coke Operating Data:
Domestic Coke capacity utilization	96%	92%	4%
Domestic Coke production volumes (thousands of tons)	1,006	962	44
Domestic Coke sales volumes (thousands of tons)	1,004	974	30
Domestic Coke Adjusted EBITDA per ton(3)	$58.27	$55.75	$2.52
Brazilian Coke production—operated facility (thousands of tons)	419	441	(22)
Logistics Operating Data:
Tons handled (thousands of tons)(4)	5,784	5,821	(37)
CMT take-or-pay shortfall tons (thousands of tons)(5)	669	172	497

(1)
See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2019 and 2018.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.8 million during the three months ended March 31, 2019, and $2.3 million for the three months ended March 31, 2018.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2019 vs. 2018
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$318.1	$54.3
Volumes(1)	6.9	2.6
Coal cost recovery and yields(2)	34.7	0.8
Operating and maintenance costs(3)	—	1.0
Energy and other	(0.4)	(0.2)
Current year period	$359.3	$58.5

(1)	The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility.

(2)
The increase in coal cost recovery and yields was driven by higher coal prices. The benefit of higher coal prices was partly offset by the impact of higher coal moistures as a result of heavy rainfall during the winter of 2019, which negatively impacted coal-to-coke yields and Adjusted EBITDA by $1.6 million.

(3)	The first quarter of 2019 benefited from the timing of planned outage work as compared the same prior year period.
Logistics
The following table explains year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended March 31, 2019 vs. 2018
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$27.7	$13.6
Transloading volumes(1)	(1.7)	(1.9)
Price/margin impact of mix in transloading services	1.1	1.1
Operating and maintenance costs and other(2)	1.7	(0.1)
Current year period	$28.8	$12.7

(1)
Revenues decreased due to lower export volumes at CMT, but were partially offset by higher volumes at our domestic terminals, which increased revenues $1.6 million as compared to the same prior year period.

(2)	Operating and maintenance costs and other reflects $0.5 million of incremental costs during the current year period resulting from high water levels.
Brazil
Revenues were $9.7 million and Adjusted EBITDA was $4.5 million during the three months ended March 31, 2019, which were comparable to results in the prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.4 million for the three months ended March 31, 2019, which was comparable to results in the prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of March 31, 2019, together with the Partnership, we had $143.9 million of cash and cash equivalents and $261.2 million of borrowing availability under our credit facilities.
Distribution
On April 15, 2019, the Partnership's Board of Directors declared a quarterly cash distribution of $0.4000 per unit. This distribution will be paid on June 3, 2019, to unitholders of record on May 15, 2019.
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
Covenants
As of March 31, 2019, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2019, S&P Global Ratings reaffirmed the Company and the Partnership's corporate credit rating of BB- (stable). Additionally, in February 2019, Moody’s Investors Service reaffirmed the Company’s corporate family rating of B1 (stable).
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Net cash provided by operating activities	$35.3	$57.3
Net cash used in investing activities	(20.9)	(15.4)
Net cash used in financing activities	(16.2)	(15.1)
Net (decrease) increase in cash and cash equivalents	$(1.8)	$26.8
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $22.0 million to $35.3 million for the three months ended March 31, 2019 as compared to the corresponding prior year period. The decrease was due to an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by rebuilding coal inventory levels at higher coal prices as compared to the prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $5.5 million to $20.9 million for the three months ended March 31, 2019 as compared to the corresponding prior year period. The current year period included higher capital spending as compared to the same prior year period, primarily related to the timing of capital expenditures as well as higher capital spending on the Indiana Harbor oven rebuild project and certain upgrades in order to improve the long-term reliability and operational performance of our assets.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $1.1 million to $16.2 million for the three months ended March 31, 2019 as compared to the corresponding prior year period. The increase was primarily the result of the Partnership's repayment of $5.0 million on its revolving credit facility, mostly offset by lower Partnership distributions to its public unitholders and the absence of the Company's purchase of outstanding Partnership common units in the corresponding prior year period.

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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Three Months Ended March 31,
	2019	2018

	(Dollars in millions)
Ongoing capital(1)	$16.4	$8.1
Environmental remediation projects(2)	4.5	7.3
Total capital expenditures	$20.9	$15.4

(1)
Includes $4.8 million and $3.4 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes $1.2 million and $0.5 million of capitalized interest in connection with the environmental remediation projects during the three months ended March 31, 2019 and 2018, respectively.
In 2019, we expect our capital expenditures to be between $110 million and $120 million, of which approximately $55 million to $60 million will be spent at the Partnership and approximately $40 million to $48 million will be spent on the Indiana Harbor oven rebuild project.
We anticipate spending approximately $150 million related to these environmental remediation projects, of which we have spent approximately $141 million to date, including $7 million spent by the Company prior to the formation of the Partnership. The remaining capital is expected to be spent through the first half of 2019. Pursuant to the omnibus agreement, the Company previously funded $139 million for these known environmental remediation projects and made capital contributions to the Partnership of $4 million during the first quarter of 2019. The Company expects to make additional capital contributions for the remaining amount to be spent on the project later in 2019.

Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no significant changes to these arrangements during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance and liquidity. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and reconciliations from GAAP to the non-GAAP measurement for the three months ended March 31, 2019 and 2018, respectively.
Below is a reconciliation of 2019 Adjusted EBITDA guidance from its closest GAAP measures:

	2019
	Low	High
Net cash provided by operating activities	$180	$195
Subtract:
Depreciation and amortization expense	150	145
Changes in working capital and other	(14)	(1)
Net income	$44	$51
Add:
Depreciation and amortization expense	150	145
Interest expense, net	65	65
Income tax expense	6	14
Adjusted EBITDA	$265	$275
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	83	87
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$182	$188

(1)	Reflects non-controlling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2019.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares and the Partnership's program to repurchase outstanding units during the three months ended March 31, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further information on the programs.
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

2.3
Agreement and Plan of Merger dated as of February 4, 2019 by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2019 File No. 001-35243

10.11
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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on April 24, 2019, formatted in XBRL (eXtensible Business Reporting Language is attached to this report): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

SunCoke Energy, Inc.

Dated:	April 24, 2019	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)