Form 10-Q
period 2019-06-30
SunCoke Energy, Inc.
filed 2019-07-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35243
 _____________________________________________________________________
SUNCOKE ENERGY, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________

Delaware	90-0640593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1011 Warrenville Road, Suite 600
Lisle, Illinois 60532
(630) 824-1000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SXC	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 26, 2019, there were 91,208,447 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$407.5	$367.0	$798.8	$717.5
Costs and operating expenses
Cost of products sold and operating expenses	327.0	282.7	634.4	553.3
Selling, general and administrative expenses	21.9	17.6	38.6	33.5
Depreciation and amortization expense	37.0	32.0	74.2	64.9
Total costs and operating expenses	385.9	332.3	747.2	651.7
Operating income	21.6	34.7	51.6	65.8
Interest expense, net	15.1	15.7	29.9	31.5
Loss on extinguishment of debt	—	—	—	0.3
Income before income tax expense	6.5	19.0	21.7	34.0
Income tax expense	3.2	2.2	6.2	4.2
Loss from equity method investment	—	5.4	—	5.4
Net income	3.3	11.4	15.5	24.4
Less: Net income attributable to noncontrolling interests	1.0	7.2	3.4	11.5
Net income attributable to SunCoke Energy, Inc.	$2.3	$4.2	$12.1	$12.9
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.03	$0.06	$0.19	$0.20
Diluted	$0.03	$0.06	$0.18	$0.20
Weighted average number of common shares outstanding:
Basic	65.9	64.7	65.4	64.6
Diluted	66.1	65.6	65.7	65.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars in millions)
Net income	$3.3	$11.4	$15.5	$24.4
Other comprehensive income:
Currency translation adjustment	0.1	(1.2)	0.1	(1.3)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	9.0	—	9.0
Comprehensive income	3.4	19.2	15.6	32.1
Less: Comprehensive income attributable to noncontrolling interests	1.0	7.2	3.4	11.5
Comprehensive income attributable to SunCoke Energy, Inc.	$2.4	$12.0	$12.2	$20.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$102.2	$145.7
Receivables	98.9	75.4
Inventories	175.7	110.4
Income tax receivable	3.2	0.7
Other current assets	4.9	2.8
Total current assets	384.9	335.0
Properties, plants and equipment (net of accumulated depreciation of $901.6 million and $855.8 million at June 30, 2019 and December 31, 2018, respectively)	1,454.8	1,471.1
Goodwill	76.9	76.9
Other intangible assets, net	151.4	156.8
Deferred charges and other assets	14.4	5.5
Total assets	$2,082.4	$2,045.3
Liabilities and Equity
Accounts payable	$137.2	$115.0
Accrued liabilities	49.9	45.6
Deferred revenue	13.5	3.0
Current portion of long-term debt and financing obligation	5.1	3.9
Interest payable	3.9	3.6
Total current liabilities	209.6	171.1
Long-term debt and financing obligation	828.0	834.5
Accrual for black lung benefits	46.4	44.9
Retirement benefit liabilities	24.1	25.2
Deferred income taxes	212.8	254.7
Asset retirement obligations	13.4	14.6
Other deferred credits and liabilities	25.3	17.6
Total liabilities	1,359.6	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,036,174 and 72,233,750 shares at June 30, 2019 and December 31, 2018, respectively	1.0	0.7
Treasury stock, 7,477,657 shares at both June 30, 2019 and December 31, 2018	(140.7)	(140.7)
Additional paid-in capital	709.7	488.8
Accumulated other comprehensive loss	(13.0)	(13.1)
Retained earnings	139.5	127.4
Total SunCoke Energy, Inc. stockholders’ equity	696.5	463.1
Noncontrolling interests	26.3	219.6
Total equity	722.8	682.7
Total liabilities and equity	$2,082.4	$2,045.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$15.5	$24.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	74.2	64.9
Deferred income tax expense	1.8	0.3
Payments in excess of expense for postretirement plan benefits	(1.1)	(1.1)
Share-based compensation expense	2.1	1.6
Loss on extinguishment of debt	—	0.3
Loss from equity method investment	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	(23.5)	(12.0)
Inventories	(65.3)	(5.4)
Accounts payable	23.0	16.8
Accrued liabilities	0.2	(9.0)
Deferred revenue	10.5	1.5
Interest payable	0.3	(1.3)
Income taxes	(2.5)	—
Other	0.4	(1.1)
Net cash provided by operating activities	35.6	85.3
Cash Flows from Investing Activities:
Capital expenditures	(53.1)	(43.6)
Sale of equity method investment	—	4.0
Other investing activities	0.2	0.3
Net cash used in investing activities	(52.9)	(39.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	45.0
Repayment of long-term debt	(0.6)	(45.2)
Debt issuance costs	—	(0.5)
Proceeds from revolving credit facility	175.6	92.5
Repayment of revolving credit facility	(180.6)	(92.5)
Repayment of financing obligation	(1.4)	(1.3)
Acquisition of additional interest in the Partnership	—	(4.2)
Cash distribution to noncontrolling interests	(14.2)	(17.7)
Other financing activities	(5.0)	0.7
Net cash used in financing activities	(26.2)	(23.2)
Net (decrease) increase in cash and cash equivalents	(43.5)	22.8
Cash and cash equivalents at beginning of period	145.7	120.2
Cash and cash equivalents at end of period	$102.2	$143.0
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $2.3 million and $1.3 million, respectively	$28.0	$30.5
Income taxes paid, net of refunds of zero and $1.3 million, respectively	$6.5	$4.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	8.7	8.7	4.3	13.0
Currency translation adjustment	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(10.6)	(10.6)
Share-based compensation expense	—	—	—	—	0.8	—	—	0.8	—	0.8
Share issuances, net of shares withheld for taxes	69,187	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.2)	—	—	(1.2)	(2.2)	(3.4)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At March 31, 2018	72,076,092	$0.7	7,477,657	$(140.7)	$486.0	$(21.3)	$109.9	$434.6	$224.9	$659.5
Net income	—	—	—	—	—	—	4.2	4.2	7.2	11.4
Currency translation adjustment	—	—	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.8	—	—	0.8	—	0.8
Share issuances, net of shares withheld for taxes	129,767	—	—	—	0.8	—	—	0.8	—	0.8
Cash paid for acquisition of additional interest in the Partnership, net of zero tax	—	—	—	—	(0.3)	—	—	(0.3)	(0.5)	(0.8)
At June 30, 2018	72,205,859	$0.7	7,477,657	$(140.7)	$487.3	$(13.5)	$114.1	$447.9	$224.5	$672.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net income	—	—	—	—	—	—	9.8	9.8	2.4	12.2
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Share issuances, net of shares withheld for taxes	345,058	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
At March 31, 2019	72,578,808	$0.7	7,477,657	$(140.7)	$488.0	$(13.1)	$137.2	$472.1	$214.9	$687.0
Net income	—	—	—	—	—	—	2.3	2.3	1.0	3.3
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share based compensation expense	—	—	—	—	1.2	—	—	1.2	—	1.2
Share issuances, net of shares withheld for taxes	3,715	—	—	—	—	—	—	—	—	—
Simplification Transaction:
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At June 30, 2019	98,036,174	$1.0	7,477,657	$(140.7)	$709.7	$(13.0)	$139.5	$696.5	$26.3	$722.8
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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
Our logistics business provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), SunCoke Lake Terminal (“Lake Terminal”) and Dismal River Terminal (“DRT”) and has collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has total storage capacity of approximately 3 million tons.
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the “Partnership”), a wholly-owned subsidiary, which owns 98 percent of our Haverhill, Middletown, and Granite City cokemaking facilities and 100 percent of CMT, KRT and Lake Terminal. During all periods presented, SunCoke is considered the primary beneficiary of the Partnership as it has the power to direct the activities that most significantly impact the Partnership's economic performance.
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended June 30, 2019 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of Accounting Standards Codification (“ASC”) 842, “Leases.” We adopted the standard effective January 1, 2019 using the modified retrospective transition approach and elected not to adjust prior comparative periods.  Upon adoption, the Company recognized right-of-use assets and lease liabilities of $5.1 million at January 1, 2019. See Note 9.

2. Acquisitions
Simplification Transaction
Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in the Partnership as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all 17,727,249 outstanding common units of the Partnership not already owned by SunCoke in exchange for 24,818,149 newly issued SunCoke common shares (the "Simplification Transaction"). Additionally, the final pro-rated quarterly Partnership distribution was settled with 635,502 newly issued SunCoke common shares. Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke, the Partnership common units have ceased to be publicly traded and the Partnership’s incentive distribution rights were eliminated.
SunCoke controlled the Partnership both before and after the Simplification Transaction. Therefore, the change in our ownership interest was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statements of Income for this transaction.
The following table summarizes the non-cash (decreases) increases on our balance sheet related to the Simplification Transaction reflecting the changes in ownership of the Partnership and a step-up in the tax basis in the underlying assets acquired:

(Dollars in millions)
Noncontrolling interest	$(182.5)
Deferred income taxes	$(43.7)
Common stock	$0.3
Additional paid-in capital	$225.9

Additionally, the Company incurred transaction costs totaling $10.7 million, of which $5.4 million were incurred by SunCoke and were recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets at June 30, 2019. The remaining transaction costs were incurred by the Partnership, resulting in $4.4 million and $4.9 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively, and $0.4 million was incurred during 2018.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$2.3	$4.2	$12.1	$12.9
Increase (decrease) in SunCoke Energy, Inc. equity for the change in ownership interest in the Partnership(1)	182.5	(0.3)	182.5	(1.5)
Change from net income attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$184.8	$3.9	$194.6	$11.4

(1)
During the three and six months ended June 30, 2018, the Company purchased 42,706 and 231,171 of outstanding Partnership common units in the open market for total cash payments of $0.8 million and $4.2 million, respectively. SunCoke controlled the Partnership both before and after these unit acquisitions. Therefore, the cash paid for the Partnership units in excess of the net book value of Partnership interest acquired was recorded as a reduction to additional paid-in capital, reducing SunCoke’s equity balance. Upon the closing of the Simplification Transaction, the Company's program to purchase outstanding Partnership common units was terminated.

3. Inventories
The components of inventories were as follows:

	June 30, 2019	December 31, 2018

	(Dollars in millions)
Coal	$122.5	$59.9
Coke	9.3	8.6
Materials, supplies and other	43.9	41.9
Total inventories	$175.7	$110.4

4. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke and Logistics segments was $3.4 million and $73.5 million at both June 30, 2019 and December 31, 2018, respectively.
The components of other intangible assets, net were as follows:

		June 30, 2019			December 31, 2018
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	3	$31.7	$19.6	$12.1	$31.7	$17.7	$14.0
Customer relationships	13	28.7	8.5	20.2	28.7	7.5	21.2
Permits	23	139.0	19.9	119.1	139.0	17.4	121.6
Total		$199.4	$48.0	$151.4	$199.4	$42.6	$156.8

Total amortization expense for intangible assets subject to amortization was $2.7 million and $5.4 million for the three and six months ended June 30, 2019, respectively, and $2.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively.
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded an income tax expense of $3.2 million and $6.2 million for the three and six months ended June 30, 2019, respectively, resulting in effective tax rates of 49.2 percent and 28.6 percent, respectively, as compared to the 21.0 percent federal statutory rate. Differences between the Company's effective tax rates and the statutory rate during the six months ended June 30, 2019 were primarily the impact of state income taxes. With the closing of the Simplification Transaction, the income previously attributable to noncontrolling interest in the Partnership became 100 percent attributable to SunCoke and, therefore, will now be taxable to the Company, which increased the Company's effective tax rate in the current and future periods. The Simplification Transaction also resulted in a $43.7 million decrease to deferred income taxes on the consolidated Balance Sheet at June 30, 2019, which was recorded as an increase to additional paid-in capital, as discussed in Note 2.
The Company recorded income tax expense of $2.2 million and $4.2 million for the three and six months ended June 30, 2018, respectively, resulting in effective tax rate of 11.6 percent and 12.4 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference between the Company’s effective tax rates and the statutory rate in both periods was primarily the result of earnings attributable to its noncontrolling ownership interests in partnerships.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(Dollars in millions)
Accrued benefits	$14.7	$21.2
Current portion of postretirement benefit obligation	3.0	3.0
Other taxes payable	12.6	9.1
Current portion of black lung liability	4.5	4.5
Accrued legal	3.0	4.2
Accrued Simplification Transaction costs	6.4	—
Other	5.7	3.6
Total accrued liabilities	$49.9	$45.6

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	June 30, 2019	December 31, 2018

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Partnership Notes")	$700.0	$700.0
Term loan, due 2022 ("Term Loan")	43.3	43.9
SunCoke's revolving credit facility, due 2022 ("Revolving Facility")	—	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	100.0	105.0
5.82 percent financing obligation, due 2021 ("Partnership Financing Obligation")	8.7	10.1
Total borrowings	852.0	859.0
Original issue discount	(5.0)	(5.4)
Debt issuance costs	(13.9)	(15.2)
Total debt and financing obligation	833.1	838.4
Less: current portion of long-term debt and financing obligation	5.1	3.9
Total long-term debt and financing obligation	$828.0	$834.5

Revolving Facility
SunCoke's Revolving Facility has capacity of $100.0 million. As of June 30, 2019, the Revolving Facility had letters of credit outstanding of $23.8 million and no outstanding balance, leaving $76.2 million available.
Partnership Revolver
The Partnership Revolver has capacity of $285.0 million. As of June 30, 2019, the Partnership had no letters of credit outstanding and an outstanding balance of $100.0 million, leaving $185.0 million available.
Covenants
Under the terms of the Revolving Facility, the Company is subject to a maximum consolidated leverage ratio of 3.25:1.00 and a minimum consolidated interest coverage ratio of 2.75:1.00. Under the terms of the Partnership's Revolver, the Partnership is subject to a maximum consolidated leverage ratio of 4.50:1.00 prior to June 30, 2020 and 4.00:1.00 after June 30, 2020 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Company's and Partnership's credit agreements contain other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
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

As of June 30, 2019, the Company and the Partnership were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
Legal Matters
The EPA issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We worked in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations and entered into a consent decree in federal district court in the Southern District of Illinois (the “Court”) with these parties. The consent decree included a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree, which provides the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment performance. The project at Haverhill was completed in 2016. The project at Granite City was due to be completed in February 2019, but was instead completed in June 2019, and the Company is in discussions with the government entities regarding, among other things, the timing thereof. We spent $148.9 million related to these environmental projects since work began in 2012.
SunCoke Energy has also received NOVs, Findings of Violations (“FOVs”), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the “CAA”) provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan (“SIP”) 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs/FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, LLC, an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas.
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC met regularly since those discussions commenced to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement. A consent decree among the parties was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. The settlement includes a $2.5 million civil penalty, that was paid in the fourth quarter of 2018. Further, the settlement consists of capital projects already underway to improve reliability and environmental performance of the coke ovens at the facility.
The Company is a party to certain other pending and threatened claims, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would not have a material adverse impact on our consolidated financial statements.
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

Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $50.9 million and $49.4 million at June 30, 2019 and December 31, 2018, respectively, of which the current portion of $4.5 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
9. Leases
The Company leases land, office space, equipment, railcars and locomotives. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Company has elected to apply the short-term lease exception for all asset classes, therefore, excluding all leases with a term of less than 12 months from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company has elected to account for lease and nonlease components of an arrangement, such as assets and services, as a single lease component for all asset classes.
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
    The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$0.6	$1.0
Selling, general and administrative expenses	0.2	0.3
	0.8	1.3
Short-term leases:
Cost of products sold and operating expenses(1)(2)	2.4	4.7
Total lease expense	$3.2	$6.0

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

(2)	Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Total lease expense was $2.4 million and $5.3 million during the three and six months ended June 30, 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	June 30, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$10.3

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$1.8
Noncurrent operating lease liabilities	Other deferred credits and liabilities	$8.0
Total operating lease liabilities		$9.8

The weighted average remaining lease term and weighted average discount rate were as follows:

June 30, 2019
Weighted average remaining lease term of operating leases	8.3 years
Weighted average discount rate of operating leases	5.1%

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.6
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$5.0

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

(Dollars in millions)
Year ending December 31:
2019(1)	$1.1
2020	1.9
2021	1.7
2022	1.2
2023	0.9
2024-Thereafter	5.2
Total lease payments	12.0
Less: imputed interest	2.2
Total lease liabilities	$9.8

(1)	Excluding the six months ended June 30, 2019.
The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2019	$2.0
2020	1.1
2021	1.0
2022	0.5
2023	0.1
2024-Thereafter	0.7
Total	$5.4

10. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2019, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP.

Stock Options
The Company granted the following stock options during the six months ended June 30, 2019 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	267,897	$9.87	$4.09

The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2019 was based on using the following weighted-average assumptions:

Six Months Ended June 30, 2019
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
Restricted Stock Units Settled in Shares
The Company issued 136,425 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the six months ended June 30, 2019. The weighted average grant date fair value was $9.87 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units (“PSUs”) for shares of the Company's common stock during the six months ended June 30, 2019, for which the service period will end on December 31, 2021 and will vest during the first quarter of 2022:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	227,378	$10.79

(1)
The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.

(2)
The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2019 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2019, the Company issued 147,077 restricted stock units to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2019 was $9.68 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each period and at both June 30, 2019 and December 31, 2018 was not material.
Cash Incentive Award
The Company also granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan (“SunCoke LTCIP”), which became effective January 1, 2016. The SunCoke LTCIP is designed to provide for performance-based, cash-settled awards. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTCIP.
The Company issued a grant date fair value award of $0.6 million during the six months ended June 30, 2019, for which the service period will end on December 31, 2021 and will vest during the first quarter of 2022. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The ultimate award value will be determined by the performance versus targets and the Company's three-year TSR Modifier performance but will be capped at 250 percent of the target award.
The cash incentive award liability at June 30, 2019 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both June 30, 2019 and December 31, 2018 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.3	$0.1	$0.5	$0.3	$1.1	1.9
RSUs	0.3	0.1	0.4	0.2	$1.2	1.3
PSUs	0.5	0.5	1.0	0.9	$4.5	2.0
Total equity awards	$1.1	$0.7	$1.9	$1.4
Liability Awards:
Cash RSUs	$0.3	$0.5	$0.7	$0.6	$1.4	1.7
Cash incentive award	0.3	0.3	0.4	0.5	$1.2	1.9
Total liability awards	$0.6	$0.8	$1.1	$1.1

(1)	Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.2 million of share-based compensation to the Company's Board of Directors during both the six months ended June 30, 2019 and 2018.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Shares in millions)
Weighted-average number of common shares outstanding-basic(1)	65.9	64.7	65.4	64.6
Add: Effect of dilutive share-based compensation awards	0.2	0.9	0.3	0.9
Weighted-average number of shares-diluted	66.1	65.6	65.7	65.5

(1)	The 25,453,651 SunCoke common shares issued in conjunction with the Simplification Transaction had a minimal impact on the weighted-average common shares outstanding due to the timing of issuance.
The following table shows stock options and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Shares in millions)
Stock options	3.0	2.8	2.9	2.8
Performance stock units	0.2	—	0.2	0.1
Total	3.2	2.8	3.1	2.9

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $5.5 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the acquisition of CMT in 2015, the Company entered into a contingent consideration arrangement that runs through 2022 and requires the Company to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. The fair value of the contingent consideration was $3.8 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively, and was primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets. The decrease in the contingent consideration liability during 2019 was the result of a $0.9 million payment made in the first quarter as well as a decrease in expected future payments based on changes in expected throughput volumes related to the long-term, take-or-pay agreements.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2019 and December 31, 2018, the fair value of the Company’s total debt was estimated to be $835.6 million and $822.8 million, respectively, compared to a carrying amount of $852.0 million and $859.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

13. Revenue from Contracts with Customers
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$364.6	$313.7	$709.1	$616.2
Energy	12.9	13.1	26.7	26.7
Logistics	19.4	28.0	41.4	50.1
Operating and licensing fees	10.0	10.2	19.7	20.3
Other	0.6	2.0	1.9	4.2
Sales and other operating revenue	$407.5	$367.0	$798.8	$717.5
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$192.0	$173.0	$389.6	$337.1
AM Brazil	10.0	10.2	19.7	20.3
AK Steel	112.7	94.8	216.8	187.7
U.S. Steel	68.9	55.4	123.0	107.1
Foresight and Murray	9.6	17.4	20.5	31.5
Other	14.3	16.2	29.2	33.8
Sales and other operating revenue	$407.5	$367.0	$798.8	$717.5

Logistics Contract Balances
Our logistics business has long-term, take-or-pay agreements requiring us to handle over 13 million tons annually. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Estimated take-or-pay revenue of approximately $283 million from all of our long-term logistics contracts is expected to be recognized over the next five years for unsatisfied or partially unsatisfied performance obligations as of June 30, 2019.
The following table provides changes in the Company's deferred revenue:

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
Beginning balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(1.0)	(0.6)
Billings in excess of services performed, not recognized as revenue(1)	11.5	2.1
Ending balance at June 30, 2019 and 2018, respectively	$13.5	$3.2

(1)	Primarily relates to performance obligations that expire on December 31, 2019, at which time the deferred revenues will be recognized as revenues on the Consolidated Statements of Income.

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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$378.0	$328.7	$737.3	$646.8
Brazil Coke	10.0	10.2	19.7	20.3
Logistics	19.5	28.1	41.8	50.4
Logistics intersegment sales	6.7	5.5	13.2	10.9
Elimination of intersegment sales	(6.7)	(5.5)	(13.2)	(10.9)
Total sales and other operating revenues	$407.5	$367.0	$798.8	$717.5

Adjusted EBITDA:
Domestic Coke	$56.3	$52.9	$114.8	$107.2
Brazil Coke	4.3	4.8	8.8	9.5
Logistics	11.8	19.7	24.5	33.3
Corporate and Other(1)	(9.3)	(10.1)	(17.7)	(18.7)
Total Adjusted EBITDA	$63.1	$67.3	$130.4	$131.3

Depreciation and amortization expense:
Domestic Coke	$30.6	$25.5	$61.2	$50.8
Brazil Coke	0.1	0.1	0.3	0.3
Logistics	6.0	6.0	12.1	13.0
Corporate and Other	0.3	0.4	0.6	0.8
Total depreciation and amortization expense	$37.0	$32.0	$74.2	$64.9

Capital expenditures:
Domestic Coke	$31.5	$26.8	$50.4	$41.9
Logistics	0.7	1.3	2.7	1.6
Corporate and Other	—	0.1	—	0.1
Total capital expenditures	$32.2	$28.2	$53.1	$43.6

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.0 million and $3.8 million during the three and six months ended June 30, 2019, respectively, as well as $2.4 million and $4.7 million during the three and six months ended June 30, 2018, respectively.

The following table sets forth the Company's segment assets:

	June 30, 2019	December 31, 2018

	(Dollars in millions)
Segment assets
Domestic Coke	$1,505.5	$1,446.5
Brazil Coke	15.4	15.1
Logistics	468.3	463.0
Corporate and Other	90.0	120.0
Segment assets, excluding tax assets	2,079.2	2,044.6
Tax assets	3.2	0.7
Total assets	$2,082.4	$2,045.3

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, loss on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT, loss on the disposal of our interest in VISA SunCoke, and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure in assessing operating performance. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered a substitute for net income or any other measure of financial performance presented in accordance with GAAP. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income	$3.3	$11.4	$15.5	$24.4
Add:
Depreciation and amortization expense	$37.0	$32.0	$74.2	$64.9
Interest expense, net	15.1	15.7	29.9	31.5
Loss on extinguishment of debt	—	—	—	0.3
Income tax expense	3.2	2.2	6.2	4.2
Contingent consideration adjustments(1)	0.1	0.6	(0.3)	0.6
Loss from equity method investment	—	5.4	—	5.4
Simplification Transaction costs(2)	4.4	—	4.9	—
Adjusted EBITDA	$63.1	$67.3	$130.4	$131.3
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	18.6	21.6	37.5	40.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$44.5	$45.7	$92.9	$90.7

(1)	See Note 12.

(2)	Costs expensed by the Partnership associated with the Simplification Transaction.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the closing of the Simplification Transaction.

15. Supplemental Condensed Consolidating Financial Information
Certain 100 percent owned subsidiaries of the Company serve as guarantors of the obligations under the Credit Agreement (“Guarantor Subsidiaries”). These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following information, SunCoke Energy is referred to as “Issuer.” The indenture dated May 24, 2017 among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., governs subsidiaries designated as “Guarantor Subsidiaries.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.”
The ability of the Partnership and Indiana Harbor to pay dividends and make loans to the Company is restricted under the partnership agreements of the Partnership and Indiana Harbor, respectively. The Credit Agreement governing the Partnership’s credit facility and the indenture governing the Partnership Notes contain customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2018, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as “Non-Guarantor Subsidiaries.” There have been no changes to the “Guarantor Subsidiaries” and “Non-Guarantor Subsidiaries” during 2019.
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;

•
a sale of the majority of the Capital Stock of a Guarantor Subsidiary to a third-party, after which the Guarantor Subsidiary is no longer a “Restricted Subsidiary” in accordance with the indenture governing the Notes;

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no “Default” or "Event of Default”, as defined under the indenture governing the Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the Notes;

•	the requirements for defeasance or discharge of the indentures governing the Notes having been satisfied; or

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$62.0	$346.7	$(1.2)	$407.5
Equity in earnings of subsidiaries	4.5	56.6	—	(61.1)	—
Total revenues, net of equity earnings of subsidiaries	4.5	118.6	346.7	(62.3)	407.5
Costs and operating expenses
Cost of products sold and operating expense	—	45.6	282.6	(1.2)	327.0
Selling, general and administrative expense	2.5	4.1	15.3	—	21.9
Depreciation and amortization expense	—	2.2	34.8	—	37.0
Total costs and operating expenses	2.5	51.9	332.7	(1.2)	385.9
Operating income	2.0	66.7	14.0	(61.1)	21.6
Interest (income) expense, net - affiliate	—	(0.6)	0.6	—	—
Interest expense (income), net	0.8	(0.5)	14.8	—	15.1
Total interest expense (income), net	0.8	(1.1)	15.4	—	15.1
Income (loss) before income tax (benefit) expense	1.2	67.8	(1.4)	(61.1)	6.5
Income tax (benefit) expense	(1.1)	61.8	(57.5)	—	3.2
Net income	2.3	6.0	56.1	(61.1)	3.3
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0
Net income attributable to SunCoke Energy, Inc.	$2.3	$6.0	$55.1	$(61.1)	$2.3
Comprehensive income	$2.4	$6.0	$56.3	$(61.3)	$3.4
Less: Comprehensive income attributable to noncontrolling interests	—	—	1.0	—	1.0
Comprehensive income attributable to SunCoke Energy, Inc.	$2.4	$6.0	$55.3	$(61.3)	$2.4

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$56.7	$311.5	$(1.2)	$367.0
Equity in earnings of subsidiaries	7.1	9.2	—	(16.3)	—
Total revenues, net of equity in earnings of subsidiaries	7.1	65.9	311.5	(17.5)	367.0
Costs and operating expenses
Cost of products sold and operating expenses	—	43.8	240.1	(1.2)	282.7
Selling, general and administrative expenses	2.6	3.3	11.7	—	17.6
Depreciation and amortization expense	—	2.0	30.0	—	32.0
Total costs and operating expenses	2.6	49.1	281.8	(1.2)	332.3
Operating income	4.5	16.8	29.7	(16.3)	34.7
Interest (income) expense, net - affiliate	—	(2.1)	2.1	—	—
Interest expense (income), net	0.8	(0.2)	15.1	—	15.7
Total interest expense (income), net	0.8	(2.3)	17.2	—	15.7
Income before income tax (benefit) expense	3.7	19.1	12.5	(16.3)	19.0
Income tax (benefit) expense	(0.4)	3.1	(0.5)	—	2.2
Loss from equity method investment	—	—	5.4	—	5.4
Net income	4.1	16.0	7.6	(16.3)	11.4
Less: Net income attributable to noncontrolling interests	—	—	7.2	—	7.2
Net income attributable to SunCoke Energy, Inc.	$4.1	$16.0	$0.4	$(16.3)	$4.2
Comprehensive income	$12.0	$16.0	$15.4	$(24.2)	$19.2
Less: Comprehensive income attributable to noncontrolling interests	—	—	7.2	—	7.2
Comprehensive income attributable to SunCoke Energy, Inc.	$12.0	$16.0	$8.2	$(24.2)	$12.0

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$124.3	$677.0	$(2.5)	$798.8
Equity in earnings of subsidiaries	16.4	62.9	—	(79.3)	—
Total revenues, net of equity in earnings of subsidiaries	16.4	187.2	677.0	(81.8)	798.8
Costs and operating expenses
Cost of products sold and operating expense	—	91.2	545.7	(2.5)	634.4
Selling, general and administrative expense	4.6	7.5	26.5	—	38.6
Depreciation and amortization expense	—	4.2	70.0	—	74.2
Total costs and operating expenses	4.6	102.9	642.2	(2.5)	747.2
Operating income	11.8	84.3	34.8	(79.3)	51.6
Interest (income) expense, net - affiliate	—	(1.0)	1.0	—	—
Interest expense (income), net	1.6	(1.1)	29.4	—	29.9
Total interest expense (income), net	1.6	(2.1)	30.4	—	29.9
Income before income tax (benefit) expense	10.2	86.4	4.4	(79.3)	21.7
Income tax (benefit) expense	(1.9)	66.8	(58.7)	—	6.2
Net income	12.1	19.6	63.1	(79.3)	15.5
Less: Net income attributable to noncontrolling interests	—	—	3.4	—	3.4
Net income attributable to SunCoke Energy, Inc.	$12.1	$19.6	$59.7	$(79.3)	$12.1
Comprehensive income	$12.2	$19.5	$63.3	$(79.4)	$15.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.4	—	3.4
Comprehensive income attributable to SunCoke Energy, Inc.	$12.2	$19.5	$59.9	$(79.4)	$12.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$107.7	$612.2	$(2.4)	$717.5
Equity in earnings of subsidiaries	18.0	17.9	—	(35.9)	—
Total revenues, net of equity in earnings of subsidiaries of subsidiaries	18.0	125.6	612.2	(38.3)	717.5
Costs and operating expenses
Cost of products sold and operating expense	—	82.9	472.8	(2.4)	553.3
Selling, general and administrative expense	4.0	6.7	22.8	—	33.5
Depreciation and amortization expense	—	4.0	60.9	—	64.9
Total costs and operating expenses	4.0	93.6	556.5	(2.4)	651.7
Operating income	14.0	32.0	55.7	(35.9)	65.8
Interest (income) expense, net - affiliate	—	(4.1)	4.1	—	—
Interest expense (income), net	1.5	(0.4)	30.4	—	31.5
Total interest expense (income), net	1.5	(4.5)	34.5	—	31.5
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	12.2	36.5	21.2	(35.9)	34.0
Income tax (benefit) expense	(0.6)	6.2	(1.4)	—	4.2
Loss from equity method investment	—	—	5.4	—	5.4
Net income	12.8	30.3	17.2	(35.9)	24.4
Less: Net income attributable to noncontrolling interests	—	—	11.5	—	11.5
Net income attributable to SunCoke Energy, Inc.	$12.8	$30.3	$5.7	$(35.9)	$12.9
Comprehensive income	$20.6	$30.3	$24.9	$(43.7)	$32.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	11.5	—	11.5
Comprehensive income attributable to SunCoke Energy, Inc.	$20.6	$30.3	$13.4	$(43.7)	$20.6

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
June 30, 2019
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$0.3	$89.3	$12.6	$—	$102.2
Receivables	—	13.6	85.3	—	98.9
Inventories	—	13.8	161.9	—	175.7
Income tax receivable	—	—	100.2	(97.0)	3.2
Other current assets	—	4.4	0.5	—	4.9
Advances to affiliate	—	276.1	—	(276.1)	—
Total current assets	0.3	397.2	360.5	(373.1)	384.9
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	52.4	1,402.4	—	1,454.8
Goodwill	—	3.4	73.5	—	76.9
Other intangible assets, net	—	0.7	150.7	—	151.4
Deferred income taxes	8.1	—	—	(8.1)	—
Deferred charges and other assets	—	5.1	9.3	—	14.4
Total assets	$8.4	$458.8	$2,196.4	$(581.2)	$2,082.4
Liabilities and Equity
Advances from affiliate	$130.3	$—	$145.8	$(276.1)	—
Accounts payable	—	18.1	119.1	—	137.2
Accrued liabilities	1.2	13.0	35.7	—	49.9
Deferred revenue	—	—	13.5	—	13.5
Current portion of long-term debt and financing obligation	2.3	—	2.8	—	5.1
Interest payable	0.4	—	3.5	—	3.9
Income taxes payable	0.7	96.3	—	(97.0)	—
Total current liabilities	134.9	127.4	320.4	(373.1)	209.6
Long-term debt and financing obligation	39.8	—	788.2	—	828.0
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	11.2	35.2	—	46.4
Retirement benefit liabilities	—	11.6	12.5	—	24.1
Deferred income taxes	—	211.8	9.1	(8.1)	212.8
Asset retirement obligations	—	—	13.4	—	13.4
Other deferred credits and liabilities	3.8	8.0	13.5	—	25.3
Total liabilities	178.5	570.0	1,192.3	(581.2)	1,359.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at June 30, 2019	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,036,174 shares at June 30, 2019	1.0	—	—	—	1.0
Treasury stock, 7,477,657 shares at June 30, 2019	(140.7)	—	—	—	(140.7)
Additional paid-in capital	709.7	201.8	804.8	(1,006.6)	709.7
Accumulated other comprehensive loss	(13.0)	(2.1)	(10.9)	13.0	(13.0)
Retained earnings	139.6	545.7	183.9	(729.7)	139.5
Equity investment eliminations	(866.7)	(856.6)	—	1,723.3	—
Total SunCoke Energy, Inc. stockholders’ equity	(170.1)	(111.2)	977.8	—	696.5
Noncontrolling interests	—	—	26.3	—	26.3
Total equity	(170.1)	(111.2)	1,004.1	—	722.8
Total liabilities and equity	$8.4	$458.8	$2,196.4	$(581.2)	$2,082.4

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$12.1	$19.6	$63.1	$(79.3)	$15.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	4.2	70.0	—	74.2
Deferred income tax (benefit) expense	(1.1)	16.9	(14.0)	—	1.8
Payments in excess of expense for postretirement plan benefits	—	(0.6)	(0.5)	—	(1.1)
Share-based compensation expense	2.1	—	—	—	2.1
Equity in loss of subsidiaries	(16.4)	(62.9)	—	79.3	—
Changes in working capital pertaining to operating activities:
Receivables	—	(0.3)	(23.2)	—	(23.5)
Inventories	—	(3.2)	(62.1)	—	(65.3)
Accounts payable	—	4.1	18.9	—	23.0
Accrued liabilities	(0.6)	(1.5)	2.3	—	0.2
Deferred revenue	—	—	10.5	—	10.5
Interest payable	—	—	0.3	—	0.3
Income taxes	(1.2)	2.8	(4.1)	—	(2.5)
Other	(1.6)	(0.5)	2.5		0.4
Net cash (used in) provided by operating activities	(6.7)	(21.4)	63.7	—	35.6
Cash Flows from Investing Activities:
Capital expenditures	—	(2.3)	(50.8)	—	(53.1)
Other investing activities	—	—	0.2	—	0.2
Net cash used in investing activities	—	(2.3)	(50.6)	—	(52.9)
Cash Flows from Financing Activities:
Repayment of long-term debt	(0.6)	—	—	—	(0.6)
Proceeds from revolving facility	—	—	175.6	—	175.6
Repayment of revolving facility	—	—	(180.6)	—	(180.6)
Repayment of financing obligation	—	—	(1.4)	—	(1.4)
Cash distribution to noncontrolling interests	—	—	(14.2)	—	(14.2)
Other financing activities	(1.7)	—	(3.3)	—	(5.0)
Net increase (decrease) in advances from affiliates	9.3	(10.2)	0.9	—	—
Net cash provided by (used in) financing activities	7.0	(10.2)	(23.0)	—	(26.2)
Net increase (decrease) in cash and cash equivalents	0.3	(33.9)	(9.9)	—	(43.5)
Cash and cash equivalents at beginning of period	—	123.2	22.5	—	145.7
Cash and cash equivalents at end of period	$0.3	$89.3	$12.6	$—	$102.2

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$12.8	$30.3	$17.2	$(35.9)	$24.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	4.0	60.9	—	64.9
Deferred income tax expense (benefit)	—	0.4	(0.1)	—	0.3
Payments in excess of expense for postretirement plan benefits	—	(0.4)	(0.7)	—	(1.1)
Share-based compensation expense	1.6	—	—	—	1.6
Equity in loss of subsidiaries	(18.0)	(17.9)	—	35.9	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Loss from equity method investment	—	—	5.4	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	—	4.8	(16.8)	—	(12.0)
Inventories	—	(4.8)	(0.6)	—	(5.4)
Accounts payable	—	5.3	11.5	—	16.8
Accrued liabilities	(0.1)	(6.9)	(2.0)	—	(9.0)
Deferred revenue	—	—	1.5	—	1.5
Interest payable	(1.0)	—	(0.3)	—	(1.3)
Income taxes	(0.7)	5.5	(4.8)	—	—
Other	0.8	(1.4)	(0.5)	—	(1.1)
Net cash (used in) provided by operating activities	(4.3)	18.9	70.7	—	85.3
Cash Flows from Investing Activities:
Capital expenditures	—	(1.2)	(42.4)	—	(43.6)
Sale of equity method investment	—	—	4.0	—	4.0
Other investing activities	—	—	0.3	—	0.3
Net cash used in investing activities	—	(1.2)	(38.1)	—	(39.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.2)	—	—	—	(45.2)
Debt issuance cost	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	92.5	—	92.5
Repayments of revolving facility	—	—	(92.5)	—	(92.5)
Repayment of financing obligation	—	—	(1.3)	—	(1.3)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Cash distributions to noncontrolling interests	—	—	(17.7)	—	(17.7)
Other financing activities	0.7	—	—	—	0.7
Net increase (decrease) in advances from affiliates	4.3	(1.6)	(2.7)	—	—
Net cash provided by (used in) financing activities	4.3	(5.8)	(21.7)	—	(23.2)
Net increase in cash and cash equivalents	—	11.9	10.9	—	22.8
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$115.5	$27.5	$—	$143.0

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item and Note 14 to our consolidated financial statements.
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
Cokemaking
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Holding Corporation (“AK Steel”) and United States Steel Corporation, (“U.S. Steel”), who are three of the largest blast furnace steelmakers in North America. These coke sales agreements have a weighted average remaining term of approximately five years based on annual nameplate capacity and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales. To date, our coke customers have satisfied their obligations under these agreements.
Our steelmaking customers continue to operate in an environment that is challenged by global overcapacity and during 2019 they have experienced declining steel sales prices.  While U.S. Steel restarted both of the blast furnaces at its Granite City Works facility during 2018, it recently announced it will temporarily idle two other blast furnaces in the U.S. This does not have a direct impact on SunCoke, but it may impact the coke market. Imports of finished steel have decreased from approximately 23 percent of domestic steel consumption in 2018 to approximately 19 percent of domestic steel consumption in June of 2019.  Despite the decrease in imports, domestic capacity utilization is below 80 percent. Due to the take-or-pay nature of our contracts with our customers, the declining demand and lower prices are not expected to have a material impact on our full-year results.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of June 30, 2019:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity (thousands of tons)	Use of Waste Heat

Owned and Operated:
Jewell	Vansant, Virginia	AM USA	1962	December 2020	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	AM USA	1998	October 2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	AM USA	2005	December 2020	100	550	Process steam
Haverhill Phase II	Franklin Furnace, Ohio	AK Steel	2008	December 2021	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2024	120	650	Steam for power generation
Middletown(1)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
					1,150	5,940

(1)
Cokemaking nameplate capacity represents stated capacity for production of blast furnace coke. The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.

Logistics
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), Lake Terminal and Dismal River Terminal (“DRT”). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access. With its top of the line shiploader, CMT has the current capability to transload 15 million tons annually. The facility is supported by long-term contracts with volume commitments covering 10 million tons of its current capacity. The facility also serves other merchant business including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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
The financial performance of our logistics business is substantially dependent upon a limited number of customers. Our CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report (“API6 index price”), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Our KRT terminals serve two primary domestic markets: metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels, whereas thermal markets are impacted by natural gas prices and electricity demand.
API2 and API6 prices declined in the first half of 2019 from the end of 2018 by approximately 43 percent and 29 percent, respectively, driven by reduced demand from Europe, Asia and the Mediterranean regions and increasing Russian coal supply. While we expect the U.S. to continue to be a significant participant in the seaborne coal trade, we anticipate export volumes to be lower in 2019 as compared to 2018. However, due to the take-or-pay nature of our contracts with coal export customers, lower export volumes do not have a material impact on our expected full-year results.
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Decrease	2019	2018	Decrease
	(Dollars in millions)
Net income	$3.3	$11.4	$(8.1)	$15.5	$24.4	$(8.9)
Net cash provided by operating activities	$0.3	$28.0	$(27.7)	$35.6	$85.3	$(49.7)
Adjusted EBITDA	$63.1	$67.3	$(4.2)	$130.4	$131.3	$(0.9)
See detailed analysis of the quarter's results throughout the MD&A. See Note 14 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.

Recent Developments and Items Impacting Comparability

•
Simplification Transaction. Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in SunCoke Energy Partners, L.P. (the “Partnership”) as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all 17,727,249 outstanding common units of the Partnership not already owned by SunCoke in exchange for 24,818,149 newly issued SunCoke common shares (the "Simplification Transaction"). Additionally, the final pro-rated quarterly Partnership distribution was settled with 635,502 newly issued SunCoke common shares. Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke.

The Simplification Transaction was accounted for as a non-cash equity transaction, and no gain or loss was recognized in our Consolidated Statements of Income for this transaction. The Company incurred transaction costs totaling $10.7 million, of which $5.4 million were incurred by SunCoke and were capitalized as a reduction to additional paid-in capital on the Consolidated Balance Sheets. The remaining transaction costs were incurred by the Partnership resulting in $4.4 million and $4.9 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively, and $0.4 million were incurred during 2018. All transaction costs were excluded from Adjusted EBITDA. We do not expect to incur significant additional costs related to this transaction.
With the closing of the Simplification Transaction, the income previously attributable to noncontrolling interest in the Partnership became 100 percent attributable to SunCoke and, therefore, will now be taxable to the Company, which increased the Company's estimated annual effective tax rate by approximately 8 percent.

•
India Equity Method Investment. On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during the three and six months ended June 30, 2018 on the Consolidated Statements of Income.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018

	(Dollars in millions)
Revenues
Sales and other operating revenue	$407.5	$367.0	$40.5	$798.8	$717.5	$81.3
Costs and operating expenses
Cost of products sold and operating expenses	327.0	282.7	44.3	634.4	553.3	81.1
Selling, general and administrative expenses	21.9	17.6	4.3	38.6	33.5	5.1
Depreciation and amortization expense	37.0	32.0	5.0	74.2	64.9	9.3
Total costs and operating expenses	385.9	332.3	53.6	747.2	651.7	95.5
Operating income	21.6	34.7	(13.1)	51.6	65.8	(14.2)
Interest expense, net	15.1	15.7	(0.6)	29.9	31.5	(1.6)
Loss on extinguishment of debt	—	—	—	—	0.3	(0.3)
Income before income tax expense	6.5	19.0	(12.5)	21.7	34.0	(12.3)
Income tax expense	3.2	2.2	1.0	6.2	4.2	2.0
Loss from equity method investment	—	5.4	(5.4)	—	5.4	(5.4)
Net income	3.3	11.4	(8.1)	15.5	24.4	(8.9)
Less: Net income attributable to noncontrolling interests	1.0	7.2	(6.2)	3.4	11.5	(8.1)
Net income attributable to SunCoke Energy, Inc.	$2.3	$4.2	$(1.9)	$12.1	$12.9	$(0.8)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and six months ended June 30, 2019 compared to the same prior year periods, primarily due to the pass-through of higher coal prices in our Domestic Coke segment. Lower volumes at CMT partly offset the benefit of higher coal prices on revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and six months ended June 30, 2019 increased as compared to the same prior year periods primarily due to costs associated with the Simplification Transaction.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the three and six months ended June 30, 2019 compared to the same prior year periods, was driven by revisions made in the third quarter of 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $5.6 million, or $0.17 per common share from operations during the three months ended June 30, 2019, and $11.3 million, or $0.17 per common share from operations during the six months ended June 30, 2019.
Interest Expense, Net. Interest expense, net benefited from higher capitalized interest on the environmental remediation project and higher interest rates on our cash and cash equivalent balances during the three and six months ended June 30, 2019.
Income Tax Expense. The Company's effective tax rate was 49.2 percent and 28.6 percent during the three and six months ended June 30, 2019, respectively, and 11.6 percent and 12.4 percent during the three and six months ended June 30, 2018, respectively. The increase in our effective tax rates reflect the impacts of the Simplification Transaction discussed in "Recent Developments and Items Impacting Comparability" as well as higher state income taxes. See Note 5 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents the common public unitholders’ interest in the Partnership prior to the closing of the Simplification Transaction as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.

The following table provides details into net income attributable to noncontrolling interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(Dollars in millions)
Net income attributable to the Partnership's common public unitholders'(1)	$0.9	$7.1	$(6.2)	$2.6	$11.7	$(9.1)
Net income (loss) attributable to third-party interest in our Indiana Harbor cokemaking facility	0.1	0.1	—	0.8	(0.2)	1.0
Net income attributable to noncontrolling interest	$1.0	$7.2	$(6.2)	$3.4	$11.5	$(8.1)

(1)
The decrease during the three and six months ended June 30, 2019 was the result of lower earnings at the Partnership, reflecting lower operating results, higher depreciation expense and costs related to the Simplification Transaction.

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
Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 14 to our consolidated financial statements.

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2019	2018		2019	2018

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$378.0	$328.7	$49.3	$737.3	$646.8	$90.5
Brazil Coke	10.0	10.2	(0.2)	19.7	20.3	(0.6)
Logistics	19.5	28.1	(8.6)	41.8	50.4	(8.6)
Logistics intersegment sales	6.7	5.5	1.2	13.2	10.9	2.3
Elimination of intersegment sales	(6.7)	(5.5)	(1.2)	(13.2)	(10.9)	(2.3)
Total sales and other operating revenues	$407.5	$367.0	$40.5	$798.8	$717.5	$81.3
Adjusted EBITDA(1):
Domestic Coke	$56.3	$52.9	$3.4	$114.8	$107.2	$7.6
Brazil Coke	4.3	4.8	(0.5)	8.8	9.5	(0.7)
Logistics	11.8	19.7	(7.9)	24.5	33.3	(8.8)
Corporate and Other(2)	(9.3)	(10.1)	0.8	(17.7)	(18.7)	1.0
Total Adjusted EBITDA	$63.1	$67.3	$(4.2)	$130.4	$131.3	$(0.9)
Coke Operating Data:
Domestic Coke capacity utilization	97%	94%	3%	97%	93%	4%
Domestic Coke production volumes (thousands of tons)	1,030	999	31	2,036	1,961	75
Domestic Coke sales volumes (thousands of tons)	1,030	1,007	23	2,034	1,981	53
Domestic Coke Adjusted EBITDA per ton(3)	$54.66	$52.53	$2.13	$56.44	$54.11	$2.33
Brazilian Coke production—operated facility (thousands of tons)	424	431	(7)	843	872	(29)
Logistics Operating Data:
Tons handled (thousands of tons)(4)	5,592	6,980	(1,388)	11,376	12,801	(1,425)
CMT take-or-pay shortfall tons (thousands of tons)(5)	858	63	795	1,527	126	1,401

(1)
See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2019 and 2018.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.0 million and $3.8 million during the three and six months ended June 30, 2019, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2018, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)	Reflects tons billed under take-or-pay contracts where services have not yet been performed.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2019 vs. 2018		Six months ended June 30, 2019 vs. 2018
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$328.7	$52.9	$646.8	$107.2
Volumes(1)	5.3	0.2	12.2	3.0
Coal cost recovery and yields(2)	49.6	—	84.4	0.7
Operating and maintenance costs(3)	(2.4)	3.0	(2.4)	4.0
Energy and other	(3.2)	0.2	(3.7)	(0.1)
Current year period	$378.0	$56.3	$737.3	$114.8

(1)	The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility.

(2)
Higher coal prices resulted in favorable coal cost recovery, benefiting revenues and Adjusted EBITDA. This benefit was offset by lower coal-to-coke yields, which decreased Adjusted EBITDA $4.0 million and $7.4 million during the three and six months ended June 30, 2019, respectively, and includes the impact of higher coal moistures as a result of heavy rainfall during the first half of 2019.

(3)
Improved cost control resulted in lower pass-through operating and maintenance costs, decreasing our revenues.  Additionally, favorable recovery of operating and maintenance costs benefited Adjusted EBITDA during both the three and six months ended June 30, 2019.

Logistics
The following table sets forth year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended June 30, 2019 vs. 2018		Six months ended June 30, 2019 vs. 2018
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$33.6	$19.7	$61.3	$33.3
Transloading volumes(1)	(8.2)	(7.2)	(10.0)	(9.1)
Price/margin impact of mix in transloading services	1.0	1.0	2.1	2.1
Operating and maintenance costs and other	(0.2)	(1.7)	1.6	(1.8)
Current year period	$26.2	$11.8	$55.0	$24.5

(1)	Lower volumes were the result of a decline in thermal coal export pricing for the three and six months ended June 30, 2019, respectively, as compared to the same prior year periods.
Brazil
Revenues were $10.0 million and $19.7 million during the three and six months ended June 30, 2019, respectively, and Adjusted EBITDA was $4.3 million and $8.8 million during the three and six months ended June 30, 2019, respectively, both of which were comparable to results in the prior year periods.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.3 million and $17.7 million for the three and six months ended June 30, 2019, respectively, an improvement of $0.8 million and $1.0 million, respectively, compared to the same prior year periods, reflecting lower professional services.

Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of June 30, 2019, we had $102.2 million of cash and cash equivalents and $261.2 million of borrowing availability under our credit facilities.
Covenants
As of June 30, 2019, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2019, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). Additionally, in May 2019, Moody’s Investors Service reaffirmed our corporate family rating of B1 (stable).
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

	(Dollars in millions)
Net cash provided by operating activities	$35.6	$85.3
Net cash used in investing activities	(52.9)	(39.3)
Net cash used in financing activities	(26.2)	(23.2)
Net (decrease) increase in cash and cash equivalents	$(43.5)	$22.8
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $49.7 million to $35.6 million for the six months ended June 30, 2019 as compared to the corresponding prior year period. The decrease was due to an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by an increase in coal inventory as well as higher prices as compared to the prior year period. Inventory levels were temporarily increased to ensure adequate coal supply while we experienced logistical challenges caused by heavy rainfall in the first half of 2019 and to support rebuilt ovens at our Indiana Harbor facility. We anticipate that inventories will return to normal levels in the second half of the year. Additionally, the current year period was adversely impacted by the timing of a late customer payment of $19.1 million received on July 1, 2019.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $13.6 million to $52.9 million for the six months ended June 30, 2019 as compared to the corresponding prior year period. The current year period included higher capital spending as compared to the same prior year period, primarily related to the timing of capital expenditures as well as higher capital spending on the Indiana Harbor oven rebuild project and certain upgrades in order to improve the long-term reliability and operational performance of our assets.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $3.0 million to $26.2 million for the six months ended June 30, 2019 as compared to the corresponding prior year period. The increase was primarily the result of the Partnership's repayment of $5.0 million on its revolving credit facility and costs associated with the Simplification Transaction of $2.4 million, mostly offset by lower Partnership distributions to its public unitholders and the absence of the Company's purchase of outstanding Partnership common units in the corresponding prior year period.

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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Six Months Ended June 30,
	2019	2018

	(Dollars in millions)
Ongoing capital(1)	$39.8	$25.4
Environmental remediation projects(2)	13.3	17.6
Expansion capital	—	0.6
Total capital expenditures	$53.1	$43.6

(1)
Includes $15.4 million and $11.1 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the six months ended June 30, 2019 and 2018, respectively.

(2)	Includes $2.3 million and $1.3 million of capitalized interest in connection with the environmental remediation projects during the six months ended June 30, 2019 and 2018, respectively.
In 2019, we expect our capital expenditures to be between $110 million and $120 million, of which approximately $40 million to $48 million will be spent on the Indiana Harbor oven rebuild project.
The environmental project at Granite City was completed in June 2019, and we do not anticipate any further capital expenditures.
Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no material changes to these arrangements during the six months ended June 30, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2019 and 2018, respectively.
Below is a reconciliation of 2019 Adjusted EBITDA guidance from its closest GAAP measure:

	2019
	Low	High
Net income	$40	$47
Add:
Depreciation and amortization expense	150	145
Interest expense, net	65	65
Income tax expense	6	14
Simplification Transaction costs(1)	5	5
Adjusted EBITDA	$266	$276
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	40	44
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$226	$232

(1)	Costs expensed by the Partnership associated with the Simplification Transaction.

(2)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the closing of the Simplification Transaction.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•	changes in levels of production, production capacity, pricing and/or margins for coal and coke;

•	variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•	changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coal;

•	changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers;

•	our dependence on, relationships with, and other conditions affecting our suppliers;

•	severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;

•	volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;

•	volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for our logistics business;

•	our ability to repair aging coke ovens to maintain operational performance;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for handling services of coal and other aggregates (including transportation, storage and mixing);

•	our ability to enter into new, or renew existing, agreements upon favorable terms for logistics services;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

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

•	changes in the expected operating levels of our assets;

•	our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;

•	changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the covenants and restrictions imposed by our financing arrangements;

•	our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	availability of skilled employees for our cokemaking and/or logistics operations, and other workplace factors;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

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

•	changes in product specifications for the coke that we produce or the coals we mix, store and transport;

•	changes in insurance markets impacting cost, level and/or types of coverage available, and the financial ability of our insurers to meet their obligations;

•	changes in federal, state or local tax laws or regulations, including the interpretations thereof;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business;

•	the accuracy of our estimates of reclamation and other environmental obligations;

•	inadequate protection of our intellectual property rights; and

•	effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control.
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
The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2018.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2019.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no activity with respect to the Company's program to repurchase outstanding shares during the six months ended June 30, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further information on this program.
Item 4. Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, certain retained coal mining assets remain subject to Mine Safety and Health Administration (“MSHA”) regulatory purview and the Company continues to own certain logistics assets that are also regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2019, filed with the Securities and Exchange Commission on July 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

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

SunCoke Energy, Inc.

Dated:	July 30, 2019	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)