Form 10-Q
period 2019-09-30
SunCoke Energy, Inc.
filed 2019-11-05
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of November 1, 2019, there were 86,755,193 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018	1

Consolidated Statements of Comprehensive (Loss) Income (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018	2

Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	3

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2019 and 2018	4

Consolidated Statements of Equity (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018	5

Notes to the Consolidated Financial Statements	9

1. General	9

2. Acquisitions	10

3. Inventories	11

4. Goodwill and Other Intangible Assets	11

5. Income Taxes	12

6. Accrued Liabilities	13

7. Debt and Financing Obligation	13

8. Commitments and Contingent Liabilities	14

9. Leases	15

10. Share-Based Compensation	17

11. Earnings per Share	19

12. Fair Value Measurement	20

13. Revenue from Contracts with Customers	21

14. Business Segment Information	22

15. Supplemental Condensed Consolidating Financial Information	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	48

Item 4. Controls and Procedures	48

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 4. Mine Safety Disclosures	49

Item 6. Exhibits*	50

Signature	51

*Included as Exhibit 99.1 to this Quarterly Report on Form 10-Q are unaudited financial statements of SunCoke Energy Partners, L.P. (the “Partnership”), to comply with applicable reporting requirements of the indenture dated May 24, 2017, by and among the Partnership and The Bank of New York Mellon Trust Company, N.A., as amended by the supplemental indenture, dated August 5, 2019.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$404.3	$364.5	$1,203.1	$1,082.0
Costs and operating expenses
Cost of products sold and operating expenses	319.4	283.3	953.8	836.6
Selling, general and administrative expenses	14.3	15.7	52.9	49.2
Depreciation and amortization expense	35.6	35.4	109.8	100.3
Long-lived asset and goodwill impairment	247.4	—	247.4	—
Total costs and operating expenses	616.7	334.4	1,363.9	986.1
Operating (loss) income	(212.4)	30.1	(160.8)	95.9
Interest expense, net	15.7	15.4	45.6	46.9
(Gain) loss on extinguishment of debt, net	(1.5)	—	(1.5)	0.3
(Loss) income before income tax (benefit) expense	(226.6)	14.7	(204.9)	48.7
Income tax (benefit) expense	(63.5)	(2.4)	(57.3)	1.8
Loss from equity method investment	—	—	—	5.4
Net (loss) income	(163.1)	17.1	(147.6)	41.5
Less: Net (loss) income attributable to noncontrolling interests	(0.1)	5.6	3.3	17.1
Net (loss) income attributable to SunCoke Energy, Inc.	$(163.0)	$11.5	$(150.9)	$24.4
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(1.81)	$0.18	$(2.05)	$0.38
Diluted	$(1.81)	$0.18	$(2.05)	$0.37
Weighted average number of common shares outstanding:
Basic	89.9	64.7	73.7	64.7
Diluted	89.9	65.5	73.7	65.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in millions)
Net (loss) income	$(163.1)	$17.1	$(147.6)	$41.5
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	(0.1)	—	(0.1)
Currency translation adjustment	(0.9)	(0.4)	(0.8)	(1.7)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	9.0
Comprehensive (loss) income	(164.0)	16.6	(148.4)	48.7
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	5.6	3.3	17.1
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(163.9)	$11.0	$(151.7)	$31.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$93.7	$145.7
Receivables, net	62.7	75.4
Inventories	157.0	110.4
Income tax receivable	3.1	0.7
Other current assets	4.2	2.8
Total current assets	320.7	335.0
Properties, plants and equipment (net of accumulated depreciation of $907.4 million and $855.8 million at September 30, 2019 and December 31, 2018, respectively)	1,389.5	1,471.1
Goodwill	3.4	76.9
Other intangible assets, net	35.4	156.8
Deferred charges and other assets	17.2	5.5
Total assets	$1,766.2	$2,045.3
Liabilities and Equity
Accounts payable	$119.8	$115.0
Accrued liabilities	46.1	45.6
Deferred revenue	2.1	3.0
Current portion of long-term debt and financing obligation	2.9	3.9
Interest payable	14.4	3.6
Total current liabilities	185.3	171.1
Long-term debt and financing obligation	780.0	834.5
Accrual for black lung benefits	46.9	44.9
Retirement benefit liabilities	23.7	25.2
Deferred income taxes	146.9	254.7
Asset retirement obligations	13.5	14.6
Other deferred credits and liabilities	23.1	17.6
Total liabilities	1,219.4	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,040,372 and 72,233,750 shares at September 30, 2019 and December 31, 2018, respectively	1.0	0.7
Treasury stock, 9,544,132 and 7,477,657 shares at September 30, 2019 and December 31, 2018, respectively	(153.9)	(140.7)
Additional paid-in capital	710.9	488.8
Accumulated other comprehensive loss	(13.9)	(13.1)
Retained (deficit) earnings	(23.5)	127.4
Total SunCoke Energy, Inc. stockholders’ equity	520.6	463.1
Noncontrolling interests	26.2	219.6
Total equity	546.8	682.7
Total liabilities and equity	$1,766.2	$2,045.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(147.6)	$41.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Long-lived asset and goodwill impairment	247.4	—
Depreciation and amortization expense	109.8	100.3
Deferred income tax benefit	(64.2)	(4.0)
Payments in excess of expense for postretirement plan benefits	(1.5)	(1.8)
Share-based compensation expense	3.3	2.2
(Gain) loss on extinguishment of debt, net	(1.5)	0.3
Loss from equity method investment	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	12.7	(7.0)
Inventories	(46.6)	(7.0)
Accounts payable	6.0	30.6
Accrued liabilities	(1.3)	(7.3)
Deferred revenue	(0.9)	0.9
Interest payable	10.8	11.3
Income taxes	(2.4)	2.1
Other	(3.5)	3.1
Net cash provided by operating activities	120.5	170.6
Cash Flows from Investing Activities:
Capital expenditures	(81.5)	(70.7)
Sale of equity method investment	—	4.0
Other investing activities	0.2	0.3
Net cash used in investing activities	(81.3)	(66.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	45.0
Repayment of long-term debt	(90.5)	(45.4)
Debt issuance costs	(2.0)	(0.5)
Proceeds from revolving credit facility	392.6	127.2
Repayment of revolving credit facility	(354.3)	(152.2)
Repayment of financing obligation	(2.1)	(1.9)
Acquisition of additional interest in the Partnership	—	(4.2)
Cash distribution to noncontrolling interests	(14.2)	(24.8)
Shares repurchased	(13.2)	—
Other financing activities	(7.5)	0.8
Net cash used in financing activities	(91.2)	(56.0)
Net (decrease) increase in cash and cash equivalents	(52.0)	48.2
Cash and cash equivalents at beginning of period	145.7	120.2
Cash and cash equivalents at end of period	$93.7	$168.4
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $2.3 million and $2.2 million, respectively	$32.3	$32.4
Income taxes paid, net of refunds of zero and $3.2 million, respectively	$8.8	$3.4
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
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2018	72,205,859	$0.7	7,477,657	$(140.7)	$487.3	$(13.5)	$114.1	$447.9	$224.5	$672.4
Net income	—	—	—	—	—	—	11.5	11.5	5.6	17.1
Reclassifications of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Share issuances, net of shares withheld for taxes	8,964	—	—	—	0.1	—	—	0.1	—	0.1
At September 30, 2018	72,214,823	$0.7	7,477,657	$(140.7)	$488.0	$(14.0)	$125.6	$459.6	$223.0	$682.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net income	—	—	—	—	—	—	9.8	9.8	2.4	12.2
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Share issuances, net of shares withheld for taxes	345,058	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
At March 31, 2019	72,578,808	$0.7	7,477,657	$(140.7)	$488.0	$(13.1)	$137.2	$472.1	$214.9	$687.0
Net income	—	—	—	—	—	—	2.3	2.3	1.0	3.3
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	1.2	—	—	1.2	—	1.2
Share issuances, net of shares withheld for taxes	3,715	—	—	—	—	—	—	—	—	—
Simplification Transaction:
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At June 30, 2019	98,036,174	$1.0	7,477,657	$(140.7)	$709.7	$(13.0)	$139.5	$696.5	$26.3	$722.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2019	98,036,174	$1.0	7,477,657	$(140.7)	$709.7	$(13.0)	$139.5	$696.5	$26.3	$722.8
Net loss	—	—	—	—	—	—	(163.0)	(163.0)	(0.1)	(163.1)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation expense	—	—	—	—	1.2	—	—	1.2	—	1.2
Share issuances, net of shares withheld for taxes	4,198	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	2,066,475	(13.2)	—	—	—	(13.2)	—	(13.2)
At September 30, 2019	98,040,372	$1.0	9,544,132	$(153.9)	$710.9	$(13.9)	$(23.5)	$520.6	$26.2	$546.8
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

2. Acquisitions
Simplification Transaction
Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in the Partnership as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all 17,727,249 outstanding common units of the Partnership not already owned by SunCoke in exchange for 24,818,149 newly issued SunCoke common shares (the "Simplification Transaction"). Additionally, the final pro-rated quarterly Partnership distribution was settled with 635,502 newly issued SunCoke common shares. Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke, the Partnership common units ceased to be publicly traded and the Partnership’s incentive distribution rights were eliminated.
SunCoke controlled the Partnership both before and after the Simplification Transaction. Therefore, the change in our ownership interest was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statements of Operations for this transaction.
The following table summarizes the non-cash (decreases) increases on our balance sheet related to the Simplification Transaction, reflecting the changes in ownership of the Partnership and a step-up in the tax basis in the underlying assets acquired:

(Dollars in millions)
Noncontrolling interest	$(182.5)
Deferred income taxes	$(43.7)
Common stock	$0.3
Additional paid-in capital	$225.9

Additionally, the Company incurred transaction costs totaling $10.7 million, of which $5.4 million were incurred by SunCoke and were recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets at September 30, 2019. The remaining transaction costs were incurred by the Partnership, resulting in $4.9 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2019, and $0.4 million was incurred during the fourth quarter of 2018.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net (loss) income attributable to SunCoke Energy, Inc.	$(163.0)	$11.5	$(150.9)	$24.4
Increase (decrease) in SunCoke Energy, Inc. equity for the change in ownership interest in the Partnership(1)	—	—	182.5	(1.5)
Change from net (loss) income attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$(163.0)	$11.5	$31.6	$22.9

(1)
During the nine months ended September 30, 2018, the Company purchased 231,171 of outstanding Partnership common units in the open market for total cash payments of $4.2 million. SunCoke controlled the Partnership both before and after these unit acquisitions. Therefore, the cash paid for the Partnership units in excess of the net book value of Partnership interest acquired was recorded as a reduction to additional paid-in capital, reducing SunCoke’s equity balance. Upon the closing of the Simplification Transaction, the Company's program to purchase outstanding Partnership common units was terminated.

3. Inventories
The components of inventories were as follows:

	September 30, 2019	December 31, 2018

	(Dollars in millions)
Coal	$103.0	$59.9
Coke	9.9	8.6
Materials, supplies and other	44.1	41.9
Total inventories	$157.0	$110.4

4. Goodwill and Other Intangible Assets
A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which have been adversely impacted by declining coal export prices and domestic demand. During the third quarter of 2019, both Murray and Foresight engaged outside counsel and financial advisors to assess restructuring options. Additionally, on September 30, 2019, Murray failed to make interest payments to its lenders. Murray subsequently entered into a forbearance agreement with its lenders, but on October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT. On October 1, 2019, Foresight elected to exercise its 30 day grace period on its third quarter interest payment to its lenders. The grace period was subsequently extended an additional 60 days on October 31, 2019. Following the missed interest payments, S&P Global Ratings and Moody's Investor Service downgraded credit ratings for both Murray and Foresight.
As of September 30, 2019, the Company had take-or-pay volume shortfall receivables of $19.7 million, of which $8.9 million was past due. As a result of the deterioration of our customers' financial condition and credit ratings, continuing market challenges and the increased risk of bankruptcy, we fully reserved the $19.7 million take-or-pay receivables. As the obligations related to these billings had not been satisfied, the related deferred revenue was also reduced by an equal amount, resulting in no impact to net income (loss) for the three and nine months ended September 30, 2019.
Impairment of Goodwill
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to assess the related goodwill for impairment. As of September 30, 2019, the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test include forecasted volumes and rates on existing contracts, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pre-tax impairment charge to the Logistics segment on the Consolidated Statements of Operations during the three months ended September 30, 2019, which represents a full impairment of the Logistics goodwill balance.
Goodwill allocated to SunCoke's reportable segments as of September 30, 2019 and December 31, 2018 and changes in the carrying amount of goodwill during the period are shown below.

	Domestic Coke	Logistics	Total
Net balance at December 31, 2018	$3.4	$73.5	$76.9
Impairment	—	(73.5)	(73.5)
Net balance at September 30, 2019	$3.4	$—	$3.4

Impairment of Long-Lived Assets
As a result of the events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were assessed for impairment. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets as of September 30, 2019 was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 12. Key assumptions in our discounted cash flows include forecasted volumes and rates on existing contracts, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-

lived asset and goodwill impairment on the Consolidated Statements of Operations during the three months ended September 30, 2019, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets and property, plants and equipment of $113.3 million and $60.6 million, respectively.
The components of other intangible assets, net were as follows:

		September 30, 2019			December 31, 2018
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	1	$8.3	$7.8	$0.5	$31.7	$17.7	$14.0
Customer relationships	5	6.7	3.7	3.0	28.7	7.5	21.2
Permits	23	31.9	—	31.9	139.0	17.4	121.6
Total		$46.9	$11.5	$35.4	$199.4	$42.6	$156.8

Total amortization expense for intangible assets subject to amortization was $2.7 million and $8.1 million for the three and nine months ended September 30, 2019, respectively, and $2.7 million and $8.3 million for the three and nine months ended September 30, 2018, respectively.
Based on the carrying value of long-lived intangible assets as of September 30, 2019 we estimate amortization expense for each of the next five years as follows:

Amount
(Dollars in Millions)
2019(1)	$0.6
2020	2.4
2021	2.0
2022	2.0
2023	2.0
Thereafter	26.4
Total	$35.4
(1) Excluding the nine months ended September 30, 2019.

5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded an income tax benefit of $63.5 million and $57.3 million for the three and nine months ended September 30, 2019, respectively, resulting in an effective tax rate of (28.0) percent in both periods, as compared to the 21.0 percent federal statutory rate. This tax benefit was the result of the impairment charges recorded to our Logistics assets further described in Note 4, which resulted in a $68.7 million decrease to the related deferred tax liabilities on the Consolidated Balance Sheets. Differences between the Company's effective tax rates and the statutory rate during the three and nine months ended September 30, 2019 were primarily due to the impact of state income taxes. With the closing of the Simplification Transaction, the income previously attributable to noncontrolling interest in the Partnership became 100 percent attributable to SunCoke and, therefore, will now be taxable to the Company, which increased the Company's effective tax rate in the current and future periods. The Simplification Transaction also resulted in a $43.7 million decrease to deferred income taxes on the Consolidated Balance Sheets in the second quarter of 2019, which was recorded as an increase to additional paid-in capital, as discussed in Note 2.
The Company recorded an income tax benefit of $2.4 million for the three months ended September 30, 2018 and income tax expense of $1.8 million for the nine months ended September 30, 2018, respectively, resulting in effective tax rate of (16.0) percent and 3.7 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference between the Company’s effective tax rates and the statutory rate in both periods was primarily the result of earnings attributable to its noncontrolling ownership interests in partnerships as well as a favorable adjustment to the valuation allowance associated with foreign tax credit carryforwards. Based on an updated analysis of the foreign tax credit rules relating to the Tax Cuts and Jobs Act, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(Dollars in millions)
Accrued benefits	$18.6	$21.2
Current portion of postretirement benefit obligation	3.0	3.0
Other taxes payable	11.8	9.1
Current portion of black lung liability	4.5	4.5
Accrued legal	2.8	4.2
Other	5.4	3.6
Total accrued liabilities	$46.1	$45.6

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of long-term debt and financing obligation, consisted of the following:

	September 30, 2019	December 31, 2018

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Senior Notes")	$650.0	$700.0
Term loan, due 2022 ("Term Loan")	N/A	43.9
SunCoke's revolving credit facility, due 2024 ("Revolving Facility")	143.3	—
SunCoke's revolving credit facility, due 2022 ("2022 Revolving Facility")	N/A	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	N/A	105.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	8.0	10.1
Total borrowings	801.3	859.0
Original issue discount	(4.5)	(5.4)
Debt issuance costs	(13.9)	(15.2)
Total debt and financing obligation	782.9	838.4
Less: current portion of long-term debt and financing obligation	2.9	3.9
Total long-term debt and financing obligation	$780.0	$834.5

Revolving Facility Refinancing
On August 5, 2019, the Company amended and restated the Partnership Revolver to provide additional flexibility by increasing the capacity to $400.0 million, extend the revolving termination date to August 5, 2024 and include SunCoke Energy, Inc. as a borrower ("Revolving Facility"). This Revolving Facility also replaces the 2022 Revolving Facility. Loans under the amended and restated Revolving Facility bear interest, at SunCoke's option, at a rate per annum equal to either the adjusted Eurodollar Rate, which currently is the London Interbank Offered Rate (“LIBOR”) plus 2.0 percent, or an alternate base rate (“ABR”) plus 1.0 percent. The spread is subject to change each quarter based on SunCoke's consolidated leverage ratio, as defined in the credit agreement.
With proceeds from the Revolving Facility, the Company repaid the outstanding Partnership Revolver balance of $100.0 million as well as its outstanding Term Loan for $43.3 million.  As a result, the Company recorded a loss on extinguishment of debt on the Consolidated Statements of Operations of $0.7 million, representing a write-off of unamortized debt issuance costs.
These debt refinancing activities increased total borrowing capacity by $15.0 million and extended maturities by approximately two years, with no impact on our total debt balance.

As of September 30, 2019, the Revolving Facility had letters of credit outstanding of $12.2 million and $143.3 million outstanding balance, leaving $244.5 million available. During the third quarter of 2019, the Company replaced certain letters of credit totaling $11.5 million with new letters of credit, which no longer reduce the Revolving Facility's available balance.
2025 Senior Notes
On August 5, 2019, SunCoke entered into a supplemental indenture relating to the 2025 Senior Notes, which are obligations of the Partnership, a wholly-owned subsidiary of the Company, pursuant to which SunCoke was added as a parent company guarantor, agreeing to fully and unconditionally guarantee these obligations.
During the third quarter of 2019, the Company repurchased $50.0 million face value of outstanding 2025 Senior Notes for $46.6 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Operations of $2.2 million, net of the write-off of unamortized debt issuance costs and original issue discount.
Covenants
Under the terms of the amended and restated Revolving Facility, the Company is subject to a maximum consolidated net leverage ratio of 4.50:1.00 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Company's debt agreements contain other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the amended and restated Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of September 30, 2019, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of September 30, 2019, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in Millions)
2019(1)	$0.8
2020	2.9
2021(2)	4.3
2022	—
2023	—
2024-Thereafter	793.3
Total	$801.3

(1)	Excluding the nine months ended September 30, 2019.

(2)	This $4.3 million may be paid in 2020 should the Company choose to exercise its early buyout option on the Financing Obligation.
8. Commitments and Contingent Liabilities
Legal Matters
The U.S. Environmental Protection Agency ("EPA") issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities which stemmed from alleged violations of our air emission operating permits for these facilities. We worked in a cooperative manner with the EPA, the Ohio Environmental Protection Agency and the Illinois Environmental Protection Agency to address the allegations and entered into a consent decree in federal district court in the Southern District of Illinois (the “Court”) with these parties. The consent decree included a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree, which provided the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with this amendment performance. The project at Haverhill was completed in 2016. The project at Granite City was due to be completed in February 2019, but was instead completed in June 2019, and the Company is in discussions with the government entities regarding, among other things, the timing thereof. We spent $151.5 million related to these environmental projects since work began in 2012.
SunCoke Energy has also received NOVs, Findings of Violations (“FOVs”), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the “CAA”) provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan (“SIP”) 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs were received in 2010, 2012, 2013, 2015 and 2016. After discussions with the EPA and the Indiana Department of Environmental Management (“IDEM”) in 2010, resolution of the NOVs and FOVs was postponed by mutual agreement because of ongoing discussions regarding the NOVs at Haverhill and Granite City. In January 2012, the Company began working in a cooperative manner to address the allegations with the EPA, the IDEM and Cokenergy, LLC, an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas.
The EPA, IDEM, SunCoke Energy and Cokenergy, LLC met regularly since those discussions commenced to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement. A consent decree among the parties was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. The settlement includes a $2.5 million civil penalty that was paid in the fourth quarter of 2018. Further, the settlement consists of capital projects that are scheduled to be completed during the fourth quarter of 2019 to improve reliability and environmental performance of the coke ovens at the facility.
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
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $51.4 million and $49.4 million at September 30, 2019 and December 31, 2018, respectively, of which the current portion of $4.5 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
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
    The components of lease expense were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$0.5	$1.5
Selling, general and administrative expenses	0.1	0.4
	0.6	1.9
Short-term leases:
Cost of products sold and operating expenses(1)(2)	2.3	7.0
Total lease expense	$2.9	$8.9

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

(2)	Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Total lease expense was $2.4 million and $7.7 million during the three and nine months ended September 30, 2018, respectively.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	September 30, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$12.8

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$1.9
Noncurrent operating lease liabilities	Other deferred credits and liabilities	$10.2
Total operating lease liabilities		$12.1

The weighted average remaining lease term and weighted average discount rate were as follows:

September 30, 2019
Weighted average remaining lease term of operating leases	8.0 years
Weighted average discount rate of operating leases	4.8%

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3.3
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$7.6

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

(Dollars in millions)
Year ending December 31:
2019(1)	$0.6
2020	2.3
2021	2.2
2022	1.7
2023	1.3
2024-Thereafter	6.5
Total lease payments	14.6
Less: imputed interest	2.5
Total lease liabilities	$12.1

(1)	Excluding the nine months ended September 30, 2019.
The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2019	$2.0
2020	1.1
2021	1.0
2022	0.5
2023	0.1
2024-Thereafter	0.7
Total	$5.4

10. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2019, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Stock Options
The Company granted the following stock options during the nine months ended September 30, 2019 with an exercise price equal to the closing price of our common stock on the date of grant.

		Weighted Average Per Share
	Shares	Exercise Price	Grant Date Fair Value
Traditional stock options	267,897	$9.87	$4.09

The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2019 was based on using the following weighted-average assumptions:

Nine Months Ended September 30, 2019
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
Restricted Stock Units Settled in Shares
The Company issued 136,425 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the nine months ended September 30, 2019. The weighted average grant date fair value was $9.87 per share. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units (“PSUs”) for shares of the Company's common stock during the nine months ended September 30, 2019, for which the service period will end on December 31, 2021 and will vest during the first quarter of 2022:

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

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2019 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2019, the Company issued 147,851 restricted stock units to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2019 was $9.66 and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and at both September 30, 2019 and December 31, 2018 was not material.
Cash Incentive Award
The Company also granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan (“SunCoke LTCIP”), which became effective January 1, 2016. The SunCoke LTCIP is designed to provide for performance-based, cash-settled awards. All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTCIP, following a change in control.

The Company issued a grant date fair value award of $0.6 million during the nine months ended September 30, 2019, for which the service period will end on December 31, 2021 and will vest during the first quarter of 2022. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The ultimate award value will be determined by the performance versus targets and the Company's three-year TSR Modifier performance but will be capped at 250 percent of the target award.
The cash incentive award liability at September 30, 2019 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both September 30, 2019 and December 31, 2018 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.3	$0.1	$0.8	$0.4	$0.8	1.2
RSUs	0.3	0.1	0.7	0.3	$0.9	1.2
PSUs	0.6	0.3	1.6	1.2	$3.7	1.8
Total equity awards	$1.2	$0.5	$3.1	$1.9
Liability Awards:
Cash RSUs	$—	$0.2	$0.7	$0.8	$0.7	1.6
Cash incentive award	(0.1)	0.1	0.3	0.6	$0.8	1.7
Total liability awards	$(0.1)	$0.3	$1.0	$1.4

(1)	Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.2 million and $0.3 million of share-based compensation to the Company's Board of Directors during the nine months ended September 30, 2019 and 2018, respectively.
11. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net (loss) income attributable to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted earnings per share has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Shares in millions)
Weighted-average number of common shares outstanding-basic(1)	89.9	64.7	73.7	64.7
Add: Effect of dilutive share-based compensation awards	—	0.8	—	0.8
Weighted-average number of shares-diluted	89.9	65.5	73.7	65.5

The following table shows stock options and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Shares in millions)
Stock options	3.1	2.8	3.0	2.8
Restricted stock units	0.2	—	0.1	—
Performance stock units	0.6	—	0.3	0.1
Total	3.9	2.8	3.4	2.9

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
Financial Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
During the third quarter of 2019, the Company recorded non-cash, pre-tax impairment charges of $247.4 million on its Logistics assets. The fair value as of September 30, 2019 was determined based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy. See Note 4.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash equivalents, which amounted to $5.0 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the acquisition of CMT in 2015, the Company entered into a contingent consideration arrangement that runs through 2022 and requires the Company to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. Due to a change in market and customer conditions further described in Note 4, we decreased our forecasted projections, which were classified as Level 3 inputs, resulting in a reduction of the contingent consideration liability, primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets, to zero at September 30, 2019 from $5.0 million at December 31, 2018.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2019 and December 31, 2018, the fair value of the Company’s total debt was estimated to be $733.1 million and $822.8 million, respectively, compared to a carrying amount of $801.3 million and $859.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

13. Revenue from Contracts with Customers
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$363.9	$312.4	$1,073.0	$928.6
Energy	13.7	12.5	40.4	39.2
Logistics	16.0	27.5	57.4	77.6
Operating and licensing fees	9.6	9.7	29.3	30.0
Other	1.1	2.4	3.0	6.6
Sales and other operating revenue	$404.3	$364.5	$1,203.1	$1,082.0
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$196.8	$176.7	$586.4	$513.8
AM Brazil	9.5	9.7	29.2	30.0
AK Steel	109.7	96.3	326.5	284.0
U.S. Steel	68.9	47.4	191.9	154.5
Foresight and Murray	6.2	17.4	26.7	48.9
Other	13.2	17.0	42.4	50.8
Sales and other operating revenue	$404.3	$364.5	$1,203.1	$1,082.0

Logistics Contract Balances
Our logistics business has long-term, take-or-pay agreements requiring us to handle over 14 million tons annually, 10 million of which relate to agreements with Murray and Foresight, who are experiencing financial distress as discussed in Note 4. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take. Due to the significant deterioration in creditworthiness, we do not expect to recognize revenue for any unused handling services until payment is received, and as such have reduced the receivable and deferred revenue balances related to billings for unused services.
Excluding our agreements with Murray and Foresight, estimated take-or-pay revenue of approximately $15 million from all of our long-term logistics contracts is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2019.
The following table provides changes in the Company's deferred revenue:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Beginning balance at December 31, 2018 and 2017, respectively	$3.0	$1.7
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(2.9)	(1.4)
Billings in excess of services performed, not recognized as revenue	2.0	2.3
Ending balance at September 30, 2019 and 2018, respectively(1)	$2.1	$2.6

(1)
During the third quarter of 2019, the Company concluded that the collectability of the $19.7 million take-or-pay volume shortfall billings were not probable. Therefore, we established a reserve against this receivable. As the obligations related to these billings had not been satisfied, the related deferred revenue was also reduced by an equal amount, resulting in no impact to net income (loss) for the three and nine months ended September 30, 2019. See Note 4 for additional details.

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
Logistics operations are comprised of CMT, KRT, Lake Terminal, which provide services to our Indiana Harbor cokemaking facility, and DRT, which provides services to our Jewell cokemaking facility. Handling and mixing results are presented in the Logistics segment.
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$378.5	$326.8	$1,115.8	$973.6
Brazil Coke	9.6	9.7	29.3	30.0
Logistics	16.2	28.0	58.0	78.4
Logistics intersegment sales	6.1	5.7	19.3	16.6
Elimination of intersegment sales	(6.1)	(5.7)	(19.3)	(16.6)
Total sales and other operating revenues	$404.3	$364.5	$1,203.1	$1,082.0

Adjusted EBITDA:
Domestic Coke	$59.8	$49.1	$174.6	$156.3
Brazil Coke	3.9	4.5	12.7	14.0
Logistics	9.6	21.0	34.1	54.3
Corporate and Other(1)	(6.6)	(8.6)	(24.3)	(27.3)
Total Adjusted EBITDA	$66.7	$66.0	$197.1	$197.3

Depreciation and amortization expense:
Domestic Coke	$28.9	$28.7	$90.1	$79.5
Brazil Coke	0.2	0.2	0.5	0.5
Logistics	6.1	6.2	18.2	19.2
Corporate and Other	0.4	0.3	1.0	1.1
Total depreciation and amortization expense	$35.6	$35.4	$109.8	$100.3

Capital expenditures:
Domestic Coke	$28.0	$25.1	$78.4	$67.1
Logistics	0.4	1.9	3.1	3.5
Corporate and Other	—	—	—	0.1
Total capital expenditures	$28.4	$27.0	$81.5	$70.7

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.0 million and $5.8 million during the three and nine months ended September 30, 2019, respectively, as well as $2.9 million and $7.6 million during the three and nine months ended September 30, 2018, respectively.

The following table sets forth the Company's segment assets:

	September 30, 2019	December 31, 2018

	(Dollars in millions)
Segment assets
Domestic Coke	$1,464.3	$1,446.5
Brazil Coke	12.9	15.1
Logistics	205.4	463.0
Corporate and Other	80.5	120.0
Segment assets, excluding tax assets	1,763.1	2,044.6
Tax assets	3.1	0.7
Total assets	$1,766.2	$2,045.3

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, (gain) loss on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT, loss on the disposal of our interest in VISA SunCoke Limited, and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net (loss) income	$(163.1)	$17.1	$(147.6)	$41.5
Add:
Long-lived asset and goodwill impairment	247.4	—	247.4	—
Depreciation and amortization expense	$35.6	$35.4	$109.8	$100.3
Interest expense, net	15.7	15.4	45.6	46.9
(Gain) loss on extinguishment of debt, net	(1.5)	—	(1.5)	0.3
Income tax (benefit) expense	(63.5)	(2.4)	(57.3)	1.8
Contingent consideration adjustments(1)	(3.9)	0.5	(4.2)	1.1
Loss from equity method investment	—	—	—	5.4
Simplification Transaction costs(2)	—	—	4.9	—
Adjusted EBITDA	$66.7	$66.0	$197.1	$197.3
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	1.6	21.0	39.1	61.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$65.1	$45.0	$158.0	$135.7

(1)	See Note 12.

(2)	Costs expensed by the Partnership associated with the Simplification Transaction.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the closing of the Simplification Transaction.
15. Supplemental Condensed Consolidating Financial Information
The Company has an existing shelf registration statement, which was filed in 2016, for the offering of debt securities on a delayed or continuous basis and is presenting this condensed consolidating financial information in connection therewith. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Rule 3-10(e) of Regulation S-X.
Certain 100 percent owned subsidiaries of the Company serve as guarantors of obligations (“Guarantor Subsidiaries”) included in the shelf registration statement. These guarantees are full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. For purposes of the following information, SunCoke Energy is referred to as “Issuer.” All other consolidated subsidiaries of the Company are collectively referred to as “Non-Guarantor Subsidiaries.” Any debt securities issued by the Company under the shelf registration statement would be guaranteed by the Guarantor Subsidiaries and would not be guaranteed by the Non-Guarantor Subsidiaries.
The ability of Indiana Harbor to pay dividends and make loans to the Company is restricted under the Indiana Harbor partnership agreement. Additionally, the indenture governing the 2025 Senior Notes contains customary provisions which would potentially restrict the Partnership’s ability to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2018, less than 25 percent of net assets were restricted. Additionally, certain coal mining entities are designated as unrestricted subsidiaries. As such, all the subsidiaries described above are presented as “Non-Guarantor Subsidiaries.” There have been no changes to the “Guarantor Subsidiaries” and “Non-Guarantor Subsidiaries” during 2019.
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;

•
a sale of the majority of the Capital Stock of a Guarantor Subsidiary to a third-party, after which the Guarantor Subsidiary is no longer a “Restricted Subsidiary” in accordance with the indenture governing the 2025 Senior Notes;

•
the liquidation or dissolution of a Guarantor Subsidiary so long as no “Default” or "Event of Default”, as defined under the indenture governing the 2025 Senior Notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the 2025 Senior Notes;

•	the requirements for defeasance or discharge of the indenture governing the 2025 Senior Notes having been satisfied; or

•
the release, other than the discharge through payments by a Guarantor Subsidiary, from other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the 2025 Senior Notes.

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

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$60.8	$344.8	$(1.3)	$404.3
Equity in loss of subsidiaries	(161.0)	(231.5)	—	392.5	—
Total revenues, net of equity earnings of subsidiaries	(161.0)	(170.7)	344.8	391.2	404.3
Costs and operating expenses
Cost of products sold and operating expense	—	48.7	272.0	(1.3)	319.4
Selling, general and administrative expense	0.9	3.9	9.5	—	14.3
Depreciation and amortization expense	—	2.1	33.5	—	35.6
Long-lived asset and goodwill impairment	—	—	247.4	—	247.4
Total costs and operating expenses	0.9	54.7	562.4	(1.3)	616.7
Operating loss	(161.9)	(225.4)	(217.6)	392.5	(212.4)
Interest (income) expense, net - affiliate	—	(4.0)	4.0	—	—
Interest expense (income), net	1.6	(0.2)	14.3	—	15.7
Total interest expense (income), net	1.6	(4.2)	18.3	—	15.7
Loss (gain) on extinguishment of debt, net	0.4	—	(1.9)	—	(1.5)
Loss before income tax benefit	(163.9)	(221.2)	(234.0)	392.5	(226.6)
Income tax benefit	(0.9)	(62.1)	(0.5)	—	(63.5)
Net loss	(163.0)	(159.1)	(233.5)	392.5	(163.1)
Less: Net loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Net loss attributable to SunCoke Energy, Inc.	$(163.0)	$(159.1)	$(233.4)	$392.5	$(163.0)
Comprehensive loss	$(163.9)	$(159.2)	$(234.3)	$393.4	$(164.0)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)
Comprehensive loss attributable to SunCoke Energy, Inc.	$(163.9)	$(159.2)	$(234.2)	$393.4	$(163.9)

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$55.0	$310.5	$(1.0)	$364.5
Equity in earnings of subsidiaries	13.0	6.4	—	(19.4)	—
Total revenues, net of equity in earnings of subsidiaries	13.0	61.4	310.5	(20.4)	364.5
Costs and operating expenses
Cost of products sold and operating expenses	—	42.9	241.4	(1.0)	283.3
Selling, general and administrative expenses	1.2	3.3	11.2	—	15.7
Depreciation and amortization expense	—	1.9	33.5	—	35.4
Total costs and operating expenses	1.2	48.1	286.1	(1.0)	334.4
Operating income	11.8	13.3	24.4	(19.4)	30.1
Interest (income) expense, net - affiliate	—	(1.5)	1.5	—	—
Interest expense (income), net	0.8	(0.3)	14.9	—	15.4
Total interest expense (income), net	0.8	(1.8)	16.4	—	15.4
Income before income tax benefit	11.0	15.1	8.0	(19.4)	14.7
Income tax benefit	(0.6)	(0.5)	(1.3)	—	(2.4)
Net income	11.6	15.6	9.3	(19.4)	17.1
Less: Net income attributable to noncontrolling interests	—	—	5.6	—	5.6
Net income attributable to SunCoke Energy, Inc.	$11.6	$15.6	$3.7	$(19.4)	$11.5
Comprehensive income	$11.0	$15.5	$8.9	$(18.8)	$16.6
Less: Comprehensive income attributable to noncontrolling interests	—	—	5.6	—	5.6
Comprehensive income attributable to SunCoke Energy, Inc.	$11.0	$15.5	$3.3	$(18.8)	$11.0

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$185.1	$1,021.8	$(3.8)	$1,203.1
Equity in loss of subsidiaries	(144.6)	(168.6)	—	313.2	—
Total revenues, net of equity in loss of subsidiaries	(144.6)	16.5	1,021.8	309.4	1,203.1
Costs and operating expenses
Cost of products sold and operating expense	—	139.9	817.7	(3.8)	953.8
Selling, general and administrative expense	5.5	11.4	36.0	—	52.9
Depreciation and amortization expense	—	6.3	103.5	—	109.8
Long-lived asset and goodwill impairment	—	—	247.4	—	247.4
Total costs and operating expenses	5.5	157.6	1,204.6	(3.8)	1,363.9
Operating loss	(150.1)	(141.1)	(182.8)	313.2	(160.8)
Interest (income) expense, net - affiliate	—	(5.0)	5.0	—	—
Interest expense (income), net	3.2	(1.3)	43.7	—	45.6
Total interest expense (income), net	3.2	(6.3)	48.7	—	45.6
Loss (gain) on extinguishment of debt, net	0.4	—	(1.9)	—	(1.5)
Loss before income tax (benefit) expense	(153.7)	(134.8)	(229.6)	313.2	(204.9)
Income tax (benefit) expense	(2.8)	4.7	(59.2)	—	(57.3)
Net loss	(150.9)	(139.5)	(170.4)	313.2	(147.6)
Less: Net income attributable to noncontrolling interests	—	—	3.3	—	3.3
Net loss attributable to SunCoke Energy, Inc.	$(150.9)	$(139.5)	$(173.7)	$313.2	$(150.9)
Comprehensive loss	$(151.7)	$(139.7)	$(171.0)	$314.0	$(148.4)
Less: Comprehensive income attributable to noncontrolling interests	—	—	3.3	—	3.3
Comprehensive loss attributable to SunCoke Energy, Inc.	$(151.7)	$(139.7)	$(174.3)	$314.0	$(151.7)

SunCoke Energy, Inc.
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$162.7	$922.7	$(3.4)	$1,082.0
Equity in earnings of subsidiaries	31.0	24.3	—	(55.3)	—
Total revenues, net of equity in earnings of subsidiaries of subsidiaries	31.0	187.0	922.7	(58.7)	1,082.0
Costs and operating expenses
Cost of products sold and operating expense	—	125.8	714.2	(3.4)	836.6
Selling, general and administrative expense	5.2	10.0	34.0	—	49.2
Depreciation and amortization expense	—	5.9	94.4	—	100.3
Total costs and operating expenses	5.2	141.7	842.6	(3.4)	986.1
Operating income	25.8	45.3	80.1	(55.3)	95.9
Interest (income) expense, net - affiliate	—	(5.6)	5.6	—	—
Interest expense (income), net	2.3	(0.7)	45.3	—	46.9
Total interest expense (income), net	2.3	(6.3)	50.9	—	46.9
Loss on extinguishment of debt	0.3	—	—	—	0.3
Income before income tax (benefit) expense	23.2	51.6	29.2	(55.3)	48.7
Income tax (benefit) expense	(1.2)	5.7	(2.7)	—	1.8
Loss from equity method investment	—	—	5.4	—	5.4
Net income	24.4	45.9	26.5	(55.3)	41.5
Less: Net income attributable to noncontrolling interests	—	—	17.1	—	17.1
Net income attributable to SunCoke Energy, Inc.	$24.4	$45.9	$9.4	$(55.3)	$24.4
Comprehensive income	$31.6	$45.7	$33.9	$(62.5)	$48.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	17.1	—	17.1
Comprehensive income attributable to SunCoke Energy, Inc.	$31.6	$45.7	$16.8	$(62.5)	$31.6

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
September 30, 2019
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$71.8	$21.9	$—	$93.7
Receivables, net	—	11.9	50.8	—	62.7
Inventories	—	16.5	140.5	—	157.0
Income tax receivable	—	—	101.9	(98.8)	3.1
Other current assets	—	3.8	0.4	—	4.2
Advances to affiliate	—	290.5	—	(290.5)	—
Total current assets	—	394.5	315.5	(389.3)	320.7
Notes receivable from affiliate	—	—	200.0	(200.0)	—
Properties, plants and equipment, net	—	51.1	1,338.4	—	1,389.5
Goodwill	—	3.4	—	—	3.4
Other intangible assets, net	—	0.6	34.8	—	35.4
Deferred income taxes	8.6	—	—	(8.6)	—
Deferred charges and other assets	—	5.3	11.9	—	17.2
Total assets	$8.6	$454.9	$1,900.6	$(597.9)	$1,766.2
Liabilities and Equity
Advances from affiliate	$147.8	$—	$142.7	$(290.5)	—
Accounts payable	—	17.0	102.8	—	119.8
Accrued liabilities	1.1	12.0	33.0	—	46.1
Deferred revenue	—	—	2.1	—	2.1
Current portion of long-term debt and financing obligation	—	—	2.9	—	2.9
Interest payable	—	—	14.4	—	14.4
Income taxes payable	0.3	98.5	—	(98.8)	—
Total current liabilities	149.2	127.5	297.9	(389.3)	185.3
Long-term debt and financing obligation	140.5	—	639.5	—	780.0
Payable to affiliate	—	200.0	—	(200.0)	—
Accrual for black lung benefits	—	11.2	35.7	—	46.9
Retirement benefit liabilities	—	11.4	12.3	—	23.7
Deferred income taxes	—	146.1	9.4	(8.6)	146.9
Asset retirement obligations	—	—	13.5	—	13.5
Other deferred credits and liabilities	3.1	7.9	12.1	—	23.1
Total liabilities	292.8	504.1	1,020.4	(597.9)	1,219.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at September 30, 2019	—	—	—	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,040,372 shares at September 30, 2019	1.0	—	—	—	1.0
Treasury stock, 9,544,132 shares at September 30, 2019	(153.9)	—	—	—	(153.9)
Additional paid-in capital	710.9	533.4	915.1	(1,448.5)	710.9
Accumulated other comprehensive loss	(13.9)	(2.2)	(11.7)	13.9	(13.9)
Retained (deficit) earnings	(23.5)	386.5	(49.4)	(337.1)	(23.5)
Equity investment eliminations	(804.8)	(966.9)	—	1,771.7	—
Total SunCoke Energy, Inc. stockholders’ equity	(284.2)	(49.2)	854.0	—	520.6
Noncontrolling interests	—	—	26.2	—	26.2
Total equity	(284.2)	(49.2)	880.2	—	546.8
Total liabilities and equity	$8.6	$454.9	$1,900.6	$(597.9)	$1,766.2

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net loss	$(150.9)	$(139.5)	$(170.4)	$313.2	$(147.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived asset and goodwill impairment	—	—	247.4	—	247.4
Depreciation and amortization expense	—	6.3	103.5	—	109.8
Deferred income tax benefit	(1.6)	(48.8)	(13.8)	—	(64.2)
Payments in excess of expense for postretirement plan benefits	—	(0.8)	(0.7)	—	(1.5)
Share-based compensation expense	3.3	—	—	—	3.3
Equity in earnings of subsidiaries	144.6	168.6	—	(313.2)	—
Loss (gain) on extinguishment of debt, net	0.4	—	(1.9)	—	(1.5)
Changes in working capital pertaining to operating activities:
Receivables, net	—	1.4	11.3	—	12.7
Inventories	—	(5.9)	(40.7)	—	(46.6)
Accounts payable	—	2.7	3.3	—	6.0
Accrued liabilities	(0.7)	(2.4)	1.8	—	(1.3)
Deferred revenue	—	—	(0.9)	—	(0.9)
Interest payable	(0.4)	—	11.2	—	10.8
Income taxes	(1.6)	5.0	(5.8)	—	(2.4)
Other	(4.8)	(0.4)	1.7		(3.5)
Net cash (used in) provided by operating activities	(11.7)	(13.8)	146.0	—	120.5
Cash Flows from Investing Activities:
Capital expenditures	—	(2.5)	(79.0)	—	(81.5)
Other investing activities	—	—	0.2	—	0.2
Net cash used in investing activities	—	(2.5)	(78.8)	—	(81.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	(43.8)	—	(46.7)	—	(90.5)
Debt issuance costs	(2.0)	—	—	—	(2.0)
Proceeds from revolving facility	188.1	—	204.5	—	392.6
Repayment of revolving facility	(44.8)	—	(309.5)	—	(354.3)
Repayment of financing obligation	—	—	(2.1)	—	(2.1)
Cash distribution to noncontrolling interests	—	—	(14.2)	—	(14.2)
Shares repurchased	(13.2)	—	—	—	(13.2)
Other financing activities	(1.7)	—	(5.8)	—	(7.5)
Net (decrease) increase in advances from affiliates	(70.5)	(35.1)	105.6	—	—
Net cash provided by (used in) financing activities	12.1	(35.1)	(68.2)	—	(91.2)
Net increase (decrease) in cash and cash equivalents	0.4	(51.4)	(1.0)	—	(52.0)
Cash and cash equivalents at beginning of period	—	123.2	22.5	—	145.7
Cash and cash equivalents at end of period	$0.4	$71.8	$21.5	$—	$93.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income	$24.4	$45.9	$26.5	$(55.3)	$41.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	5.9	94.4	—	100.3
Deferred income tax benefit	(0.3)	(3.1)	(0.6)	—	(4.0)
Payments in excess of expense for postretirement plan benefits	—	(0.7)	(1.1)	—	(1.8)
Share-based compensation expense	2.2	—	—	—	2.2
Equity in loss of subsidiaries	(31.0)	(24.3)	—	55.3	—
Loss on extinguishment of debt	0.3	—	—	—	0.3
Loss from equity method investment	—	—	5.4	—	5.4
Changes in working capital pertaining to operating activities:
Receivables	—	4.3	(11.3)	—	(7.0)
Inventories	—	(0.1)	(6.9)	—	(7.0)
Accounts payable	(0.3)	1.3	29.6	—	30.6
Accrued liabilities	0.1	(7.6)	0.2	—	(7.3)
Deferred revenue	—	—	0.9	—	0.9
Interest payable	(1.0)	—	12.3	—	11.3
Income taxes	1.0	7.9	(6.8)	—	2.1
Other	0.5	1.6	1.0	—	3.1
Net cash (used in) provided by operating activities	(4.1)	31.1	143.6	—	170.6
Cash Flows from Investing Activities:
Capital expenditures	—	(1.7)	(69.0)	—	(70.7)
Sale of equity method investment	—	—	4.0	—	4.0
Other investing activities	—	—	0.3	—	0.3
Net cash used in investing activities	—	(1.7)	(64.7)	—	(66.4)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.4)	—	—	—	(45.4)
Debt issuance cost	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	—	127.2	—	127.2
Repayments of revolving facility	—	—	(152.2)	—	(152.2)
Repayment of financing obligation	—	—	(1.9)	—	(1.9)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Cash distributions to noncontrolling interests	—	—	(24.8)	—	(24.8)
Other financing activities	0.8	—	—	—	0.8
Net increase (decrease) in advances from affiliates	4.2	1.5	(5.7)	—	—
Net cash provided by (used in) financing activities	4.1	(2.7)	(57.4)	—	(56.0)
Net increase in cash and cash equivalents	—	26.7	21.5	—	48.2
Cash and cash equivalents at beginning of period	—	103.6	16.6	—	120.2
Cash and cash equivalents at end of period	$—	$130.3	$38.1	$—	$168.4

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item and Note 14 to our consolidated financial statements.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Holding Corporation (“AK Steel”) and United States Steel Corporation, (“U.S. Steel”), who are three of the largest blast furnace steelmakers in North America. These coke sales agreements have a weighted average remaining term of approximately four years based on annual nameplate capacity and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales. To date, our coke customers have satisfied their obligations under these agreements.
Our steelmaking customers continue to operate in an environment that is challenged by global overcapacity, and during 2019 they have experienced declining steel sales prices.  While U.S. Steel restarted both of the blast furnaces at its Granite City Works facility during 2018, it recently announced it will temporarily idle two other blast furnaces in the U.S. This does not have a direct impact on SunCoke, but it may impact the coke market. Imports of finished steel have decreased from approximately 23 percent of domestic steel consumption in 2018 to approximately 17 percent of domestic steel consumption in September of 2019.  Despite the decrease in imports, domestic capacity utilization is below 80 percent. Our customers continue to accept tons in excess of our contract minimums, and due to the take-or-pay nature of our contracts with our customers, the declining demand and lower prices are not expected to have a material impact on our full-year results.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of September 30, 2019:

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

Logistics
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), Lake Terminal and Dismal River Terminal (“DRT”). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. Supporting low-cost Illinois Basin coal producers, the terminal provides loading and unloading services and has direct rail access. With its top of the line shiploader, CMT has the current capability to transload 15 million tons annually. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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

Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities if collection is probable and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue will be recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report (“API6 index price”), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Our KRT terminals serve two primary domestic markets: metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels, whereas thermal markets are impacted by natural gas prices and electricity demand.
API2 and API6 prices declined during the first nine months of 2019 by approximately 29 percent and 26 percent, respectively, driven by reduced demand from Europe, Asia and the Mediterranean regions and increasing Russian coal supply. While we expect the U.S. to continue to be a significant participant in the seaborne coal trade, export volumes year to date have been lower in 2019 as compared to 2018 and are expected to remain lower during the fourth quarter of 2019. The impact of the decline in market conditions on CMT's customers contributed to, along with other factors, impairment charges discussed further in "Recent Developments and Items Impacting Comparability" and in Note 4 to our consolidated financial statements.
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	(Decrease) Increase	2019	2018	(Decrease) Increase
	(Dollars in millions)
Net (loss) income	$(163.1)	$17.1	$(180.2)	$(147.6)	$41.5	$(189.1)
Net cash provided by operating activities	$84.9	$85.3	$(0.4)	$120.5	$170.6	$(50.1)
Adjusted EBITDA	$66.7	$66.0	$0.7	$197.1	$197.3	$(0.2)
Solid operations during the three and nine months ended September 30, 2019 were more than offset by impairment charges in our Logistics segment discussed in "Recent Developments and Items Impacting Comparability." See detailed analysis of the quarter's results throughout the MD&A. See Note 14 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.

Recent Developments and Items Impacting Comparability

•
Adverse Logistics Customer Developments and Guidance Update. A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which have been adversely impacted by declining coal export prices and domestic demand. During the third quarter of 2019, both Murray and Foresight engaged outside counsel and financial advisors to assess restructuring options. Additionally, on September 30, 2019, Murray failed to make interest payments to its lenders. Murray subsequently entered into a forbearance agreement with its lenders, but on October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT. On October 1, 2019, Foresight elected to exercise its 30 day grace period on its third quarter interest payment to its lenders. The grace period was subsequently extended an additional 60 days on October 31, 2019. Following the missed interest payments, S&P Global Ratings and Moody's Investor Service downgraded credit ratings for both Murray and Foresight.

As of September 30, 2019, the Company had take-or-pay volume shortfall receivables of $19.7 million, of which $8.9 million was past due. As a result of the deterioration of our customers' financial condition and credit ratings, continuing market challenges and the increased risk of bankruptcy, we fully reserved the $19.7 million take-or-pay receivables. As the obligations related to these billings had not been satisfied, the related deferred revenue was also reduced by an equal amount, resulting in no impact to net income (loss) for the three and nine months ended September 30, 2019. As a result of the decrease in deferred revenue expected to be recognized during the fourth quarter of 2019, the Company reduced its full year 2019 guidance to Adjusted EBITDA of $240 million to $250 million from $266 million to $276 million and to operating cash flows of $150 million to $160 million from $176 million to $191 million.
Additionally, during the third quarter of 2019, the Company recorded non-cash, pre-tax impairment charges to the Logistics segment on the Consolidated Statements of Operations of $247.4 million, of which $73.5 million represents a full write-down of the Logistics goodwill balance as well as a $113.3 million impairment of CMT's long-lived intangible assets and a $60.6 million impairment of CMT's properties, plants and equipment. See Note 4 to our consolidated financial statements.

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

The Simplification Transaction was accounted for as a non-cash equity transaction, and no gain or loss was recognized in our Consolidated Statements of Operations for this transaction. The Company incurred transaction costs totaling $10.7 million, of which $5.4 million were incurred by SunCoke and were capitalized as a reduction to additional paid-in capital on the Consolidated Balance Sheets. The remaining transaction costs were incurred by the Partnership resulting in $4.9 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2019, and $0.4 million were incurred during 2018. All transaction costs were excluded from Adjusted EBITDA. We do not expect to incur significant additional costs related to this transaction.
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

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018

	(Dollars in millions)
Revenues
Sales and other operating revenue	$404.3	$364.5	$39.8	$1,203.1	$1,082.0	$121.1
Costs and operating expenses
Cost of products sold and operating expenses	319.4	283.3	36.1	953.8	836.6	117.2
Selling, general and administrative expenses	14.3	15.7	(1.4)	52.9	49.2	3.7
Depreciation and amortization expense	35.6	35.4	0.2	109.8	100.3	9.5
Long-lived asset and goodwill impairment(1)	247.4	—	247.4	247.4	—	247.4
Total costs and operating expenses	616.7	334.4	282.3	1,363.9	986.1	377.8
Operating (loss) income	(212.4)	30.1	(242.5)	(160.8)	95.9	(256.7)
Interest expense, net	15.7	15.4	0.3	45.6	46.9	(1.3)
(Gain) loss on extinguishment of debt, net	(1.5)	—	(1.5)	(1.5)	0.3	(1.8)
(Loss) income before income tax (benefit) expense	(226.6)	14.7	(241.3)	(204.9)	48.7	(253.6)
Income tax (benefit) expense	(63.5)	(2.4)	(61.1)	(57.3)	1.8	(59.1)
Loss from equity method investment(1)	—	—	—	—	5.4	(5.4)
Net (loss) income	(163.1)	17.1	(180.2)	(147.6)	41.5	(189.1)
Less: Net (loss) income attributable to noncontrolling interests	(0.1)	5.6	(5.7)	3.3	17.1	(13.8)
Net (loss) income attributable to SunCoke Energy, Inc.	$(163.0)	$11.5	$(174.5)	$(150.9)	$24.4	$(175.3)

(1)	See year-over-year changes described in "Recent Developments and Items Impacting Comparability."
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2019 compared to the same prior year periods, primarily due to the pass-through of higher coal prices and higher volumes in our Domestic Coke segment. Lower volumes at CMT partly offset these benefits.
Selling, General and Administrative Expenses. Selling, general and administrative expenses benefited from lower legal costs and favorable deferred compensation caused by decreases in the Company's share price during the three and nine months ended September 30, 2019. These benefits were offset by costs associated with the Simplification Transaction during the during the nine months ended September 30, 2019.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the nine months ended September 30, 2019 compared to the same prior year period was driven by revisions made in the third quarter of 2018 to the estimated useful lives of certain assets in our Domestic Coke segment, primarily as a result of plans to replace major components of certain heat recovery steam generators with upgraded materials and design. The revisions resulted in additional depreciation of $14.4 million, or $0.20 per common share from operations, and $2.7 million, or $0.04 per common share from operations during the nine months ended September 30, 2019 and 2018, respectively.
Interest Expense, Net. Interest expense, net was higher during the three months ended September 30, 2019, due to the absence of capitalized interest on the environmental remediation project in the third quarter of 2019. Additionally, interest expense, net benefited from higher interest rates on our cash and cash equivalent balances during the nine months ended September 30, 2019.
Income Tax (Benefit) Expense. The income tax benefit recorded during the three and nine months ended September 30, 2019 was the result of the non-cash, pre-tax impairment charges recorded to our Logistics assets previously described in "Recent Developments and Items Impacting Comparability," which resulted in a $68.7 million income tax benefit. The Company's effective tax rate was (28.0) percent during both the three and nine months ended September 30, 2019, respectively, and (16.0) percent and 3.7 percent during the three and nine months ended September 30, 2018, respectively. The change in our effective ta

x rates reflect the impacts of the Simplification Transaction discussed in "Recent Developments and Items Impacting Comparability" as well as higher state income taxes. See Note 5 to our consolidated financial statements.
Noncontrolling Interest. Net (loss) income attributable to noncontrolling interest represents the common public unitholders’ interest in the Partnership prior to the closing of the Simplification Transaction as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
The following table provides details into net (loss) income attributable to noncontrolling interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
	(Dollars in millions)
Net income attributable to the Partnership's common public unitholders'(1)	$—	$5.8	$(5.8)	$2.6	$17.5	$(14.9)
Net (loss) income attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	(0.1)	(0.2)	0.1	0.7	(0.4)	1.1
Net (loss) income attributable to noncontrolling interest	$(0.1)	$5.6	$(5.7)	$3.3	$17.1	$(13.8)

(1)
The decrease during the three and nine months ended September 30, 2019 resulted from the absence of net income attributable to the Partnership's common public unitholders upon the closing of the Simplification Transaction on June 28, 2019.

(2)	The loss during the three months ended September 30, 2019 reflects interest expense on Indiana Harbor's intercompany loan from SunCoke, which increased from prior periods.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018		2019	2018

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$378.5	$326.8	$51.7	$1,115.8	$973.6	$142.2
Brazil Coke	9.6	9.7	(0.1)	29.3	30.0	(0.7)
Logistics	16.2	28.0	(11.8)	58.0	78.4	(20.4)
Logistics intersegment sales	6.1	5.7	0.4	19.3	16.6	2.7
Elimination of intersegment sales	(6.1)	(5.7)	(0.4)	(19.3)	(16.6)	(2.7)
Total sales and other operating revenues	$404.3	$364.5	$39.8	$1,203.1	$1,082.0	$121.1
Adjusted EBITDA(1):
Domestic Coke	$59.8	$49.1	$10.7	$174.6	$156.3	$18.3
Brazil Coke	3.9	4.5	(0.6)	12.7	14.0	(1.3)
Logistics	9.6	21.0	(11.4)	34.1	54.3	(20.2)
Corporate and Other(2)	(6.6)	(8.6)	2.0	(24.3)	(27.3)	3.0
Total Adjusted EBITDA	$66.7	$66.0	$0.7	$197.1	$197.3	$(0.2)
Coke Operating Data:
Domestic Coke capacity utilization	99%	95%	4%	98%	94%	4%
Domestic Coke production volumes (thousands of tons)	1,059	1,011	48	3,095	2,972	123
Domestic Coke sales volumes (thousands of tons)	1,057	1,012	45	3,091	2,993	98
Domestic Coke Adjusted EBITDA per ton(3)	$56.58	$48.52	$8.06	$56.49	$52.22	$4.27
Brazilian Coke production—operated facility (thousands of tons)	427	454	(27)	1,270	1,326	(56)
Logistics Operating Data:
Tons handled (thousands of tons)(4)	4,706	6,943	(2,237)	16,082	19,744	(3,662)
CMT take-or-pay shortfall tons (thousands of tons)(5)	1,717	42	1,675	3,244	147	3,097

(1)
See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2019 and 2018.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.0 million and $5.8 million during the three and nine months ended September 30, 2019, respectively, and $2.9 million and $7.6 million for the three and nine months ended September 30, 2018, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

(5)
Reflects tons billed under take-or-pay contracts where services have not yet been performed. As discussed in "Recent Developments and Items Impacting Comparability," the Company has established a reserve against the shortfall tons billed during the three and nine months ended September 30, 2019 as collection is not probable.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2019 vs. 2018		Nine months ended September 30, 2019 vs. 2018
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$326.8	$49.1	$973.6	$156.3
Volumes(1)	11.4	2.5	23.6	5.6
Coal cost recovery and yields(2)	39.5	0.7	123.9	1.3
Operating and maintenance costs(3)	0.9	5.9	(1.5)	9.9
Energy and other	(0.1)	1.6	(3.8)	1.5
Current year period	$378.5	$59.8	$1,115.8	$174.6

(1)
The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility as well as the absence of a significant outage at Granite City in the prior year period, which negatively impacted volumes.

(2)
Higher coal prices resulted in favorable coal cost recovery, benefiting revenues and Adjusted EBITDA. This benefit was offset by lower coal-to-coke yields driven by higher coal moistures as a result of heavy rainfall, which decreased Adjusted EBITDA by $0.8 million and $8.2 million during the three and nine months ended September 30, 2019, respectively.

(3)
Favorable recovery of operating and maintenance costs benefited Adjusted EBITDA during both the three and nine months ended September 30, 2019. Adjusted EBITDA also benefited in the current year periods from the absence of certain outage work, which negatively impacted Adjusted EBITDA by approximately $5.2 million and $6.3 million in the three and nine months ended September 30, 2018, respectively.

Logistics
The following table sets forth year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three months ended September 30, 2019 vs. 2018		Nine months ended September 30, 2019 vs. 2018
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$33.7	$21.0	$95.0	$54.3
Transloading volumes(1)	(11.7)	(10.5)	(21.6)	(19.9)
Price/margin impact of mix in transloading services	0.6	0.6	2.6	2.6
Operating and maintenance costs and other	(0.3)	(1.5)	1.3	(2.9)
Current year period	$22.3	$9.6	$77.3	$34.1

(1)	Lower volumes were the result of a decline in thermal coal export pricing for the three and nine months ended September 30, 2019, respectively, as compared to the same prior year periods.
Brazil
Revenues were $9.6 million and $29.3 million during the three and nine months ended September 30, 2019, respectively, and Adjusted EBITDA was $3.9 million and $12.7 million during the three and nine months ended September 30, 2019, respectively, both of which reflect a slight decrease in volumes at our customer's request as compared to the same prior year period.

Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $6.6 million and $24.3 million for the three and nine months ended September 30, 2019, respectively, an improvement of $2.0 million and $3.0 million, respectively, compared to the same prior year periods. Current period results reflect lower legal costs and favorable deferred compensation expense.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of September 30, 2019, we had $93.7 million of cash and cash equivalents and $244.5 million of borrowing availability under our credit facility.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

	(Dollars in millions)
Net cash provided by operating activities	$120.5	$170.6
Net cash used in investing activities	(81.3)	(66.4)
Net cash used in financing activities	(91.2)	(56.0)
Net (decrease) increase in cash and cash equivalents	$(52.0)	$48.2
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $50.1 million to $120.5 million for the nine months ended September 30, 2019 as compared to the corresponding prior year period. The decrease was due to an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by an increase in coal inventory as well as higher coal prices as compared to the prior year period. Inventory levels increased during 2019 due to logistical challenges caused by heavy rainfall in the first half of the year.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $14.9 million to $81.3 million for the nine months ended September 30, 2019 as compared to the corresponding prior year period. The current year period included an increase in capital spending on the Indiana Harbor oven rebuild project and certain upgrades in order to improve the long-term reliability and operational performance of our assets. Additionally, the prior year period reflects the proceeds from the sale of VISA SunCoke.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $35.2 million to $91.2 million for the nine months ended September 30, 2019 as compared to the corresponding prior year period. During 2019, the Company repurchased $50.0 million face value outstanding 2025 Senior Notes for $46.6 million, paid $4.8 million in connection with the Simplification Transaction and paid $13.2 million to repurchase shares under the repurchase program discussed in Item 2 of Part II to our consolidated financial statements. These activities were partially offset by lower Partnership distributions to its public unitholders and the absence of the Company's purchase of outstanding Partnership common units in the corresponding prior year period. In addition, the Company's repayment of $5.0 million on its revolving credit facility in 2019 was $20.0 million lower than the repayment in the corresponding prior year period. The Revolving Facility refinancing in the third quarter of 2019 had no impact on total outstanding debt balances. See further discussion of third quarter debt activities in Note 7 to our consolidated financial statements.

Dividend
Effective November 5, 2019, SunCoke's Board of Directors declared a cash dividend of $0.06 per per share of the Company's common stock. This dividend will be paid on December 2, 2019, to stockholders of record on November 19, 2019.
Share Repurchase Programs
Since September 30, 2019, the Company repurchased an additional $9.7 million of our common stock, or 1.7 million shares, in the open market for an average share price of $5.59, leaving $16.5 million available under the authorized repurchase program as of November 1, 2019.
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. Repurchases under the new program may commence following completion of SunCoke’s existing stock repurchase program discussed above.
Covenants
As of September 30, 2019, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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

The following table summarizes ongoing, environmental remediation projects and expansion capital expenditures:

	Nine Months Ended September 30,
	2019	2018

	(Dollars in millions)
Ongoing capital(1)	$65.6	$47.5
Environmental remediation projects(2)	15.9	22.4
Expansion capital	—	0.8
Total capital expenditures	$81.5	$70.7

(1)
Includes $26.4 million and $21.7 million of capital expenditures in connection with our current oven rebuild initiative at our Indiana Harbor facility, during the nine months ended September 30, 2019 and 2018, respectively.

(2)	Includes $2.3 million and $2.2 million of capitalized interest in connection with the environmental remediation projects during the nine months ended September 30, 2019 and 2018, respectively.
In 2019, we expect our capital expenditures to be between $110 million and $120 million, of which approximately $40 million to $48 million will be spent on the Indiana Harbor oven rebuild project and approximately $6 million will be spent on completing our Granite City gas sharing project.
The environmental project at Granite City was completed in June 2019, and we do not anticipate any further capital expenditures related to this project.
Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no material changes to these arrangements during the nine months ended September 30, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
Accounting for Impairments
Long-Lived Assets
Long-lived assets are comprised of properties, plants and equipment as well as our long-lived intangible assets, comprised of customer contracts, customer relationships, and permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed.
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
A significant portion of our logistics business holds long-term, take-or-pay contracts with Murray American Coal Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which have been adversely impacted by declining coal export prices and domestic demand. During the third quarter of 2019, both Murray and Foresight engaged outside counsel and financial advisors to assess restructuring options. Additionally, on September 30, 2019, Murray failed to make interest payments to its lenders. Murray subsequently entered into a forbearance agreement with its lenders, but on October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT. On October 1, 2019, Foresight elected to exercise its 30 day grace period on its third quarter interest payment to its lenders. The grace period was subsequently extended an additional 60 days on October 31, 2019. Following the missed interest payments, S&P Global Ratings and Moody's Investor Service downgraded credit ratings for both Murray and Foresight.
As of September 30, 2019, the Company had take-or-pay volume shortfall receivables of $19.7 million, of which $8.9 million was past due. As a result of the deterioration of our customers' financial condition and credit ratings, continuing market challenges and the increased risk of bankruptcy, we fully reserved the $19.7 million take-or-pay receivables. As the obligations related to these billings had not been satisfied, the related deferred revenue was also reduced by an equal amount, resulting in no impact to net income (loss) for the three and nine months ended September 30, 2019.
As a result of the events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were assessed for impairment. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets as of September 30, 2019 was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 12 to our consolidated financial statements. Key assumptions in our discounted cash flows include forecasted volumes and rates on existing contracts, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations during the three months ended September 30, 2019, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets and property, plants and equipment of $113.3 million and $60.6 million, respectively.
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Logistics segment was zero and $73.5 million at September 30, 2019 and December 31, 2018, respectively.
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to assess the related goodwill for impairment. As of September 30, 2019, the fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test include forecasted volumes and rates on existing contracts, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pre-tax impairment charge to the Logistics segment on the Consolidated Statements of Operations during the three months ended September 30, 2019, which represents a full impairment of the Logistics goodwill balance.
    Other than those updates above, there have been no significant changes to our accounting policies during the nine months ended September 30, 2019. Please refer to our Annual Report on Form 10-K filed on February 15, 2019 for a summary of these policies.
Recent Accounting Standards
See Note 1 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 14 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2019 and 2018, respectively.
Below is a reconciliation of 2019 Adjusted EBITDA guidance from its closest GAAP measure:

	2019
	Low	High
Net loss	$(158)	$(151)
Add:
Long-lived asset and goodwill impairment	247	247
Depreciation and amortization expense	150	145
Interest expense, net	60	60
Gain on extinguishment of debt, net	(2)	(2)
Income tax benefit	(58)	(50)
Contingent consideration adjustments(1)	(4)	(4)
Simplification Transaction costs(2)	5	5
Adjusted EBITDA	$240	$250
Adjusted EBITDA attributable to noncontrolling interests(3)	40	44
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$200	$206

(1)	See Note 12 to our consolidated financial statements.

(2)	Costs expensed by the Partnership associated with the Simplification Transaction.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the closing of the Simplification Transaction.

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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2019.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. The Company repurchased $13.2 million of our common stock, or 2.1 million shares, in the open market for an average share price of $6.38, during both the three and nine months ended September 30, 2019.
Since September 30, 2019, the Company repurchased an additional $9.7 million of our common stock, or 1.7 million shares, in the open market for an average share price of $5.59, leaving $16.5 million available under the authorized repurchase program as of November 1, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs
	(In millions, except per share amounts)
July 1 – 31, 2019	—	$—	—	$39,377,825
August 1 – 31, 2019	1,223,200	$6.26	1,223,200	$31,720,593
September 1 – 30, 2019	843,275	$6.55	843,275	$26,197,142
For the quarter ended September 30, 2019	2,066,475
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. Repurchases under the new program may commence following completion of SunCoke’s existing stock repurchase program discussed above.
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

2.3
Agreement and Plan of Merger dated as of February 4, 2019 by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2019 File No. 001-35243 ).

4.1
Indenture, dated May 24, 2017, among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.: 001-35782, filed on May 25, 2017 by SunCoke Energy Partners, L.P.).

4.1.1	First Supplemental Indenture, dated August 5, 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No.: 001-35243, filed on August 7, 2019).

4.2
Amended and Restated Credit Agreement, dated August 5, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K (File No.: 001-35243), filed on August 7, 2019).

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

95.1*	Mine Safety Disclosures

99.1*	SunCoke Energy Partners, L.P. Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, filed with the Securities and Exchange Commission on November 5, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss( Income), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	November 5, 2019	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)