Form 10-K
period 2019-12-31
SunCoke Energy, Inc.
filed 2020-02-20
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-35243

SUNCOKE ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	90-0640593
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1011 Warrenville Road, Suite 600
Lisle, Illinois 60532
(630) 824-1000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	SXC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock on June 30, 2019 (based upon the closing price of $8.88 on June 28, 2019, the last trading day of the registrant's most recently completed second fiscal quarter, on the New York Stock Exchange) held by non-affiliates was approximately $799,367,077.
The number of shares of common stock outstanding as of February 14, 2020 was 83,738,638.
Portions of the SunCoke Energy, Inc. 2020 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference in Part III of this Form 10-K.

1

SUNCOKE ENERGY, INC.

*Included as Exhibit 99.1 to this Annual Report on Form 10-K are unaudited financial statements of SunCoke Energy Partners, L.P. (the "Partnership"), to comply with applicable reporting requirements of the indenture dated May 24, 2017, by and among the Partnership and The Bank of New York Mellon Trust Company, N.A., as amended by the supplemental indentures, dated August 5, 2019 and January 1, 2020.

PART I

Item 1.	Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has over 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also own and operate a logistics business that provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all of our coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America, each of which individually accounts for greater than ten percent of our consolidated revenues. The take-or-pay provisions require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. We generally do not have significant spot coke sales since our domestic capacity is consumed by long-term contracts; accordingly, spot prices for coke do not generally affect our revenues. To date, our coke customers have satisfied their obligations under these agreements.
Our coke sales agreements contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price is typically fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales.
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
Our steelmaking customers continue to operate in a challenging environment. Imports of finished steel have decreased from approximately 23 percent of domestic steel consumption in 2018 to approximately 19 percent of domestic steel consumption in 2019. Lower imports were replaced by higher production from domestic steel producers. However, the overall profitability of steel producers was affected by downward pressure on steel price. While U.S. Steel restarted both of the blast furnaces at its Granite City Works facility during 2018, in 2019, it announced it will temporarily idle two other blast furnaces in the U.S. Despite these challenging conditions, our customers continue to accept tons in excess of our contract minimums, and due to the take-or-pay nature of our contracts with our customers, the lower prices did not have an impact on our full-year results.
In December 2019, Cleveland-Cliffs, a leading producer of iron ore pellets, announced its intent to acquire AK Steel. The transaction is expected to close in 2020, and we do not currently anticipate any impact to our contracts at Haverhill or Middletown.
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
Logistics Operations
Our logistics business consists of CMT, KRT, Lake Terminal and Dismal River Terminal (“DRT”). CMT, located in Convent, Louisiana, is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually with its top of the line ship loader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal is located in East Chicago, Indiana and provides coal handling and mixing services to our Indiana Harbor cokemaking operations. DRT supports our Jewell cokemaking facility in Vansant, Virginia in its direct procurement of third-party coal.
Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenues by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. See Note 19 to our consolidated financial statements for further discussion of our revenue recognition policies. Logistics services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of arm's-length transactions.
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
API2 and API6 prices declined during 2019 by approximately 37 percent and 27 percent, respectively, driven by reduced demand from Europe and increasing Russian coal supply. While we expect the U.S. to continue to be a significant participant in the seaborne coal trade, export volumes were lower in 2019 as compared to 2018 and are expected to further decline in 2020. The decline in market conditions led to the bankruptcy of one of CMT's major customers, which contributed to, along with other factors, impairment charges discussed further in "Items Impacting Comparability" and in Note 8 to our consolidated financial statements.
Seasonality
Our revenues in our cokemaking business are tied to long-term, take-or-pay contracts and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather.  Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business. Additionally, at CMT, service fluctuates with global thermal coal prices and end market demand. Operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 6.3 million tons of metallurgical coal in 2019. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2020, certain of our metallurgical coal contracts contain an option to reduce our commitment by up to 15 percent, based on coke production requirements. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.
Transportation and Freight
For inbound transportation of metallurgical coal purchases, our facilities that access a single rail provider have long-term transportation agreements, and where necessary, coal-mixing agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. All delivery costs are passed through to the customers.
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements, which are passed through to our customers. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
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
In the past, there have been technologies which have sought to produce carbonaceous substitutes for coke in the blast furnace. While none have proven commercially viable thus far, we monitor the development of competing technologies carefully. We also monitor ferrous technologies, such as direct reduced iron production, as these could indirectly impact our blast furnace customers.
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
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2019, CMT accounted for approximately 40 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 15 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
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
Employees
As of December 31, 2019, we have approximately 895 employees in the U.S. Approximately 39 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. During 2019, the labor agreements at KRT, Lake Terminal and Haverhill were renewed and will expire on April 30, 2022, June 30, 2022 and October 31, 2023, respectively. In addition, during 2019, the labor agreement at Indiana Harbor was retroactively renewed, with an effective date of September 1, 2018 and an expiration date of August 31, 2022.
As of December 31, 2019, we have approximately 276 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2019, the labor agreement at our Vitoria, Brazil facility was renewed for an additional year, and it expires on November 30, 2020.

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
Legal and Regulatory Requirements
Our operations are subject to extensive governmental regulation, including environmental laws, which are a significant factor in our business. The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding

•
Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by each state individually. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. Once all requirements are satisfied, a state or local agency produces an initial draft permit. Generally, the facility reviews and comments on the initial draft. After accepting or rejecting the facility’s comments, the agency typically publishes a notice regarding the issuance of the draft permit and makes the permit and supporting documents available for public review and comment. A public hearing may be scheduled, and the EPA also has the opportunity to comment on the draft permit. The state or local agency responds to comments on the draft permit and may make revisions before a final construction permit is issued. A construction permit allows construction and commencement of operations at the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations. A facility's operating permit may be a state operating permit or a Title V operating permit.

•
Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for new cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area change from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources. Any changes in attainment status for areas where our facilities are located presents a risk that we may be required to install additional pollution controls, which may require us to incur greater operating costs at those facilities.

•
More stringent NAAQS for ambient nitrogen dioxide and sulfur dioxide went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS.

•
In 2012, more stringent NAAQS for fine particulate matter, or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5.

•
In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. Nonattainment designations under the new standard and any future more stringent standard for ozone have two impacts on permitting: (1) demonstrating compliance with the standard using dispersion modeling from a new facility will be more difficult; and (2) facilities operating in areas that become non-attainment areas due to the application of new standards may be required to install Reasonably Available Control Technology (“RACT”). A number of states have filed or joined suits to challenge the EPA’s new standard in court. While we are not able to determine the extent to which this new standard will impact our business at this time, it presents a potential risk of having an impact on our operations and cost structure.

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

•
Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The material from periodic cleaning of heat recovery steam generators has been disposed of as hazardous waste. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste as is typically associated with by-product cokemaking.

Pursuant to a court-mandated deadline, EPA published a proposed rule in December 2019 that does not impose financial assurance requirements for managing hazardous substances on the coal products manufacturing sector under Section 108(b) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA 108(b)”). EPA’s proposal determined that the risks associated with these facilities’ operations are addressed by existing federal and state programs and regulations and modern industry practices. If EPA changes this determination as a result of public comment or any future judicial decisions, CERCLA 108(b) has the potential of requiring us to secure an instrument or otherwise self-insure for an undetermined amount, demonstrate to EPA the proof of the security, and maintain the security until EPA releases facilities from the CERCLA 108(b) regulations.

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

•
Permitting and Bonding for Former Coal Mining Operations. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and applicable state equivalents govern mining permits and reclamation plans, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System.

We currently have no applications pending for new SMCRA permits, but hold several permits for which reclamation is incomplete.
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2019, we had an asset retirement obligation of $4.3 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Further, although specific criteria varies from state to state as to what constitutes an “owner” or “controller” relationship, under SMCRA the responsibility for reclamation or remediation, unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Failure to comply with the regulatory requirements can result in sanctions.

•
Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2019, we have posted $10.2 million in surety bonds or other forms of financial security for future reclamation.

Regulation of Operations

•
Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to particulate matter (“PM”) and sulfur dioxide (“SO2”) and MACT standards. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”), lead ozone and carbon monoxide; GHG rules; the Clean Air Interstate Rule; MACT emissions limits for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016, EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017, but the EPA has yet to publish or propose any residual risk standards. While we are not able to determine the extent to which any new standards will impact our business at this time, it presents a potential risk of having an impact on our operations and cost structure.

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

•
Clean Water Act of 1972. The Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over water discharge permits or licenses that might result in a discharge to their waters. Similarly, for permitting or any future water intake and/or discharge projects, our facilities could be subject to the Army Corps of Engineers Section 404 permitting process.

•
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements. Certain of our wastes are also subject to Department of Transportation regulations for shipping of materials. Any changes to hazardous waste standards or the constituents in the wastes generated at our facilities presents a potential risk of having an impact on our operations and cost structure.

•
Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued an opinion holding that although EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG in most industries. Under this rule, certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia issued a decision on the rule. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP"). On October 9, 2018, the U.S. Supreme Court rejected any further challenges to the decision to repeal the Clean Power Plan. EPA then proposed the Affordable Clean Energy rule as a replacement for the CPP in August 2018, which it finalized in June 2019.

Currently, we do not anticipate these new or existing power plant GHG rules to apply directly to our facilities. However, the impact of current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, actions by the states in implementing these requirements and the indirect impact of carbon regulation on coal prices. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our revenues. Depending on whether another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.

•
Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued. We no longer operate coal mines subject to the Miner Act.

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

•
Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, each U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. Our obligation related to black lung benefits at December 31, 2019 was $55.1 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.

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

Environmental Matters and Compliance
Our failure to comply with the aforementioned requirements may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations, which could in turn have an impact on our financial condition. Please see Note 13 to our consolidated financial statements for a discussion of the Notices of Violation ("NOVs") issued by the EPA and state regulators for our Haverhill, Granite City, and Indiana Harbor cokemaking facilities.
Many other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, natural resource damage claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2019.
Available Information
We make available free of charge on our website, www.suncoke.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (www.sec.gov) that contains our electronically filed information. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines, our Related Persons Transaction Policy and the charters of our Board Committees.
A copy of any of these documents will be provided without charge upon written request to Investor Relations, SunCoke Energy, Inc., 1011 Warrenville Road, Suite 600, Lisle, Illinois 60532.
Executive Officers of the Registrant
Our executive officers and their ages as of February 20, 2020, were as follows:

Michael G. Rippey	62	President and Chief Executive Officer
Fay West	50	Senior Vice President and Chief Financial Officer
Katherine T. Gates	43	Senior Vice President, Chief Legal Officer and Chief Human Resources Officer
P. Michael Hardesty	57	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Allison S. Lausas	40	Vice President, Controller and Treasurer
John F. Quanci	58	Vice President, Chief Technology Officer
Michael G. Rippey. Mr. Rippey was appointed as Chief Executive Officer, President and a director of SunCoke Energy, Inc., effective December 1, 2017. Prior to joining SunCoke, Mr. Rippey served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker) since 2015. From 2014 to 2015, he was Chairman of the Board of ArcelorMittal USA (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA’s President and Chief Executive Officer. Prior to that, he successfully rose through progressively responsible financial, commercial and administrative leadership roles at ArcelorMittal USA and its predecessor companies: (i) from 2005 to 2006, he was Executive Vice President, Sales and Marketing at Mittal Steel USA; (ii) from 2000 to 2005, he was Executive Vice President and Chief Financial Officer at Ispat Inland Inc.; and (iii) from 1998 to 2000, he served as Vice President, Finance and Chief Financial Officer of Ispat Inland Inc. He began his career with Inland Steel Company (a predecessor to ArcelorMittal USA) in 1984. From December 2017 through June 2019, Mr. Rippey served as Chairman, Chief Executive Officer and President of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former master limited partnership. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. (NASDAQ: ZEUS), a $1.7 billion steel service center headquartered in Ohio, where he is a member of the Nominating Committee, and serves as Chair of the Audit and Compliance Committee. In addition to ArcelorMittal USA, Mr. Rippey’s previous board service includes the National Association of Manufacturers and the American Iron & Steel Institute, where he was a past Chairman of the Board.
Fay West. Ms. West was appointed as Senior Vice President and Chief Financial Officer of SunCoke Energy, Inc. in October 2014. Prior to that time, she had been Vice President and Controller of SunCoke Energy, Inc. since February

2011. Prior to joining SunCoke Energy, Inc., she was Assistant Controller at United Continental Holdings, Inc. (an airline holding company) from April 2010 to January 2011. She was Vice President, Accounting and Financial Reporting for PepsiAmericas, Inc. (a manufacturer and distributor of beverage products) from December 2006 through March 2010 and Director of Financial Reporting from December 2005 to December 2006. Ms. West worked at GATX Corporation from 1998 to 2005 in various accounting roles, including Vice President and Controller of GATX Rail Company from 2001 to 2005 and Assistant Controller of GATX Corporation from 2000 to 2001. Ms. West also is a director of Quaker Houghton (a leading global provider of process fluids, chemical specialties, and technical expertise to a wide range of industries), where she serves as chair of the Audit Committee and a member of the Governance Committee. In addition, from July 2012 through June 2019, Ms. West served as a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former master limited partnership subsidiary.
Katherine T. Gates. Ms. Gates was appointed Senior Vice President, Chief Legal Officer and Chief Human Resource Officer effective November 14, 2019. Prior to that she was Senior Vice President, General Counsel and Chief Compliance Officer of SunCoke Energy, Inc. since October 22, 2015. Ms. Gates joined SunCoke in February 2013 as Senior Health, Environment and Safety Counsel. She was promoted to Vice President and Assistant General Counsel in July 2014, where she focused on litigation, regulatory and commercial matters. Ms. Gates began her legal career in private practice as a Partner at Beveridge & Diamond, P.C. She served on the firm’s Management Committee, where she addressed budget, compensation, commercial, and other issues. Ms. Gates also co-chaired the civil litigation section of the firm’s Litigation Practice Group. In addition, from October 2015 through June 2019, Ms. Gates served as a director of SunCoke Energy Partners GP LLC, the general partner of our former master limited partnership subsidiary SunCoke Energy Partners, L.P.
P. Michael Hardesty. Mr. Hardesty was appointed Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke of SunCoke Energy, Inc., effective October 1, 2015. Mr. Hardesty joined SunCoke Energy, Inc. in 2011 as Senior Vice President, Sales and Commercial Operations, and has more than 30 years of experience in the mining industry. Before joining SunCoke, Mr. Hardesty served as Senior Vice President for International Coal Group, Inc. (“ICG”), where he was responsible for leading the sales and marketing functions and was a key member of the executive management team. Prior to ICG, Mr. Hardesty served as Vice President of Commercial Optimization at Arch Coal, where he developed and executed trade strategies, optimized production output and directed coal purchasing activities. He is a past board member and Secretary-Treasurer of the Putnam County Development Authority in West Virginia. In addition, from October 2015 through June 2019, Mr. Hardesty served as a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former master limited partnership subsidiary.
Allison S. Lausas. Ms. Lausas was appointed as Vice President, Finance and Controller of SunCoke Energy, Inc., effective May 3, 2018. In addition, Ms. Lausas was appointed as Treasurer of SunCoke Energy, Inc. on July 31, 2019. Prior to that time, beginning in October 2014, Ms. Lausas was Vice President and Controller of both SunCoke Energy, Inc. and SunCoke Energy Partners GP LLC, the general partner of our former master limited partnership. Ms. Lausas served as Assistant Controller of SunCoke Energy, Inc. prior to 2014. Prior to joining SunCoke Energy, Inc. in 2011, she worked as an auditor at KPMG LLP, an audit, advisory and tax services firm, from 2002 to 2011, where she served both public and private corporations in the consumer and industrial markets.
John F. Quanci. Dr. John F. Quanci joined SunCoke Energy, Inc. in October, 2010, and was appointed to his current position as Vice President, Chief Technology Officer in May 2019. Prior to joining SunCoke, Dr. Quanci was Director, Corporate Technology of Sunoco, Inc. (a leading transportation fuel provider with interests in logistics). Dr. Quanci has over 30 years of domestic and international experience in process research, development, plant optimization, manufacturing, rebuilding/turnarounds, and taking new technologies from ideation to full production. Over the course of his career, Dr. Quanci has managed several major engineering and technology organizations both internal and external to the petroleum industry, including those of: Mobil Research, Mobil Oil, BP/Mobil, Exxon/Mobil, Rodel and Rohm and Haas Electronic Materials (now DuPont Electronic Materials). Dr. Quanci holds a Ph.D. in Chemical Engineering from Princeton University and is a registered Professional Engineer with over one hundred US and international patents and patent applications.

Item 1A.	Risk Factors
In addition to the other information included in this Annual Report on Form 10-K and in our other filings with the SEC, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.
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
The financial performance of our cokemaking and logistics businesses is substantially dependent upon a limited number of customers, and the loss of any of these customers, or any failure by them to perform under their contracts with us, could materially and adversely affect our financial condition, permit compliance, results of operations and cash flows.
Substantially all of our coke sales currently are made pursuant to long-term contracts with AM USA, U.S. Steel and AK Steel, and we expect these three customers to continue to account for a significant portion of our revenues for the foreseeable future. In our logistics business, a significant portion of our revenues and cash flows are derived from our contract with Foresight Energy LLC at CMT, and we expect this customer to continue to account for a significant portion of the revenues of our logistics business for the foreseeable future.
We are subject to the credit risk of our major customers and other parties. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations. During periods of weak demand for steel or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. These and other factors such as labor relations or bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services. See Note 8 to our consolidated financial statements.
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

Adverse developments at our cokemaking and/or logistics operations, including equipment failures or deterioration of assets, may lead to production curtailments, shutdowns, impairments, or additional expenditures, which could have a material adverse effect on our results of operations and financial condition.
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

If any of these conditions or events occur, our cokemaking or logistics operations may be disrupted, operating costs could increase significantly, and we could incur substantial losses. Such disruptions in our operations could materially and adversely affect our financial condition or results of operations.
We face competition, both in our cokemaking operations and in our logistics business, which has the potential to reduce demand for our products and services, and that could have an adverse effect on our financial condition and results of operations.
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

Such competition could reduce demand for our products and services, thus having a material and adverse effect on our financial condition and results of operations.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the air and water; emissions of greenhouse gases, or GHG; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; installation of safety equipment in our facilities; sales of electric power; and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with applicable laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. For a description of certain environmental laws and matters applicable to us and associated risks, see “Item 1. Business-Legal and Regulatory Requirements.”

New or more stringent greenhouse gas emission standards designed to address climate change and physical effects attributed to climate change may adversely affect our operations and impose significant costs on our business and our customers and suppliers.
There is increasing regulatory attention concerning the issue of climate change and the impact of greenhouse gases, particularly from fossil fuels, which are integral to our cokemaking and logistics businesses. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit greenhouse gas emissions, the use of fossil fuels or the effects of climate change. It is not possible to foresee the details of such legislation or regulations or their resulting effects on our business. However, because our coking process is dependent on coal as a raw material and the coking process generates carbon dioxide, we are limited in our ability to reduce our greenhouse gas emissions and could be affected by future regulation of greenhouse gases. Any new regulations, legislation or taxes that affect other industries that use coal or other fossil fuels processed through our terminals could reduce throughput and utilization of our logistics assets. Future legislation or regulation regarding climate change and greenhouse gas emissions could impose significant costs on our business and our customers and suppliers due to increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with these laws and regulations. Failure to comply with these regulations could result in fines to our company and could affect our business, financial condition and results of operations. Additionally, our suppliers may face cost increases to comply with any new legislation or regulations leading to higher costs to us for goods or services.
Climate change may cause changes in weather patterns and increase the frequency or severity of weather events and flooding. An increase in severe weather events and flooding may adversely impact us, our operations, and our ability to procure raw materials and manufacture and transport our products and could result in an adverse effect on our business, financial condition and results of operations. Extreme weather conditions may increase our costs, temporarily impact our production capabilities or cause damage to our facilities. For example, our terminals are located near bodies of water and may be impacted by flooding or hurricanes, disrupting our or our customers' ability to move products. Additionally, extreme cold could prevent coal delivery and unloading at our coke plants, impeding operation, or create a more hazardous outdoor working environment for our employees. Severe weather may also adversely impact our suppliers and our customers and their ability to purchase and transport our products.
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
We may not be able to successfully implement our growth strategies or plans, and we may experience significant risks associated with future acquisitions, investments and/or divestitures. If we are unable to execute our strategic plans, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our future results of operations could be materially and adversely affected.
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
We regularly review strategic opportunities to further our business objectives, and may eliminate assets that do not meet our return-on-investment criteria. The anticipated benefits of divestitures and other strategic transactions may not be realized, or may be realized more slowly than we expected. Such transactions also could result in a number of financial consequences having a material adverse effect on our results of operations and our financial position, including reduced cash balances; higher fixed expenses; the incurrence of debt and contingent liabilities (including indemnification obligations); restructuring charges; loss of customers, suppliers, distributors, licensors or employees; legal, accounting and advisory fees; and impairment charges.
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
Impairment in the carrying value of long-lived assets could adversely affect our business, financial condition and results of operations.
We have a significant amount of long-lived assets on our Consolidated Balance Sheets. Under generally accepted accounting principles, long-lived assets must be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges.
Events and conditions that could result in impairment in the value of our long-lived assets include: the impact of a downturn in the global economy, competition, advances in technology, adverse changes in the regulatory environment, and other factors leading to a reduction in expected long-term sales or profitability, or a significant decline in the trading price of our common stock or market capitalization, lower future cash flows, slower industry growth rates and other changes in the industries in which we or our customers operate.
Risks Related to Indebtedness
SunCoke faces material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have $150.5 million of total consolidated debt maturing. See Note 12 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our credit facilities and other debt documents.
Subject to the limits contained in our credit agreements and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:

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
In addition, the credit agreement governing our credit facilities contains restrictive covenants that limit our ability to engage in activities (such as incurring additional debt) that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. In the event of an acceleration of all our debt, we may not have sufficient cash on hand to repay the indebtedness in full. Such event could materially adversely affect our business, financial condition and results of operations.
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

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our common stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
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
Risks Related to Our Cokemaking Business
If a substantial portion of our agreements to supply coke, electricity, and/or steam are modified or terminated, our cash flows, financial position, permit compliance or results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.
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
From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke, steam, and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke, steam, or electricity from us under long-term agreements. In addition, declarations of bankruptcy by customers can result in changes in our contracts with less favorable terms. If any one or more of these customers were to become financially distressed and unable to pay us, significantly reduce their purchases of coke, steam, or electricity from us, or if we were unable to sell coke or electricity to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance or results of operations may be materially and adversely affected.
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

Certain provisions in our long-term coke agreements may result in economic penalties to us, or may result in termination of our coke sales agreements for failure to meet minimum volume requirements, coal-to-coke yields or other required specifications, and certain provisions in these agreements and our energy sales agreements may permit our customers to suspend performance.
Our agreements for the supply of coke, energy and/or steam, contain provisions requiring us to supply minimum volumes of our products to our customers. To the extent we do not meet these minimum volumes, we are generally required under the terms of our coke sales agreements to procure replacement supply to our customers at the applicable contract price or potentially be subject to cover damages for any shortfall. If future shortfalls occur, we will work with our customer to identify possible other supply sources while we implement operating improvements at the facility, but we may not be successful in identifying alternative supplies and may be subject to paying the contract price for any shortfall or to cover damages, either of which could adversely affect our future revenues and profitability. Our coke sales agreements also contain provisions requiring us to deliver coke that meets certain quality thresholds. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or termination of our agreements. To the extent that we do not meet the coal-to-coke yield standard in an agreement, we are responsible for the cost of the excess coal used in the cokemaking process.
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
Substantially all of the metallurgical coal used to produce coke at our cokemaking facilities is purchased from third-parties under one-year contracts, except for the Jewell facility, which purchases a substantial portion of its metallurgical coal under a five-year contract with prices reset annually. We cannot assure that there will continue to be an ample supply of metallurgical coal available or that these facilities will be supplied without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. If we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources, the failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations and, ultimately, impact the structural integrity of our coke oven batteries.
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
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law requires us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2019, our liabilities for coal workers’ black lung benefits totaled $55.1 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own the following real property:

•
Approximately 1600 acres in Vansant (Buchanan County), Virginia and McDowell County, West Virginia, on which the Jewell cokemaking facility is located, along with the offices, warehouse and support buildings for our Jewell coke affiliates as well as other general property holdings and unoccupied land.

•	Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, at and around the area where the Haverhill cokemaking facility (both the first and second phases) is located.

•
Approximately 45 acres in Granite City (Madison County), Illinois, adjacent to the U.S. Steel Granite City Works facility, on which the Granite City cokemaking facility is located. Upon the earlier of ceasing production at the facility or the end of 2044, U.S. Steel has the right to repurchase the property, including the facility, at the fair market value of the land. Alternatively, U.S. Steel may require us to demolish and remove the facility and remediate the site to original condition upon exercise of its option to repurchase the land.

•	Approximately 250 acres in Middletown (Butler County), Ohio near AK Steel’s Middletown Works facility, on which the Middletown cokemaking facility is located.

•	Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has two terminals for its mixing and/or handling services along the Ohio and Big Sandy Rivers.

•	Approximately 175 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
We lease the following real property:

•
Approximately 90 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and/or mixing facilities (Lake Terminal) that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone. As lessee of the property, we are responsible for restoring the leased property to a safe and orderly condition.

•	Approximately 300 acres of land located in Buchanan County, Virginia, at and around the area where our DRT coal handling terminal is located.

•	Approximately 30 acres in Belle (Kanawha County), West Virginia, on which KRT has a terminal for its mixing and/or handling services along the Kanawha River.

•	Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.
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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2019.

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
Market Information
Shares of our common stock trade under the stock trading symbol “SXC” on the NYSE. The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.
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

Holders
As of February 14, 2020, we had a total of 98,047,389 issued shares and 83,738,638 outstanding shares of our common stock and had 9,826 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2019 and as of February 20, 2020:

Date Declared	Record Date	Dividend Per Share	Payment Date
November 5, 2019	November 19, 2019	$0.0600	December 2, 2019
January 29, 2020	February 18, 2020	$0.0600	March 2, 2020
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Company's Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. During 2019, the Company repurchased $36.1 million of our common stock, or 6.3 million shares, in the open market for an average price of $5.72.
Since December 31, 2019, the Company has repurchased an additional $3.3 million of our common stock, or 0.5 million shares, in the open market for an average share price of $6.25, resulting in the completion of this stock repurchase program.
The following table summarizes the repurchases during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs

October 1 – 31, 2019	1,742,966	$5.62	1,742,966	$16,454,077
November 1 – 30, 2019	1,646,084	$5.19	1,646,084	$7,909,188
December 1 – 31, 2019	850,000	$5.44	850,000	$3,284,883
For the quarter ended December 31, 2019	4,239,050
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

	Years Ended December 31,
	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
	(Dollars in millions, except per share amounts)
Operating Results:
Total revenues	$1,600.3	$1,450.9	$1,331.5	$1,223.3	$1,362.7
Operating (loss) income	$(144.3)	$118.7	$104.2	$97.9	$76.6
Net (loss) income(2)(3)	$(148.4)	$47.0	$103.5	$59.5	$10.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(152.3)	$26.2	$122.4	$14.4	$(22.0)
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(1.98)	$0.40	$1.90	$0.22	$(0.34)
Diluted	$(1.98)	$0.40	$1.88	$0.22	$(0.34)
Dividends paid per share	$0.06	$—	$—	$—	$0.4335
Other Information:
Total assets	$1,753.8	$2,045.3	$2,060.1	$2,120.9	$2,255.5
Long-term debt and financing obligation	$780.0	$834.5	$861.1	$849.2	$997.7
(1)    The results of CMT have been included in the consolidated financial statements since it was acquired on August 12, 2015. CMT contributed the following:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Combined assets	$116.3	$370.9	$394.6	$411.7	$426.1
Revenue	$53.3	$81.3	$71.1	$62.7	$28.6
Operating (loss) income	$(218.2)	$40.2	$42.3	$46.5	$18.4
The 2019 results reflect Murray American Coal, Inc.'s bankruptcy and the rejection of its take-or-pay contract, which resulted in the absence of approximately $30 million of take-or-pay revenues. Additionally, in September 2019, the Company recorded a non-cash, pretax asset impairment charge to the Logistics segment of $247.4 million, or $178.3 million, net of tax. See Note 8 to our consolidated financial statements.

(2)
On June 27, 2018, the Company sold its investment in VISA SunCoke Limited ("VISA SunCoke"), resulting in a net $5.4 million loss from equity method investment. During 2015, we recorded other-than-temporary impairment charges on our investment in VISA SunCoke of $19.4 million, which brought our investment in VISA SunCoke to zero.

(3)
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to the most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item and Note 20 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2019 Overview
Our consolidated results of operations in 2019 were as follows:

Year Ended December 31, 2019
(Dollars in millions)
Net loss	$(148.4)
Net cash provided by operating activities	$181.9
Adjusted EBITDA	$247.9
The Company delivered against our key objectives in 2019, including:

•
Achieved revised financial objectives. The net loss in 2019 reflects the impact of the asset impairment charges to the Logistics segment discussed in "Items Impacting Comparability." We delivered Adjusted EBITDA of $247.9 million, which was within our revised guidance $240 million to $250 million, and operating cash flow of $181.9 million, which was above our revised guidance of $150 million to $160 million. Our revised guidance reflected the impacts to the Logistics segment resulting from the bankruptcy of Murray American Coal, Inc. ("Murray") and the rejection of its take-or-pay contract. Domestic Coke delivered strong results, mitigating the impact of challenges faced by our Logistics customers.

•
Completed last phase of oven rebuilds at Indiana Harbor. With the completion of the final phase of our multi-year oven rebuild campaign at our Indiana Harbor cokemaking facility, we delivered Adjusted EBITDA of $24.4 million on 1,046 thousand tons of coke sales, exceeding our expectation of Adjusted EBITDA of $22 million on 1,025 thousand tons of coke sales. The 2019 oven rebuilds cost approximately $44 million, including capital expenditures of $35 million. These costs were below our expectation of between $50 million to $60 million, including capital expenditures of $40 million to $48 million.

•
Completed the Simplification Transaction. On June 28, 2019, we acquired all of the outstanding common units of SunCoke Energy Partners, L.P. ("the Partnership") not already owned by SunCoke in exchange for newly issued SunCoke common shares (the "Simplification Transaction"). The successful completion of the Simplification Transaction provided immediate value to our shareholders and will allow the Company to maximize capital allocation strategies in the future. Our simplified structure also allows financial flexibility for growth opportunities and eliminates the qualifying income limitations of a master limited partnership on growth.

•
Pursued balanced capital allocation. Simplifying SunCoke’s structure has enabled us to utilize our solid cash flow to execute a balanced capital allocation strategy in 2019. We returned meaningful capital to shareholders through the repurchase of 6.3 million shares during 2019 for $36.3 million and the declaration and payment of a dividend of $0.06 per share during the fourth quarter of 2019. Additionally, we extinguished approximately $58 million of debt in 2019 and remained focused on further strengthening our balance sheet and leverage ratio consistent with our long-term debt to Adjusted EBITDA target of 3.0 times. We believe these activities demonstrated SunCoke's financial flexibility to maximize long-term shareholder value.

•
Delivered operational excellence and optimized our asset base. We continued to improve operational performance across our cokemaking operations. Our strong 2019 Domestic Coke results reflected the improved operating performance of the fully rebuilt ovens at our Indiana Harbor facility as well as the benefit of lower outage work at our Granite City cokemaking facility. Despite lower volumes resulting from the challenges faced by our Logistics customers, our terminals continued to operate efficiently and safely throughout 2019.

Our Focus and Outlook for 2020
During 2020, our primary focus will be to:

•
Achieve financial objectives. We expect to deliver Adjusted EBITDA of between $235 million and $245 million and operating cash flow of between $170 million and $185 million. With the final phase of the oven rebuild campaign complete, we anticipate Indiana Harbor will produce at near nameplate coke capacity and generate run-rate Adjusted EBITDA of approximately $50 million in 2020. Our anticipated improvement in Domestic Coke Adjusted EBITDA is expected to be more than offset by the impact of lower volumes in our Logistics business, driven by the expectation of lower renegotiated volumes and rates with Foresight Energy LLC ("Foresight").

•
Deliver operations excellence and optimize asset base. We continue to expect strong operational and safety performance while optimizing asset utilization, as well as successfully executing on our 2020 capital plan. We plan to spend between $70 million and $80 million on capital expenditures in 2020, which is our expectation for normal on-going capital expenditure levels.

•
Acquire new customers and develop business at CMT. We are focused on revitalizing CMT with new product and customer mix. CMT is an attractive terminal for various types of customers since it is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets. Repositioning CMT from primarily a coal export terminal to a broad-based and diversified terminal will be critical for the continued success of our logistics business.

•
Position coke business for long-term success. The contracts at our Jewell and Haverhill Phase I cokemaking facilities both expire in December 2020. The successful negotiation of these contracts with favorable terms to SunCoke will be a key initiative for our organization in 2020.

•
Pursue balanced capital allocation. In 2019, we made significant progress on our capital allocation initiatives by reducing our debt, investing in our assets and returning meaningful capital to our shareholders. We expect to continue to execute against these capital allocation priorities of reducing debt in 2020.

Items Impacting Comparability

•
Simplification Transaction. The Partnership owns our Haverhill, Middletown, and Granite City cokemaking facilities and Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in the Partnership, a then publicly traded master limited partnership, as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all 17,727,249 outstanding common units of the Partnership not already owned by SunCoke in exchange for 24,818,149 newly issued SunCoke common shares in the Simplification Transaction. Additionally, the final pro-rated quarterly Partnership distribution was settled with 635,502 newly issued SunCoke common shares. Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp., which is also a wholly-owned subsidiary of the Company.

The Simplification Transaction was accounted for as a non-cash equity transaction, and no gain or loss was recognized in our Consolidated Statements of Operations for this transaction. The Company incurred transaction costs totaling $11.0 million, of which $5.4 million were incurred by SunCoke and were capitalized as a reduction to additional paid-in capital on the Consolidated Balance Sheets. The remaining transaction costs were incurred by the Partnership resulting in $4.9 million and $0.4 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2019, and 2018, respectively. Subsequent to the closing of the Simplification Transaction, SunCoke incurred $0.3 million of legal and consulting costs, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations. All transaction costs were excluded from Adjusted EBITDA.
With the closing of the Simplification Transaction, the income previously attributable to noncontrolling interest in the Partnership became 100 percent attributable to SunCoke and, therefore, will now be taxable to the Company.

•
Adverse Logistics Customer Developments. A significant portion of our logistics business has historically been from long-term, take-or-pay contracts with Murray and Foresight, which have been adversely impacted by declining coal export prices and domestic demand.

On October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT. The bankruptcy court issued an order authorizing Murray's motion to reject the contract on December 3, 2019, which was effective as of the bankruptcy petition date. While the Company intends to pursue all remedies in bankruptcy court, we do not anticipate any future coal export volumes from Murray. No take-or-pay revenues related to Murray volume shortfalls were recorded in 2019.
During 2019, Foresight engaged outside counsel and financial advisors to assess restructuring options. On October 1, 2019, Foresight elected to exercise its 30 day grace period on its third quarter interest payment to its lenders. The grace period was subsequently extended to February 28, 2020. We expect to renegotiate Foresight's contract and anticipate this will result in lower volumes and lower rates in 2020.
As a result of these developments, the Company recorded non-cash, pre-tax impairment charges to the Logistics segment on the Consolidated Statements of Operations of $247.4 million, of which $73.5 million represented a full write-down of the Logistics goodwill balance, as well as a $113.3 million impairment of CMT's long-lived intangible assets and a $60.6 million impairment of CMT's properties, plants and equipment. See Note 8 to our consolidated financial statements. These non-cash impairment charges resulted in a $69.1 million income tax benefit in 2019.

•
Tax Legislation. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. As a result, in 2017, SunCoke recorded net income tax benefits of $154.7 million, of which $125.0 million was attributable to the Company, resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. During 2018, based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a $4.8 million benefit on the consolidated Statements of Operations. See Note 5 to our consolidated financial statements.

•
Divestiture of India Equity Method Investment. On June 27, 2018, the Company sold its 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, the Company recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment in 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015.

Consolidated Results of Operations
    The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. See "Analysis of Segment Results" later in this section for further details of these results. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,600.3	$1,450.9	$149.4
Costs and operating expenses
Cost of products sold and operating expenses	1,277.6	1,124.5	153.1
Selling, general and administrative expenses	75.8	66.1	9.7
Depreciation and amortization expense	143.8	141.6	2.2
Long-lived asset and goodwill impairment(1)	247.4	—	247.4
Total costs and operating expenses	1,744.6	1,332.2	412.4
Operating (loss) income	(144.3)	118.7	(263.0)
Interest expense, net	60.3	61.4	(1.1)
(Gain) loss on extinguishment of debt, net	(1.5)	0.3	(1.8)
(Loss) income before income tax (benefit) expense and loss from equity method investment	(203.1)	57.0	(260.1)
Income tax (benefit) expense	(54.7)	4.6	(59.3)
Loss from equity method investment(1)	—	5.4	(5.4)
Net (loss) income	(148.4)	47.0	(195.4)
Less: Net income attributable to noncontrolling interests	3.9	20.8	(16.9)
Net (loss) income attributable to SunCoke Energy, Inc.	$(152.3)	$26.2	$(178.5)

(1)	See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased in 2019 as compared to 2018, primarily due to the pass-through of higher coal prices and higher sales volumes in our Domestic Coke segment. These benefits were slightly offset by lower sales volumes in our Logistics segment, resulting in lower revenue and lower margins. Costs of products sold and operating expenses further increased in 2019 due to costs associated with high water levels in our logistics business.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expense in 2019 as compared to 2018 was driven by $5.5 million of higher costs associated with our legacy black lung liabilities as well as costs associated with the Simplification Transaction of $5.2 million. These increases in expense were partially offset by lower legal costs.
Depreciation and Amortization Expense. The increase in depreciation and amortization expense during 2019 was driven by depreciation expense on the completed oven rebuilds at Indiana Harbor and gas sharing project at Granite City, which was partially offset by $2.8 million of lower depreciation and amortization expense as a result of the impairment to our Logistics assets.
Interest Expense, net. Weighted average debt balances during 2019 and 2018 were $845.0 million and $883.8 million, respectively. Related interest expense during 2019 and 2018 was $60.5 million and $62.6 million, respectively, or weighted average interest rates of 7.16 percent and 7.09 percent, respectively. Interest expense in 2019 reflects the impact of lower debt balances as the Company extinguished approximately $58 million of debt during 2019.

Income Taxes. The income tax benefit recorded was $54.7 million in 2019, while 2018 had an income tax expense of $4.6 million. The periods presented are not comparable as 2019 included non-cash, pre-tax impairment charges recorded to our Logistics assets, which resulted in a $69.1 million income tax benefit. The Company's effective tax rate was 26.9 percent and 8.0 percent during 2019 and 2018, respectively. The change in our effective tax rate reflects the impact of the Simplification Transaction as well as the absence of a $4.8 million favorable valuation allowance adjustment recorded in 2018. See "Items Impacting Comparability" for additional discussion.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders' interest in the Partnership prior to the closing of the Simplification Transaction as well as a third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net income (loss) attributable to noncontrolling interest.

	Years Ended December 31,
	2019	2018
Net income attributable to the Partnership's common public unitholders(1)	$2.6	$21.6
Net income (loss) attributable to third-party interest in our Indiana Harbor cokemaking facility(2)	1.3	(0.8)
Net income attributable to noncontrolling interest	$3.9	$20.8

(1)	The decrease during 2019 as compared to 2018 is due to the Simplification Transaction, which closed on June 28, 2019, whereby all publicly held units were acquired by SunCoke.
(2) The increase during 2019 as compared to 2018 is due to improved profitability at Indiana Harbor driven by higher volumes and improved performance from the rebuilt ovens.
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
Management believes Adjusted EBITDA is an important measure of operating performance and uses it as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 20 to our consolidated financial statements.

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,489.1	$1,308.3	$180.8
Brazil Coke	38.4	40.4	(2.0)
Logistics	72.8	102.2	(29.4)
Logistics intersegment sales	26.3	24.5	1.8
Elimination of intersegment sales	(26.3)	(24.5)	(1.8)
Total sales and other operating revenue	$1,600.3	$1,450.9	$149.4
Adjusted EBITDA(1):
Domestic Coke	$226.7	$207.9	$18.8
Brazil Coke	16.0	18.4	(2.4)
Logistics	42.6	72.6	(30.0)
Corporate and Other, including legacy costs, net(2)	(37.4)	(35.7)	(1.7)
Adjusted EBITDA	$247.9	$263.2	$(15.3)
Coke Operating Data:
Domestic Coke capacity utilization (%)	98	95	3
Domestic Coke production volumes (thousands of tons)	4,168	4,016	152
Domestic Coke sales volumes (thousands of tons)	4,171	4,033	138
Domestic Coke Adjusted EBITDA per ton(3)	$54.35	$51.55	2.80
Brazilian Coke production—operated facility (thousands of tons)	1,641	1,768	(127)
Logistics Operating Data:
Tons handled (thousands of tons)(4)	21,053	26,605	(5,552)

(1)
See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the years ended December 31, 2019, 2018 and 2017.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $11.2 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

(4)	Reflects inbound tons handled during the period.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2019 vs. 2018	2019 vs. 2018
	(Dollars in millions)
Beginning	$1,308.3	$207.9
Volumes(1)	33.9	6.5
Coal cost recovery and yields(2)	149.3	1.3
Operating and maintenance costs(3)	1.4	10.6
Energy and other	(3.8)	0.4
Ending	$1,489.1	$226.7

(1)	Sales volumes increased 138 thousand tons in 2019, primarily due to improved operating performance at Indiana Harbor.

(2)	The increase in revenues reflects the pass through of higher coal prices.

(3)	Adjusted EBITDA benefited in the current year period from the absence of certain outage work, which adversely impacted Adjusted EBITDA in 2018.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	2019 vs. 2018	2019 vs. 2018
	(Dollars in millions)
Beginning	$126.7	$72.6
Transloading volumes(1)	(28.1)	(26.5)
Price/margin impact of mix in transloading services	3.2	3.2
Other(2)	(2.7)	(6.7)
Ending	$99.1	$42.6

(1)
Lower volumes were due to the decline in thermal coal export pricing, which adversely impacted certain logistics customers and contributed to the bankruptcy of Murray and the rejection of its take-or-pay contract with us. Consequently, no take-or-pay revenues related to Murray volume shortfalls were recorded in 2019. See "Items Impacting Comparability" for additional details.

(2)	Adjusted EBITDA was negatively affected by increased mooring costs resulting from high water levels throughout 2019.

Brazil Coke
Sales and other operating revenue decreased $2.0 million, or 5.0 percent, to $38.4 million in 2019 compared to $40.4 million in 2018, due to lower volumes at our customer's request, which also resulted in lower production bonuses.
Adjusted EBITDA decreased $2.4 million, or 13.0 percent, to $16.0 million in 2019 compared to $18.4 million in 2018, due to lower volumes and lower production bonuses discussed above.
Corporate and Other
Corporate and Other expenses, which include costs related to our legacy coal mining business, increased $1.7 million, or 4.8 percent, to $37.4 million in 2019 as compared to $35.7 million in 2018. This increase was driven by $5.5 million of higher costs associated with our legacy black lung liabilities further discussed in "Critical Accounting Policies," mostly offset by lower legal costs.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of December 31, 2019, we had $97.1 million of cash and cash equivalents and $244.5 million of borrowing availability under our Revolving Facility.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$181.9	$185.8
Net cash used in investing activities	(109.8)	(95.8)
Net cash used in financing activities	(120.7)	(64.5)
Net (decrease) increase in cash and cash equivalents	$(48.6)	$25.5
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $3.9 million to $181.9 million in 2019 as compared to 2018. The absence of take-or-pay revenues from Murray was mostly offset by the improved operating performance of our domestic cokemaking operations as well as a favorable year-over-year change of approximately $10 million in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by the timing of coal purchases in the fourth quarter of 2019.
Cash Used in Investing Activities
Net cash used in investing activities increased $14.0 million to $109.8 million in 2019 as compared to 2018. The current year period included higher capital spending of $9.8 million as compared to the prior year, which is primarily the result of capital spending for certain upgrades in order to improve the long-term reliability and operational performance of our assets. The change also reflects the absence of $4.0 million of cash received for the sale of the India equity method investment in the prior year period.
Cash Used in Financing Activities
Net cash used in financing activities was $120.7 million in 2019. In 2019, the Company reduced total debt by $58.5 million for total cash payments of $55.1 million and also paid $2.1 million of related debt issuance costs. Additionally, the Company repurchased shares for total cash payments of $36.3 million under the repurchase program discussed in Item 5 of Part II to our consolidated financial statements and paid dividends to stockholders of $5.1 million. The Partnership made distribution payments to public unitholders of $14.2 million prior to the Simplification Transaction, and the Company made payments of $5.1 million in connection with the Simplification Transaction.

Net cash used in financing activities was $64.5 million in 2018, and was primarily related to the Partnership's distribution payments to public unitholders of $31.9 million, repayments on the Partnership's Revolver of $25.0 million, the Company's purchase of outstanding Partnership common units for $4.2 million and repayments on the Financing Obligation of $2.6 million.
Dividends
On November 5, 2019, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on December 2, 2019, to stockholders of record on November 19, 2019.
Additionally, on January 29, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on March 2, 2020, to stockholders of record on February 18, 2020.
Share Repurchase Programs
During 2019, the Company repurchased $36.1 million of our common stock, or 6.3 million shares, in the open market for an average price of $5.72.
Since December 31, 2019, the Company has repurchased an additional $3.3 million of our common stock, or 0.5 million shares, in the open market for an average share price of $6.25, resulting in the completion of this stock repurchase program.
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
Covenants
As of December 31, 2019, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the consolidated financial statements for details on debt covenants.
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

The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Ongoing capital(1)	$94.2	$69.7
Environmental remediation project(2)	15.9	29.8
Expansion capital	—	0.8
Total capital expenditures	$110.1	$100.3

(1)
Includes $34.8 million and $33.6 million of capital expenditures in connection with the oven rebuild initiative at our Indiana Harbor facility for the years ended December 31, 2019 and 2018, respectively.

(2)
Includes $2.3 million and $3.2 million of interest capitalized in connection with the Granite City gas sharing project for the years ended December 31, 2019 and 2018, respectively. The gas sharing projects were completed in June 2019, and we do not anticipate any further capital expenditures.

In 2020, we expect our capital expenditures to be between $70 million and $80 million.

Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2019:

		Payment Due Dates
	Total	2020	2021-2022	2023-2024	Thereafter
	(Dollars in millions)
Total borrowings:(1)
Principal	$800.5	$2.9	$4.3	$143.3	$650.0
Interest	291.6	54.6	108.5	106.2	22.3
Operating leases(2)	14.1	2.3	3.9	2.6	5.3
Purchase obligations:
Coal(3)	671.3	671.3	—	—	—
Transportation and coal handling(4)	75.5	27.5	17.8	13.6	16.6
Other(5)	7.5	2.4	3.3	1.8	—
Total	$1,860.5	$761.0	$137.8	$267.5	$694.2

(1)
At December 31, 2019, debt consists of $650.0 million of 2025 Senior Notes, $7.2 million of Financing Obligation and $143.3 million of Revolving Facility. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2019.

(2)	Our operating leases include land, office space, equipment, railcars and locomotives. See Note 14 to our consolidated financial statements.

(3)
Certain coal procurement contracts included in the table above were not executed at December 31, 2019. These contracts were approximately $30 million of purchase obligations and were finalized in the first quarter of 2020.

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
Off-Balance Sheet Arrangements
We have letters of credit disclosed in Note 12 to the consolidated financial statements as well as short-term leases discussed in Note 14 to the consolidated financial statements. Additionally, we had outstanding surety bonds with third parties of approximately $23 million as of December 31, 2019 to secure reclamation and other performance commitments. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.

Impact of Inflation
Although the impact of inflation has been relatively low in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace properties, plants, and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulations and existing agreements, we have generally passed along increased costs due to inflation to our customers in the form of higher fees and we expect to continue this practice.
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) accounting for impairments of goodwill and long-lived assets and (2) black lung benefit obligations. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
Accounting for Impairments
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is tested for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Logistics segment was zero and $73.5 million at December 31, 2019 and December 31, 2018, respectively.
A significant portion of our logistics business has historically held long-term, take-or-pay contracts with Murray and Foresight, which have been adversely impacted by declining coal export prices and domestic demand. On October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT, which was subsequently authorized by the bankruptcy court. In addition, during the third quarter Foresight engaged outside counsel and financial advisors to assess restructuring options and has elected to exercise its grace period on its third quarter interest payment to its lenders, which was subsequently extended to February 28, 2020.
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to perform its annual goodwill test as of September 30, 2019. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pre-tax impairment charge to the Logistics segment on the Consolidated Statements of Operations during 2019, which represents a full impairment of the Logistics goodwill balance.
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

As a result of our logistics customers' events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 18 to our consolidated financial statements. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets and property, plants and equipment of $113.3 million and $60.6 million, respectively.
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
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2019	2018
Discount rate(1)	2.9%	4.0%
Active claims	324	345
Total black lung liability (dollars in millions)(2)	$55.1	$49.4
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.3 million in 2019.
(2) The current portion of the black lung liability was $4.6 million and $4.5 million at December 31, 2019 and 2018, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Payments	$5.2	$6.3	$7.4
Expense(1)	$10.9	$5.4	$7.5

(1)	Expense during 2019 reflects the impact of lower discount rates and an increase in expected future claims as a result of higher refiling and approval rate assumptions.
Recent Accounting Standards
See Note 2 to our consolidated financial statements.

Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for 2019, 2018 and 2017.
Below is a reconciliation of 2020 Adjusted EBITDA guidance from its closest GAAP measure:

	2020
	Low	High
Net income	$33	$43
Add:
Depreciation and amortization expense	132	128
Interest expense, net	58	58
Income tax expense	12	16
Adjusted EBITDA	$235	$245
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	7	7
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$228	$238

(1)	Reflects non-controlling interest in Indiana Harbor.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors,” "Quantitative and Qualitative Disclosures About Market Risk" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions based on information currently available. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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

•	the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;

•	risks related to environmental compliance;

•	our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;

•	risks related to labor relations and workplace safety;

•	availability of skilled employees for our cokemaking, and/or logistics operations, and other workplace factors;

•	our ability to service our outstanding indebtedness;

•	our indebtedness and certain covenants in our debt documents;

•	our ability to comply with the covenants and restrictions imposed by our financing arrangements;

•	changes in the availability and cost of equity and debt financing;

•	impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;

•	competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;

•	our dependence on, relationships with, and other conditions affecting our customers;

•	our dependence on, relationships with, and other conditions affecting our suppliers;

•	nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;

•	changes in credit terms required by our suppliers;

•	our ability to secure new coal supply agreements or to renew existing coal supply agreements;

•	effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;

•
our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for handling services of coal and other aggregates (including transportation, storage and mixing);

•	our ability to enter into new, or renew existing, agreements upon favorable terms for logistics services;

•	our ability to successfully implement domestic and/or international growth strategies;

•	our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;

•	our ability to realize expected benefits from investments and acquisitions;

•	our ability to enter into joint ventures and other similar arrangements under favorable terms;

•	our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

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

•	changes in federal, state, or local tax laws or regulations, including the interpretations thereof;

•	claims of noncompliance with any statutory or regulatory requirements;

•	changes in insurance markets impacting cost, level and/or types of coverage available, and the financial ability of our insurers to meet their obligations;

•	inadequate protection of our intellectual property rights;

•	volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business; and

•	historical consolidated financial data may not be reliable indicators of future results.
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
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales. Therefore, we are subject to market risk to the extent the cost to procure coal at Jewell differs from the amount allowable to be passed through to our customer based on Haverhill's coal price.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2019 and 2018, the daily average outstanding balance on borrowings with variable interest rates was $152.1 million and $172.5 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.8 million and $0.9 million in 2019 and 2018, respectively. At December 31, 2019, we had outstanding borrowings with variable interest rates of $143.3 million under the Revolving Facility.
At December 31, 2019 and 2018, we had cash and cash equivalents of $97.1 million and $145.7 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.6 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazilian real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in both 2019 and 2018 would have been approximately $0.4 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018 the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and its subsequent amendments.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the fair value for the Logistics reporting unit
As discussed in Note 8 to the consolidated financial statements, the Company assessed goodwill in the Logistics reporting unit for impairment. As of September 30, 2019, the Company concluded the fair value of its Logistics reporting unit was below its carrying value and recorded a $73.5 million impairment charge. The Company determined the fair value of the Logistics reporting unit using a discounted cash flow analysis.
We identified assessment of the fair value of the Logistics reporting unit as a critical audit matter. The determination of the fair value required the use of cash flow and discount rate assumptions. Auditor judgment was required to evaluate the Company’s estimation of forecasted volumes and rates on existing contracts and incremental business, which included the Company’s use of historical data, industry data impacting expected volumes, and average handling prices. In addition, the discounted cash flow analysis included a discount rate assumption for which there was limited observable market information, and the calculated fair value of the Logistics reporting unit was sensitive to possible changes to this assumption.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of cash flows of the Logistics reporting unit and the discount rate. We evaluated the Company’s cash flow assumptions, by comparing the assumptions to current and historical volume levels and pricing. We performed sensitivity analyses over the assumptions for forecasted volumes and rates and the discount rate to assess their impact on the fair value of the Logistics reporting unit. We compared the Company’s historical estimates of volumes and rates to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•	evaluating the Company’s discount rate by comparing the inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate

•	testing the estimate of the Logistics reporting unit fair value using the reporting unit’s cash flow assumptions and discount rate, and compared the results to the Company’s fair value estimate.
Evaluation of the Company’s estimated black lung benefit liability
As discussed in Note 13 to the consolidated financial statements, as of December 31, 2019, the Company’s black lung benefit liability was $55.1 million. The Company, with the assistance of an external expert, estimated the liability using an actuarial model with several assumptions.
We identified the evaluation of the Company’s estimated black lung benefit liability as a critical audit matter. There was a high degree of subjectivity and sensitivity in evaluating the actuarial model and certain assumptions in the actuarial model. The actuarial model included internally developed assumptions related to expected claim filing patterns and expected claimant success rates. There was limited market information from which to develop the model and these assumptions, and therefore subjective auditor judgment was required to evaluate the relevance and reliability of internally developed information.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the black lung benefit liability, including controls related to the development of assumptions related to the expected claim filing patterns and claimant success rates. We evaluated the Company’s assumptions related to expected claim filing patterns and the claimant success rates by comparing the assumptions to industry filing patterns and claimant success rates. We performed sensitivity analyses over the expected claim filing patterns and claimant success rate assumptions to assess their impact on the Company’s estimated black lung liability. We compared the Company’s historical black lung payment estimates to actual payments to assess the accuracy of previous estimates related to its black lung benefit liability. In addition, we involved actuarial professionals with specialized skills and knowledge who assisted in evaluating the model and the expected claim filing patterns and expected claimant success rates assumptions used by the Company to estimate its black lung benefit liability by comparing the model and assumptions to industry standards.
Assessment of impairment of long-lived assets at Convent Marine Terminal
As discussed in Note 8 to the consolidated financial statements, in 2019 the Company assessed the Convent Marine Terminal (CMT) long-lived assets for impairment. The fair value of the asset group was lower than the carrying value, resulting in an impairment charge of $173.9 million. The Company determined the fair value of the CMT asset group based on discounted cash flows and asset replacement cost with related adjustments for capacity utilization.
We identified the assessment of the impairment of the Convent Marine Terminal as a critical audit matter. In part, the calculation of the impairment is based on the estimated fair value of the Convent Marine Terminal. Auditor judgment was required to evaluate the Company’s estimation of forecasted volumes and rates on existing contracts and incremental business, which included the Company’s use of historical data, industry data impacting expected volumes, and average handling prices. In addition, the discounted cash flow analysis included a discount rate assumption for which there was limited observable market information, and the calculated fair value of the Convent Marine Terminal was sensitive to possible changes to this assumption. Additionally, the estimate of asset replacement cost included adjustments for capacity utilization for which there was limited observable market information.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-lived asset impairment assessment process, including controls related to the development of cash flows of the CMT asset group, the discount rate, asset replacement cost and adjustments for capacity utilization. We evaluated the Company’s cash flow assumptions, including those related to forecasted volumes and rates on existing contracts and incremental merchant business, by comparing the assumptions to current and historical volume levels and pricing. We performed sensitivity analyses over the cash flow and discount rate assumptions to assess their impact on the Company’s determination of the fair value of the Convent Marine terminal. We compared the Company’s historical estimates of cash flows to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•
evaluating the Company’s discount rate by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate to the Company’s discount rate

•
evaluating the asset replacement cost and related adjustments for capacity utilization by comparing the asset replacement cost and related adjustments for capacity utilization to publicly available data for comparable asset groups

•
testing the estimate of the Convent Marine Terminal’s fair value using the Company’s cash flow assumptions and discount rate, and compared the results of our estimate of fair value to the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.

Chicago, Illinois
February 20, 2020
SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,600.3	$1,450.9	$1,331.5
Costs and operating expenses
Cost of products sold and operating expenses	1,277.6	1,124.5	1,020.1
Selling, general and administrative expenses	75.8	66.1	79.0
Depreciation and amortization expense	143.8	141.6	128.2
Long-lived asset and goodwill impairment	247.4	—	—
Total costs and operating expenses	1,744.6	1,332.2	1,227.3
Operating (loss) income	(144.3)	118.7	104.2
Interest expense, net	60.3	61.4	61.9
(Gain) loss on extinguishment of debt, net	(1.5)	0.3	20.4
(Loss) income before income tax (benefit) expense and loss from equity method investment	(203.1)	57.0	21.9
Income tax (benefit) expense	(54.7)	4.6	(81.6)
Loss from equity method investment	—	5.4	—
Net (loss) income	(148.4)	47.0	103.5
Less: Net income (loss) attributable to noncontrolling interests	3.9	20.8	(18.9)
Net (loss) income attributable to SunCoke Energy, Inc.	$(152.3)	$26.2	$122.4
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(1.98)	$0.40	$1.90
Diluted	$(1.98)	$0.40	$1.88
Weighted average number of common shares outstanding:
Basic	76.8	64.7	64.3
Diluted	76.8	65.5	65.2

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net (loss) income	$(148.4)	$47.0	$103.5
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax expense of zero for all years)	—	(0.1)	0.2
Retirement benefit plans funded status adjustment (net of related tax benefit (expense) of $0.3 million, ($0.2) million and $0.3 million, respectively)	(0.7)	0.6	(0.8)
Currency translation adjustment	(0.6)	(1.4)	(0.5)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	9.0	—
Comprehensive (loss) income	(149.7)	55.1	102.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.9	20.8	(18.9)
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(153.6)	$34.3	$121.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$97.1	$145.7
Receivables, net	59.5	75.4
Inventories	147.0	110.4
Income tax receivable	2.2	0.7
Other current assets	2.5	2.8
Total current assets	308.3	335.0
Properties, plants and equipment (net of accumulated depreciation of $903.7 million and $855.8 million at December 31, 2019 and 2018, respectively)	1,390.2	1,471.1
Goodwill	3.4	76.9
Other intangible assets, net	34.7	156.8
Deferred charges and other assets	17.2	5.5
Total assets	$1,753.8	$2,045.3
Liabilities and Equity
Accounts payable	$142.4	$115.0
Accrued liabilities	47.0	45.6
Deferred revenue	0.3	3.0
Current portion of long-term debt and financing obligation	2.9	3.9
Interest payable	2.2	3.6
Total current liabilities	194.8	171.1
Long-term debt and financing obligation	780.0	834.5
Accrual for black lung benefits	50.5	44.9
Retirement benefit liabilities	24.5	25.2
Deferred income taxes	147.6	254.7
Asset retirement obligations	14.4	14.6
Other deferred credits and liabilities	23.6	17.6
Total liabilities	1,235.4	1,362.6
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2019 and 2018	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,047,389 and 72,233,750 shares at December 31, 2019 and 2018, respectively	1.0	0.7
Treasury stock, 13,783,182 and 7,477,657 shares at December 31, 2019 and 2018, respectively	(177.0)	(140.7)
Additional paid-in capital	712.1	488.8
Accumulated other comprehensive loss	(14.4)	(13.1)
Retained (deficit) earnings	(30.1)	127.4
Total SunCoke Energy, Inc. stockholders' equity	491.6	463.1
Noncontrolling interests	26.8	219.6
Total equity	518.4	682.7
Total liabilities and equity	$1,753.8	$2,045.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(148.4)	$47.0	$103.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Long-lived asset and goodwill impairment	247.4	—	—
Depreciation and amortization expense	143.8	141.6	128.2
Deferred income tax benefit	(63.1)	(3.4)	(87.2)
Payments in excess of expense for postretirement plan benefits	(1.9)	(2.4)	(1.8)
Share-based compensation expense	4.5	3.1	4.8
(Gain) loss on extinguishment of debt, net	(1.5)	0.3	20.4
Loss from equity method investment	—	5.4	—
Changes in working capital pertaining to operating activities:
Receivables, net	15.9	(6.9)	(7.8)
Inventories	(36.6)	0.6	(18.5)
Accounts payable	23.5	(0.7)	11.7
Accrued liabilities	0.3	(7.3)	2.6
Deferred revenue	(2.7)	1.3	(0.8)
Interest payable	(1.4)	(1.8)	(10.8)
Income taxes	(1.5)	4.5	(0.2)
Other	3.6	4.5	4.4
Net cash provided by operating activities	181.9	185.8	148.5
Cash Flows from Investing Activities:
Capital expenditures	(110.1)	(100.3)	(75.6)
Return of Brazilian investment	—	—	20.5
Sale of equity method investment	—	4.0	—
Other investing activities	0.3	0.5	—
Net cash used in investing activities	(109.8)	(95.8)	(55.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	45.0	693.7
Repayment of long-term debt	(90.5)	(45.7)	(644.9)
Debt issuance costs	(2.1)	(0.5)	(17.4)
Proceeds from revolving facility	408.6	179.5	350.0
Repayment of revolving facility	(370.3)	(204.5)	(392.0)
Repayment of financing obligation	(2.9)	(2.6)	(2.5)
Cash distributions to noncontrolling interests	(14.2)	(31.9)	(47.0)
Acquisition of additional interest in the Partnership	—	(4.2)	(48.7)
Shares repurchased	(36.3)	—	—
Dividends paid	(5.1)	—	—
Other financing activities	(7.9)	0.4	1.1
Net cash used in financing activities	(120.7)	(64.5)	(107.7)
Net (decrease) increase in cash and cash equivalents	(48.6)	25.5	(14.3)
Cash, cash equivalents and restricted cash at beginning of year	145.7	120.2	134.5
Cash and cash equivalents at end of year	$97.1	$145.7	$120.2
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $2.3 million, $3.2 million and $1.1 million, respectively	$58.2	$59.6	$67.9
Income taxes paid, net of refunds of $0.3 million, $4.3 million and $1.0 million, respectively	$9.5	$3.7	$5.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2016	71,707,304	$0.7	7,477,657	$(140.7)	$492.1	$(19.0)	$(22.0)	$311.1	$328.8	$639.9
Net income (loss)	—	—	—	—	—	—	122.4	122.4	(18.9)	103.5
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of zero)	—	—	—	—	—	0.2	—	0.2	—	0.2
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Currency translation adjustment	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(47.0)	(47.0)
Share-based compensation expense	—	—	—	—	4.7	—	—	4.7	0.1	4.8
Share-issuances, net of shares withheld for taxes	299,601		—	—	1.1	—	—	1.1	—	1.1
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(19.1)	—	—	(19.1)	(29.6)	(48.7)
Deferred tax adjustment	—	—	—	—	7.1	—	—	7.1	—	7.1
Cumulative effect from adoption of ASU 2016-09	—	—	—	—	0.3	—	(0.3)	—	—	—
Cumulative effect from adoption of ASU 2018-02	—	—	—	—	—	(1.1)	1.1	—	—	—
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	26.2	26.2	20.8	47.0
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	0.6	—	0.6	—	0.6
Currency translation adjustment	—	—	—	—	—	(1.4)	—	(1.4)	—	(1.4)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(31.9)	(31.9)
Share-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Share-issuances, net of shares withheld for taxes	226,845	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.5)	—	—	(1.5)	(2.7)	(4.2)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net (loss) income	—	—	—	—	—	—	(152.3)	(152.3)	3.9	(148.4)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Currency translation adjustment	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5	—	4.5
Share issuances, net of shares withheld for taxes	359,988	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share repurchases	—	—	6,305,525	(36.3)	—	—	—	(36.3)	—	(36.3)
Dividends	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(14.2)	(14.2)
Simplification Transaction:
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4

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
Our consolidated financial statements include SunCoke Energy Partners, L.P. (the “Partnership”), which owned our Haverhill, Middletown, and Granite City cokemaking facilities and Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). On June 28, 2019, the Company acquired the outstanding units of the Partnership not already owned by SunCoke, at which time the Partnership became a wholly-owned subsidiary of SunCoke. See Note 3. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp., which is also a wholly-owned subsidiary of the Company.
Net income attributable to noncontrolling interest represents the common public unitholders’ interest in the Partnership prior to the transaction discussed in Note 3 as well as a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

Revenue Recognition
The Company sells coke as well as steam and electricity and also provides mixing and/or handling services of coal and other aggregates. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. See Note 19.
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
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. The Company capitalized interest of $2.3 million, $3.2 million, and $1.1 million in 2019, 2018 and 2017, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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
Impairment of Long-Lived Assets
Long-lived assets, which includes intangible assets and properties, plants and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. See Note 8.
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

Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits of certain of our former coal miners and their dependents. We act as a self-insurer for both state and federal black lung benefits and adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits, including a provision for incurred but not reported losses. See Note 13.
Postretirement Benefit Plan Liabilities
The postretirement benefit plans, which are frozen, are unfunded and the accumulated postretirement benefit obligation is fully recognized on the Consolidated Balance Sheets. Actuarial gains (losses) and prior service costs (benefits) which have not yet been recognized in net income are recognized as a credit (charge) to accumulated other comprehensive income (loss). The credit (charge) to accumulated other comprehensive income (loss), which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of postretirement benefit plans expense included in interest expense, net on the Consolidated Statements of Operations. See Note 10.
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
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers. The Company has elected the practical expedient under Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," to account for shipping and handling activities as a promise to fulfill the transfer of coke.
Share-Based Compensation
We measure the cost of employee services in exchange for equity instrument awards and cash awards based on the grant-date fair value of the award. Cash awards and the performance metrics of equity awards are remeasured on a quarterly basis. The market metrics of equity awards are not remeasured. The total cost is recognized over the requisite service period. Award forfeitures are accounted for as they occur. The costs of equity awards and cash awards are recorded to additional paid-in capital and accrued liabilities, respectively, on the Consolidated Balance Sheets. See Note 16.
Fair Value Measurements
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. See Note 18.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires leases to be recognized as assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 842, “Leases.” We adopted the standard effective January 1, 2019 using the modified retrospective transition approach and elected not to adjust prior comparative periods.  Upon adoption, the Company recognized right-of-use assets and lease liabilities of $5.1 million at January 1, 2019. See Note 14.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018, using the modified retrospective method with no material impact on our revenue recognition model on an annual basis. See Note 19.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted cash.” The Company retrospectively adopted this ASU in the first quarter 2018 and modified the Company's cash flow presentation to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Historical restricted cash balances were related to cash withheld from the 2015 acquisition of CMT to fund the completion of certain expansion capital improvements, and the related immaterial impacts were reclassified on the consolidated statement of cash flows for the year ended December 31, 2017. The restricted cash balance was zero at both December 31, 2019 and December 31, 2018.
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The Company adopted this ASU in the first quarter 2018 and retrospectively presented net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. In conjunction with the adoption of this standard, expense of $1.3 million was reclassified from operating income and was recorded in interest expense, net on the Consolidated Statements of Operations for the year ended December 31, 2017. See Note 10.
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
Labor Concentrations
As of December 31, 2019, we have approximately 895 employees in the U.S. Approximately 39 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. During 2019, the labor agreements at KRT, Lake Terminal and Haverhill were renewed and will expire on April 30, 2022, June 30, 2022 and October 31, 2023, respectively. In addition, during 2019, the labor agreement at Indiana Harbor was retroactively renewed, with an effective date of September 1, 2018 and an expiration date of August 31, 2022.
As of December 31, 2019, we have approximately 276 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2019, the labor agreement at our Vitoria, Brazil facility was renewed for an additional year, and it expires on November 30, 2020.
3. Acquisitions and Divestitures
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

Additionally, the Company incurred transaction costs totaling $11.0 million, of which $5.4 million were incurred by SunCoke and were recorded as a reduction to additional paid-in capital on the Consolidated Balance Sheets at December 31, 2019. The remaining transaction costs were incurred by the Partnership, resulting in $4.9 million and $0.4 million of expense included in selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively. Subsequent to the closing of the Simplification Transaction, SunCoke incurred $0.3 million of legal and consulting costs, which were included in selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2019.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net (loss) income attributable to SunCoke Energy, Inc.	$(152.3)	$26.2	$122.4
Increase (decrease) in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership(1)	182.5	(1.2)	(12.0)
Changes from net (loss) income attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$30.2	$25.0	$110.4

(1)
During the years ended December 31, 2018 and 2017, the Company purchased 231,171 and 2,853,032, respectively, of outstanding Partnership common units in the open market for total cash payments of $4.2 million and $48.7 million, respectively. SunCoke controlled the Partnership both before and after these unit acquisitions. Therefore, the cash paid for the Partnership units in excess of the net book value of Partnership interest acquired was recorded as a reduction to additional paid-in capital, reducing SunCoke’s equity balance. Upon the closing of the Simplification Transaction, the Company's program to purchase outstanding Partnership common units was terminated.

Divestiture of India Equity Method Investment
On June 27, 2018, we sold our 49 percent investment in VISA SunCoke Limited ("VISA SunCoke") for cash consideration of $4.0 million. Consequently, we recognized $9.0 million of accumulated currency translation losses and incurred $0.4 million of transaction costs, resulting in a net $5.4 million loss from equity method investment during 2018 on the Consolidated Statements of Operations. Our investment in VISA SunCoke was previously accounted for as an equity method investment and was fully impaired in 2015. Therefore, its financial results had not been included in our financial statements since that time.
Divestiture of Preferred Investment in Brazilian Cokemaking Operations
On November 28, 2016, ArcelorMittal Brazil redeemed SunCoke’s indirectly held preferred and common equity interests in Sol Coqueria Tubarão S.A. ("Brazil Investment"), previously accounted for at cost, for consideration of $41.0 million. The Company received $20.5 million in cash at closing in 2016 and received the remaining $20.5 million in cash, plus interest of $0.2 million, in 2017. Starting in 2016, SunCoke receives $5.1 million in licensing fees per year, in addition to our per ton licensing fee, through 2023 related to the addition of certain patents to its existing intellectual property licensing agreement, which are currently in use by ArcelorMittal Brazil at the Brazil facility. The Company also extended the life of its patents with the Brazilian authorities through 2033, providing opportunity to extend the existing licensing agreement beyond 2023. Licensing fees are included in sales and other operating revenue on the Consolidated Statements of Operations.

4. Customer Concentrations
In 2019, the Company sold approximately 4.2 million tons of coke under long-term, take-or-pay contracts to its three primary customers in the U.S.: AK Steel Corporation ("AK Steel"), ArcelorMittal USA LLC and/or its affiliates (“AM USA”) and United States Steel Corporation ("U.S. Steel"). In addition, licensing and operating fees are payable to the Company under long-term contracts with ArcelorMittal Brazil.
The table below shows sales to the Company's significant customers:

	Years Ended December 31,
	2019		2018		2017
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
AM USA and ArcelorMittal Brazil(1)	$824.5	51.5%	$735.8	50.7%	$678.2	50.9%
AK Steel(2)	$433.3	27.1%	$377.9	26.0%	$331.3	24.9%
U.S. Steel(3)	$255.4	16.0%	$206.8	14.3%	$214.1	16.1%
(1) Represents revenues included in our Domestic Coke and Brazil Coke segments.
(2) Represents revenues included in our Domestic Coke segment.
(3) Represents revenues included in our Domestic Coke and Logistics segments.
The Company generally does not require any collateral with respect to its receivables. At both December 31, 2019 and 2018, the Company’s receivables balances were primarily due from AM USA and ArcelorMittal Brazil, AK Steel and U.S. Steel. As a result, the Company experiences concentrations of credit risk in its receivables with these three customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
The table below shows receivables due from the Company's significant customers:

	December 31,
	2019	2018
	(Dollars in millions)
AM USA and ArcelorMittal Brazil	$28.0	$34.3
AK Steel	$13.2	$25.3
U.S. Steel	$7.3	$5.2

Our logistics business provided coal handling and storage services to Murray Energy Corporation, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), who have historically been the two primary customers in the Logistics segment. In 2019, Murray filed for bankruptcy and rejected its take-or-pay contract with CMT, which resulted in the absence of approximately $30 million of take-or-pay revenues. See Note 8.
The table below shows sales to Foresight and Murray:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Sales and other operating revenue(1)	$32.4	$62.5	$57.8
Percent of Company sales and other operating revenue	2.0%	4.3%	4.3%
Percent of Logistics segment sales and other operating revenue, including intersegment sales	32.7%	49.3%	49.4%

(1)	The 2019 results reflect zero take-or-pay revenues from Murray.
Receivables, net due from Foresight totaled $0.5 million at December 31, 2019. Receivables, net due from Foresight and Murray totaled $3.2 million at December 31, 2018.

5. Income Taxes
The components of income before income tax (benefit) expense and loss from equity method investment are as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Domestic	$(218.6)	$39.3	$4.3
Foreign	15.5	17.7	17.6
Total	$(203.1)	$57.0	$21.9

Income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Current tax expense (benefit):
U.S. federal	$0.3	$1.4	$1.7
State	3.8	2.1	(1.0)
Foreign	4.3	4.5	4.9
Total current tax expense	8.4	8.0	5.6

Deferred tax (benefit) expense:
U.S. federal	(39.3)	(3.1)	(99.7)
State	(23.8)	(0.3)	12.5
Total deferred tax (benefit) expense	(63.1)	(3.4)	(87.2)
Total	$(54.7)	$4.6	$(81.6)

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2019		2018		2017
	(Dollars in millions)
Income tax (benefit) expense at U.S. statutory rate	$(42.7)	21.0%	$12.0	21.0%	$7.7	35.0%
Increase (reduction) in income taxes resulting from:
Logistics goodwill impairment	3.3	(1.7)%	—	—%	—	—%
Impact of Final Regulations(1)	—	—%	(1.4)	(2.5)%	64.2	293.2%
Impact of Tax Legislation(2)	—	—%	(4.8)	(8.4)%	(154.7)	(706.4)%
Income attributable to noncontrolling interests in partnerships(3)	(0.6)	0.3%	(3.9)	(6.8)%	(5.4)	(24.7)%
State and other income taxes, net of federal income tax effects	(15.0)	7.4%	1.6	2.8%	2.0	9.1%
Change in valuation allowance(4)	0.6	(0.3)%	0.7	1.2%	3.9	17.8%
Other	(0.3)	0.2%	0.4	0.7%	0.7	3.2%
Income tax (benefit) expense at effective tax rate	$(54.7)	26.9%	$4.6	8.0%	$(81.6)	(372.8)%

(1)
On January 19, 2017, the Internal Revenue Service ("IRS") announced its decision to exclude cokemaking as a qualifying income generating activity in its final regulations (the "Final Regulations") issued under section 7704(d)(1)(E) of the Internal Revenue Code relating to the qualifying income exception for publicly traded partnerships. As a result, the Partnership recorded deferred income tax expense of $148.6 million to set up its initial deferred income tax liability during 2017, primarily related to differences in the book and tax basis of fixed assets.  However, the Company had previously recorded $84.4 million of the deferred income tax liability in its financial statements related to the Company's share of the deferred tax liability for the book and tax differences in its investment in the Partnership. As such, the Company's 2017 financial statements reflect the $64.2 million incremental impact from the Final Regulations solely attributable to the Partnership’s public unitholders, which was also recorded as an equal reduction to noncontrolling interest.

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
As a result, the Final Regulations had no impact to net income attributable to the Company in 2018 or 2017. Following the closing of the Simplification Transaction in June 2019, the Final Regulations no longer apply to the Company.

(2)
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Legislation") was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provided for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740, "Income Taxes", for certain income tax effects of the Tax Legislation for the reporting period which includes enactment. During 2017, SunCoke recorded a provisional net income tax benefit of $154.7 million, of which $125.0 million was attributable to the Company, for the impact of this Tax Legislation. These benefits were primarily due to the $169.0 million net benefit resulting from the remeasurement of U.S. deferred income tax liabilities and assets at the lower enacted corporate tax rates. During 2017, based on information available at the time, the Company recorded provisional income tax expense of $14.3 million for a valuation allowance against $19.0 million of foreign tax credit carryforwards that the Company believed would not be realized prior to their expiration as a result of the Tax Legislation. Based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018. There were no other significant changes to previous estimates and amounts recorded in 2017 relating to this Tax Legislation.

(3)
No income tax expense is reflected in the Consolidated Statements of Operations for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility or the Partnership prior to the Simplification Transaction discussed in Note 3. Excludes the impact of the Final Regulations on qualifying income discussed above.

(4)	In 2017, the Company recorded a valuation allowance as a result of changes in future state allocation assumptions.
The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$6.4	$6.4
Black lung benefit liabilities	12.8	11.3
Share-based compensation	4.7	6.4
Federal tax credit carryforward(1)	20.5	21.5
Foreign tax credit carryforward(2)	14.4	15.9
Federal net operating loss(3)	1.6	—
Section 163j interest limitation carryforward(4)	5.7	1.8
State tax credit carryforward, net of federal income tax effects(5)	1.1	2.4
State net operating loss carryforward, net of federal income tax effects(5)	13.6	13.5
Other liabilities not yet deductible	4.4	4.9
Total deferred tax assets	85.2	84.1
Less: valuation allowance(7)	(20.9)	(20.7)
Deferred tax asset, net	64.3	63.4
Deferred tax liabilities:
Properties, plants and equipment	(17.9)	(111.5)
Investment in partnerships	(194.0)	(206.6)
Total deferred tax liabilities	(211.9)	(318.1)
Net deferred tax liability	$(147.6)	$(254.7)

(1)	Federal tax credit carryforward expires in 2032 through 2034.

(2)	Foreign tax credit carryforward expires in 2024 through 2029.

(3)	Federal net operating loss does not expire.

(4)
The Tax Legislation generally limits the deductibility of business interest expense to 30 percent of adjusted taxable income. This limitation resulted in a deferred tax asset as the interest expense in excess of the limitation is eligible for deduction in future taxable years and has no expiration.

(5)	State tax credit carryforward, net of federal income tax effects expires in 2020 through 2022.

(6)	State net operating loss carryforward, net of federal income tax effects expires in 2023 through 2037.

(7)	Primarily related to state tax credit and net operating loss carryforwards and an $11.4 million allowance against the foreign tax credit carryforward.
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
There were no uncertain tax positions at December 31, 2019 and 2018, and there were no associated interest or penalties recognized for the years ended December 31, 2019, 2018 or 2017. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Coal	$94.4	$59.9
Coke	8.1	8.6
Materials, supplies and other	44.5	41.9
Total inventories	$147.0	$110.4

7. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2019	2018
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$1,968.2	$1,876.3
Logistics plant, machinery and equipment	147.9	218.3
Land and land improvements	106.0	119.7
Construction-in-progress	29.5	72.7
Other	42.3	39.9
Gross investment, at cost	2,293.9	2,326.9
Less: accumulated depreciation	(903.7)	(855.8)
Total properties, plants and equipment, net	$1,390.2	$1,471.1

8. Goodwill and Other Intangible Assets
A significant portion of our logistics business has historically held long-term, take-or-pay contracts with Murray and Foresight, which have been adversely impacted by declining coal export prices and domestic demand. On October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT, which was subsequently authorized by the bankruptcy court. In addition, during the third quarter Foresight engaged outside counsel and financial advisors to assess restructuring options and has elected to exercise its grace period on its third quarter interest payment to its lenders, which was subsequently extended to February 28, 2020.
Impairment of Goodwill
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to perform its annual goodwill test as of September 30, 2019. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pre-tax impairment charge to the Logistics segment on the Consolidated Statements of Operations during 2019, which represents a full impairment of the Logistics goodwill balance.

Goodwill allocated to SunCoke's reportable segments as of December 31, 2019 and December 31, 2018 and changes in the carrying amount of goodwill during the fiscal year ended December 31, 2019 are shown below. There were no changes in the carrying amount of goodwill during the fiscal year ended December 31, 2018.

	Domestic Coke	Logistics	Total
	(Dollars in millions)
Net balances at December 31, 2017 and 2018	$3.4	$73.5	$76.9
Impairment	—	(73.5)	(73.5)
Net balances at December 31, 2019	$3.4	$—	$3.4

Impairment of Long-Lived Assets
As a result of our logistics customers' events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 18. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets and property, plants and equipment of $113.3 million and $60.6 million, respectively.
Components of other intangible assets, net
The components of other intangible assets, net were as follows:

		December 31, 2019			December 31, 2018
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	1	$7.7	$7.2	$0.5	$31.7	$17.7	$14.0
Customer relationships	5	6.7	3.9	2.8	28.7	7.5	21.2
Permits	23	31.7	0.3	31.4	139.0	17.4	121.6
Total		$46.1	$11.4	$34.7	$199.4	$42.6	$156.8

The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency ("EPA") and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 1.4 years.

Total amortization expense for intangible assets subject to amortization was $8.8 million, $11.1 million and $11.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2019, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2020	$2.4
2021	2.0
2022	2.0
2023	2.0
2024	1.8
Thereafter	24.5
Total	$34.7

9. Asset Retirement Obligations
The Company has asset retirement obligations, primarily in the Domestic Coke segment, related to certain contractual obligations. These contractual obligations mostly relate to costs associated with restoring land to its original state, and may require the retirement and removal of long-lived assets from certain cokemaking properties as well as other reclamation obligations related to our former coal mining business. The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We do not have any unrecorded asset retirement obligations.
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2019	2018
Asset retirement obligation at beginning of year	$14.6	$14.0
Liabilities settled	(1.2)	(0.4)
Accretion expense(1)	1.0	0.9
Revisions in estimated cash flows	0.9	0.1
Asset retirement obligation at end of year(2)	15.3	14.6

(1)	Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.

(2)	The current portion of asset retirement obligation liabilities, which totaled $0.9 million at December 31, 2019, is classified in accrued liabilities on the Consolidated Balance Sheets.
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

Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Interest cost on benefit obligations	$1.1	$1.0	$1.1
Amortization of:
Actuarial losses	0.6	0.6	0.9
Prior service benefit	(0.6)	(0.7)	(0.7)
Total expense	$1.1	$0.9	$1.3

Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2019	2018	2017
Discount rate	4.00%	3.35%	3.65%

The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.6	$0.6	$0.9
Prior service benefit amortization	(0.6)	(0.7)	(0.7)
Retirement benefit plan funded status adjustments:
Actuarial (losses) gains	(1.0)	0.8	(1.1)
	$(1.0)	$0.7	$(0.9)

The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Benefit obligation at beginning of year	$28.2	$31.3
Interest cost	1.1	1.0
Actuarial loss/(gain)	1.0	(0.8)
Benefits paid	(2.9)	(3.3)
Benefit obligation at end of year(1)	$27.4	$28.2

(1)
The current portion of retirement benefit liabilities, which totaled $2.9 million and $3.0 million at December 31, 2019 and 2018, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.

The following table sets forth the cumulative amounts not yet recognized in net (loss) income:

	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Cumulative amounts not yet recognized in net (loss) income:
Actuarial losses	$10.8	$10.4
Prior service benefits	(2.0)	(2.6)
Accumulated other comprehensive loss (before related tax benefit)	$8.8	$7.8

The expected benefit payments through 2029 for the postretirement benefit plan are as follows:

(Dollars in millions)
Year ending December 31:
2020	$2.9
2021	$2.8
2022	$2.6
2023	$2.4
2024	$2.2
2025 through 2029	$8.6

The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2019	2018
Discount rate	2.90%	4.00%

The health care cost trend assumption used at both December 31, 2019 and 2018 to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.50 percent, which is assumed to decline gradually to 5.00 percent in 2026 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.8 million, $6.5 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2019	2018
	(Dollars in millions)
Accrued benefits	$21.7	$21.2
Current portion of postretirement benefit obligation	2.9	3.0
Other taxes payable	9.9	9.1
Current portion of black lung liability	4.6	4.5
Other	7.9	7.8
Total accrued liabilities	$47.0	$45.6

12. Debt and Financing Obligation
Total debt and financing obligation consisted of the following:

	December 31,
	2019	2018
	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Senior Notes")	$650.0	$700.0
Term loan, due 2022 ("Term Loan")	N/A	43.9
Revolving credit facility, due 2024 ("Revolving Facility")	143.3	—
SunCoke's revolving credit facility, due 2022 ("2022 Revolving Facility")	N/A	—
Partnership's revolving credit facility, due 2022 ("Partnership Revolver")	N/A	105.0
5.82 percent financing obligation, due 2021 ("Financing Obligation")	7.2	10.1
Total borrowings	$800.5	$859.0
Original issue discount	(4.3)	(5.4)
Debt issuance costs	(13.3)	(15.2)
Total debt and financing obligation	$782.9	$838.4
Less: current portion of long-term debt and financing obligation	2.9	3.9
Total long-term debt and financing obligation	$780.0	$834.5

2025 Senior Notes
The 2025 Senior Notes were the senior unsecured obligations of the Partnership. On August 5, 2019, SunCoke entered into a supplemental indenture relating to the 2025 Senior Notes, pursuant to which SunCoke has provided a full and unconditional parent guarantee of these obligations. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp. ("Finance Corp"), at which time the 2025 Senior Notes became the senior unsecured obligations of Finance Corp, which is a wholly-owned subsidiary of the Company. Subsequently, Finance Corp and SunCoke entered into a supplemental indenture relating to the 2025 Senior Notes to acknowledge the merger and clarify certain terms of the indenture. Interest on the 2025 Senior Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year.
The Company may redeem some or all of the 2025 Senior Notes at any time on or after June 15, 2020 at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. Before June 15, 2020, and following certain equity offerings, the Company also may redeem up to 35 percent of the 2025 Senior Notes at a price equal to 107.5 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 15, 2020, the Company may redeem some or all of the 2025 Senior Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. During the third quarter of 2019, the Company repurchased $50.0 million face value of outstanding 2025 Senior Notes for $46.6 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Operations of $2.2 million, net of the write-off of unamortized debt issuance costs and original issue discount.

The Company is obligated to offer to purchase all or a portion of the 2025 Senior Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.
The 2025 Senior Notes contain covenants that, among other things, limit the Company's ability and the ability of certain subsidiaries to (i) incur indebtedness, (ii) pay dividends or make other distributions, (ii) prepay, redeem or repurchase certain subordinated debt, (iv) make loans and investments, (v) sell assets, (vi) incur liens, (vii) enter into transactions with affiliates, (viii) enter into agreements restricting the ability of subsidiaries to pay dividends and (ix) consolidate or merge.
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
On August 5, 2019, the Company amended and restated the Partnership Revolver to provide additional flexibility by increasing the capacity to $400.0 million extending the revolving termination date to August 5, 2024 and including SunCoke Energy, Inc. as a borrower ("Revolving Facility"). This Revolving Facility also replaced the 2022 Revolving Facility. With proceeds from the Revolving Facility, the Company repaid the outstanding Partnership Revolver balance of $100.0 million as well as its outstanding Term Loan for $43.3 million.  As a result, the Company recorded a loss on extinguishment of debt on the Consolidated Statements of Operations of $0.7 million for the year ended December 31, 2019, representing a write-off of unamortized debt issuance costs. These debt refinancing activities increased total borrowing capacity by $15.0 million and extended maturities by approximately two years, with no impact on our total debt balance.
As of December 31, 2019, the Revolving Facility had letters of credit outstanding of $12.2 million and $143.3 million outstanding balance, leaving $244.5 million available. During 2019, the Company replaced certain letters of credit totaling $11.5 million with new letters of credit, which no longer reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.25 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke’s option, at either (i) a rate per annum equal to either the adjusted Eurodollar Rate, which currently is the London Interbank Offered Rate (“LIBOR”) plus 2.0 percent or (ii) an alternate base rate (“ABR”) plus 1.0 percent. The spread is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 3.9 percent during 2019.
There were no borrowings under the 2022 Revolving Facility during 2019, 2018 or 2017.
Partnership Revolver
Prior to the Revolver Refinancing described above, borrowings under the Partnership Revolver bore interest at either (i) a variable rate of LIBOR plus 250 basis points or (ii) an ABR plus 150 basis points. The spread was subject to change based on the Partnership's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings under the Partnership Revolver was 5.3 percent, 4.8 percent and 3.8 percent during 2019, 2018 and 2017, respectively.
Financing Obligation
The Company's sale-leaseback arrangement of certain coke and logistics equipment has an initial lease period of 60 months and an early buyout option after 48 months to purchase the equipment at 34.5 percent of the original lease equipment cost. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The financing obligation is guaranteed by the Partnership.
Covenants
Under the terms of the Revolving Facility, the Company is subject to a maximum consolidated leverage ratio of 4.50:1.00 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Company's debt agreements contains other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.

If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of December 31, 2019, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2019, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2020	$2.9
2021(1)	4.3
2022	—
2023	—
2024	143.3
2025-Thereafter	650.0
Total	$800.5

(1)	This $4.3 million may be paid in 2020 should the Company choose to exercise its early buyout option on the Financing Obligation.
13. Commitments and Contingent Liabilities
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

The EPA, IDEM, SunCoke Energy and Cokenergy, LLC met regularly since those discussions commenced to reach a settlement of the NOVs and FOVs. Capital projects were underway during this time to address items that would be included in conjunction with a settlement. A consent decree among the parties was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. The settlement includes a $2.5 million civil penalty that was paid in the fourth quarter of 2018. Further, the settlement consists of capital projects that were completed during the fourth quarter of 2019 to improve reliability and environmental performance of the coke ovens at the facility.
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
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2019	2018
Discount rate(1)	2.9%	4.0%
Active claims	324	345
Total black lung liability (dollars in millions)(2)	$55.1	$49.4
(1) The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.3 million in 2019.
(2) The current portion of the black lung liability was $4.6 million and $4.5 million at December 31, 2019 and 2018, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Payments	$5.2	$6.3	$7.4
Expense	$10.9	$5.4	$7.5

14. Leases

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
    The components of lease expense were as follows:

Year ended December 31, 2019
(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$1.9
Selling, general and administrative expenses	0.5
$2.4
Short-term leases:
Cost of products sold and operating expenses(1)(2)	9.3
Total lease expense	$11.7

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

(2)	Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	December 31, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$12.4

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$1.9
Noncurrent operating lease liabilities	Other deferred credits and liabilities	9.8
Total operating lease liabilities		$11.7

The weighted average remaining lease term and weighted average discount rate were as follows:

December 31, 2019
Weighted average remaining lease term of operating leases	7.9 years
Weighted average discount rate of operating leases	4.8%

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3.9
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$7.9

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

(Dollars in millions)
Year ending December 31:
2020	$2.3
2021	2.2
2022	1.7
2023	1.3
2024	1.3
2025-Thereafter	5.3
Total lease payments	14.1
Less: imputed interest	2.4
Total lease liabilities	$11.7

Leases prior to the adoption of ASC 842, "Leases"
The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Minimum Rental Payments
(Dollars in millions)
Year ending December 31:
2019	$2.0
2020	1.1
2021	1.0
2022	0.5
2023	0.1
2024-Thereafter	0.7
Total	$5.4

Total rental expense for all operating leases was $9.8 million and $7.3 million in 2018 and 2017, respectively.
Prior to the adoption of ASC 842, "Leases," certain contracts to sell coke were deemed to contain a lease. The lease component of the price of coke represented the rental payment for the use of the property, plant and equipment. The total amount of revenue recognized by the Company for these rentals represented less than 10 percent of consolidated sales and was included in other operating revenues for each of the years ended December 31, 2018 and 2017. Upon adoption of ASC 842, "Leases," in 2019, these long-term contracts to sell coke were no longer deemed to contain operating leases.

15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2017	$(6.5)	$(14.7)	$(21.2)
Other comprehensive loss before reclassifications / adjustments	—	(1.4)	(1.4)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Retirement benefit plans funded status adjustment	0.6	—	0.6
Recognition of accumulated currency translation loss upon sale of equity method investment(1)	—	9.0	9.0
Net current period change in accumulated other comprehensive loss	0.5	7.6	8.1
At December 31, 2018	$(6.0)	$(7.1)	$(13.1)
Other comprehensive loss before reclassifications / adjustments	—	(0.6)	(0.6)
Retirement benefit plans funded status adjustment	(0.7)	—	(0.7)
Net current period change in accumulated other comprehensive loss	(0.7)	(0.6)	(1.3)
At December 31, 2019	$(6.7)	$(7.7)	$(14.4)

(1)	These accumulated currency translation losses were recognized into income as a result of the sale of our equity method investment in VISA SunCoke.
The tax benefit associated with the Company's benefit plans as of December 31, 2019 and 2018 was $2.1 million and $1.8 million, respectively.
The increase (decrease) on net income due to reclassification adjustments from accumulated other comprehensive income were as follows(1):

	December 31,
	2019	2018	2017
	(Dollars in millions)
Recognition of accumulated currency translation loss upon sale of equity method investment	$—	$(9.0)	$—
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.6)	$(0.6)	$(0.9)
Prior service benefit	0.6	0.7	0.7
Total, net of tax(3)	$—	$(8.9)	$(0.2)

(1)	Amounts in parentheses indicate debits to net income.

(2)
These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and included in interest expense, net on the Consolidated Statements of Operations. See Note 10.

(3)	The related tax cost (benefit) was immaterial for all years presented.
16. Share-Based Compensation
Equity Classified Awards
The SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”) provides for the grant of equity-based awards including stock options and share units, or restricted stock, to the Company’s directors, officers, and other employees, advisors, and consultants who are selected by the plan committee for participation in the SunCoke LTPEP.  All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the SunCoke LTPEP. The plan authorizes the issuance of (i) 1,600,000 shares of SunCoke Energy common stock issuable upon the adjustment of Sunoco, Inc. equity awards in connection with the Separation and Distribution Agreement between Sunoco, Inc. and SunCoke and (ii) up to 7,500,000 shares, which reflects the 6,000,000 shares initially authorized under the Plan and an additional 1,500,000 shares to be issued under the Plan pursuant to an amendment effective February 14, 2018, of SunCoke Energy, Inc. common stock pursuant to new awards under the SunCoke LTPEP.
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
Stock Options
The Company granted the following stock options during the years ended December 31, 2019, 2018 and 2017, with an exercise price equal to the closing price of our common stock on the date of grant:

		Weighted Average Per Share
	No. of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2019 grant	267,897	$9.87	$4.09
2018 grant	78,447	$10.49	$5.38
2017 grant	157,196	$10.29	$5.32
Performance based options:
2017 grant(1)	80,595	$9.85	$5.17

(1) In order to become exercisable, the performance based options required the closing price of the Company's common stock to reach or exceed $14.78 per share for the 2017 grants for any 15 trading days during the three-year period beginning on the grant date. As this was not achieved, these performance based options were forfeited in 2020.
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.
The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the years ended December 31, 2019, 2018 and 2017 was based on using the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Risk free interest rate	2%	3%	2%
Expected term	6 years	6 years	6 years
Volatility	53%	52%	53%
Dividend yield	2%	—%	—%

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

The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2019 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2018	2,885,788	$15.46	4.8	$2.1
Granted	267,897	$9.87
Exercised	—	$—
Forfeited	(16,854)	$16.29
Outstanding at December 31, 2019	3,136,831	$15.02	4.3	$0.3
Exercisable at December 31, 2019	2,742,311	$15.70	3.4	$0.3
Expected to vest at December 31, 2019	394,520	$10.00	8.6	$—

Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised during 2018 and 2017 was $0.8 million and $0.3 million, respectively. There were no stock options exercised during 2019.
Restricted Stock Units
The Company granted the following restricted stock units ("RSUs") during the years ended December 31, 2019, 2018 and 2017:

	Shares	Weighted Average Grant-Date Fair Value	Grant Date Fair Value
			(Dollars in millions)
2019 grants	136,425	$9.87	$1.3
2018 grants	32,128	$10.49	$0.3
2017 grants	22,628	$9.85	$0.2

The RSUs vest in three annual installments beginning one year from the date of grant.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2019 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2018	47,213	$10.29
Granted	136,425	$9.87
Vested	(18,254)	$10.23
Forfeited	—	$—
Nonvested at December 31, 2019	165,384	$9.95

Total grant date fair value of RSUs vested was $0.2 million, $1.2 million and $2.3 million during 2019, 2018 and 2017, respectively.
Performance Share Units
The Company grants performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.

The Company granted the following PSUs during the years ended December 31, 2019, 2018 and 2017:

	Shares	Fair Value per Share	Grant Date Fair Value
			(Dollars in millions)
2019 grant(1)	227,378	$10.79	$2.5
2018 grant(1)	96,389	$11.36	$1.1
2017 grant(2)	385,758	$11.61	$4.5

(1) The service period for the 2019 and 2018 PSUs ends on December 31, 2021 and 2020, and the awards will vest during the first quarter of 2022 and 2021, respectively.
(2) The Company granted 237,610 PSUs in February 2017, for which the service period will end on December 31, 2019, and 148,148 PSUs in December 2017, for which the service period will end on December 31, 2020. These awards will vest during the first quarter of 2020 and 2021, respectively.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital ("ROIC") performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSU's ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout (between 50 percent and 150 percent of the 2017 award and between 25 percent and 125 percent of the 2018 and 2019 awards) of the Company's final performance measure results. The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2019 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2018	752,375	$8.86
Granted	227,378	$10.79
Performance adjustments	105,651	4.83
Vested	(495,181)	$4.83
Forfeited	(14,860)	$10.90
Nonvested at December 31, 2019	575,363	$11.20

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2019, 2018 and 2017, the Company issued 147,851, 108,522 and 98,364 restricted stock units to be settled in cash ("Cash RSUs"), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2019, 2018 and 2017, was $9.66, $10.71 and $9.82, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2019 was adjusted based on the closing price of our common stock on December 31, 2019 of $6.23 per share. The Cash RSU liability at December 31, 2019 was not material.
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
The Company issued a grant date fair value award of $0.6 million, $1.0 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, for which the service periods end on December 31, 2022, 2021 and 2020, respectively, and the awards will vests during the first quarter of 2023, 2022 and 2021, respectively. The awards are split 50/50 between the Company's three cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expense, consistent with the PSU awards. See above for details.
The cash incentive award liability at December 31, 2019 was adjusted based on the Company's current performance related to the above awards. The cash incentive award liability at December 31, 2019 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years Ended December 31,
	2019	2018	2017	2019	2018	2017	December 31, 2019
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$1.1	$0.5	$1.3	$0.9	$0.4	$0.8	$0.5	1.2
RSUs	1.0	0.4	1.1	0.9	0.3	0.7	$0.5	1.2
PSUs	2.2	1.9	1.9	1.8	1.7	1.2	$2.4	1.5
Total equity awards	$4.3	$2.8	$4.3	$3.6	$2.4	$2.7
Liability Awards:
Cash RSUs	$0.9	$0.8	$1.0	$0.7	$0.6	$0.6	$0.5	1.6
Cash incentive award	0.4	0.9	0.2	0.3	0.7	0.1	$0.5	1.4
Total liability awards	$1.3	$1.7	$1.2	$1.0	$1.3	$0.7

(1)	Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.2 million, $0.3 million, and $0.5 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2019, 2018 and 2017, respectively.
17. Earnings Per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2019	2018	2017
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	76.8	64.7	64.3
Add: effect of dilutive share-based compensation awards	—	0.8	0.9
Weighted-average number of shares-diluted	76.8	65.5	65.2

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2019	2018	2017
	(Shares in millions)
Stock options	3.0	2.7	2.9
Restricted stock units	0.1	—	—
Performance stock units	0.4	0.1	0.1
Total	3.5	2.8	3.0

18. Fair Value Measurements
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents, which amounted to $5.1 million and $3.2 million at December 31, 2019 and 2018, respectively, were measured at fair value based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that runs through 2022 and requires us to make future payments to The Cline Group based on future volume over a specified threshold, price and contract renewals. The fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Key assumptions included probability adjusted levels of handling services provided by CMT, anticipated price per ton on future sales and probability of contract renewal, including length of future contracts, volume commitment, and anticipated price per ton. Due to a change in market and customer conditions further described in Note 8, we decreased our forecasted projections, which were classified as Level 3 inputs. The decrease in forecasted projections, as well as a payment made in 2019, resulted in a reduction of the contingent consideration liability, primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets, to zero at December 31, 2019 from $5.0 million at December 31, 2018.
During 2018, CMT achieved record volumes and the Company increased CMT’s throughput volume projections in future periods for certain customers due to favorable coal prices, which were expected to increase export volume through CMT. The combined impact of the strong 2018 volumes and improved volume projections resulted in an increase of $2.5 million to the fair value of the contingent consideration balance. During 2017, as a result of adverse mining conditions faced by one of our thermal coal customers, as well as fluctuating export coal pricing, the Company lowered CMT's throughput volume, which reduced the contingent consideration liability balance by $1.7 million.
The changes in fair value discussed above were recorded to costs of products sold and operating expenses on the Consolidated Statements of Operations during 2019, 2018 and 2017.

Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2019 and 2018, the fair value of the Company’s long-term debt was estimated to be $776.1 million and $822.8 million, respectively, compared to a carrying amount of $800.5 million and $859.0 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
19. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with AM USA, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require us to deliver minimum annual tonnage, which varies by contract, but covers at least 90 percent of each facility's nameplate capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take. These coke sales agreements have an average remaining term of approximately four years, and to date, our coke customers have satisfied their obligations under these agreements.
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
Logistics
In our logistics business, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services consist primarily of two performance obligations, unloading and loading of materials. Our logistics business has take-or-pay agreements requiring us to handle approximately 4 million tons annually, excluding our agreement with Foresight, which we anticipate will be renegotiated in 2020, resulting in lower volumes and price. See Note 8. The take-or-pay provisions in these agreements require our customers to purchase such handling services or pay the contract price for services they elect not to take.
Estimated take-or-pay revenue of approximately $14 million from all of our multi-year logistics contracts, excluding our agreement with Foresight, is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2019. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services. Billings to CMT customers for take-or-pay volume shortfalls based on pro-rata volume commitments under take-or-pay contracts that are in excess of billings earned for services provided are recorded as contract liabilities and characterized as deferred revenue on the Consolidated Balance Sheets. Deferred revenue is recognized at the earliest of i) when the performance obligation is satisfied; ii) when the performance obligation has expired, based on the terms of the contract; or iii) when the likelihood that the customer would exercise its right to the performance obligation becomes remote.

The following table provides changes in the Company's deferred revenue:

	2019	2018
	(Dollars in millions)
Beginning balance	$3.0	$1.7
Reclassification of the beginning contract liabilities to revenue, as a result of performance obligation satisfied	(3.0)	(1.4)
Billings in excess of services performed, not recognized as revenue	0.3	2.7
Ending balance	$0.3	$3.0

Energy
Our energy sales are made pursuant to either steam or energy supply and purchase agreements or is sold into the regional power market. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The energy provided under these arrangements results in transfer of control over time. Revenues are recognized over time as energy is delivered to our customers, in an amount based on the terms of each arrangement.
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2019	2018	2017

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,434.9	$1,250.5	$1,140.8
Energy	51.1	49.7	53.2
Logistics	72.1	101.0	89.7
Operating and licensing fees	38.4	40.4	43.4
Other	3.8	9.3	4.4
Sales and other operating revenue	$1,600.3	$1,450.9	$1,331.5

Disaggregated sales and other operating revenue by customer is discussed in Note 4.

20. Business Segment Information
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,489.1	$1,308.3	$1,195.0
Brazil Coke	38.4	40.4	43.4
Logistics	72.8	102.2	93.1
Logistics intersegment sales	26.3	24.5	23.8
Elimination of intersegment sales	(26.3)	(24.5)	(23.8)
Total sales and other operating revenue	$1,600.3	$1,450.9	$1,331.5

Adjusted EBITDA:
Domestic Coke	$226.7	$207.9	$188.9
Brazil Coke	16.0	18.4	18.2
Logistics	42.6	72.6	70.8
Corporate and Other(1)	(37.4)	(35.7)	(43.2)
Total Adjusted EBITDA	$247.9	$263.2	$234.7

Depreciation and amortization expense:
Domestic Coke	$120.5	$114.4	$102.6
Brazil Coke	0.6	0.7	0.7
Logistics	21.4	25.1	24.4
Corporate and Other	1.3	1.4	0.5
Total depreciation and amortization expense	$143.8	$141.6	$128.2

Capital expenditures:
Domestic Coke	$105.5	$95.1	$68.8
Logistics	4.6	5.2	4.4
Corporate and Other	—	—	2.4
Total capital expenditures	$110.1	$100.3	$75.6

(1) Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $11.2 million, $9.8 million, and $10.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the Company’s segment assets:

	December 31,
	2019	2018
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,434.2	$1,446.5
Brazil Coke	14.6	15.1
Logistics	200.8	463.0
Corporate and Other	102.0	120.0
Segment assets, excluding income tax receivable	1,751.6	2,044.6
Tax assets	2.2	0.7
Total assets	$1,753.8	$2,045.3
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, (gain) loss on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT, loss on the disposal of our interest in VISA SunCoke and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income under GAAP and may not be comparable to other similarly titled measures in other businesses.
Management believes Adjusted EBITDA is an important measure in assessing operating performance. Adjusted EBITDA provides useful information to investors because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures and because it eliminates items that have less bearing on our operating performance. EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, and they should not be considered a substitute for net income, or any other measure of financial performance presented in accordance with GAAP. Additionally, other companies may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Below is the reconciliation of Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net (loss) income	$(148.4)	$47.0	$103.5
Add:
Long-lived asset and goodwill impairment	247.4	—	—
Depreciation and amortization expense	143.8	141.6	128.2
Interest expense, net(1)	60.3	61.4	60.6
(Gain) loss on extinguishment of debt, net	(1.5)	0.3	20.4
Income tax (benefit) expense	(54.7)	4.6	(81.6)
Contingent consideration adjustments(2)	(4.2)	2.5	(1.7)
Transaction costs(3)	5.2	0.4	—
Expiration of land deposits and write-off of costs related to potential new cokemaking facility(4)	—	—	5.3
Loss from equity method investment	—	5.4	—
Adjusted EBITDA	$247.9	$263.2	$234.7
Subtract: Adjusted EBITDA attributable to noncontrolling interests(5)	40.7	82.0	86.4
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$207.2	$181.2	$148.3

(1)
In conjunction with the adoption of ASU 2017-07, the non-service type expense associated with the postretirement benefit plans was excluded from operating income and recorded in interest expense, net on the Consolidated Statements of Operations during the periods presented. Amounts in prior periods were immaterial, and therefore, were not reclassified in the reconciliation of Adjusted EBITDA to net income.

(2)
In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that requires the Company to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Adjustments to the fair value of the contingent consideration were primarily the result of modifications to the volume forecast. Customer events during the third quarter of 2019 reduced the contingent consideration liability to zero. See Note 18.

(3)	Costs expensed primarily by the Partnership associated with the Simplification Transaction.

(4)
In 2014, we finalized the required permitting and engineering plan for a potential new cokemaking facility, however, the project was later terminated. As a result, during 2017 the Company wrote-off previously capitalized engineering costs and land deposits for a potential new cokemaking facility of $5.3 million. These costs were included in selling, general and administrative expenses on the Consolidated Statements of Operations.

(5)	Reflects noncontrolling interests in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the Simplification Transaction.

21. Selected Quarterly Data (unaudited)

	2019				2018
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in millions)
Sales and other operating revenue	$391.3	$407.5	$404.3	$397.2	$350.5	$367.0	$364.5	$368.9
Gross profit(2)	$46.7	$43.5	$49.3	$39.4	$47.0	$52.3	$45.8	$39.7
Net income (loss)	$12.2	$3.3	$(163.1)	$(0.8)	$13.0	$11.4	$17.1	$5.5
Less: Net income (loss) attributable to noncontrolling interests	$2.4	$1.0	$(0.1)	$0.6	$4.3	$7.2	$5.6	$3.7
Net income (loss) attributable to SunCoke Energy, Inc.	$9.8	$2.3	$(163.0)	$(1.4)	$8.7	$4.2	$11.5	$1.8
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic(3)	$0.15	$0.03	$(1.81)	$(0.02)	$0.13	$0.06	$0.18	$0.03
Diluted(3)	$0.15	$0.03	$(1.81)	$(0.02)	$0.13	$0.06	$0.18	$0.03

(1)	During the third quarter of 2019, the Company recorded non-cash, pre-tax asset impairment charges to the Logistics segment on the Consolidated Statements of Operations of $247.4 million. See Note 8.

(2)	Gross profit equals sales and other operating revenue less cost of products sold and operating expenses and depreciation and amortization.

(3)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

22. Supplemental Condensed Consolidating Financial Information
The Company has an existing shelf registration statement, which was filed on November 8, 2019, upon the expiration of the prior shelf registration statement, for the offering of debt and/or securities on a delayed or continuous basis and is presenting this condensed consolidating financial information in connection therewith. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Rule 3-10(e) of Regulation S-X.
For purposes of the following information, SunCoke Energy is referred to as “Issuer.” Certain 100 percent owned subsidiaries of the Company, including the Partnership, are expected to serve as guarantors of obligations (“Guarantor Subsidiaries”) included in the shelf registration statement. These guarantees will be full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several. The indenture governing the 2025 Senior Notes contains customary provisions, which would potentially restrict the ability of the Partnership to make distributions or loans to the Company under certain circumstances. For the year ended December 31, 2019, less than 25 percent of net assets were restricted by these indenture provisions.
All other consolidated subsidiaries of the Company, including Indiana Harbor and certain international and coal mining entities, are collectively referred to as “Non-Guarantor Subsidiaries.”
In connection with the filing of the new shelf registration in 2019, the prior period financial statements in this footnote have been reclassified to reflect the “Guarantor Subsidiaries” and “Non-Guarantor Subsidiaries” as defined in the new shelf registration.
The guarantee of a Guarantor Subsidiary will terminate upon:

•	a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;

•
a sale of the majority of the capital stock of a Guarantor Subsidiary to a third-party, after which the Guarantor Subsidiary is no longer a “Restricted Subsidiary” in accordance with the indenture governing the notes;

•	the liquidation or dissolution of a Guarantor Subsidiary so long as no “Default” or "Event of Default”, as defined under the indenture governing the notes, has occurred as a result thereof;

•	the designation of a Guarantor Subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the notes;

•	the requirements for defeasance or discharge of the indenture governing the notes having been satisfied; or

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

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$1,224.9	$388.7	$(13.3)	$1,600.3
Equity in (loss) earnings of subsidiaries	(153.4)	1.5	—	151.9	—
Total revenues, net of equity in earnings of subsidiaries	(153.4)	1,226.4	388.7	138.6	1,600.3
Costs and operating expenses
Cost of products sold and operating expenses	—	933.5	357.4	(13.3)	1,277.6
Selling, general and administrative expenses	8.1	58.2	9.5	—	75.8
Depreciation and amortization expenses	—	115.0	28.8	—	143.8
Long-lived asset and goodwill impairment	—	247.4	—	—	247.4
Total costs and operating expenses	8.1	1,354.1	395.7	(13.3)	1,744.6
Operating loss	(161.5)	(127.7)	(7.0)	151.9	(144.3)
Interest (income) expense, net - affiliate	—	(6.7)	6.7	—	—
Interest expense, net	5.0	54.5	0.8	—	60.3
Total interest expense, net	5.0	47.8	7.5	—	60.3
Loss (gain) on extinguishment of debt	0.4	(1.9)	—	—	(1.5)
Loss before income tax benefit	(166.9)	(173.6)	(14.5)	151.9	(203.1)
Income tax benefit	(14.6)	(34.4)	(5.7)	—	(54.7)
Net loss	(152.3)	(139.2)	(8.8)	151.9	(148.4)
Less: Net income attributable to noncontrolling interests	—	2.6	1.3	—	3.9
Net loss attributable to SunCoke Energy, Inc.	$(152.3)	$(141.8)	$(10.1)	$151.9	$(152.3)
Comprehensive loss	$(152.3)	$(140.2)	$(9.1)	$151.9	$(149.7)
Less: Comprehensive income attributable to noncontrolling interests	—	2.6	1.3	—	3.9
Comprehensive loss attributable to SunCoke Energy, Inc.	$(152.3)	$(142.8)	$(10.4)	$151.9	$(153.6)

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$1,137.0	$327.0	$(13.1)	$1,450.9
Equity in earnings (loss) of subsidiaries	34.3	(16.9)	—	(17.4)	—
Total revenues, net of equity in earnings (loss) of subsidiaries	34.3	1,120.1	327.0	(30.5)	1,450.9
Costs and operating expenses
Cost of products sold and operating expenses	—	832.9	304.7	(13.1)	1,124.5
Selling, general and administrative expenses	6.5	48.1	11.5	—	66.1
Depreciation and amortization expenses	—	102.7	38.9	—	141.6
Total costs and operating expenses	6.5	983.7	355.1	(13.1)	1,332.2
Operating income (loss)	27.8	136.4	(28.1)	(17.4)	118.7
Interest (income) expense, net - affiliate	—	(0.9)	0.9	—	—
Interest expense, net	3.1	52.4	5.9	—	61.4
Total interest expense, net	3.1	51.5	6.8	—	61.4
Gain on extinguishment of debt	0.3	—	—	—	0.3
Income (loss) before income tax (benefit) expense	24.4	84.9	(34.9)	(17.4)	57.0
Income tax (benefit) expense	(1.8)	13.5	(7.1)	—	4.6
Loss from equity method investment	—	—	5.4	—	5.4
Net income (loss)	26.2	71.4	(33.2)	(17.4)	47.0
Less: Net income (loss) attributable to noncontrolling interests	—	21.6	(0.8)	—	20.8
Net income (loss) attributable to SunCoke Energy, Inc.	$26.2	$49.8	$(32.4)	$(17.4)	$26.2
Comprehensive income (loss)	$26.2	$70.1	$(23.8)	$(17.4)	$55.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	21.6	(0.8)	—	20.8
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$26.2	$48.5	$(23.0)	$(17.4)	$34.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Operations
Years Ended December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues
Sales and other operating revenue	$—	$1,087.1	$257.3	$(12.9)	$1,331.5
Equity in earnings (loss) of subsidiaries	109.9	(51.0)	—	(58.9)	—
Total revenues, net of equity in earnings (loss) of subsidiaries	109.9	1,036.1	257.3	(71.8)	1,331.5
Costs and operating expenses
Cost of products sold and operating expenses	—	764.7	268.3	(12.9)	1,020.1
Selling, general and administrative expenses	8.7	58.0	12.3	—	79.0
Depreciation and amortization expenses	—	92.4	35.8	—	128.2
Total costs and operating expenses	8.7	915.1	316.4	(12.9)	1,227.3
Operating income (loss)	101.2	121.0	(59.1)	(58.9)	104.2
Interest (income) expense, net - affiliate	—	(0.2)	0.2	—	—
Interest expense, net	4.9	48.9	8.1	—	61.9
Total interest expense, net	4.9	48.7	8.3	—	61.9
Loss on extinguishment of debt, net	0.4	20.0	—	—	20.4
Income before income tax (benefit) expense and loss (gain) from equity method investment	95.9	52.3	(67.4)	(58.9)	21.9
Income tax (benefit) expense	(26.5)	(58.5)	3.4	—	(81.6)
Net income (loss)	122.4	110.8	(70.8)	(58.9)	103.5
Less: Net loss attributable to noncontrolling interests	—	(13.4)	(5.5)	—	(18.9)
Net income (loss) attributable to SunCoke Energy, Inc.	$122.4	$124.2	$(65.3)	$(58.9)	$122.4
Comprehensive income (loss)	$122.4	$110.1	$(71.2)	$(58.9)	$102.4
Less: Comprehensive loss attributable to noncontrolling interests	—	(13.4)	(5.5)	—	(18.9)
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$122.4	$123.5	$(65.7)	$(58.9)	$121.3

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2019
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$93.3	$3.8	$—	$97.1
Receivables	—	53.7	5.8	—	59.5
Inventories	—	121.5	25.5	—	147.0
Income tax receivable	5.5	—	4.7	(8.0)	2.2
Other current assets	—	2.5	—	—	2.5
Advances to affiliates	—	327.2		(327.2)	—
Total current assets	5.5	598.2	39.8	(335.2)	308.3
Notes receivable from affiliate	—	—	127.2	(127.2)	—
Properties, plants and equipment, net	—	1,209.9	180.3	—	1,390.2
Goodwill	—	3.4	—	—	3.4
Other intangibles assets, net	—	34.7	—	—	34.7
Deferred income taxes	10.5	—	15.2	(25.7)	—
Deferred charges and other assets	—	16.2	1.0	—	17.2
Investment in subsidiaries	799.3	175.2	—	(974.5)	—
Total assets	$815.3	$2,037.6	$363.5	$(1,462.6)	$1,753.8
Liabilities and Equity
Advances from affiliate	$177.9	$—	$149.3	$(327.2)	$—
Accounts payable	—	104.1	38.3	—	142.4
Accrued liabilities	1.4	31.9	13.7	—	47.0
Deferred revenue	—	0.3	—	—	0.3
Current portion of long-term debt and financing obligation	—	2.9	—	—	2.9
Interest payable	—	2.2	—	—	2.2
Income taxes payable	—	8.0	—	(8.0)	—
Total current liabilities	179.3	149.4	201.3	(335.2)	194.8
Long term-debt and financing obligation	140.6	639.4	—	—	780.0
Payable to affiliate	—	127.2	—	(127.2)	—
Accrual for black lung benefits	—	12.4	38.1	—	50.5
Retirement benefit liabilities	—	11.6	12.9	—	24.5
Deferred income taxes	—	173.3	—	(25.7)	147.6
Asset retirement obligations	—	7.5	6.9	—	14.4
Other deferred credits and liabilities	3.7	17.5	2.4	—	23.6
Total liabilities	323.6	1,138.3	261.6	(488.1)	1,235.4
Equity
Total SunCoke Energy, Inc. stockholders’ equity	491.7	899.3	75.1	(974.5)	491.6
Noncontrolling interests	—	—	26.8	—	26.8
Total equity	491.7	899.3	101.9	(974.5)	518.4
Total liabilities and equity	$815.3	$2,037.6	$363.5	$(1,462.6)	$1,753.8

SunCoke Energy, Inc.
Condensed Consolidating Balance Sheet
December 31, 2018
(Dollars in millions, except per share amounts)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$140.7	$5.0	$—	$145.7
Receivables	—	67.9	7.5	—	75.4
Inventories	—	89.6	20.8	—	110.4
Income taxes receivable	—	—	102.7	(102.0)	0.7
Other current assets	—	2.8	—	—	2.8
Advances to affiliate	—	354.3	—	(354.3)	—
Total current assets	—	655.3	136.0	(456.3)	335.0
Notes receivable from affiliate	—	—	186.7	(186.7)	—
Properties, plants and equipment, net	—	1,305.7	165.4	—	1,471.1
Goodwill	—	76.9	—	—	76.9
Other intangible assets, net	—	156.8	—	—	156.8
Deferred income taxes	7.0	—	15.3	(22.3)	—
Deferred charges and other assets	—	5.5	—	—	5.5
Investment in subsidiaries	$673.5	$243.0	$—	$(916.5)	—
Total assets	$680.5	$2,443.2	$503.4	$(1,581.8)	$2,045.3
Liabilities and Equity
Advances from affiliate	$167.3	$—	$187.0	$(354.3)	$—
Accounts payable	—	84.0	31.0	—	115.0
Accrued liabilities	1.8	30.5	13.3	—	45.6
Deferred Revenue	—	3.0	—	—	3.0
Current portion of long-term debt and financing obligation	1.1	2.8	—	—	3.9
Interest payable	0.4	3.2	—	—	3.6
Income taxes payable	1.9	100.1	—	(102.0)	—
Total current liabilities	172.5	223.6	231.3	(456.3)	171.1
Long-term debt and financing obligation	41.2	793.3	—	—	834.5
Payable to affiliate	—	186.7	—	(186.7)	—
Accrual for black lung benefits	—	10.9	34.0	—	44.9
Retirement benefit liabilities	—	12.2	13.0	—	25.2
Deferred income taxes	—	277.0	—	(22.3)	254.7
Asset retirement obligations	—	7.0	7.6	—	14.6
Other deferred credits and liabilities	3.5	11.7	2.4	—	17.6
Total liabilities	217.2	1,522.4	288.3	(665.3)	1,362.6
Equity
Total SunCoke Energy, Inc. stockholders’ equity	463.3	726.7	189.6	(916.5)	463.1
Noncontrolling interests	—	194.1	25.5	—	219.6
Total equity	463.3	920.8	215.1	(916.5)	682.7
Total liabilities and equity	$680.5	$2,443.2	$503.4	$(1,581.8)	$2,045.3

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2019
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$(152.3)	$(139.2)	$(8.8)	$151.9	$(148.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Long-lived asset and goodwill impairment	—	247.4	—	—	247.4
Depreciation and amortization expense	—	115.0	28.8	—	143.8
Deferred income tax (benefit) expense	(3.5)	(59.8)	0.2	—	(63.1)
Payments (in excess of) less than expense for postretirement plan	—	(1.1)	(0.8)	—	(1.9)
Share-based compensation expense	4.5	—	—	—	4.5
Equity in earnings (loss) of subsidiaries	153.4	(1.5)	—	(151.9)	—
Loss (gain) on extinguishment of debt	0.4	(1.9)	—	—	(1.5)
Changes in working capital pertaining to operating activities:
Receivables	—	14.2	1.7		15.9
Inventories	—	(31.9)	(4.7)	—	(36.6)
Accounts payable	—	15.2	8.3	—	23.5
Accrued liabilities	(0.4)	0.4	0.3	—	0.3
Deferred revenue		(2.7)	—	—	(2.7)
Interest payable	(0.4)	(1.0)	—	—	(1.4)
Income taxes	(7.4)	(92.1)	98.0	—	(1.5)
Other	0.6	0.7	2.3	—	3.6
Net cash (used in) provided by operating activities	(5.1)	61.7	125.3	—	181.9
Cash Flows from Investing Activities:
Capital expenditures	—	(65.6)	(44.5)	—	(110.1)
Other investing activities	—	0.3	—	—	0.3
Net cash used in investing activities	—	(65.3)	(44.5)	—	(109.8)
Cash Flows from Financing Activities:
Repayment of long-term debt	(43.8)	(46.7)	—	—	(90.5)
Debt issuance costs	(2.1)	—	—	—	(2.1)
Proceeds from revolving facility	204.1	204.5	—	—	408.6
Repayment of revolving facility	(60.8)	(309.5)	—	—	(370.3)
Repayment of financing obligation	—	(2.9)	—	—	(2.9)
Cash distributions to noncontrolling interests	—	(14.2)	—	—	(14.2)
Share repurchases	(36.3)	—	—	—	(36.3)
Dividends paid	(5.1)	—	—	—	(5.1)
Other financing activities	(1.7)	(6.2)	—	—	(7.9)
Net (decrease) increase in advances from affiliates	(49.2)	131.2	(82.0)	—	—
Net cash provided by (used in) financing activities	5.1	(43.8)	(82.0)	—	(120.7)
Net decrease in cash and cash equivalents	—	(47.4)	(1.2)	—	(48.6)
Cash and cash equivalents at beginning of year	—	140.7	5.0	—	145.7
Cash, cash equivalents at end of year	$—	$93.3	$3.8	$—	$97.1

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
Years Ended December 31, 2018
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$26.2	$71.4	$(33.2)	$(17.4)	$47.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	102.7	38.9	—	141.6
Deferred income tax benefit	(0.2)	(2.1)	(1.1)	—	(3.4)
Payments (in excess of) less than expense for postretirement plan	—	(0.9)	(1.5)	—	(2.4)
Share-based compensation expense	3.1	—	—	—	3.1
Equity in (loss) earnings of subsidiaries	(34.3)	16.9	—	17.4	—
Loss from equity method-investment	—	—	5.4	—	5.4
Loss on extinguishment of debt	0.3	—	—	—	0.3
Changes in working capital pertaining to operating activities:
Receivables	—	(5.1)	(1.8)	—	(6.9)
Inventories	—	(1.0)	1.6	—	0.6
Accounts payable	—	11.0	(11.7)	—	(0.7)
Accrued liabilities	0.4	(7.6)	(0.1)	—	(7.3)
Deferred revenue	—	1.3	—	—	1.3
Interest payable	(1.0)	(0.8)	—	—	(1.8)
Income taxes	0.3	10.2	(6.0)	—	4.5
Other	0.3	2.4	1.8		4.5
Net cash (used in) provided by operating activities	(4.9)	198.4	(7.7)	—	185.8
Cash Flows from Investing Activities:
Capital expenditures	—	(63.9)	(36.4)	—	(100.3)
Sale of equity method investment	—	—	4.0	—	4.0
Other investing activities	—	0.5	—	—	0.5
Net cash used in investing activities	—	(63.4)	(32.4)	—	(95.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	45.0	—	—	—	45.0
Repayment of long-term debt	(45.7)	—	—	—	(45.7)
Debt issuance costs	(0.5)	—	—	—	(0.5)
Proceeds from revolving facility	—	179.5	—	—	179.5
Repayment of revolving facility	—	(204.5)	—	—	(204.5)
Repayment of financing obligation	—	(2.6)	—	—	(2.6)
Cash distributions to noncontrolling interests	—	(31.9)	—	—	(31.9)
Acquisition of additional interest in the Partnership	—	(4.2)	—	—	(4.2)
Other financing activities	0.7	(0.3)	—	—	0.4
Net increase (decrease) in advances from affiliates	5.4	(47.2)	41.8	—	—
Net cash provided by (used in) financing activities	4.9	(111.2)	41.8	—	(64.5)
Net increase in cash, cash equivalents and restricted cash	—	23.8	1.7	—	25.5
Cash, cash equivalents and restricted cash at beginning of year	—	116.9	3.3	—	120.2
Cash, cash equivalents and restricted cash at end of year	$—	$140.7	$5.0	$—	$145.7

SunCoke Energy, Inc.
Condensed Consolidating Statement of Cash Flows
December 31, 2017
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash Flows from Operating Activities:
Net income (loss)	$122.4	$110.8	$(70.8)	$(58.9)	$103.5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	—	92.5	35.7	—	128.2
Deferred income tax (benefit) expense	(22.8)	(85.9)	21.5	—	(87.2)
Payments in excess of expense for postretirement plan benefits	—	(1.0)	(0.8)	—	(1.8)
Share-based compensation expense	4.7	0.1	—	—	4.8
Equity in (loss) earnings of subsidiaries	(109.9)	51.0	—	58.9	—
Loss on extinguishment of debt	0.4	20.0	—	—	20.4
Changes in working capital pertaining to operating activities:
Receivables	—	(5.5)	(2.3)	—	(7.8)
Inventories	—	(12.8)	(5.7)	—	(18.5)
Accounts payable	—	6.0	5.7	—	11.7
Accrued liabilities	(0.4)	0.9	2.1	—	2.6
Deferred revenue	—	(0.8)	—	—	(0.8)
Interest payable	(0.1)	(10.7)	—	—	(10.8)
Income taxes	(2.7)	19.0	(16.5)	—	(0.2)
Other	1.5	2.3	0.6	—	4.4
Net cash (used in) provided by operating activities	(6.9)	185.9	(30.5)	—	148.5
Cash Flows from Investing Activities:
Capital expenditures	—	(43.7)	(31.9)	—	(75.6)
Return of Brazilian investment	—	20.5	—	—	20.5
Net cash used in investing activities	—	(23.2)	(31.9)	—	(55.1)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	693.7	—	—	693.7
Repayment of long-term debt	—	(644.9)	—	—	(644.9)
Debt issuance costs	(1.6)	(15.8)	—	—	(17.4)
Proceeds from revolving facility	—	350.0	—	—	350.0
Repayment of revolving facility	—	(392.0)	—	—	(392.0)
Repayment of financing obligation	—	(2.5)	—	—	(2.5)
Cash distributions to noncontrolling interests	—	(47.0)	—	—	(47.0)
Acquisition of additional interest in the Partnership	—	(48.7)	—	—	(48.7)
Other financing activities	1.1	—	—	—	1.1
Net increase (decrease) in advances from affiliates	7.4	(45.4)	38.0	—	—
Net cash provided by (used in) financing activities	6.9	(152.6)	38.0	—	(107.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	10.1	(24.4)	—	(14.3)
Cash, cash equivalents and restricted cash at beginning of year	—	106.8	27.7	—	134.5
Cash, cash equivalents and restricted cash at end of year	$—	$116.9	$3.3	$—	$120.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of the Stockholders (the "2020 Proxy Statement"), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2020 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

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

4.2*		Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

4.3
Indenture, dated May 24, 2017, among SunCoke Energy Partners, L.P., SunCoke Energy Partners Finance Corp., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No.: 001-35782, filed on May 25, 2017 by SunCoke Energy Partners, L.P.).

4.3.1		First Supplemental Indenture, dated August 5, 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No.: 001-35243, filed on August 7, 2019).

4.3.2		Second Supplemental Indenture, dated as of January 1, 2020 (filed herewith)

10.1
Second Amended and Restated Credit Agreement, dated August 5, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K (File No.: 001-35243), filed on August 7, 2019).

10.2*
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 31, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (filed herewith)

10.2.1*
Borrower Joinder Agreement, dated as of December 31, 2019 by and between SunCoke Energy Partners Finance Corp., SunCoke Energy, Inc., the other borrowers and Bank of America Administrative Agent (filed herewith)

10.3**
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of December 9, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.4**
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.5**
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 14, 2018 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 21, 2018, File No. 001-35243)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3**
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243))

10.5.4**
Form of Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.5
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.5 to the Company's Annual Report on Form 10-K for the years ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.6**
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.1
Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.7**	SunCoke Energy, Inc. Savings Restoration Plan effective January 1, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

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

10.7.4*	Fourth Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2017 (filed herewith)

10.8
SunCoke Energy, Inc. Special Executive Severance Plan, effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the years ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.9
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12**
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.13†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.15†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.16.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.17†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-173022)

10.17.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.17.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015, File No. 001-35243)

10.17.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.18†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.19
Support Agreement, dated as of February 4, 2019, by and between SunCoke Energy Partners, L.P., and Sun Coal & Coke LLC (incorporated by reference Ex. 10.1) to the Company's Current Report on Form 8-K, filed on February 5, 2019, File No. 001-35243

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

95.1*	Mine Safety Disclosure (filed herewith)

99.1*	SunCoke Energy Partners, L.P. Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss( Income), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Provided herewith.

**	Management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2020.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2020.

Signature	Title

/s/ Michael G. Rippey*	President and Chief Executive Officer (Principal Executive Officer)
Michael G. Rippey

/s/ Fay West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President, Controller and Treasurer (Principal Accounting Officer)
Allison S. Lausas

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Martha Z. Carnes*	Director
Martha Z. Carnes

/s/ Susan Landahl*	Director
Susan Landahl

/s/ Peter B. Hamilton*	Director
Peter B. Hamilton

/s/ John W. Rowe*	Chairman of the Board
John W. Rowe

/s/ James E. Sweetnam*	Director
James E. Sweetnam

* Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 20, 2020
Fay West