Form 10-Q
period 2020-03-31
SunCoke Energy, Inc.
filed 2020-05-08
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of May 1, 2020, there were 82,761,176 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2020 and 2019	1

Consolidated Statements of Comprehensive Income (Unaudited) For the Three Months Ended March 31, 2020 and 2019	2

Consolidated Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2020 and 2019	4

Consolidated Statements of Equity (Unaudited) For the Three Months Ended March 31, 2020 and 2019	5

Notes to the Consolidated Financial Statements	6

1. General	6

2. Acquisitions	6

3. Inventories	7

4. Goodwill and Other Intangible Assets	7

5. Income Taxes	7

6. Accrued Liabilities	8

7. Debt and Financing Obligation	8

8. Commitments and Contingent Liabilities	9

9. Share-Based Compensation	10

10. Earnings per Share	12

11. Fair Value Measurement	12

12. Revenue from Contracts with Customers	13

13. Business Segment Information	13

14. Subsequent Events	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4. Mine Safety Disclosures	33

Item 6. Exhibits*	34

Signature	35

*Included as Exhibit 99.1 to this Quarterly Report on Form 10-Q are unaudited financial statements of SunCoke Energy Partners Finance Corp. ("Finance Corp."), to comply with applicable reporting requirements of the indenture dated May 24, 2017, by and among SunCoke Energy Partners, L.P. ("the Partnership"), which merged with and into Finance Corp. on January 1, 2020 and resulted in Finance Corp. replacing the Partnership as the issuer pursuant to a supplemental indenture, and The Bank of New York Mellon Trust Company, N.A., as amended by the supplemental indentures, dated August 5, 2019 and January 1, 2020.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$382.7	$391.3
Costs and operating expenses
Cost of products sold and operating expenses	304.4	307.4
Selling, general and administrative expenses	16.2	16.7
Depreciation and amortization expense	34.1	37.2
Total costs and operating expenses	354.7	361.3
Operating income	28.0	30.0
Interest expense, net	14.6	14.8
Gain on extinguishment of debt	(2.9)	—
Income before income tax expense	16.3	15.2
Income tax expense	10.4	3.0
Net income	5.9	12.2
Less: Net income attributable to noncontrolling interests	1.0	2.4
Net income attributable to SunCoke Energy, Inc.	$4.9	$9.8
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15
Weighted average number of common shares outstanding:
Basic	83.7	64.9
Diluted	83.9	65.3
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Net income	$5.9	$12.2
Other comprehensive loss:
Currency translation adjustment	(1.1)	—
Comprehensive income	4.8	12.2
Less: Comprehensive income attributable to noncontrolling interests	1.0	2.4
Comprehensive income attributable to SunCoke Energy, Inc.	$3.8	$9.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$235.8	$97.1
Receivables, net	55.4	59.5
Inventories	150.1	147.0
Income tax receivable	3.8	2.2
Other current assets	7.0	2.5
Total current assets	452.1	308.3
Properties, plants and equipment (net of accumulated depreciation of $936.8 million and $903.7 million at March 31, 2020 and December 31, 2019, respectively)	1,370.0	1,390.2
Goodwill and other intangible assets, net	37.4	38.1
Deferred charges and other assets	16.4	17.2
Total assets	$1,875.9	$1,753.8
Liabilities and Equity
Accounts payable	$110.0	$142.4
Accrued liabilities	41.9	47.3
Current portion of financing obligation	3.0	2.9
Interest payable	14.1	2.2
Total current liabilities	169.0	194.8
Long-term debt and financing obligation	924.8	780.0
Accrual for black lung benefits	51.2	50.5
Retirement benefit liabilities	24.0	24.5
Deferred income taxes	158.7	147.6
Asset retirement obligations	14.6	14.4
Other deferred credits and liabilities	21.6	23.6
Total liabilities	1,363.9	1,235.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,165,658 and 98,047,389 shares at March 31, 2020 and December 31, 2019, respectively	1.0	1.0
Treasury stock, 15,404,482 and 13,783,182 shares at March 31, 2020 and December 31, 2019, respectively	(184.0)	(177.0)
Additional paid-in capital	712.9	712.1
Accumulated other comprehensive loss	(15.5)	(14.4)
Retained deficit	(30.2)	(30.1)
Total SunCoke Energy, Inc. stockholders’ equity	484.2	491.6
Noncontrolling interest	27.8	26.8
Total equity	512.0	518.4
Total liabilities and equity	$1,875.9	$1,753.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$5.9	$12.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34.1	37.2
Deferred income tax expense (benefit)	11.1	(0.4)
Payments in excess of expense for postretirement plan benefits	(0.5)	(0.6)
Share-based compensation expense	1.1	0.9
Gain on extinguishment of debt	(2.9)	—
Changes in working capital pertaining to operating activities:
Receivables	4.1	(10.9)
Inventories	(3.1)	(40.3)
Accounts payable	(22.8)	29.9
Accrued liabilities	(5.3)	0.1
Interest payable	11.9	13.2
Income taxes	(1.6)	1.9
Other	(5.2)	(7.9)
Net cash provided by operating activities	26.8	35.3
Cash Flows from Investing Activities:
Capital expenditures	(22.8)	(20.9)
Net cash used in investing activities	(22.8)	(20.9)
Cash Flows from Financing Activities:
Repayment of long-term debt	(8.9)	(0.3)
Proceeds from revolving credit facility	247.2	60.7
Repayment of revolving credit facility	(90.5)	(65.7)
Repayment of financing obligation	(0.7)	(0.7)
Shares repurchased	(7.0)	—
Dividends paid	(5.0)	—
Cash distribution to noncontrolling interests	—	(7.1)
Other financing activities	(0.4)	(3.1)
Net cash provided by (used in) financing activities	134.7	(16.2)
Net increase (decrease) in cash and cash equivalents	138.7	(1.8)
Cash and cash equivalents at beginning of period	97.1	145.7
Cash and cash equivalents at end of period	$235.8	$143.9
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of zero and $1.2 million, respectively	$1.6	$0.9
Income taxes paid	$0.9	$1.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2018	7,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net income	—	—	—	—	—	—	9.8	9.8	2.4	12.2
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.1)	(7.1)
Share-based compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Share issuances, net of shares withheld for taxes	345,058	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
At March 31, 2019	7,578,808	$0.7	7,477,657	$(140.7)	$488.0	$(13.1)	$137.2	$472.1	$214.9	$687.0

At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4
Net income	—	—	—	—	—	—	4.9	4.9	1.0	5.9
Currency translation adjustment	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Share-based compensation expense	—	—	—	—	1.1	—	—	1.1	—	1.1
Share issuances, net of shares withheld for taxes	118,269	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share repurchases	—	—	1,621,300	(7.0)	—	—		(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(5.0)	(5.0)	—	(5.0)
At March 31, 2020	98,165,658	$1.0	15,404,482	$(184.0)	$712.9	$(15.5)	$(30.2)	$484.2	$27.8	$512.0
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
Incorporated in Delaware in 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange under the symbol “SXC.”
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
2. Acquisitions
Simplification Transaction
Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in SunCoke Energy Partners, L.P. (the "Partnership") as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all of the outstanding common units of the Partnership not already owned by SunCoke (the "Simplification Transaction"). Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke, the Partnership common units ceased to be publicly traded and the Partnership’s incentive distribution rights were eliminated. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp. ("Finance Corp."), which is also a wholly-owned subsidiary of the Company.

3. Inventories
The components of inventories were as follows:

	March 31, 2020	December 31, 2019

	(Dollars in millions)
Coal	$96.7	$94.4
Coke	8.7	8.1
Materials, supplies and other	44.7	44.5
Total inventories	$150.1	$147.0

4. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is assessed for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke segment was $3.4 million at both March 31, 2020 and December 31, 2019.
The components of other intangible assets, net were as follows:

		March 31, 2020			December 31, 2019
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	1	$7.7	$7.4	$0.3	$7.7	$7.2	$0.5
Customer relationships	5	6.7	4.0	2.7	6.7	3.9	2.8
Permits	22	31.7	0.7	31.0	31.7	0.3	31.4
Total		$46.1	$12.1	$34.0	$46.1	$11.4	$34.7

Total amortization expense for intangible assets subject to amortization was $0.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $10.4 million for the three months ended March 31, 2020, resulting in an effective tax rate of 63.8 percent as compared to the 21.0 percent federal statutory rate. Differences between the Company's effective tax rates and the federal statutory rate during the three months ended March 31, 2020 were primarily driven by the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in $6.5 million of deferred income tax expense. Additionally, the new tax law passed in response to COVID-19, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted March 27, 2020, allows the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result, SunCoke expects to receive income tax refunds of approximately $2.5 million for prior year taxes paid and a tax benefit of $1.0 million was recorded in the first quarter of 2020.
The Company recorded income tax expense of $3.0 million for the three months ended March 31, 2019, resulting in effective tax rate of 19.7 percent as compared to the 21.0 percent federal statutory rate. The difference between the Company’s effective tax rates and the statutory rate was primarily the result of earnings attributable to its noncontrolling ownership interests in partnerships.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(Dollars in millions)
Accrued benefits	$14.1	$21.7
Current portion of postretirement benefit obligation	2.9	2.9
Other taxes payable	11.8	9.9
Current portion of black lung liability	4.6	4.6
Other	8.5	8.2
Total accrued liabilities	$41.9	$47.3

7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	March 31, 2020	December 31, 2019

	(Dollars in millions)
7.500 percent senior notes, due 2025 ("2025 Senior Notes")	$638.0	$650.0
Revolving credit facility, due 2024 ("Revolving Facility")	300.0	143.3
5.82 percent financing obligation, due 2021 ("Financing Obligation")	6.5	7.2
Total borrowings	944.5	800.5
Original issue discount	(4.1)	(4.3)
Debt issuance costs	(12.6)	(13.3)
Total debt and financing obligation	$927.8	$782.9
Less: current portion of financing obligation	3.0	2.9
Total long-term debt and financing obligation	$924.8	$780.0

2025 Senior Notes
During the first quarter of 2020, the Company repurchased $12.0 million face value of outstanding 2025 Senior Notes for $8.9 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Income of $2.9 million, net of the write-off of unamortized debt issuance costs and original issue discount.
Revolving Facility
The Revolving Facility has capacity of $400.0 million.  As of March 31, 2020, the Revolving Facility had letters of credit outstanding of $11.8 million and a $300.0 million outstanding balance, leaving $88.2 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance.
Covenants
Under the terms of the Revolving Facility, the Company is subject to a maximum consolidated net leverage ratio of 4.50:1.00 and a minimum consolidated interest coverage ratio of 2.50:1.00. The Company's debt agreements contain other covenants and events of default that are customary for similar agreements and may limit our ability to take various actions including our ability to pay a dividend or repurchase our stock.
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $35 million.
As of March 31, 2020, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

8. Commitments and Contingent Liabilities
Legal Matters
The U.S. Environmental Protection Agency ("EPA") and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations (“NOVs”) for our Haverhill and Granite City cokemaking facilities between 2005 and 2012, which stemmed from alleged violations of our air emission operating permits for these facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency (collectively, the “Governments”) to address the allegations and entered into a consent decree in federal district court in the Southern District of Illinois (the “Court”) with these parties in November 2014. The consent decree included a $2.2 million civil penalty payment, which was paid in December 2014, as well as capital projects to improve the reliability of the energy recovery systems and enhance environmental performance at the Haverhill and Granite City facilities. In the third quarter of 2018, the Court entered an amendment to the consent decree, which provided the Haverhill and Granite City facilities with additional time to perform necessary maintenance on the flue gas desulfurization systems without exceeding consent decree limits. The emissions associated with this maintenance will be mitigated in accordance with the amendment, and there are no civil penalty payments associated with the performance of this amendment. The project at Haverhill was completed in 2016. The project at Granite City was due to be completed in February 2019, but was instead completed in June 2019, with SunCoke agreeing to pay an immaterial amount associated with the delay. Discussions with the Governments regarding this timing have concluded. We spent
$151.5 million related to these environmental projects since work began in 2012.
SunCoke Energy has also received NOVs, Findings of Violations (“FOVs”), and information requests from the EPA related to our Indiana Harbor cokemaking facility, which allege violations of certain air operating permit conditions for this facility. The Clean Air Act (the “CAA”) provides the EPA with the authority to issue, among other actions, an order to enforce a State Implementation Plan (“SIP”) 30 days after an NOV. The CAA also authorizes EPA enforcement of other non-SIP requirements immediately after an FOV. Generally, an NOV applies to SIPs and requires the EPA to wait 30 days, while an FOV applies to all other provisions (such as federal regulations) of the CAA, and has no waiting period. The NOVs and/or FOVs related to our Indiana Harbor cokemaking facility were received in 2010, 2012, 2013, 2015 and 2016.
In order to reach a settlement of the NOVs and FOVs, SunCoke met regularly with the EPA, the Indiana Department of Environmental Management (“IDEM”), and Cokenergy, LLC., an independent power producer that owns and operates an energy facility, including heat recovery equipment and a flue gas desulfurization system, that processes hot flue gas from our Indiana Harbor facility to produce steam and electricity and to reduce the sulfur and particulate content of such flue gas. A consent decree among the parties was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. The settlement included a $2.5 million civil penalty that was paid in the fourth quarter of 2018. Further, the settlement included a requirement to implement capital projects that were completed during the fourth quarter of 2019 to improve reliability and environmental performance of the coke ovens at the facility.
The Company is a party to certain other pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would not have a material adverse impact on our consolidated financial statements.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims.
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $55.8 million and $55.1 million at March 31, 2020 and December 31, 2019, respectively, of which the current portion of $4.6 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.

On February 1, 2013, SunCoke obtained commercial insurance for any black lung liabilities with a date of injury after that date. Also during 2013, we were granted the ability to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) in exchange for $8.4 million of collateral. In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure our legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and will provide additional information supporting the Company’s position. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity.
9. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2020, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Restricted Stock Units Settled in Shares
The Company issued 304,332 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the three months ended March 31, 2020. The weighted average grant date fair value was $6.04 per share and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units (“PSUs”) for shares of the Company's common stock during the three months ended March 31, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	228,248	$6.70

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

The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2020 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2020.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2020, the Company issued 263,998 restricted stock units to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2020 was $6.04 per unit and was based on the closing price of our common stock on the day of grant.

The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and at both March 31, 2020 and December 31, 2019 was not material.
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
The Company issued a grant date fair value award of $2.0 million during the three months ended March 31, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The 2020 awards are not subject to the Company's three-year TSR Modifier performance.
The cash incentive award liability at March 31, 2020 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both March 31, 2020 and December 31, 2019 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2020	2019	March 31, 2020
	Compensation Expense(1)		Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
Stock Options	$0.2	$0.2	$0.3	1.6
RSUs	0.4	0.1	$2.0	1.3
PSUs	0.4	0.5	$2.9	1.7
Total equity awards	$1.0	$0.8
Liability Awards:
Cash RSUs	$—	$0.4	$1.2	2.0
Cash incentive award	0.2	0.1	$1.5	2.3
Total liability awards	$0.2	$0.5

(1)	Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million of share-based compensation to the Company's Board of Directors during both the three months ended March 31, 2020 and 2019, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2020	2019

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.7	64.9
Add: Effect of dilutive share-based compensation awards	0.2	0.4
Weighted-average number of shares-diluted	83.9	65.3

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019

	(Shares in millions)
Stock options	3.0	2.8
Restricted stock units	0.2	—
Performance stock units	0.2	0.1
Total	3.4	2.9

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2020 and December 31, 2019 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2020 and December 31, 2019, the fair value of the Company’s total debt was estimated to be $771.5 million and $776.1 million, respectively, compared to a carrying amount of $944.5 million and $800.5 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

12. Revenue from Contracts with Customers
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$351.5	$344.5
Energy	13.1	13.8
Logistics	8.9	22.0
Operating and licensing fees	8.5	9.7
Other	0.7	1.3
Sales and other operating revenue	$382.7	$391.3
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$195.8	$197.6
AM Brazil	8.5	9.7
AK Steel	107.9	104.1
U.S. Steel	58.9	54.1
Other	11.6	25.8
Sales and other operating revenue	$382.7	$391.3

Logistics Performance Obligations
Our logistics business has agreements requiring our customers to purchase handling services for a minimum volume of throughput tons or pay the contracted penalty for volume shortfalls. Estimated fixed minimum revenue of approximately $13 million from all of our multi-year logistics contracts is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2020.
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$365.2	$359.3
Brazil Coke	8.5	9.7
Logistics	9.0	22.3
Logistics intersegment sales	6.6	6.5
Elimination of intersegment sales	(6.6)	(6.5)
Total sales and other operating revenues	$382.7	$391.3

Adjusted EBITDA:
Domestic Coke	$63.4	$58.5
Brazil Coke	4.1	4.5
Logistics	3.3	12.7
Corporate and Other(1)	(8.7)	(8.4)
Total Adjusted EBITDA	$62.1	$67.3

Depreciation and amortization expense:
Domestic Coke	$30.5	$30.6
Brazil Coke	0.1	0.2
Logistics	3.2	6.1
Corporate and Other	0.3	0.3
Total depreciation and amortization expense	$34.1	$37.2

Capital expenditures:
Domestic Coke	$20.8	$18.9
Logistics	2.0	2.0
Total capital expenditures	$22.8	$20.9

(1)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.1 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the Company's segment assets:

	March 31, 2020	December 31, 2019

	(Dollars in millions)
Segment assets
Domestic Coke	$1,417.1	$1,434.2
Brazil Coke	14.5	14.6
Logistics	198.5	200.8
Corporate and Other	242.0	102.0
Segment assets, excluding tax assets	1,872.1	1,751.6
Tax assets	3.8	2.2
Total assets	$1,875.9	$1,753.8

The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, gain on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT, and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$4.9	$9.8
Add: Net income attributable to noncontrolling interests	1.0	2.4
Net income	$5.9	$12.2
Add:
Depreciation and amortization expense	34.1	37.2
Interest expense, net	14.6	14.8
Gain on extinguishment of debt	(2.9)	—
Income tax expense	10.4	3.0
Contingent consideration adjustments(1)	—	(0.4)
Simplification Transaction costs(2)	—	0.5
Adjusted EBITDA	$62.1	$67.3
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	2.0	18.9
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$60.1	$48.4

(1)
In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that required the Company to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Contingent consideration adjustments in the first quarter of 2019 were primarily the result of modifications to the volume forecast. This liability was written to zero during the third quarter of 2019.

(2)	Costs expensed by the Partnership associated with the Simplification Transaction.

(3)	Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the Simplification Transaction.
14. Subsequent Events
In May 2020, SunCoke received notice from AM USA declaring a force majeure event under two respective coke supply agreements: the Haverhill Coke Purchase Agreement and the Jewell Coke Supply Agreement and their related amendments (collectively, “the AM USA Agreements”). AM USA claims that disruptions to the steel industry due to COVID-19 make it impossible for AM USA to accept coke as required in the AM USA Agreements or to store coke. The impact of this force majeure claim, were it found to be valid, could be material to our results of operations.  However, SunCoke disputes AM USA’s force majeure claim based on the terms of the AM USA Agreements and operating history.  At the same time we are disputing the force majeure claim, the Company intends to work with AM USA to achieve a mutually agreeable commercial resolution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the SEC, including this Quarterly Report on Form 10-Q, and under “Cautionary Statement Concerning Forward-Looking Statements.”
Currently, such risks and uncertainties also include: SunCoke’s ability to manage its business during and after the COVID-19 pandemic; the impact of the COVID-19 pandemic on SunCoke’s results of operations, revenues, earnings and cash flows; SunCoke’s ability to reduce costs and capital spending in response to the COVID-19 pandemic; SunCoke’s balance sheet and liquidity throughout and following the COVID-19 pandemic; SunCoke’s prospects for financial performance and achievement of strategic objectives following the COVID-19 pandemic; capital allocation strategy following the COVID-19-related outbreak; and the general impact on our industry and on the U.S. and global economy resulting from COVID-19, including actions by domestic and foreign governments and others to contain the spread, or mitigate the severity, thereof.
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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has over 55 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also own and operate a logistics business that primarily provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
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
In March 2020, Cleveland-Cliffs Inc., a leading producer of iron ore pellets, completed the acquisition of AK Steel. We do not currently anticipate any impact to our contracts at Haverhill or Middletown resulting from this transaction.
Steelmaking customers continue to operate in a challenging environment. Demand in the steel market has declined dramatically as a result of the economic impacts of the novel coronavirus ("COVID-19"). The U.S. steel production utilization rate declined approximately 25 percent from a stable 80 percent in December of 2019 to approximately 55 percent in April of 2020. In response to the decline in end user demand as well as in an effort to slow the spread of COVID-19, in

March of 2020, manufacturers began idling plants, which has directly and adversely impacted our customers. Since the outbreak of COVID-19 in the U.S., total blast furnace output capacity has decreased dramatically. ArcelorMittal has idled its No. 4 blast furnace at its Indiana Harbor steel mill and the No. 6 blast furnace at its Cleveland flat-rolled steel mill. AK Steel has banked its Dearborn Works blast furnace in Detroit. U.S. Steel has idled the No. 4, No. 6 and No. 8 blast furnaces at its Gary Works flat-rolled mill in Indiana, the No. 1 blast furnace at its Mon Valley Works mill, the Blast Furnace A at its Granite City Works flat-rolled mill in Illinois and the Blast Furnace D4 at its Great Lakes Works mill in Michigan. In addition to the idling of these blast furnaces, other steelmaking facilities that continue to operate in the U.S. have turned down production. We expect it will take substantial time to return to normalized production levels, but given current market uncertainties, we cannot predict when production levels will normalize. Before steel production ramps back up, stockpiles throughout the supply chain likely will be utilized and end user demand will likely not return to its previous levels until the overall economy can recover.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of March 31, 2020:

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

Logistics
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), Lake Terminal and Dismal River Terminal (“DRT”). CMT is one of the largest export terminals on the U.S. Gulf Coast. CMT provides strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and has the current capability to transload 15 million tons annually with its top of the line shiploader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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
API2 and API6 prices declined slightly during the first three months of 2020 by approximately 8 percent and 4 percent, respectively, reflecting the continued reduced demand from Europe, Asia and the Mediterranean regions and increasing Russian coal supply. Additionally, in an effort to slow the spread of COVID-19, many international ports have been closed, and therefore, tons leaving the U.S. through CMT are even lower than current API2 and API6 prices would normally indicate.
A large portion of our logistics business has historically been from a long-term, take-or-pay contract with Foresight Energy LLC ("Foresight"). On March 10, 2020, Foresight filed for Chapter 11 bankruptcy and our contract with Foresight was subsequently rejected. CMT is handling Foresight tons in 2020 under a new contract with Javelin Global Commodities (UK) Ltd (“Javelin”) and negotiating a longer term contract. Our 2020 contract with Javelin is at a lower rate than our previous contract with Foresight, which was contemplated in our original 2020 guidance. We expect a longer term contract would also be at a lower rate, which was contemplated in the valuation assumptions that resulted in impairment charges recorded to our Logistics segment during 2019.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,
	2020	2019	Decrease
	(Dollars in millions)
Net income	$5.9	$12.2	$(6.3)
Net cash provided by operating activities	$26.8	$35.3	$(8.5)
Adjusted EBITDA	$62.1	$67.3	$(5.2)
The first quarter of 2020 was minimally impacted by COVID-19. Our Domestic Coke segment delivered strong operating results, driven by the ongoing success of our oven rebuild program at Indiana Harbor during the three months ended March 31, 2020, which was more than offset by a decline in volumes in our Logistics segment. See detailed analysis of the quarter's results throughout the MD&A. See Note 13 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA.
Recent Developments

•
COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. All of SunCoke's facilities have continued to operate during shelter-in-place mandates in every state where we operate due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and recognition as an essential business by state and local government authorities.

Our top priority has been and continues to be the safety and health of our employees and contractors. In response to the outbreak, we established an internal task force of subject matter experts, initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. More specifically, we have implemented screening processes at each of our sites, which may include screening questionnaires and temperature checks for employees, contractors and other service providers, to adhere to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities with respect to social distancing and physical separation. Additionally, we have increased cleaning and disinfecting programs at each of our sites.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has and will impact our suppliers and customers. We have not experienced any significant impacts or interruptions with respect to our ability to procure coal as a result of COVID-19, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions.
The impacts of COVID-19 and related economic conditions on the Company’s future results are uncertain at this time and outside the Company’s control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. In addition, because COVID-19 did not materially affect SunCoke's financial results in the first quarter of 2020, these results may not be indicative of the impact COVID-19 could have on the Company’s results for the remainder of 2020. See “Part II - Item 1A - Risk Factors” for additional discussion.

•
2020 Guidance. While COVID-19 did not materially impact SunCoke's results of operations during the first quarter of 2020, the resulting economic environment has begun to impact our customers. We are currently exploring contract restructuring alternatives with our customers to address short-term market challenges and long-term coke requirements. As these discussions of short-term supply relief with our customers are ongoing, SunCoke is withdrawing the previously described 2020 outlook, included in our Annual Report on Form 10-K for the year ended December 31, 2019. We will provide an updated 2020 outlook when these discussions are complete.

In May 2020, SunCoke received notice from AM USA declaring a force majeure event under two respective coke supply agreements: the Haverhill Coke Purchase Agreement and the Jewell Coke Supply Agreement and their related amendments (collectively, “the AM USA Agreements”). AM USA claims that disruptions to the steel industry due to COVID-19 make it impossible for AM USA to accept coke as required in the AM USA Agreements or to store coke. The impact of this force majeure claim, were it found to be valid, could be material to our results of operations.  However, SunCoke disputes AM USA’s force majeure claim based on the terms of the AM USA Agreements and operating history.  At the same time we are disputing the force majeure claim, the Company intends to work with AM USA to achieve a mutually agreeable commercial resolution.

•	2020 Revised Key Initiatives. With these new challenges, SunCoke's primary focus in 2020 will be to:

◦	Successfully navigate through the COVID-19 pandemic. SunCoke will continue to make every effort to protect the safety and well-being of employees and contractors during this health crisis.

◦
Deliver operational excellence and optimize asset base. SunCoke will continue to deliver strong operational performance and asset optimization while following all safety guidelines. We will continue to pursue opportunities to optimize our asset base at CMT. We anticipate this will be a multi-year process to recapture the lost earnings of this facility, and while we expect the current environment will pose challenges, we will continue to work diligently in 2020 to reposition CMT from primarily a coal export terminal to a broad based and diversified terminal.

◦
Support customer base and successful relief negotiation. SunCoke's business model is based on long-term partnerships with our coke customers. We will support our customers to help them navigate through the current crisis, while providing long-term certainty by navigating through successful customer relief negotiations and our 2020 contract renewals.

◦
Maintain asset integrity for long-term viability. SunCoke will ensure that assets are safeguarded during the current crisis situation to minimize any potential negative impact in the long-term. We will ensure our asset base is properly maintained, even as operating levels may fluctuate in the near term.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019

	(Dollars in millions)
Revenues
Sales and other operating revenue	$382.7	$391.3	$(8.6)
Costs and operating expenses
Cost of products sold and operating expenses	304.4	307.4	(3.0)
Selling, general and administrative expenses	16.2	16.7	(0.5)
Depreciation and amortization expense	34.1	37.2	(3.1)
Total costs and operating expenses	354.7	361.3	(6.6)
Operating income	28.0	30.0	(2.0)
Interest expense, net	14.6	14.8	(0.2)
Gain on extinguishment of debt	(2.9)	—	(2.9)
Income before income tax expense	16.3	15.2	1.1
Income tax expense	10.4	3.0	7.4
Net income	5.9	12.2	(6.3)
Less: Net income attributable to noncontrolling interests	1.0	2.4	(1.4)
Net income attributable to SunCoke Energy, Inc.	$4.9	$9.8	$(4.9)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three months ended March 31, 2020 compared to the same prior year period, primarily due to the pass-through of lower coal prices in our Domestic Coke segment and lower volumes in our Logistics segment. Higher volumes in our Domestic Coke segment partly offset these decreases.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 was consistent with the prior year period.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2020 decreased by $2.8 million as a result of the impairment to our Logistics assets, which was recorded in the third quarter of 2019. Moreover, the absence of additional depreciation associated with the upgrades to certain heat recovery steam generators was mostly offset by depreciation expense of $2.0 million on the completed oven rebuilds at Indiana Harbor throughout 2019.
Interest Expense, Net. Interest expense, net benefited during the three months ended March 31, 2020, from lower debt balances, which was mostly offset by the absence of $1.2 million of capitalized interest in the current year period.
Income Tax Expense. The income tax expense recorded during the three months ended March 31, 2020 reflects a revaluation in deferred tax assets, resulting in deferred income tax expense of $6.5 million. See Note 4 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Prior to June 28, 2019, when SunCoke acquired all publicly held Partnership common units, net income attributable to noncontrolling interest also represented the common public unitholders’ interest in the SunCoke Energy Partners, L.P. ("the Partnership").

The following table provides details into net income attributable to noncontrolling interest:

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)
	(Dollars in millions)
Net income attributable to third-party interest in our Indiana Harbor cokemaking facility	$1.0	$0.7	$0.3
Net income attributable to the Partnership's common public unitholders'	$—	$1.7	$(1.7)
Net income attributable to noncontrolling interest	$1.0	$2.4	$(1.4)
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$365.2	$359.3	$5.9
Brazil Coke	8.5	9.7	(1.2)
Logistics	9.0	22.3	(13.3)
Logistics intersegment sales	6.6	6.5	0.1
Elimination of intersegment sales	(6.6)	(6.5)	(0.1)
Total sales and other operating revenues	$382.7	$391.3	$(8.6)
Adjusted EBITDA(1):
Domestic Coke	$63.4	$58.5	$4.9
Brazil Coke	4.1	4.5	(0.4)
Logistics	3.3	12.7	(9.4)
Corporate and Other(2)	(8.7)	(8.4)	(0.3)
Total Adjusted EBITDA	$62.1	$67.3	$(5.2)
Coke Operating Data:
Domestic Coke capacity utilization	101%	96%	5%
Domestic Coke production volumes (thousands of tons)	1,069	1,006	63
Domestic Coke sales volumes (thousands of tons)	1,064	1,004	60
Domestic Coke Adjusted EBITDA per ton(3)	$59.59	$58.27	$1.32
Brazilian Coke production—operated facility (thousands of tons)	410	419	(9)
Logistics Operating Data:
Tons handled (thousands of tons)	4,214	5,784	(1,570)

(1)
See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2020 and 2019.

(2)
Corporate and Other includes the activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.1 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

(3)	Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2020 vs. 2019
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$359.3	$58.5
Volumes(1)	21.9	6.3
Coal cost recovery and yields(2)	(17.7)	(2.5)
Operating and maintenance costs	0.1	1.5
Energy and other	1.6	(0.4)
Current year period	$365.2	$63.4

(1)	The increase in volumes was driven by improved performance from rebuilt ovens at our Indiana Harbor facility.

(2)	The pass through of lower coal prices resulted in the decline in revenues. Adjusted EBITDA was negatively impacted by lower coal cost recovery at our Jewell cokemaking facility.
Logistics
The following table sets forth year-over-year changes in the Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2020 vs. 2019
	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$28.8	$12.7
Transloading volumes(1)	(8.1)	(7.3)
Price/margin impact of mix in transloading services(2)	(1.7)	(1.7)
Other(3)	(3.4)	(0.4)
Current year period	$15.6	$3.3

(1)	Lower volumes were the result of depressed thermal coal export pricing, which has adversely impacted certain customers at CMT and contributed to the bankruptcy of Foresight.

(2)	Reflects lower rates on CMT's contract with Javelin as compared to the contract with Foresight in the prior year period.

(3)	Other decreased due to lower ancillary revenue, which decreased with lower tons at CMT.
Brazil
Revenues were $8.5 million and Adjusted EBITDA was $4.1 million during the three months ended March 31, 2020, both of which reflect lower sales volumes.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.7 million for the three months ended March 31, 2020, which was comparable to results in the prior year period.

Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. As of March 31, 2020, we had $235.8 million of cash and cash equivalents and $88.2 million of borrowing availability under our credit facility. During the first quarter of 2020, the Company increased its borrowings under its Revolving Facility by $156.7 million in order to enhance its cash position and preserve financial flexibility.  This action safeguards the business, as well as the Company’s customers, suppliers, workforce and investors and ensures that the Company will maintain the cash and balance sheet strength required to navigate the current market conditions.  The proceeds from the Revolving Facility are being held as cash on the Company’s balance sheet and may be used for working capital or other corporate purposes.
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and will provide additional information supporting the Company’s position. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. See further discussion in Note 8 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Net cash provided by operating activities	$26.8	$35.3
Net cash used in investing activities	(22.8)	(20.9)
Net cash provided by (used in) financing activities	134.7	(16.2)
Net increase (decrease) in cash and cash equivalents	$138.7	$(1.8)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $8.5 million to $26.8 million for the three months ended March 31, 2020 as compared to the corresponding prior year period, reflecting lower operating results primarily in our logistics business. Primary working capital, which is comprised of accounts receivable, inventories and accounts payable, reflects timing of coal purchases but was reasonably consistent with the same prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $1.9 million to $22.8 million for the three months ended March 31, 2020 as compared to the corresponding prior year period. The current year period included an increase in capital spending on certain upgrades in order to improve the long-term reliability and operational performance of our assets, which was partially offset by the absence of capital spending in connection with the environmental remediation project.
Cash Flows from Financing Activities
Net cash provided by financing activities was $134.7 million for the three months ended March 31, 2020 as compared to net cash used in financing activities of $16.2 million in the corresponding prior year period. During the first quarter of 2020, the Company borrowed an additional $156.7 million on its Revolving Facility, as described above. These cash proceeds were partially offset by $8.9 million of cash payments to redeem $12.0 million face value of 2025 Senior Notes, repurchases of the Company's shares for total cash payments of $7.0 million under the repurchase programs discussed below and dividend payments to stockholders of $5.0 million. Additionally, the current period benefited from the absence of distribution payments to public unitholders of $7.1 million prior to the Simplification Transaction, which is described in Note 2 to our consolidated financial statements. See further discussion of debt activities in Note 7 to our consolidated financial statements.
Dividends
On January 29, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on March 2, 2020, to stockholders of record on February 18, 2020.

Additionally, on May 7, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on June 4, 2020, to stockholders of record on May 21, 2020.
Share Repurchases
During the first quarter of 2020, the Company repurchased $7.0 million of our common stock, or 1.6 million shares, in the open market for an average share price of $4.29, leaving $96.3 million available under the authorized repurchase program as of May 8, 2020. SunCoke has temporarily suspended additional repurchases under the authorized repurchase program. Refer to Item 2 of Part II to this Quarterly Report on Form 10-Q for additional details on the repurchase program.
Covenants
As of March 31, 2020, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2020, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In April 2020, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and changed the rating outlook to negative.
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

The following table summarizes ongoing capital expenditures and environmental remediation projects:

	Three Months Ended March 31,
	2020	2019

	(Dollars in millions)
Ongoing capital(1)	$22.8	$16.4
Environmental remediation projects(2)	—	4.5
Total capital expenditures(3)	$22.8	$20.9

(1)
Includes $4.8 million of capital expenditures in connection with the oven rebuild initiative at our Indiana Harbor facility during the three months ended March 31, 2019. This initiative was completed at the end of 2019.

(2)
Includes $1.2 million of capitalized interest in connection with the environmental remediation projects during the three months ended March 31, 2019. The environmental project at Granite City was completed in June 2019.

(3)	Reflects actual cash payments during the periods presented for our capital requirements.

Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no material changes to these arrangements during the three months ended March 31, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards applicable to SunCoke Energy, Inc. that have been adopted during the three months ended March 31, 2020.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2020 and 2019, respectively.
Guarantor Financial and Non-Financial Disclosures
The Company has an existing shelf registration statement, which was filed on November 8, 2019, upon the expiration of the prior shelf registration statement, for the offering of debt and/or securities on a delayed or continuous basis and is presenting these guarantor financial and non-financial disclosures in connection therewith. The following information has been prepared and presented pursuant to amended SEC Rule 3-10 of Regulation S-X and new SEC Rule 13-01 of Regulation S-X, which were adopted by the SEC on March 2, 2020. Although the amendment and new rule do not become effective until January 4, 2021, early adoption is permitted. The Company early adopted these amendments on March 31, 2020.
For purposes of the following information, SunCoke Energy, Inc. is referred to as “Issuer.” All 100 percent owned subsidiaries of the Company, including Finance Corp. and its consolidated subsidiaries, are expected to serve as guarantors of obligations (“Guarantor Subsidiaries”) included in the shelf registration statement, other than the Indiana Harbor partnership and certain of the Company’s corporate financing, international and legacy coal mining subsidiaries ("Non-Guarantors"). These guarantees will be full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Revenues	$283.3	$1,224.9
Long-lived asset and goodwill impairment	—	247.5
Costs and operating expenses	258.4	1,114.7
Operating income (loss)	24.9	(137.3)
Net income (loss)	$3.0	$(139.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
	March 31, 2020	December 31, 2019
	(Dollars in millions)
Assets:
Cash	$232.0	$93.3
Current receivables from Non-Guarantor subsidiaries	154.8	149.3
Other current assets	190.0	193.6
Properties, plants and equipment, net	1,194.5	1,210.0
Other non-current assets	53.0	54.2
Total assets	$1,824.3	$1,700.4
Liabilities:
Current liabilities	$132.6	$150.8
Long-term debt and financing obligation	924.8	780.0
Long-term payable to Non-Guarantor subsidiaries	123.7	127.2
Other long-term liabilities	236.1	226.0
Total liabilities	$1,417.2	$1,284.0
Cyber Security Update
On February 19, 2020, we announced that on February 18, 2020 we detected a security incident affecting several servers within certain data centers. Immediately, we took steps to identify and contain the situation, which included engaging a third-party incident response team to conduct the investigation. We assessed the impact of the incident and did not identify any impact to our financial reporting systems.  As of March 31, 2020, all material remediation and investigation activities have been completed. We incurred immaterial costs to perform these necessary remediation efforts during the three months ended March 31, 2020.  We are not aware of any evidence that any customer, supplier, or employee data has been improperly misused or transferred by any third party.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include, but are not limited to, the information concerning our expectations regarding the future impact of COVID-19 and the related economic conditions on our business, financial condition and results of operations, possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:

•
the potential operating and financial impacts on our operations, or those of our customers and suppliers, and the general impact on our industry and on the U.S. and global economy, resulting from COVID-19 or any other widespread contagion, including actions by foreign and domestic governments and others to contain the spread, or mitigate the severity, thereof;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2019. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2020.
Item 1A. Risk Factors

Material updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 are disclosed below.

The novel coronavirus ("COVID-19") and other possible pandemics and similar outbreaks may disrupt our operations and our customers’ and suppliers' operations, which could adversely impact our cash flows, financial position and results of operations.
In December 2019, COVID-19, a novel strain of coronavirus surfaced in Wuhan, China. Since then, in 2020, COVID-19 has spread to other countries including the United States ("U.S."). Efforts to contain the spread of COVID-19 have intensified, and include social distancing, travel bans and quarantine, which are generally having negative impacts on the U.S. and global economy. These measures impact our operations and may hamper our efforts to provide investors with timely information and/or comply with SEC filing obligations. The outbreak and response to the outbreak is rapidly evolving, and any preventative or protective actions that governments or we may take in respect of this outbreak could result in periods of significant business disruption. The extent to which COVID-19 impacts our results of operations, and our customers' and suppliers' results of operations, are out of our control and will depend on future developments that are highly uncertain and cannot be predicted, including the geographic spread of COVID-19, the severity and duration of the pandemic and actions taken to contain it or mitigate its effects. As a result, the ultimate financial impact to SunCoke of the COVID-19 global pandemic cannot be reasonably estimated at this time, but could materially and adversely affect our business, financial position and results of operations.
Other than the new risk factor above, there have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. The Company repurchased $3.3 million of our common stock, or 0.5 million shares, in the open market for an average share price of $6.25, during the three months ended March 31, 2020, resulting in the completion of this share repurchase program.
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2020, the Company repurchased $3.7 million of our common stock, or 1.1 million shares, in the open market for an average share price of $3.35, leaving $96.3 million available under the new authorized repurchase program as of May 8, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased under the Plans or Programs
	(In millions, except per share amounts)
January 1 – 31, 2020	512,792	$6.25	512,792	$100,079,933
February 1 – 29, 2020	12,777	$6.09	12,777	$100,000,000
March 1 – 31, 2020	1,095,731	$3.35	1,095,731	$96,329,301
For the quarter ended March 31, 2020	1,621,300
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of January 1, 2020 (incorporated by reference to Exhibit 4.3.2 to the Annual Report on Form 10-K, filed on February 20, 2020 (File No.:001-35243))

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

95.1*	Mine Safety Disclosures

99.1*	SunCoke Energy Partners Finance Corp. Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 8, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	May 8, 2020	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)