Form 10-Q
period 2020-06-30
SunCoke Energy, Inc.
filed 2020-08-03
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of July 31, 2020, there were 82,768,075 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Income (Unaudited) For the Three and Six Months Ended June 30, 2020 and 2019	1

Consolidated Statements of Comprehensive Income (Unaudited) For the Three and Six Months Ended June 30, 2020 and 2019	2

Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2020 and 2019	4

Consolidated Statements of Equity (Unaudited) For the Six Months Ended June 30, 2020 and 2019	5

Notes to the Consolidated Financial Statements	7

1. General	7

2. Acquisitions	7

3. Inventories	8

4. Goodwill and Other Intangible Assets	8

5. Income Taxes	8

6. Accrued Liabilities	9

7. Debt and Financing Obligation	9

8. Commitments and Contingent Liabilities	10

9. Share-Based Compensation	11

10. Earnings per Share	13

11. Fair Value Measurement	13

12. Revenue from Contracts with Customers	14

13. Business Segment Information	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4. Mine Safety Disclosures	34

Item 6. Exhibits*	35

Signature	36

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$338.0	$407.5	$720.7	$798.8
Costs and operating expenses
Cost of products sold and operating expenses	262.5	327.0	566.9	634.4
Selling, general and administrative expenses	16.5	21.9	32.7	38.6
Depreciation and amortization expense	34.1	37.0	68.2	74.2
Total costs and operating expenses	313.1	385.9	667.8	747.2
Operating income	24.9	21.6	52.9	51.6
Interest expense, net	14.9	15.1	29.5	29.9
Gain on extinguishment of debt	—	—	(2.9)	—
Income before income tax expense	10.0	6.5	26.3	21.7
Income tax expense	2.2	3.2	12.6	6.2
Net income	7.8	3.3	13.7	15.5
Less: Net income attributable to noncontrolling interests	1.3	1.0	2.3	3.4
Net income attributable to SunCoke Energy, Inc.	$6.5	$2.3	$11.4	$12.1
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.08	$0.03	$0.14	$0.19
Diluted	$0.08	$0.03	$0.14	$0.18
Weighted average number of common shares outstanding:
Basic	82.8	65.9	83.2	65.4
Diluted	82.9	66.1	83.4	65.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions)
Net income	$7.8	$3.3	$13.7	$15.5
Other comprehensive (loss) income:
Currency translation adjustment	(0.4)	0.1	(1.5)	0.1
Comprehensive income	7.4	3.4	12.2	15.6
Less: Comprehensive income attributable to noncontrolling interests	1.3	1.0	2.3	3.4
Comprehensive income attributable to SunCoke Energy, Inc.	$6.1	$2.4	$9.9	$12.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$81.1	$97.1
Receivables, net	49.5	59.5
Inventories	135.2	147.0
Income tax receivable	6.1	2.2
Other current assets	5.2	2.5
Total current assets	277.1	308.3
Properties, plants and equipment (net of accumulated depreciation of $969.5 million and $903.7 million at June 30, 2020 and December 31, 2019, respectively)	1,347.6	1,390.2
Goodwill and other intangible assets, net	36.8	38.1
Deferred charges and other assets	16.9	17.2
Total assets	$1,678.4	$1,753.8
Liabilities and Equity
Accounts payable	$72.9	$142.4
Accrued liabilities	41.7	47.3
Current portion of financing obligation	3.0	2.9
Interest payable	2.1	2.2
Total current liabilities	119.7	194.8
Long-term debt and financing obligation	768.1	780.0
Accrual for black lung benefits	51.3	50.5
Retirement benefit liabilities	23.5	24.5
Deferred income taxes	162.6	147.6
Asset retirement obligations	14.9	14.4
Other deferred credits and liabilities	22.8	23.6
Total liabilities	1,162.9	1,235.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,172,557 and 98,047,389 shares at June 30, 2020 and December 31, 2019, respectively	1.0	1.0
Treasury stock, 15,404,482 and 13,783,182 shares at June 30, 2020 and December 31, 2019, respectively	(184.0)	(177.0)
Additional paid-in capital	714.1	712.1
Accumulated other comprehensive loss	(15.9)	(14.4)
Retained deficit	(28.8)	(30.1)
Total SunCoke Energy, Inc. stockholders’ equity	486.4	491.6
Noncontrolling interest	29.1	26.8
Total equity	515.5	518.4
Total liabilities and equity	$1,678.4	$1,753.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$13.7	$15.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68.2	74.2
Deferred income tax expense	15.0	1.8
Payments in excess of expense for postretirement plan benefits	(1.0)	(1.1)
Share-based compensation expense	2.3	2.1
Gain on extinguishment of debt	(2.9)	—
Changes in working capital pertaining to operating activities:
Receivables	10.0	(23.5)
Inventories	11.8	(65.3)
Accounts payable	(56.9)	23.0
Accrued liabilities	(5.5)	10.7
Interest payable	(0.1)	0.3
Income taxes	(3.9)	(2.5)
Other	(2.1)	0.4
Net cash provided by operating activities	48.6	35.6
Cash Flows from Investing Activities:
Capital expenditures	(36.9)	(53.1)
Other investing activities	—	0.2
Net cash used in investing activities	(36.9)	(52.9)
Cash Flows from Financing Activities:
Repayment of long-term debt	(8.9)	(0.6)
Proceeds from revolving credit facility	247.2	175.6
Repayment of revolving credit facility	(247.2)	(180.6)
Repayment of financing obligation	(1.4)	(1.4)
Shares repurchased	(7.0)	—
Dividends paid	(10.0)	—
Cash distribution to noncontrolling interests	—	(14.2)
Other financing activities	(0.4)	(5.0)
Net cash used in financing activities	(27.7)	(26.2)
Net decrease in cash and cash equivalents	(16.0)	(43.5)
Cash and cash equivalents at beginning of period	97.1	145.7
Cash and cash equivalents at end of period	$81.1	$102.2
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of zero and $2.3 million, respectively	$27.3	$28.0
Income taxes paid, net of refunds of $0.3 million and zero, respectively	$1.4	$6.5
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
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4
Net income	—	—	—	—	—	—	4.9	4.9	1.0	5.9
Currency translation adjustment	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Share-based compensation expense	—	—	—	—	1.1	—	—	1.1	—	1.1
Share issuances, net of shares withheld for taxes	118,269	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share repurchases	—	—	1,621,300	(7.0)	—	—		(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(5.0)	(5.0)	—	(5.0)
At March 31, 2020	98,165,658	$1.0	15,404,482	$(184.0)	$712.9	$(15.5)	$(30.2)	$484.2	$27.8	$512.0
Net income	—	—	—	—	—	—	6.5	6.5	1.3	7.8
Currency translation adjustment	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Share-based compensation expense	—	—	—	—	1.2	—	—	1.2	—	1.2
Share issuances, net of shares withheld for taxes	6,899	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
At June 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.1	$(15.9)	$(28.8)	$486.4	$29.1	$515.5
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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. To diversify our business and customer base, SunCoke has been exploring the foundry coke market and testing production capacity. We expect we will be in a position to produce and sell foundry coke and by-product industrial coke in 2021. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Partnership merged with and into SunCoke Energy Partners Finance Corp. ("Finance Corp."), which is also a wholly-owned subsidiary of the Company.
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$2.3	$12.1
Increase in SunCoke Energy, Inc. equity for the change in ownership interest in the Partnership(1)	182.5	182.5
Change from net income attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$184.8	$194.6
(1) Represents the non-cash impact related to the Simplification Transaction.
3. Inventories
The components of inventories were as follows:

	June 30, 2020	December 31, 2019

	(Dollars in millions)
Coal	$78.3	$94.4
Coke	11.1	8.1
Materials, supplies and other	45.8	44.5
Total inventories	$135.2	$147.0
4. Goodwill and Other Intangible Assets
        Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is assessed for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke segment was $3.4 million at both June 30, 2020 and December 31, 2019.
        The components of other intangible assets, net were as follows:

		June 30, 2020			December 31, 2019
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	1	$7.7	$7.5	$0.2	$7.7	$7.2	$0.5
Customer relationships	4	6.7	4.2	2.5	6.7	3.9	2.8
Permits	22	31.7	1.0	30.7	31.7	0.3	31.4
Total		$46.1	$12.7	$33.4	$46.1	$11.4	$34.7
Total amortization expense for intangible assets subject to amortization was $0.6 million and $1.3 million for the three and six months ended June 30, 2020, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2019, respectively.
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $2.2 million and $12.6 million for the three and six months ended June 30, 2020, respectively, resulting in effective tax rates of 22.0 percent and 47.9 percent, respectively, as compared to the 21.0 percent federal statutory rate. Differences between the Company's effective tax rates and the federal statutory rate during the six months ended June 30, 2020 were primarily driven by the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in $6.5 million of deferred income tax expense. Additionally, the new tax law passed in response to the novel coronavirus ("COVID-19"), the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020, allows the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result, SunCoke expects to receive income tax refunds of approximately $3.9 million for prior year taxes paid and recorded a tax benefit of $1.5 million during the six months ended June 30, 2020.
The Company recorded income tax expense of $3.2 million and $6.2 million for the three and six months ended June 30, 2019, respectively, resulting in effective tax rates of 49.2 percent and 28.6 percent, respectively, as compared to the 21.0 percent federal statutory rate. Prior to the Simplification Transaction, the income attributable to the noncontrolling interest in the Partnership was not taxable to SunCoke. Upon closing of the Simplification Transaction, this income became taxable to SunCoke and has increased the effective tax rate. Differences between the Company's effective tax rates and the statutory rate during the six months ended June 30, 2019 were primarily due to the impact of state income taxes.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(Dollars in millions)
Accrued benefits	$13.9	$21.7
Current portion of postretirement benefit obligation	2.9	2.9
Other taxes payable	12.2	9.9
Current portion of black lung liability	4.6	4.6
Other	8.1	8.2
Total accrued liabilities	$41.7	$47.3
7. Debt and Financing Obligation
        Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	June 30, 2020	December 31, 2019

	(Dollars in millions)
7.50 percent senior notes, due 2025 ("2025 Senior Notes")	$638.0	$650.0
$400.0 million revolving credit facility, due 2024 ("Revolving Facility")	143.3	143.3
5.82 percent financing obligation, due 2021 ("Financing Obligation")	5.8	7.2
Total borrowings	787.1	800.5
Original issue discount	(3.9)	(4.3)
Debt issuance costs	(12.1)	(13.3)
Total debt and financing obligation	$771.1	$782.9
Less: current portion of financing obligation	3.0	2.9
Total long-term debt and financing obligation	$768.1	$780.0
2025 Senior Notes
        During the first quarter of 2020, the Company repurchased $12.0 million face value of outstanding 2025 Senior Notes for $8.9 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Income of $2.9 million, net of the write-off of unamortized debt issuance costs and original issue discount.
Revolving Facility
        As of June 30, 2020, the Revolving Facility had letters of credit outstanding of $11.8 million and a $143.3 million outstanding balance, leaving $244.9 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance.

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
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $35.0 million.
As of June 30, 2020, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
Legal Matters
        Between 2005 and 2012, the U.S. Environmental Protection Agency ("EPA") and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations (“NOVs”), alleging violations of air emission operating permits for our Haverhill and Granite City cokemaking facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency to address the allegations and, in November 2014, entered into a consent decree with these parties in federal district court in the Southern District of Illinois. The consent decree included a civil penalty paid in December 2014, and a commitment to undertake capital projects to improve reliability and enhance environmental performance. The Haverhill project was completed in 2016, but completion of the Granite City project was delayed to June 2019, with SunCoke agreeing to pay an immaterial amount associated with the delay.
Between 2010 and 2016, SunCoke Energy also received certain NOVs, Findings of Violations (“FOVs”), and information requests from the EPA, alleging violations of air operating permit conditions related to our Indiana Harbor cokemaking facility. To reach a settlement of these NOVs and FOVs, we met regularly with the EPA, the Indiana Department of Environmental Management and Cokenergy, LLC., an independent power producer that processes hot flue gas from our Indiana Harbor facility to reduce the sulfur and particulate content and produce steam and electricity. A consent decree among the parties was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. The settlement included a civil penalty paid in the fourth quarter of 2018, and implementation of certain capital projects, completed during the fourth quarter of 2019, to improve reliability and environmental performance of the coke ovens at the facility.
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
        We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $55.9 million and $55.1 million at June 30, 2020 and

December 31, 2019, respectively, of which the current portion of $4.6 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
        On February 1, 2013, SunCoke obtained commercial insurance for any black lung liabilities for employees with a last date of employment after that date. Also during 2013, we were reauthorized to continue to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) in exchange for $8.4 million of collateral. In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure our legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and provided additional information supporting the Company’s position in May 2020. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity.
9. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2020, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Restricted Stock Units Settled in Shares
The Company issued 304,332 stock-settled restricted stock units (“RSUs”) to certain employees for shares of the Company’s common stock during the six months ended June 30, 2020. The weighted average grant date fair value was $6.04 per share and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units (“PSUs”) for shares of the Company's common stock during the six months ended June 30, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023:

	Shares	Grant Date Fair Value per Share
PSUs(1)(2)	228,248	$6.70
(1) The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA (as defined in Note 13) performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.
(2) The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.
The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2020 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.

Stock Options
The Company did not grant any stock options during the six months ended June 30, 2020.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2020, the Company issued 263,998 restricted stock units to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2020 was $6.04 per unit and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and at both June 30, 2020 and December 31, 2019 was not material.
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
The Company issued a grant date fair value award of $2.0 million during the six months ended June 30, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The 2020 awards are not subject to the Company's three-year TSR Modifier performance.
The cash incentive award liability at June 30, 2020 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both June 30, 2020 and December 31, 2019 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	June 30, 2020
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$0.1	$0.3	$0.3	$0.5	$0.2	1.4
RSUs	0.5	0.3	0.9	0.4	$1.5	1.3
PSUs	0.6	0.5	1.0	1.0	$2.3	1.6
Total equity awards	$1.2	$1.1	$2.2	$1.9
Liability Awards:
Cash RSUs	$0.1	$0.3	$0.1	$0.7	$0.8	1.9
Cash incentive award	0.1	0.3	0.3	0.4	$1.3	2.1
Total liability awards	$0.2	$0.6	$0.4	$1.1
(1) Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
        The Company issued $0.1 million and $0.2 million of share-based compensation to the Company's Board of Directors during the six months ended June 30, 2020 and 2019, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	82.8	65.9	83.2	65.4
Add: Effect of dilutive share-based compensation awards	0.1	0.2	0.2	0.3
Weighted-average number of shares-diluted	82.9	66.1	83.4	65.7

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Shares in millions)
Stock options	3.1	3.0	3.1	2.9
Restricted stock units	0.3	—	0.3	—
Performance stock units	0.2	0.2	0.2	0.2
Total	3.6	3.2	3.6	3.1
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
•Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
•Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
•Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at June 30, 2020 and December 31, 2019 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.

Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2020 and December 31, 2019, the fair value of the Company’s total debt was estimated to be $689.9 million and $776.1 million, respectively, compared to a carrying amount of $787.1 million and $800.5 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
12. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay coke sales agreements with AM USA, AK Steel and U.S. Steel, who are three of the largest blast furnace steelmakers in North America. The take-or-pay provisions in our agreements require our customers to purchase all or substantially all of the coke volumes produced as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage, which vary by contract, and have historically been approximately 4.1 million tons, covering at least 90 percent of each facility's nameplate capacity.
As a result of the impacts the COVID-19 global pandemic has had on our customers, in July 2020, SunCoke entered into customer agreement amendments, providing near-term coke supply relief for our customers, in exchange for extending certain agreements These amended agreements reduced the minimum tonnage we are required to deliver to our customers to approximately 3.8 million tons, 3.7 million tons and 3.3 million tons in 2020, 2021 and 2022 through contract expiration, respectively. These amended coke sales agreements have an average remaining term of approximately six years.
Disaggregated Sales and Other Operating Revenue
        The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$310.0	$364.6	$661.5	$709.1
Energy	12.0	12.9	25.1	26.7
Logistics	7.1	19.4	16.0	41.4
Operating and licensing fees	7.2	10.0	15.7	19.7
Other	1.7	0.6	2.4	1.9
Sales and other operating revenue	$338.0	$407.5	$720.7	$798.8
        The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$180.3	$192.0	$376.1	$389.6
AM Brazil	7.2	10.0	15.7	19.7
AK Steel	89.8	112.7	197.7	216.8
U.S. Steel	51.0	68.9	109.9	123.0
Other	9.7	23.9	21.3	49.7
Sales and other operating revenue	$338.0	$407.5	$720.7	$798.8

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

        The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$323.5	$378.0	$688.7	$737.3
Brazil Coke	7.2	10.0	15.7	19.7
Logistics	7.3	19.5	16.3	41.8
Logistics intersegment sales	5.2	6.7	11.8	13.2
Elimination of intersegment sales	(5.2)	(6.7)	(11.8)	(13.2)
Total sales and other operating revenues	$338.0	$407.5	$720.7	$798.8

Adjusted EBITDA:
Domestic Coke	$61.6	$56.3	$125.0	$114.8
Brazil Coke	3.2	4.3	7.3	8.8
Logistics	3.0	11.8	6.3	24.5
Corporate and Other(1)	(8.8)	(9.3)	(17.5)	(17.7)
Total Adjusted EBITDA	$59.0	$63.1	$121.1	$130.4

Depreciation and amortization expense:
Domestic Coke	$30.4	$30.6	$60.9	$61.2
Brazil Coke	0.1	0.1	0.2	0.3
Logistics	3.2	6.0	6.4	12.1
Corporate and Other	0.4	0.3	0.7	0.6
Total depreciation and amortization expense	$34.1	$37.0	$68.2	$74.2

Capital expenditures:
Domestic Coke	$11.5	$31.5	$32.3	$50.4
Logistics	2.6	0.7	4.6	2.7
Total capital expenditures	$14.1	$32.2	$36.9	$53.1
(1) Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.4 million and $4.5 million during the three and six months ended June 30, 2020, respectively, as well as $2.0 million and $3.8 million during the three and six months ended June 30, 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.6 million and $1.4 million during the three and six months ended June 30, 2020, respectively.

The following table sets forth the Company's segment assets:

	June 30, 2020	December 31, 2019

	(Dollars in millions)
Segment assets
Domestic Coke	$1,378.9	$1,434.2
Brazil Coke	11.8	14.6
Logistics	197.9	200.8
Corporate and Other	83.7	102.0
Segment assets, excluding tax assets	1,672.3	1,751.6
Tax assets	6.1	2.2
Total assets	$1,678.4	$1,753.8
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

Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$6.5	$2.3	$11.4	$12.1
Add: Net income attributable to noncontrolling interests	1.3	1.0	2.3	3.4
Net income	$7.8	$3.3	$13.7	$15.5
Add:
Depreciation and amortization expense	34.1	37.0	68.2	74.2
Interest expense, net	14.9	15.1	29.5	29.9
Gain on extinguishment of debt	—	—	(2.9)	—
Income tax expense	2.2	3.2	12.6	6.2
Contingent consideration adjustments(1)	—	0.1	—	(0.3)
Simplification Transaction costs(2)	—	4.4	—	4.9
Adjusted EBITDA	$59.0	$63.1	$121.1	$130.4
Subtract: Adjusted EBITDA attributable to noncontrolling interests(3)	2.3	18.6	4.3	37.5
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$56.7	$44.5	$116.8	$92.9
(1)In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that required the Company to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Contingent consideration adjustments in the first half of 2019 were primarily the result of modifications to the volume forecast. This liability was written to zero during the third quarter of 2019, and the related contract was terminated in 2020.
(2)Costs expensed by the Partnership associated with the Simplification Transaction.
(3)Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the Simplification Transaction.

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
Cokemaking
         We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace ("furnace") coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. To diversify our business and customer base, SunCoke has been exploring the foundry coke market and testing production capacity. We expect we will be in a position to produce and sell foundry coke and by-product industrial coke in 2021. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces.
        Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Corporation (“AK Steel”) and United States Steel Corporation (“U.S. Steel”), who are three of the largest blast furnace steelmakers in North America. These coke sales agreements have a weighted average remaining term of approximately six years based on annual nameplate capacity and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to AM USA coke sales.
        Steelmaking customers continue to operate in a challenging environment. In response to the decline in end user demand as well as in an effort to slow the spread of the novel coronavirus ("COVID-19"), in March 2020, end user manufacturers began idling plants, which directly and adversely impacted our customers. As a result, U.S. steel production utilization rate declined approximately 25 percent from a stable 80 percent in December 2019 to approximately 55 percent in

June 2020. In response to this decrease in demand for steel production, certain blast furnaces have idled and other steelmaking facilities that continue to operate have turned down production. In order to help navigate through this challenging environment, SunCoke has worked with our customers to provide near-term coke supply relief for customers in exchange for extending certain contracts. See further discussion in "Recent Developments."
We expect it will take substantial time to return to normalized production levels, but given current market uncertainties and uncertainty regarding the duration, severity and potential resurgence on the COVID-19 pandemic, we cannot predict when production levels will normalize. Before steel production ramps back up, stockpiles throughout the supply chain likely will be utilized and end user demand will likely not return to its previous levels until the overall economy recovers.
        Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Our Haverhill II facility amended agreement with AK Steel expires in 2021, at which time Haverhill II intends to continue to generate electricity for sale at prevailing market rates, either into the regional power market or to AK Steel.
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of June 30, 2020:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	AM USA	1962	December 2025(3)	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	AM USA	1998	October 2023	268	1,220	Heat for power generation
Haverhill Phase I	Franklin Furnace, Ohio	AM USA	2005	December 2025(3)	100	550	Process steam
Haverhill Phase II	Franklin Furnace, Ohio	AK Steel	2008	June 2023(4)	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2024	120	650	Steam for power generation
Middletown(2)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
					1,150	5,940
(1)Cokemaking nameplate capacity represents stated capacity for production of blast furnace coke. The minimum tons in our coke sales agreements may be lower than the annual cokemaking nameplate capacity.
(2)The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.
(3)In July 2020, the Jewell and Haverhill Phase I contracts with AM USA were amended to extend contract expiration from December 2020 to December 2025. See "Recent Developments" for additional details.
(4)In July 2020, the Haverhill Phase II contract with AK Steel was amended to extend the contract expiration from December 2021 to June 2023. See "Recent Developments" for additional details.
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
        Our logistics business has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of approximately 3 million tons. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take title of the materials handled but instead derive our revenues by providing handling and/or mixing services to our customers on a per ton basis. Revenues are recognized when services are provided as defined by customer contracts. Logistics services provided to our domestic cokemaking facilities are provided under contracts with terms equivalent to those of arm's-length transactions.
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
        API2 and API6 prices declined during the first half of 2020 by approximately 5 percent and 24 percent, respectively, reflecting the continued reduced demand from Europe, Asia and the Mediterranean regions and increased Russian coal supply. Additionally, in an effort to slow the spread of COVID-19, many international ports continue to be closed, which has put further pressure on export volumes. Challenging market conditions have also impacted the volume of coal moving through our domestic logistics terminals, including the terminals that serve our own cokemaking facilities as a result of the volume relief provided to our Domestic Coke customers.
        Historically, a significant portion of our logistics business was derived from a long-term, take-or-pay contract with Foresight Energy LLC ("Foresight"). On March 10, 2020, Foresight filed for Chapter 11 bankruptcy and our contract with Foresight was subsequently rejected. CMT is handling Foresight tons in 2020 under a new contract with Javelin Global Commodities (UK) Ltd (“Javelin”) and is in the process of negotiating a longer term contract.
Second Quarter Key Financial Results
        Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019
	(Dollars in millions)
Net income	$7.8	$3.3	$4.5	$13.7	$15.5	$(1.8)
Net cash provided by operating activities	$21.8	$0.3	$21.5	$48.6	$35.6	$13.0
Adjusted EBITDA	$59.0	$63.1	$(4.1)	$121.1	$130.4	$(9.3)
        The three and six months ended June 30, 2020 reflect lower Logistics volumes as well as the impact of volume relief provided to certain Domestic Coke customers beginning during the second quarter, partly offset by the ongoing success of our oven rebuild program at Indiana Harbor. See detailed analysis of the quarter's results throughout the MD&A. See Note 13 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.

Recent Developments
•COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and the designation as an essential business by state and local government authorities.
Our top priority has been and continues to be the safety and health of our employees and contractors. In response to the outbreak, we established an internal task force of subject matter experts, initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. The majority of qualifying personnel have returned to working on-site. We have implemented screening procedures consistent with U.S. Centers for Disease Control (“CDC”) recommendations at each of our sites, which may include screen questionnaires and temperature checks for employees, contractors, or other service providers. Additionally, to ensure employee safety, we have also adopted protocols consistent with CDC, state, and local guidance, which include but are not limited to increased cleaning and disinfection, social distancing, physical separations, and, in certain instances, mask-wearing.
We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it has and will impact our suppliers. We have not experienced any significant impacts or interruptions with respect to our ability to procure coal as a result of COVID-19, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions.
•Customer Contract Amendments and Revised 2020 Guidance. Throughout the second quarter of 2020, SunCoke has been engaged in discussions with its steelmaking customers regarding market challenges presented by the current COVID-19 global pandemic. These discussions have addressed near-term coke supply relief for customers in exchange for extending certain contracts.
In July 2020, SunCoke reached an agreement with AK Steel for a supply reduction of 200 thousand tons of coke in 2020, including a 125 thousand ton reduction at Haverhill II and a 75 thousand ton reduction at Middletown, in exchange for extending the Haverhill II contract from December 31, 2021 to June 30, 2023.
Also in July 2020, SunCoke reached an agreement with AM USA to reduce supply by approximately 300 thousand coke tons in 2020 in exchange for extending the Haverhill I and Jewell contracts to December 31, 2025. Under the new contracts, SunCoke will produce a combined 800 thousand tons for the 2021 contract year and a combined 400 thousand tons on an annualized basis for the 2022 through 2025 contract years. In connection with these discussions, AM USA withdrew its notice declaring a force majeure event.
As we temporarily ramp down coke production in 2020 and address market conditions in the logistics business, we have taken several steps to reduce costs and optimize our operations. The impact of these actions along with lower volumes will result in a reduction in 2020 Adjusted EBITDA of $40 million to $50 million from our previous expectations. We now expect 2020 Adjusted EBITDA to be between $190 million and $200 million. Additionally, as a result of these changes as well as anticipated changes in working capital, we now expect full year 2020 cash from operating activities of approximately $116 million to $136 million. We also expect 2020 capital expenditures of approximately $80 million.
We are also evaluating our cost structure to ensure that we remain a low-cost provider. We have taken further actions, including a reduction in force, which is anticipated to result in full year savings of approximately $10 million in 2021.
Our business model is built on long-term customer relationships. The actions we have taken, together with our customers, not only address all the near-term contracts that were approaching expiration, but also further strengthen our long-term customer relationships and add meaningful certainty and stability to our business.
The Company expects that the impacts of COVID-19 and related economic conditions on our future results will continue to evolve in ways that are difficult to anticipate. See “Part II - Item 1A - Risk Factors” for additional discussion.
•2020 Revised Key Initiatives. With these new challenges, SunCoke's primary focus in 2020 will be to:
◦Successfully navigate through the COVID-19 pandemic. SunCoke will continue to make every effort to protect the safety and well-being of employees and contractors during this health crisis.
◦Deliver operational excellence and optimize asset base. SunCoke will continue to deliver strong operational performance and asset optimization while following all safety guidelines.
◦Support customer base and successful relief negotiation. SunCoke's business model is based on long-term partnerships with our coke customers. We will continue to support our customers to help them navigate through the current crisis, while providing long-term stability by navigating through successful customer relief negotiations.
◦Maintain asset integrity for long-term viability. SunCoke will ensure that assets are safeguarded during the current crisis situation to minimize any potential negative financial impact in the long-term. We will ensure our asset base is properly maintained, even as operating levels may fluctuate in the near term.

◦Achieve revised 2020 financial objectives. SunCoke is confident in our liquidity position and will remain committed to achieving our revised financial targets of Adjusted EBITDA of between $190 million and $200 million in 2020.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019

	(Dollars in millions)
Revenues
Sales and other operating revenue	$338.0	$407.5	$(69.5)	$720.7	$798.8	$(78.1)
Costs and operating expenses
Cost of products sold and operating expenses	262.5	327.0	(64.5)	566.9	634.4	(67.5)
Selling, general and administrative expenses	16.5	21.9	(5.4)	32.7	38.6	(5.9)
Depreciation and amortization expense	34.1	37.0	(2.9)	68.2	74.2	(6.0)
Total costs and operating expenses	313.1	385.9	(72.8)	667.8	747.2	(79.4)
Operating income	24.9	21.6	3.3	52.9	51.6	1.3
Interest expense, net	14.9	15.1	(0.2)	29.5	29.9	(0.4)
Gain on extinguishment of debt	—	—	—	(2.9)	—	(2.9)
Income before income tax expense	10.0	6.5	3.5	26.3	21.7	4.6
Income tax expense	2.2	3.2	(1.0)	12.6	6.2	6.4
Net income	7.8	3.3	4.5	13.7	15.5	(1.8)
Less: Net income attributable to noncontrolling interests	1.3	1.0	0.3	2.3	3.4	(1.1)
Net income attributable to SunCoke Energy, Inc.	$6.5	$2.3	$4.2	$11.4	$12.1	$(0.7)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three and six months ended June 30, 2020 compared to the same prior year period, primarily due to the pass-through of lower coal prices in our Domestic Coke segment, which also resulted in improved margins. Lower volumes in our Logistics segment decreased sales and operating revenue during the three and six months ended June 30, 2020. Additionally, Domestic Coke volumes decreased during the three months ended June 30, 2020, as a result of volume relief provided to our customers impacted by the COVID-19 pandemic.
Selling, General and Administrative Expenses. Selling, general and administrative expenses benefited during the three and six months ended June 30, 2020 due to the absence of $4.4 million and $4.9 million, respectively, of transaction costs incurred during the prior year periods.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and six months ended June 30, 2020 decreased as a result of the impairment of our Logistics assets, which was recorded in the third quarter of 2019. Depreciation expense increased $2.1 million and $4.1 million, respectively, during the three and six months ended June 30, 2020 for the oven rebuilds at Indiana Harbor, which were completed throughout 2019. This increase was mostly offset by the absence of additional depreciation associated with the upgrades to certain heat recovery steam generators, which was recorded during the same prior year periods.
Interest Expense, Net. Interest expense, net benefited during the three and six months ended June 30, 2020, as a result of 2025 Senior Notes repurchases, which was mostly offset by the absence of $1.1 million and $2.3 million, respectively, of capitalized interest in the current year periods.
Income Tax Expense. The increase in income tax expense during the six months ended June 30, 2020 reflects a the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in deferred income tax expense of $6.5 million, partly offset by a $1.5 million benefit as result of the Coronavirus Aid, Relief, and Economic Security Act. See Note 4 to our consolidated financial statements.

Noncontrolling Interest. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Net income from Indiana Harbor has increased in the current year periods as a result of the completion of the oven rebuild project and resulting improved performance, which therefore resulted in an increase in noncontrolling interest. Prior to the Company acquiring all of the outstanding common units of the Partnership not already owned by SunCoke (the "Simplification Transaction"), net income attributable to noncontrolling interest also represented the common public unitholders’ interest in the Partnership.

The following table provides details into net income attributable to noncontrolling interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in millions)
Net income attributable to third-party interest in our Indiana Harbor cokemaking facility	$1.3	$0.1	$1.2	$2.3	$0.8	$1.5
Net income attributable to the Partnership's common public unitholders'	$—	$0.9	$(0.9)	$—	$2.6	$(2.6)
Net income attributable to noncontrolling interest	$1.3	$1.0	$0.3	$2.3	$3.4	$(1.1)
Results of Reportable Business Segments
We report our business results through three segments:
•Domestic Coke consists of our Jewell facility, located in Vansant, Virginia, our Indiana Harbor facility, located in East Chicago, Indiana, our Haverhill facility, located in Franklin Furnace, Ohio, our Granite City facility located in Granite City, Illinois, and our Middletown facility located in Middletown, Ohio.
•Brazil Coke consists of operations in Vitória, Brazil, where we operate the ArcelorMittal Brazil cokemaking facility.
•Logistics consists of CMT, located in Convent, Louisiana, KRT, located in Ceredo and Belle, West Virginia, Lake Terminal, located in East Chicago, Indiana, and DRT, located in Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		2020	2019

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$323.5	$378.0	$(54.5)	$688.7	$737.3	$(48.6)
Brazil Coke	7.2	10.0	(2.8)	15.7	19.7	(4.0)
Logistics	7.3	19.5	(12.2)	16.3	41.8	(25.5)
Logistics intersegment sales	5.2	6.7	(1.5)	11.8	13.2	(1.4)
Elimination of intersegment sales	(5.2)	(6.7)	1.5	(11.8)	(13.2)	1.4
Total sales and other operating revenues	$338.0	$407.5	$(69.5)	$720.7	$798.8	$(78.1)
Adjusted EBITDA(1):
Domestic Coke	$61.6	$56.3	$5.3	$125.0	$114.8	$10.2
Brazil Coke	3.2	4.3	(1.1)	7.3	8.8	(1.5)
Logistics	3.0	11.8	(8.8)	6.3	24.5	(18.2)
Corporate and Other(2)	(8.8)	(9.3)	0.5	(17.5)	(17.7)	0.2
Total Adjusted EBITDA	$59.0	$63.1	$(4.1)	$121.1	$130.4	$(9.3)
Coke Operating Data:
Domestic Coke capacity utilization	94%	97%	(3)%	98%	97%	1%
Domestic Coke production volumes (thousands of tons)	987	1,030	(43)	2,056	2,036	20
Domestic Coke sales volumes (thousands of tons)	977	1,030	(53)	2,041	2,034	7
Domestic Coke Adjusted EBITDA per ton(3)	$63.05	$54.66	$8.39	$61.24	$56.44	$4.80
Brazilian Coke production—operated facility (thousands of tons)	270	424	(154)	680	843	(163)
Logistics Operating Data:
Tons handled (thousands of tons)	2,853	5,592	(2,739)	7,067	11,376	(4,309)
(1)See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2020 and 2019.
(2)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $2.4 million and $4.5 million during the three and six months ended June 30, 2020, respectively, and $2.0 million and $3.8 million during the three and six months ended June 30, 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.6 million and $1.4 million during the three and six months ended June 30, 2020, respectively.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
        The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended June 30, 2020 vs. 2019		Six Months Ended June 30, 2020 vs. 2019
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$378.0	$56.3	$737.3	$114.8
Volumes(1)	(13.9)	(4.7)	9.0	1.3
Coal cost recovery and yields(2)	(42.8)	0.7	(61.3)	(2.0)
Operating and maintenance costs(3)	2.4	9.5	2.3	11.4
Energy and other	(0.2)	(0.2)	1.4	(0.5)
Current year period	$323.5	$61.6	$688.7	$125.0
(1)  Improved performance from rebuilt ovens at our Indiana Harbor facility increased volumes during the three and six months ended June 30, 2020. The increase was more than offset by volume relief provided to our customers impacted by the COVID-19 pandemic beginning during the three months ended June 30, 2020.
(2) The pass through of lower coal prices resulted in the decline in revenues.
(3) Adjusted EBITDA benefited from lower operating and maintenance costs across the fleet as well as the absence of costs related to the Indiana Harbor oven rebuild initiative.
Logistics
During the three and six months ended June 30, 2020 revenues were $7.3 million and $16.3 million, respectively, and Adjusted EBITDA was $3.0 million and $6.3 million, respectively. During the three and six months ended June 30, 2019 revenues were $19.5 million and $41.8 million, respectively, and Adjusted EBITDA was $11.8 million and $24.5 million, respectively. Declines in Logistics as compared to the prior year periods reflect lower volumes primarily resulting from depressed thermal coal export pricing, which has adversely impacted certain customers at CMT and contributed to the bankruptcy of Foresight. The COVID-19 pandemic further impacted volumes during the three months ended June 30, 2020.
Brazil
        During the three and six months ended June 30, 2020, revenues were $7.2 million and $15.7 million, respectively, and Adjusted EBITDA was $3.2 million and $7.3 million, respectively, all of which reflect volume relief provided to our customers impacted by the COVID-19 pandemic beginning during the six months ended June 30, 2020.
Corporate and Other
        Corporate and Other Adjusted EBITDA was a loss of $8.8 million and $17.5 million for the three and six months ended June 30, 2020, which reflects foundry related research and development costs of $0.6 million and $1.4 million, respectfully. These costs were offset by offset by lower employee related costs in the three months ended June 30, 2020 and further offset by the favorable impact of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price during the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. However, the Company continues to evaluate whether any borrowings or other actions are needed to safeguard the business amidst the fluid market conditions and the uncertainty around the magnitude and duration of the COVID-19 pandemic. As of June 30, 2020, we had $81.1 million of cash and cash equivalents and $244.9 million of borrowing availability under our credit facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Share Repurchases below and "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" for additional discussion.
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. See further discussion in Note 8 to our consolidated financial statements.
Cash Flow Summary
        The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(Dollars in millions)
Net cash provided by operating activities	$48.6	$35.6
Net cash used in investing activities	(36.9)	(52.9)
Net cash used in financing activities	(27.7)	(26.2)
Net decrease in cash and cash equivalents	$(16.0)	$(43.5)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $13.0 million to $48.6 million for the six months ended June 30, 2020 as compared to the corresponding prior year period. The current period reflects a favorable impact from primary working capital, which is comprised of accounts receivable, inventories and accounts payable, resulting from the timing of coal purchases and lower coal prices as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $16.0 million to $36.9 million for the six months ended June 30, 2020 as compared to the corresponding prior year period. The current year period reflects the absence of capital spending in connection with the oven rebuild project and the environmental remediation project, which was partially offset by capital spending for the foundry cokemaking growth project.
Cash Flows from Financing Activities
Net cash used in financing activities was $27.7 million for the six months ended June 30, 2020 as compared to $26.2 million in the corresponding prior year period. The current year period reflects $8.9 million of cash payments to redeem $12.0 million face value of 2025 Senior Notes, repurchases of the Company's shares for total cash payments of $7.0 million under the repurchase programs discussed below and dividend payments to stockholders of $10.0 million. The prior year period reflects the Partnership's distribution payments to public unitholders of $14.2 million, the Partnership's repayment of $5.0 million on its revolving credit facility and certain payments for the Simplification Transaction totaling of $2.4 million. Additionally, repayments on the Financing Obligation totaled $1.4 million in both periods. See further discussion of debt activities in Note 7 to our consolidated financial statements.
Dividends
        On May 7, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on June 4, 2020, to stockholders of record on May 21, 2020.
        Additionally, on August 3, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on September 1, 2020, to stockholders of record on August 18, 2020.
Share Repurchases
During the first quarter of 2020, the Company repurchased $7.0 million of our common stock, or 1.6 million shares, in the open market for an average share price of $4.29, leaving $96.3 million available under the authorized repurchase program as of June 30, 2020. There were no share repurchases during the second quarter of 2020 as the Company temporarily suspended additional repurchases under the authorized repurchase program. Refer to Item 2 of Part II to this Quarterly Report on Form 10-Q for additional details on the repurchase program.

Covenants
        As of June 30, 2020, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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
Our capital requirements have consisted, and are expected to consist, primarily of:
•Ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens and steam generators and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred;
•Environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to grow our business through new markets or enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return.

The following table summarizes ongoing capital expenditures and environmental remediation projects:

	Six Months Ended June 30,
	2020	2019

	(Dollars in millions)
Ongoing capital(1)	$31.5	$39.8
Environmental remediation projects(2)	—	13.3
Expansion capital(3)	5.4	—
Total capital expenditures(4)	$36.9	$53.1
(1)Includes $15.4 million of capital expenditures in connection with the oven rebuild initiative at our Indiana Harbor facility during the six months ended June 30, 2019. This initiative was completed at the end of 2019.
(2)Includes $2.3 million of capitalized interest in connection with the environmental remediation projects during the six months ended June 30, 2019. The environmental project at Granite City was completed in June 2019.
(3)Includes capital spending in connection with the foundry cokemaking growth project.
(4)Reflects actual cash payments during the periods presented for our capital requirements.
In 2020, we expect our capital expenditures to be approximately $80 million, of which approximately $12 million will be spent on the foundry cokemaking growth project.

Off-Balance Sheet Arrangements
        We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no material changes to these arrangements during the six months ended June 30, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
        There have been no significant changes to our accounting policies during the six months ended June 30, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for a summary of these policies.
Recent Accounting Standards
        There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the six months ended June 30, 2020.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2020 and 2019, respectively.

Below is a reconciliation of 2020 Adjusted EBITDA guidance from its closest GAAP measure:

	2020
	Low	High
	(Dollars in millions)
Net income	$—	$10
Add:
Depreciation and amortization expense	132	128
Interest expense, net	57	57
Gain on extinguishment of debt	(3)	(3)
Income tax expense	2	5
Restructuring charges(1)	2	3
Adjusted EBITDA	$190	$200
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	7	7
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$183	$193
(1)Charges related to a company-wide restructuring and cost-reduction initiative.
(2)Reflects noncontrolling interest in Indiana Harbor.
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
        The guarantee of a Guarantor Subsidiary will terminate upon:
•a sale or other disposition of the Guarantor Subsidiary or of all or substantially all of its assets;
•a sale of the majority of the capital stock of a Guarantor Subsidiary to a third-party, after which the Guarantor Subsidiary is no longer a “Restricted Subsidiary” in accordance with the indenture governing the notes;
•the liquidation or dissolution of a Guarantor Subsidiary so long as no “Default” or "Event of Default”, as defined under the indenture governing the notes, has occurred as a result thereof;
•the designation of a Guarantor Subsidiary as an “unrestricted subsidiary” in accordance with the indenture governing the notes;
•the requirements for defeasance or discharge of the indenture governing the notes having been satisfied; or
•the release, other than the discharge through payments by a Guarantor Subsidiary, from other indebtedness that resulted in the obligation of the Guarantor Subsidiary under the indenture governing the notes.
The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Revenues	$528.1	$1,224.9
Long-lived asset and goodwill impairment	—	247.5
Costs and operating expenses	482.7	1,114.7
Operating income (loss)	45.4	(137.3)
Net income (loss)	$6.1	$(139.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
	June 30, 2020	December 31, 2019
	(Dollars in millions)
Assets:
Cash	$77.3	$93.3
Current receivables from Non-Guarantor subsidiaries	163.0	149.3
Other current assets	167.5	193.6
Properties, plants and equipment, net	1,179.7	1,210.0
Other non-current assets	52.9	54.2
Total assets	$1,640.4	$1,700.4
Liabilities:
Current liabilities	$82.7	$150.8
Long-term debt and financing obligation	768.1	780.0
Long-term payable to Non-Guarantor subsidiaries	140.8	127.2
Other long-term liabilities	239.8	226.0
Total liabilities	$1,231.4	$1,284.0

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include, but are not limited to, the information concerning our expectations regarding the future impact of COVID-19 and the related economic conditions on our business, financial condition and results of operations, possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition, the anticipated expansion into the foundry coke market and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:
•the potential operating and financial impacts on our operations, or those of our customers and suppliers, and the general impact on our industry and on the U.S. and global economy, resulting from COVID-19 or any other widespread contagion, including actions by foreign and domestic governments and others to contain the spread, or mitigate the severity, thereof;
•volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;
•changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;
•volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for our logistics business;
•changes in the marketplace that may affect our logistics business, including the supply and demand for thermal and metallurgical coal;
•severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;
•our ability to repair aging coke ovens to maintain operational performance;
•age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our subsidiaries major customers, business partners and/or suppliers;
•changes in the expected operating levels of our assets;
•changes in the level of capital expenditures or operating expenses, including any changes in the level of environmental capital, operating or remediation expenditures;
•changes in levels of production, production capacity, pricing and/or margins for coal and coke;
•changes in product specifications for the coke that we produce or the coals we mix, store and transport;
•our ability to meet minimum volume requirements, coal-to-coke yield standards and coke quality standards in our coke sales agreements;
•variation in availability, quality and supply of metallurgical coal used in the cokemaking process, including as a result of non-performance by our suppliers;

•effects of geologic conditions, weather, natural disasters and other inherent risks beyond our control;
•effects of adverse events relating to the operation of our facilities and to the transportation and storage of hazardous materials or regulated media (including equipment malfunction, explosions, fires, spills, impoundment failure and the effects of severe weather conditions);
•the existence of hazardous substances or other environmental contamination on property owned or used by us;
•required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking, logistics operations, and/or former coal mining activities;
•the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;
•risks related to environmental compliance;
•our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;
•risks related to labor relations and workplace safety;
•availability of skilled employees for our cokemaking, and/or logistics operations, and other workplace factors;
•our ability to service our outstanding indebtedness;
•our indebtedness and certain covenants in our debt documents;
•our ability to comply with the covenants and restrictions imposed by our financing arrangements;
•changes in the availability and cost of equity and debt financing;
•impacts on our liquidity and ability to raise capital as a result of changes in the credit ratings assigned to our indebtedness;
•competition from alternative steelmaking and other technologies that have the potential to reduce or eliminate the use of coke;
•our dependence on, relationships with, and other conditions affecting our customers;
•our dependence on, relationships with, and other conditions affecting our suppliers;
•nonperformance or force majeure by, or disputes with, or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;
•effects of adverse events relating to the business or commercial operations of our customers and/or suppliers;
•changes in credit terms required by our suppliers;
•our ability to secure new coal supply agreements or to renew existing coal supply agreements;
•effects of railroad, barge, truck and other transportation performance and costs, including any transportation disruptions;
•our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for handling services of coal and other aggregates (including transportation, storage and mixing);
•our ability to enter into new, or renew existing, agreements upon favorable terms for logistics services;
•our ability to successfully implement domestic and/or international growth strategies;
•our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations;
•our ability to realize expected benefits from investments and acquisitions;
•our ability to enter into joint ventures and other similar arrangements under favorable terms;
•our ability to consummate assets sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;

•our ability to consummate investments under favorable terms, including with respect to existing cokemaking facilities, which may utilize by-product technology, and integrate them into our existing businesses and have them perform at anticipated levels;
•our ability to develop, design, permit, construct, start up, or operate new cokemaking facilities in the U.S. or in foreign countries;
•disruption in our information technology infrastructure and/or loss of our ability to securely store, maintain, or transmit data due to security breach by hackers, employee error or malfeasance, terrorist attack, power loss, telecommunications failure or other events;
•the accuracy of our estimates of reclamation and other environmental obligations;
•risks related to obligations under mineral leases retained by us in connection with the divestment of our legacy coal mining business;
•risks related to the ability of the assignee(s) to perform in compliance with applicable requirements under mineral leases assigned in connection with the divestment of our legacy coal mining business;
•proposed or final changes in existing, or new, statutes, regulations, rules, governmental policies and taxes, or their interpretations, including those relating to environmental matters and taxes;
•proposed or final changes in accounting and/or tax methodologies, laws, regulations, rules, or policies, or their interpretations, including those affecting inventories, leases, post-employment benefits, income, or other matters;
•changes in federal, state, or local tax laws or regulations, including the interpretations thereof;
•claims of noncompliance with any statutory or regulatory requirements;
•changes in insurance markets impacting cost, level and/or types of coverage available, and the financial ability of our insurers to meet their obligations;
•inadequate protection of our intellectual property rights;
•volatility in foreign currency exchange rates affecting the markets and geographic regions in which we conduct business; and
•historical consolidated financial data may not be reliable indicators of future results.
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
Changes in Internal Control over Financial Reporting
        There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2019. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees worked remotely for a portion of the year due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
        Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2020.
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
        In December 2019, COVID-19, a novel strain of coronavirus surfaced in Wuhan, China. Since then, in 2020, COVID-19 has spread to other countries including the United States ("U.S.") and has become a global pandemic. Efforts to contain the spread of COVID-19 including social distancing, travel bans and quarantines, are generally having negative impacts on the U.S. and global economy. These measures affect our operations and may hamper our efforts to provide investors with timely information and/or comply with SEC filing obligations. The pandemic and response to the pandemic continues to evolve, and any preventative or protective actions that governments or we may take in respect of the pandemic could result in periods of significant business disruption. While our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security, COVID-19 has had, and may continue to have, a negative impact on our business and result of operations due to the impacts of the COVID-19 pandemic on our customers. For example, certain of our steelmaking and logistics customers have been adversely impacted by the idling of manufacturing plants and closed international ports, respectively, as a result of the COVID-19 pandemic. In an effort to assist certain of our steelmaking customers impacted by the COVID-19 pandemic, we have implemented volume relief measures by providing near-term coke supply relief for such customers in exchange for a extending of certain contracts. These relief measures have negatively impacted our revenue in the near term and may negatively impact other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic, may adversely affect our business and results of operations. In addition, the progression of and global response to COVID-19 increases the risk of delays in construction activities related to our capital projects. The extent of such delays and other effects of COVID-19 on our anticipated investments to upgrade or enhance existing operations and to meet environmental and operational regulations is unknown, but could impact or delay the timing of anticipated benefits on capital projects. The extent to which COVID-19 impacts our results of operations, and our customers' and suppliers' results of operations, are out of our control and will depend on future developments that are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and actions taken to contain it or mitigate its effects. As a result, the ultimate financial impact to SunCoke of the COVID-19 global pandemic cannot be reasonably estimated at this time, but could materially and adversely affect our business, financial position and results of operations.

        Other than the new risk factor above, there have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. The Company repurchased $3.3 million of our common stock, or 0.5 million shares, in the open market for an average share price of $6.25, during the first quarter of 2020, resulting in the completion of this share repurchase program.
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2020, the Company repurchased $3.7 million of our common stock, or 1.1 million shares, in the open market for an average share price of $3.35, leaving $96.3 million available under the new authorized repurchase program as of March 31, 2020. There were no share repurchases during the quarter ended June 30, 2020.
Item 4. Mine Safety Disclosures
        While the Company divested substantially all of its remaining coal mining assets in April 2016, the Company continues to own certain logistics assets that are also regulated by Mine Safety and Health Administration. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2016, File No. 001-35243)
10.1*†	Second Amendment to Coke Purchase Agreement, dated as of July 8, 2020, by and between Haverhill Coke Company, LLC (f/k/a Haverhill North Coke Company) and AK Steel Corporation (filed herewith)

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2020, filed with the Securities and Exchange Commission on August 3, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
**********
We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	August 3, 2020	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)