Form 10-Q
period 2020-09-30
SunCoke Energy, Inc.
filed 2020-11-06
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 30, 2020, there were 82,768,075 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2020 and 2019	1

Consolidated Statements of Comprehensive (Loss) Income (Unaudited) For the Three and Nine Months Ended September 30, 2020 and 2019	2

Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	3

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2020 and 2019	4

Consolidated Statements of Equity (Unaudited) For the Three and Nine Months Ended September 30, 2020 and 2019	5

Notes to the Consolidated Financial Statements	8

1. General	8

2. Acquisitions	8

3. Inventories	9

4. Goodwill and Other Intangible Assets	9

5. Income Taxes	10

6. Accrued Liabilities	11

7. Debt and Financing Obligation	11

8. Commitments and Contingent Liabilities	12

9. Share-Based Compensation	13

10. Earnings per Share	14

11. Fair Value Measurement	15

12. Revenue from Contracts with Customers	15

13. Business Segment Information	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4. Mine Safety Disclosures	37

Item 6. Exhibits*	38

Signature	40

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$302.2	$404.3	$1,022.9	$1,203.1
Costs and operating expenses
Cost of products sold and operating expenses	238.3	319.4	805.2	953.8
Selling, general and administrative expenses	18.4	14.3	51.1	52.9
Depreciation and amortization expense	33.5	35.6	101.7	109.8
Long-lived asset and goodwill impairment	—	247.4	—	247.4
Total costs and operating expenses	290.2	616.7	958.0	1,363.9
Operating income (loss)	12.0	(212.4)	64.9	(160.8)
Interest expense, net	13.7	15.7	43.2	45.6
Gain on extinguishment of debt	(0.5)	(1.5)	(3.4)	(1.5)
(Loss) income before income tax expense (benefit)	(1.2)	(226.6)	25.1	(204.9)
Income tax expense (benefit)	0.2	(63.5)	12.8	(57.3)
Net (loss) income	(1.4)	(163.1)	12.3	(147.6)
Less: Net income (loss) attributable to noncontrolling interests	1.3	(0.1)	3.6	3.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(2.7)	$(163.0)	$8.7	$(150.9)
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.03)	$(1.81)	$0.10	$(2.05)
Diluted	$(0.03)	$(1.81)	$0.10	$(2.05)
Weighted average number of common shares outstanding:
Basic	82.8	89.9	83.1	73.7
Diluted	82.8	89.9	83.2	73.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions)
Net (loss) income	$(1.4)	$(163.1)	$12.3	$(147.6)
Other comprehensive (loss) income:
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	0.1	—	0.1	—
Currency translation adjustment	(0.4)	(0.9)	(1.9)	(0.8)
Comprehensive (loss) income	(1.7)	(164.0)	10.5	(148.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	(0.1)	3.6	3.3
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(3.0)	$(163.9)	$6.9	$(151.7)
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$86.0	$97.1
Receivables, net	46.8	59.5
Inventories	129.7	147.0
Income tax receivable	7.4	2.2
Other current assets	4.9	2.5
Total current assets	274.8	308.3
Properties, plants and equipment (net of accumulated depreciation of $1,001.2 million and $903.7 million at September 30, 2020 and December 31, 2019, respectively)	1,332.5	1,390.2
Goodwill and other intangible assets, net	37.7	38.1
Deferred charges and other assets	16.8	17.2
Total assets	$1,661.8	$1,753.8
Liabilities and Equity
Accounts payable	$92.7	$142.4
Accrued liabilities	43.9	47.3
Current portion of financing obligation	5.1	2.9
Interest payable	13.9	2.2
Total current liabilities	155.6	194.8
Long-term debt and financing obligation	719.7	780.0
Accrual for black lung benefits	52.0	50.5
Retirement benefit liabilities	23.0	24.5
Deferred income taxes	163.0	147.6
Asset retirement obligations	14.8	14.4
Other deferred credits and liabilities	24.4	23.6
Total liabilities	1,152.5	1,235.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,172,557 and 98,047,389 shares at September 30, 2020 and December 31, 2019, respectively	1.0	1.0
Treasury stock, 15,404,482 and 13,783,182 shares at September 30, 2020 and December 31, 2019, respectively	(184.0)	(177.0)
Additional paid-in capital	714.7	712.1
Accumulated other comprehensive loss	(16.2)	(14.4)
Retained deficit	(36.6)	(30.1)
Total SunCoke Energy, Inc. stockholders’ equity	478.9	491.6
Noncontrolling interest	30.4	26.8
Total equity	509.3	518.4
Total liabilities and equity	$1,661.8	$1,753.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$12.3	$(147.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Long-lived asset and goodwill impairment	—	247.4
Depreciation and amortization expense	101.7	109.8
Deferred income tax expense (benefit)	15.4	(64.2)
Payments in excess of expense for postretirement plan benefits	(1.4)	(1.5)
Share-based compensation expense	2.9	3.3
Gain on extinguishment of debt	(3.4)	(1.5)
Changes in working capital pertaining to operating activities:
Receivables	12.7	12.7
Inventories	17.3	(46.6)
Accounts payable	(38.8)	6.0
Accrued liabilities	(3.3)	(2.2)
Interest payable	11.7	10.8
Income taxes	(5.2)	(2.4)
Other	1.2	(3.5)
Net cash provided by operating activities	123.1	120.5
Cash Flows from Investing Activities:
Capital expenditures	(53.4)	(81.5)
Other investing activities	(1.4)	0.2
Net cash used in investing activities	(54.8)	(81.3)
Cash Flows from Financing Activities:
Repayment of long-term debt	(15.8)	(90.5)
Debt issuance costs	—	(2.0)
Proceeds from revolving credit facility	407.9	392.6
Repayment of revolving credit facility	(446.9)	(354.3)
Repayment of financing obligation	(2.1)	(2.1)
Dividends paid	(15.0)	—
Shares repurchased	(7.0)	(13.2)
Cash distribution to noncontrolling interests	—	(14.2)
Other financing activities	(0.5)	(7.5)
Net cash used in financing activities	(79.4)	(91.2)
Net decrease in cash and cash equivalents	(11.1)	(52.0)
Cash and cash equivalents at beginning of period	97.1	145.7
Cash and cash equivalents at end of period	$86.0	$93.7
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $0.1 million and $2.3 million, respectively	$28.0	$32.3
Income taxes paid, net of refunds of $0.3 million and zero, respectively	$2.6	$8.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2020
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.1	$(15.9)	$(28.8)	$486.4	$29.1	$515.5
Net loss	—	—	—	—	—	—	(2.7)	(2.7)	1.3	(1.4)
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Share-based compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
At September 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.7	$(16.2)	$(36.6)	$478.9	$30.4	$509.3

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2019
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2019	98,036,174	$1.0	7,477,657	(140.7)	709.7	(13.0)	139.5	696.5	26.3	722.8
Net loss	—	—	—	—	—	—	(163.0)	(163.0)	(0.1)	(163.1)
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation expense	—	—	—	—	1.2	—	—	1.2	—	1.2
Share issuances, net of shares withheld for taxes	4,198	—	—	—	—	—	—	—	—	—
Share repurchases	—	—	2,066,475	(13.2)	—	—	—	(13.2)	—	(13.2)
At September 30, 2019	98,040,372	$1.0	9,544,132	$(153.9)	$710.9	$(13.9)	$(23.5)	$520.6	$26.2	$546.8

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2020
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4
Net income	—	—	—	—	—	—	8.7	8.7	3.6	12.3
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Share-based compensation expense	—	—	—	—	2.9	—	—	2.9	—	2.9
Share issuances, net of shares withheld for taxes	125,168	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share repurchases	—	—	1,621,300	(7.0)	—	—	—	(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
At September 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.7	$(16.2)	$(36.6)	$478.9	$30.4	$509.3

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	(140.7)	488.8	(13.1)	127.4	463.1	219.6	682.7
Net income	—	—	—	—	—	—	(150.9)	(150.9)	3.3	(147.6)
Currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(14.2)	(14.2)
Share-based compensation expense	—	—	—	—	3.3	—	—	3.3	—	3.3
Share issuances, net of shares withheld for taxes	352,971	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share repurchases	—	—	2,066,475	(13.2)	—	—	—	(13.2)	—	(13.2)
Simplification Transaction:								—		—
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At September 30, 2019	98,040,372	$1.0	9,544,132	$(153.9)	$710.9	$(13.9)	$(23.5)	$520.6	$26.2	$546.8

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
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Our U.S. coke sales are made pursuant to long-term, take-or-pay agreements with ArcelorMittal USA LLC and/or its affiliates (“AM USA”), AK Steel Corporation (“AK Steel”) and United States Steel Corporation (“U.S. Steel”), who are three of the largest blast furnace steelmakers in North America. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. To diversify our business and customer base, SunCoke began exploring the foundry coke market. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. Throughout 2020, we have been testing production capacity and executing successful test sales of foundry coke. We expect we will be in a position to produce and sell approximately 100 thousand tons of foundry coke in 2021.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(Dollars in millions)
Net loss attributable to SunCoke Energy, Inc.	$(163.0)	$(150.9)
Increase in SunCoke Energy, Inc. equity for the change in ownership interest in the Partnership(1)	—	182.5
Change from net (loss) income attributable to SunCoke Energy, Inc. and transfers from noncontrolling interest	$(163.0)	$31.6
(1)Represents the non-cash impact related to the Simplification Transaction.
3. Inventories
The components of inventories were as follows:

	September 30, 2020	December 31, 2019

	(Dollars in millions)
Coal	$71.6	$94.4
Coke	11.7	8.1
Materials, supplies and other	46.4	44.5
Total inventories	$129.7	$147.0
4. Goodwill and Other Intangible Assets
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is assessed for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value. Goodwill allocated to our Domestic Coke segment was $3.4 million at both September 30, 2020 and December 31, 2019.
The components of other intangible assets, net, excluding fully amortized intangible assets, were as follows:

		September 30, 2020			December 31, 2019
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer contracts	—	$—	$—	$—	$7.7	$7.2	$0.5
Customer relationships	4	6.7	4.3	2.4	6.7	3.9	2.8
Permits	22	31.7	1.4	30.3	31.7	0.3	31.4
Other	30	1.6	—	1.6	—	—	—
Total		$40.0	$5.7	$34.3	$46.1	$11.4	$34.7
Total amortization expense for intangible assets subject to amortization was $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2019, respectively.
2019 Impairments
A significant portion of our logistics business had historically been from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand. On October 29, 2019, Murray filed for Chapter 11 bankruptcy and also filed a motion to reject its contract with CMT, which was subsequently authorized by the bankruptcy court. In addition, during the third quarter of 2019, Foresight engaged outside counsel and financial advisors to assess restructuring options and subsequently filed for Chapter 11 bankruptcy on March 10, 2020.
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
Impairment of Long-Lived Assets
As a result of our logistics customers' events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 11. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets of $113.3 million and of CMT's property, plant and equipment of $60.6 million.
5. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $0.2 million and $12.8 million for the three and nine months ended September 30, 2020, respectively, resulting in effective tax rates of (16.7) percent and 51.0 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference between the Company's effective tax rate and the federal statutory rate during the three months ended September 30, 2020 was primarily the result of state tax rates. Differences between the Company's effective tax rates and the federal statutory rate during the nine months ended September 30, 2020 were primarily driven by the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in $6.5 million of deferred income tax expense. Additionally, the new tax law passed in response to the novel coronavirus ("COVID-19"), the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020, allows the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result, SunCoke expects to receive income tax refunds of approximately $4.8 million for prior year taxes paid and recorded a tax benefit of $1.5 million during the nine months ended September 30, 2020.
The Company recorded income tax benefit of $63.5 million and $57.3 million for the three and nine months ended September 30, 2019, respectively, resulting in effective tax rates of (28.0) percent in both periods, as compared to the 21.0 percent federal statutory rate. This tax benefit was the result of the impairment charges recorded to our Logistics assets, which resulted in a $68.7 million decrease to the related deferred tax liabilities on the Consolidated Balance Sheets. Differences between the Company's effective tax rates and the statutory rate during the three and nine months ended September 30, 2019 were primarily due to the impact of state income taxes.

6. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(Dollars in millions)
Accrued benefits	$17.8	$21.7
Current portion of postretirement benefit obligation	2.9	2.9
Other taxes payable	11.2	9.9
Current portion of black lung liability	4.6	4.6
Other	7.4	8.2
Total accrued liabilities	$43.9	$47.3
7. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	September 30, 2020	December 31, 2019

	(Dollars in millions)
7.50 percent senior notes, due 2025 ("2025 Senior Notes")	$630.5	$650.0
$400.0 million revolving credit facility, due 2024 ("Revolving Facility")	104.3	143.3
5.82 percent financing obligation, due 2021 ("Financing Obligation")	5.1	7.2
Total borrowings	739.9	800.5
Original issue discount	(3.7)	(4.3)
Debt issuance costs	(11.4)	(13.3)
Total debt and financing obligation	$724.8	$782.9
Less: current portion of financing obligation	5.1	2.9
Total long-term debt and financing obligation	$719.7	$780.0
2025 Senior Notes
During the nine months ended September 30, 2020, the Company repurchased $19.5 million face value of outstanding 2025 Senior Notes for $15.8 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Operations of $3.4 million, net of the write-off of unamortized debt issuance costs and original issue discount. Subsequent to September 30, 2020, the Company repurchased an additional $33.2 million face value of outstanding 2025 Senior Notes for $30.2 million of cash payments, which will result in an additional gain on extinguishment of debt of $2.4 million, net of the write-off of unamortized debt issuance costs and original issue discount.
Revolving Facility
As of September 30, 2020, the Revolving Facility had letters of credit outstanding of $11.8 million and a $104.3 million outstanding balance, leaving $283.9 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance.

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
As of September 30, 2020, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $56.6 million and $55.1 million at September 30, 2020 and December 31, 2019, respectively, of which the current portion of $4.6 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.

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
9. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2020, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Restricted Stock Units Settled in Shares
The Company issued 304,332 stock-settled restricted stock units (“RSUs”) to certain employees to be settled in shares of the Company’s common stock during the nine months ended September 30, 2020. The weighted average grant date fair value was $6.04 per unit and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
The Company granted the following performance share units (“PSUs”) to certain employees to be settled in shares of the Company's common stock during the nine months ended September 30, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023:

	Shares	Grant Date Fair Value per Unit
PSUs(1)(2)	228,248	$6.70
(1)The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA (as defined in Note 13) performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.
(2)The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.
The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2020 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2020.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2020, the Company issued 263,998 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date.

The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2020 was $6.04 per unit and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and at both September 30, 2020 and December 31, 2019 was not material.
Cash Incentive Awards
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
The Company issued awards with an aggregate grant date fair value of $2.0 million during the nine months ended September 30, 2020, for which the service period will end on December 31, 2022 and will vest during the first quarter of 2023. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The 2020 awards are not subject to the Company's three-year TSR Modifier performance.
The cash incentive award liability at September 30, 2020 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability at both September 30, 2020 and December 31, 2019 was not material.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	September 30, 2020
	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$—	$0.3	$0.3	$0.8	$0.2	1.2
RSUs	0.5	0.3	1.4	0.7	$1.0	1.3
PSUs	0.1	0.6	1.1	1.6	$2.2	1.6
Total equity awards	$0.6	$1.2	$2.8	$3.1
Liability Awards:
Cash RSUs	$0.2	$—	$0.3	$0.7	$0.7	1.8
Cash incentive award	0.3	(0.1)	0.6	0.3	$1.6	2.1
Total liability awards	$0.5	$(0.1)	$0.9	$1.0
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.1 million and $0.2 million of share-based compensation to the Company's Board of Directors during the nine months ended September 30, 2020 and 2019, respectively.
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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	82.8	89.9	83.1	73.7
Add: Effect of dilutive share-based compensation awards	—	—	0.1	—
Weighted-average number of shares-diluted	82.8	89.9	83.2	73.7
The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Shares in millions)
Stock options	3.1	3.1	3.1	3.0
Restricted stock units	0.4	0.2	0.3	0.1
Performance stock units	0.5	0.6	0.3	0.3
Total	4.0	3.9	3.7	3.4
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2020 and December 31, 2019 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2020 and December 31, 2019, the fair value of the Company’s total debt was estimated to be $673.6 million and $776.1 million, respectively, compared to a carrying amount of $739.9 million and $800.5 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
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
As a result of the impacts the COVID-19 global pandemic has had on our customers, in July 2020, SunCoke entered into customer agreement amendments, providing near-term coke supply relief for our customers, in exchange for extending certain agreements. Subsequent to these amendments, in October 2020, the contract expiration date of the Haverhill II contract with AK Steel was further extended from June 2023 to June 2025.
Our coke sales agreements have approximately 18.5 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over an average remaining contract term of approximately six years.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$275.8	$363.9	$937.3	$1,073.0
Energy	11.2	13.7	36.3	40.4
Logistics	8.0	16.0	24.0	57.4
Operating and licensing fees	7.1	9.6	22.8	29.3
Other	0.1	1.1	2.5	3.0
Sales and other operating revenue	$302.2	$404.3	$1,022.9	$1,203.1
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
AM USA	$154.2	$196.8	$530.3	$586.4
AM Brazil	7.1	9.5	22.8	29.2
AK Steel	79.0	109.7	276.7	326.5
U.S. Steel	49.4	68.9	159.3	191.9
Other	12.5	19.4	33.8	69.1
Sales and other operating revenue	$302.2	$404.3	$1,022.9	$1,203.1

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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$287.1	$378.5	$975.8	$1,115.8
Brazil Coke	7.1	9.6	22.8	29.3
Logistics	8.0	16.2	24.3	58.0
Logistics intersegment sales	5.0	6.1	16.8	19.3
Elimination of intersegment sales	(5.0)	(6.1)	(16.8)	(19.3)
Total sales and other operating revenues	$302.2	$404.3	$1,022.9	$1,203.1

Adjusted EBITDA:
Domestic Coke	$48.7	$59.8	$173.7	$174.6
Brazil Coke	3.2	3.9	10.5	12.7
Logistics	4.3	9.6	10.6	34.1
Corporate and Other(1)	(8.4)	(6.6)	(25.9)	(24.3)
Total Adjusted EBITDA	$47.8	$66.7	$168.9	$197.1

Depreciation and amortization expense:
Domestic Coke	$29.8	$28.9	$90.7	$90.1
Brazil Coke	0.2	0.2	0.4	0.5
Logistics	3.2	6.1	9.6	18.2
Corporate and Other	0.3	0.4	1.0	1.0
Total depreciation and amortization expense	$33.5	$35.6	$101.7	$109.8

Capital expenditures:
Domestic Coke	$12.5	$28.0	$44.8	$78.4
Logistics	4.0	0.4	8.6	3.1
Total capital expenditures	$16.5	$28.4	$53.4	$81.5
(1)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, as well as $2.0 million and $5.8 million during the three and nine months ended September 30, 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.9 million and $2.3 million during the three and nine months ended September 30, 2020, respectively.

The following table sets forth the Company's segment assets:

	September 30, 2020	December 31, 2019

	(Dollars in millions)
Segment assets
Domestic Coke	$1,352.8	$1,434.2
Brazil Coke	14.4	14.6
Logistics	196.4	200.8
Corporate and Other	90.8	102.0
Segment assets, excluding tax assets	1,654.4	1,751.6
Tax assets	7.4	2.2
Total assets	$1,661.8	$1,753.8
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

Below is a reconciliation of Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income attributable to SunCoke Energy, Inc.	$(2.7)	$(163.0)	$8.7	$(150.9)
Add: Net income (loss) attributable to noncontrolling interests	1.3	(0.1)	3.6	3.3
Net (loss) income	$(1.4)	$(163.1)	$12.3	$(147.6)
Add:
Long-lived asset and goodwill impairment	—	247.4	—	247.4
Depreciation and amortization expense	33.5	35.6	101.7	109.8
Interest expense, net	13.7	15.7	43.2	45.6
Gain on extinguishment of debt	(0.5)	(1.5)	(3.4)	(1.5)
Income tax expense (benefit)	0.2	(63.5)	12.8	(57.3)
Contingent consideration adjustments(1)	—	(3.9)	—	(4.2)
Restructuring costs(2)	2.3	—	2.3	—
Simplification Transaction costs(3)	—	—	—	4.9
Adjusted EBITDA	$47.8	$66.7	$168.9	$197.1
Subtract: Adjusted EBITDA attributable to noncontrolling interests(4)	2.3	1.6	6.6	39.1
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$45.5	$65.1	$162.3	$158.0
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
(2)Charges related to a company-wide restructuring and cost-reduction initiative.
(3)Costs expensed by the Partnership associated with the Simplification Transaction.
(4)Reflects noncontrolling interest in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the Simplification Transaction.

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
Currently, such risks and uncertainties also include: SunCoke’s ability to manage its business during and after the COVID-19 pandemic; the impact of the COVID-19 pandemic on SunCoke’s results of operations, revenues, earnings and cash flows; SunCoke’s ability to reduce costs and capital spending in response to the COVID-19 pandemic; SunCoke’s balance sheet and liquidity throughout and following the COVID-19 pandemic; SunCoke’s prospects for financial performance and achievement of strategic objectives following the COVID-19 pandemic; capital allocation strategy following the COVID-19 pandemic; and the general impact on our industry and on the U.S. and global economy resulting from COVID-19, including actions by domestic and foreign governments and others to contain the spread, or mitigate the severity, thereof.
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
Cokemaking
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. These five cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. To diversify our business and customer base, SunCoke began exploring the foundry coke market. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. Throughout 2020, we have been testing production capacity and executing successful test sales of foundry coke. We expect we will be in a position to produce and sell approximately 100 thousand tons of foundry coke in 2021.
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
In March 2020, Cleveland-Cliffs Inc. ("Cliffs"), a leading producer of iron ore pellets, completed the acquisition of AK Steel. In September 2020, Cliffs announced that it has entered into a definitive agreement with AM USA to acquire substantially all of the operations of AM USA and its subsidiaries. We do not currently anticipate any impact to our contracts resulting from these transactions.
Steelmaking customers continue to operate in a challenging environment. In response to the decline in end user demand as well as in an effort to slow the spread of the novel coronavirus ("COVID-19"), in March 2020, end user manufacturers began idling plants, which directly and adversely impacted our customers. As a result, the U.S. steel production utilization rate declined approximately 10 percent from December 2019 to approximately 70 percent in October 2020, up from 50 percent in June 2020. In response to this decrease in demand for steel production, certain blast furnaces have idled and other steelmaking facilities that continue to operate have turned down production. In order to help navigate through this challenging environment, SunCoke worked with our customers to provide near-term coke supply relief for customers in exchange for extending certain contracts. See further discussion in "Recent Developments."
We expect it will take substantial time to return to normalized production levels, but given current market uncertainties and uncertainty regarding the duration, severity and potential resurgence of the COVID-19 pandemic, we cannot predict when production levels will normalize. Before steel production ramps back up, stockpiles throughout the supply chain likely will be utilized and end user demand will likely not return to its previous levels until the overall economy recovers.
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers, pursuant to steam supply and purchase agreements. Granite City sells steam to U.S. Steel and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to AK Steel pursuant to energy sales agreements. Our Haverhill II facility amended energy agreement with AK Steel expires in 2021, at which time Haverhill II intends to continue to generate electricity for sale at prevailing market rates, either into the regional power market or to AK Steel.
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of September 30, 2020:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	AM USA	1962	December 2025(3)	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	AM USA	1998	October 2023	268	1,220	Heat for power generation
Haverhill I	Franklin Furnace, Ohio	AM USA	2005	December 2025(3)	100	550	Process steam
Haverhill II	Franklin Furnace, Ohio	AK Steel	2008	June 2025(4)	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2024	120	650	Steam for power generation
Middletown(2)	Middletown, Ohio	AK Steel	2011	December 2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
					1,150	5,940
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
(3)In July 2020, the Jewell and Haverhill I contracts with AM USA were amended to extend the contract expiration date from December 2020 to December 2025. See "Recent Developments" for additional details.

(4)In July 2020, the Haverhill II contract with AK Steel was amended to extend the contract expiration date from December 2021 to June 2023. In October 2020, the contract expiration date was further extended to June 2025. See "Recent Developments" for additional details. The energy supply agreement, whereby AK Steel purchases electricity produced from the Haverhill II cogeneration plant, will expire in December 2021.
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
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index report (“API6 index price”), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Tempered demand from Europe and increasing Russian coal supply have caused the global thermal coal prices to remain at depressed levels, which have continued to unfavorably impact export volumes from our customers.
Our KRT terminals serve two primary domestic markets: metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels, whereas thermal markets are impacted by natural gas prices and electricity demand. Challenging market conditions have impacted the volume of coal moving through our domestic logistics terminals, including the terminals that serve our own cokemaking facilities, as a result of the volume relief provided to our Domestic Coke customers.
Historically, a significant portion of our logistics business was derived from a long-term, take-or-pay contract with Foresight Energy LLC ("Foresight"). On March 10, 2020, Foresight filed for Chapter 11 bankruptcy and our contract with Foresight was subsequently rejected. CMT is handling tons in 2020 under a new agreement with Javelin Global Commodities (UK) Ltd (“Javelin”), the global coal trading and marketing agent for Foresight and others, and is in the process of negotiating a longer term contract with Javelin.
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019
	(Dollars in millions)
Net (loss) income	$(1.4)	$(163.1)	$161.7	$12.3	$(147.6)	$159.9
Net cash provided by operating activities	$74.5	$84.9	$(10.4)	$123.1	$120.5	$2.6
Adjusted EBITDA	$47.8	$66.7	$(18.9)	$168.9	$197.1	$(28.2)
The three and nine months ended September 30, 2020 reflect the impact of volume relief provided to certain Domestic Coke customers beginning during the second quarter, partly offset by the ongoing success of our oven rebuild program at Indiana Harbor, as well as lower Logistics volumes. See detailed analysis of the quarter's results throughout the MD&A. See

Note 13 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
Recent Developments
•COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and the designation as an essential business by state and local government authorities.
Our top priority has been and continues to be the safety and health of our employees and contractors. In response to the outbreak, we established an internal task force of subject matter experts, initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. The majority of qualifying personnel have returned to working on-site. We have implemented screening procedures consistent with U.S. Centers for Disease Control and Prevention (“CDC”) recommendations at each of our sites, which may include screen questionnaires and temperature checks for employees, contractors, or other service providers. Additionally, to ensure employee safety, we have also adopted protocols consistent with CDC, state, and local guidance, which include but are not limited to increased cleaning and disinfection, social distancing, physical separations, and, in certain instances, mask-wearing.
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
•Customer Contract Amendments and Revised 2020 Guidance. SunCoke engaged in discussions with its steelmaking customers regarding market challenges presented by the current COVID-19 global pandemic. These discussions addressed near-term coke supply relief for customers in exchange for extending certain contracts.
In July 2020, SunCoke reached an agreement with AK Steel for a supply reduction of 200 thousand tons of coke in 2020, including a 125 thousand ton reduction at Haverhill II and a 75 thousand ton reduction at Middletown, in exchange for extending the Haverhill II contract from December 31, 2021 to June 30, 2023. Subsequent to these amendments, in October 2020, the Haverhill II contract was further extended to June 30, 2025. Key provisions of the agreement, including pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics, and pricing remain unchanged.
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
As we temporarily ramp down coke production in 2020 and address market conditions in the logistics business, we have taken several steps to reduce costs and optimize our operations. The impact of these actions, along with lower volumes, will result in a reduction in 2020 Adjusted EBITDA of $40 million to $50 million from our original expectations. Consistent with our updated guidance provided in August 2020, we expect 2020 Adjusted EBITDA to be between $190 million and $200 million. Additionally, as a result of these changes as well as anticipated changes in working capital, we expect full year 2020 cash from operating activities of approximately $116 million to $136 million. We also expect 2020 capital expenditures of approximately $80 million.
We continue to evaluate our cost structure to ensure that we remain a low-cost provider. We have taken further actions, including a reduction in force, which is anticipated to result in full year savings of approximately $10 million in 2021.
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

•2020 Revised Key Initiatives. With these new challenges, SunCoke's primary focus in 2020 is to:
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
◦Achieve revised 2020 financial objectives. SunCoke is confident in our liquidity position and will remain committed to achieving our revised financial target of Adjusted EBITDA of between $190 million and $200 million in 2020.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019

	(Dollars in millions)
Revenues
Sales and other operating revenue	$302.2	$404.3	$(102.1)	$1,022.9	$1,203.1	$(180.2)
Costs and operating expenses
Cost of products sold and operating expenses	238.3	319.4	(81.1)	805.2	953.8	(148.6)
Selling, general and administrative expenses	18.4	14.3	4.1	51.1	52.9	(1.8)
Depreciation and amortization expense	33.5	35.6	(2.1)	101.7	109.8	(8.1)
Long-lived asset and goodwill impairment	—	247.4	(247.4)	—	247.4	(247.4)
Total costs and operating expenses	290.2	616.7	(326.5)	958.0	1,363.9	(405.9)
Operating income (loss)	12.0	(212.4)	224.4	64.9	(160.8)	225.7
Interest expense, net	13.7	15.7	(2.0)	43.2	45.6	(2.4)
Gain on extinguishment of debt	(0.5)	(1.5)	1.0	(3.4)	(1.5)	(1.9)
(Loss) income before income tax expense (benefit)	(1.2)	(226.6)	225.4	25.1	(204.9)	230.0
Income tax expense (benefit)	0.2	(63.5)	63.7	12.8	(57.3)	70.1
Net (loss) income	(1.4)	(163.1)	161.7	12.3	(147.6)	159.9
Less: Net income (loss) attributable to noncontrolling interests	1.3	(0.1)	1.4	3.6	3.3	0.3
Net (loss) income attributable to SunCoke Energy, Inc.	$(2.7)	$(163.0)	$160.3	$8.7	$(150.9)	$159.6

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three and nine months ended September 30, 2020 compared to the same prior year period, partly due to the pass-through of lower coal prices in our Domestic Coke segment. Revenues further declined during the three and nine months ended September 30, 2020 as compared to the same prior year period as a result of lower volumes in our Domestic Coke segment, driven by volume relief provided to our customers impacted by the COVID-19 pandemic, as well as lower volumes in our Logistics segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and nine months ended September 30, 2020 included research and development costs related to foundry coke production of $0.9 million and $2.3 million, respectively. The three and nine months ended September 30, 2020 also included $2.3 million of restructuring costs. The three months ended September 30, 2020 was further impacted by the impact of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price. The nine months ended September 30, 2020 benefited from the absence of $4.9 million of transaction costs incurred during the same prior year period as well as lower legal fees.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and nine months ended September 30, 2020 decreased by $2.8 million and $8.4 million, respectively, as a result of the impairment of our Logistics assets, which was recorded in the third quarter of 2019. Depreciation expense increased $2.0 million and $6.1 million, respectively, during the three and nine months ended September 30, 2020 as a result of oven rebuilds at Indiana Harbor, which were completed throughout 2019. This increase was mostly offset by the absence of additional depreciation associated with planned upgrades to certain heat recovery steam generators, which was recorded during the same prior year periods.
Interest Expense, Net. Interest expense, net benefited during the three and nine months ended September 30, 2020, as a result of 2025 Senior Notes repurchases as well as lower interest rates on the Revolving Facility, which was partly offset by lower capitalized interest of $2.1 million in the nine months ended September 30, 2020.
Income Tax Expense (Benefit). The increase in income tax expense during the three and nine months ended September 30, 2020 is due to the absence of a $68.7 million tax benefit as a result of the non-cash, pre-tax impairment charges recorded to our Logistics assets during the three and nine months ended September 30, 2019. Additionally, the revaluation of certain deferred tax assets due to lower apportioned state tax rates resulted in deferred income tax expense of $6.5 million during the nine months ended September 30, 2020. See Note 5 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Net income from Indiana Harbor has increased in the current year periods as a result of the completion of the oven rebuild project and resulting improved performance, which therefore resulted in an increase in net income attributable to noncontrolling interest. Prior to the Company acquiring all of the outstanding common units of the Partnership not already owned by SunCoke (the "Simplification Transaction"), net income attributable to noncontrolling interest also represented the common public unitholders’ interest in the Partnership.

The following table provides details into net income (loss) attributable to noncontrolling interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
	(Dollars in millions)
Net income (loss) attributable to third-party interest in our Indiana Harbor cokemaking facility	$1.3	$(0.1)	$1.4	$3.6	$0.7	$2.9
Net income attributable to the Partnership's common public unitholders'	$—	$—	$—	$—	$2.6	$(2.6)
Net income (loss) attributable to noncontrolling interest	$1.3	$(0.1)	$1.4	$3.6	$3.3	$0.3
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
Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		2020	2019

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$287.1	$378.5	$(91.4)	$975.8	$1,115.8	$(140.0)
Brazil Coke	7.1	9.6	(2.5)	22.8	29.3	(6.5)
Logistics	8.0	16.2	(8.2)	24.3	58.0	(33.7)
Logistics intersegment sales	5.0	6.1	(1.1)	16.8	19.3	(2.5)
Elimination of intersegment sales	(5.0)	(6.1)	1.1	(16.8)	(19.3)	2.5
Total sales and other operating revenues	$302.2	$404.3	$(102.1)	$1,022.9	$1,203.1	$(180.2)
Adjusted EBITDA(1):
Domestic Coke	$48.7	$59.8	$(11.1)	$173.7	$174.6	$(0.9)
Brazil Coke	3.2	3.9	(0.7)	10.5	12.7	(2.2)
Logistics	4.3	9.6	(5.3)	10.6	34.1	(23.5)
Corporate and Other(2)	(8.4)	(6.6)	(1.8)	(25.9)	(24.3)	(1.6)
Total Adjusted EBITDA	$47.8	$66.7	$(18.9)	$168.9	$197.1	$(28.2)
Coke Operating Data:
Domestic Coke capacity utilization	82%	99%	(17)%	92%	98%	(6)%
Domestic Coke production volumes (thousands of tons)	877	1,059	(182)	2,933	3,095	(162)
Domestic Coke sales volumes (thousands of tons)	868	1,057	(189)	2,909	3,091	(182)
Domestic Coke Adjusted EBITDA per ton(3)	$56.11	$56.58	$(0.47)	$59.71	$56.49	$3.22
Brazilian Coke production—operated facility (thousands of tons)	301	427	(126)	981	1,270	(289)
Logistics Operating Data:
Tons handled (thousands of tons)	3,346	4,706	(1,360)	10,413	16,082	(5,669)
(1)See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2020 and 2019.
(2)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, and $2.0 million and $5.8 million during the three and nine months ended September 30, 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.9 million and $2.3 million during the three and nine months ended September 30, 2020, respectively.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2020 vs. 2019		Nine Months Ended September 30, 2020 vs. 2019
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$378.5	$59.8	$1,115.8	$174.6
Volumes(1)	(56.1)	(17.4)	(48.0)	(16.5)
Coal cost recovery and yields(2)	(34.4)	(1.2)	(94.8)	(2.8)
Operating and maintenance costs(3)	1.1	7.8	3.4	19.2
Energy and other(4)	(2.0)	(0.3)	(0.6)	(0.8)
Current year period	$287.1	$48.7	$975.8	$173.7
(1)Improved performance from rebuilt ovens at our Indiana Harbor facility increased volumes, which increased sales and other operating revenues and Adjusted EBITDA by $20.8 million and $6.3 million, respectively, for the three months ended September 30, 2020 and $57.8 million and $16.4 million, respectively, for the nine months ended September 30, 2020. The increase was more than offset by volume relief provided to our customers impacted by the COVID-19 pandemic beginning during the second quarter 2020.
(2)The pass through of lower coal prices resulted in the decline in revenues as well as lower coal-to-coke yields.
(3)Adjusted EBITDA benefited from lower operating and maintenance costs across the fleet as well as the absence of costs related to the Indiana Harbor oven rebuild initiative.
(4)Volume relief discussed above also resulted in decreased energy production levels.
Logistics
During the three and nine months ended September 30, 2020 revenues were $13.0 million and $41.1 million, respectively, and Adjusted EBITDA was $4.3 million and $10.6 million, respectively. During the three and nine months ended September 30, 2019 revenues were $22.3 million and $77.3 million, respectively, and Adjusted EBITDA was $9.6 million and $34.1 million, respectively. Declines in Logistics as compared to the prior year periods reflect lower volumes primarily resulting from depressed thermal coal export pricing, which has adversely impacted certain customers at CMT and contributed to the bankruptcy of Foresight. The COVID-19 pandemic further impacted volumes during the three and nine months ended September 30, 2020. These declines were partially offset by lower operating costs of $2.4 million and $5.9 million during the three and nine months ended September 30, 2020, respectively.
Brazil
During the three and nine months ended September 30, 2020, revenues were $7.1 million and $22.8 million, respectively, and Adjusted EBITDA was $3.2 million and $10.5 million, respectively, all of which reflect volume relief provided to our customer impacted by the COVID-19 pandemic.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.4 million and $25.9 million for the three and nine months ended September 30, 2020, which includes foundry related research and development costs of $0.9 million and $2.3 million in each period, respectively. Corporate and Other was further impacted by period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price during the three months ended September 30, 2020 as compared to the same prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for the foreseeable future. However, the Company continues to evaluate whether any borrowings or other actions are needed to safeguard the business amidst the fluid market conditions and the uncertainty around the magnitude and duration of the COVID-19 pandemic. As of September 30, 2020, we had $86.0 million of cash and cash equivalents and $283.9 million of borrowing availability under our credit facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to further liquidity discussion below as well as to Note 7 to our consolidated financial statements and to Share Repurchases below and "Part II - Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" for discussion of debt and equity repurchases.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(Dollars in millions)
Net cash provided by operating activities	$123.1	$120.5
Net cash used in investing activities	(54.8)	(81.3)
Net cash used in financing activities	(79.4)	(91.2)
Net decrease in cash and cash equivalents	$(11.1)	$(52.0)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $2.6 million to $123.1 million for the nine months ended September 30, 2020 as compared to the corresponding prior year period. The current period reflects a favorable impact from primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by the net impact of lower inventory volumes and lower accounts payable, both as a result of volume relief provided to our Domestic Coke customers as well as lower coal prices compared to the same prior year period. This was mostly offset by the impact the volume relief had on our operating results during the current year period.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $26.5 million to $54.8 million for the nine months ended September 30, 2020 as compared to the corresponding prior year period driven by lower capital spending further discussed in Capital Requirements and Expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities decreased $11.8 million to $79.4 million for the nine months ended September 30, 2020 as compared to the corresponding prior year period. During the current year period, the Company made $15.8 million of cash payments to redeem $19.5 million face value of 2025 Senior Notes as compared to $46.6 million of cash payments during the same prior year period to repurchase $50.0 million face value of 2025 Senior Notes. Additionally, the Company made net repayments of $39.0 million on the Revolving Facility during the nine months ended September 30, 2020 as compared to net repayments of approximately $5 million on the Revolving Facility during the same prior year period. The Revolving Facility refinancing in the third quarter of 2019, which increased borrowings on the revolver and paid down the $43.3 million term loan, had no net impact on financing cash flows. See further discussion of current period debt activities in Note 7 to our consolidated financial statements.
The current year period also included dividend payments to stockholders of $15.0 million and share repurchases under the repurchase program discussed in Item 2 of Part II of $7.0 million. The prior year period reflects share repurchases of $13.2 million, the Partnership's distribution payments to public unitholders of $14.2 million and cash payments in connection with the Simplification Transaction totaling $4.8 million.

Dividends
On August 3, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on September 1, 2020, to stockholders of record on August 18, 2020.
Additionally, on November 6, 2020, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on December 1, 2020, to stockholders of record on November 20, 2020.
Debt Repurchases
Subsequent to September 30, 2020, the Company repurchased an additional $33.2 million face value of outstanding 2025 Senior Notes for $30.2 million of cash payments, which will result in an additional gain on extinguishment of debt of $2.4 million, net of the write-off of unamortized debt issuance costs and original issue discount.
Share Repurchases
During the first quarter of 2020, the Company repurchased $7.0 million of our common stock, or 1.6 million shares, in the open market for an average share price of $4.29, leaving $96.3 million available under the authorized repurchase program as of September 30, 2020. There were no share repurchases during the second or third quarter of 2020 as the Company temporarily suspended additional repurchases under the authorized repurchase program. Refer to Item 2 of Part II to this Quarterly Report on Form 10-Q for additional details on the repurchase program.
Covenants
As of September 30, 2020, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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

The following table summarizes ongoing capital expenditures and environmental remediation projects:

	Nine Months Ended September 30,
	2020	2019

	(Dollars in millions)
Ongoing capital(1)	$44.7	$65.6
Environmental remediation projects(2)	—	15.9
Expansion capital(3)	8.7	—
Total capital expenditures(4)	$53.4	$81.5
(1)Includes $26.4 million of capital expenditures in connection with the oven rebuild initiative at our Indiana Harbor facility during the nine months ended September 30, 2019. This initiative was completed at the end of 2019.
(2)Includes $2.3 million of capitalized interest in connection with the environmental remediation projects during the nine months ended September 30, 2019. The environmental project at Granite City was completed in June 2019.
(3)Includes capital spending in connection with the foundry cokemaking growth project.
(4)Reflects actual cash payments during the periods presented for our capital requirements.
In 2020, we expect our capital expenditures to be approximately $80 million, of which approximately $12 million will be spent on the foundry cokemaking growth project.
Off-Balance Sheet Arrangements
We have letters of credit, short term operating leases and outstanding surety bonds to secure reclamation and other performance commitments. There have been no material changes to these arrangements during the nine months ended September 30, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for further disclosure of these arrangements. Other than these arrangements, the Company has not entered into any transactions, agreements or other contractual arrangements that would result in material off-balance sheet liabilities.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2020. Please refer to our Annual Report on Form 10-K filed on February 20, 2020 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the nine months ended September 30, 2020.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 13 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2020 and 2019, respectively.

Below is a reconciliation of 2020 Adjusted EBITDA guidance from its closest GAAP measure:

	2020
	Low	High
	(Dollars in millions)
Net income	$(4)	$3
Add:
Depreciation and amortization expense	136	134
Interest expense, net	56	56
Gain on extinguishment of debt	(6)	(6)
Income tax expense	6	11
Restructuring charges(1)	2	2
Adjusted EBITDA	$190	$200
Subtract:
Adjusted EBITDA attributable to noncontrolling interest(2)	7	7
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$183	$193
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Revenues	$741.3	$1,224.9
Long-lived asset and goodwill impairment	—	247.5
Costs and operating expenses	688.2	1,114.7
Operating income (loss)	53.1	(137.3)
Net income (loss)	$0.2	$(139.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
	September 30, 2020	December 31, 2019
	(Dollars in millions)
Assets:
Cash	$82.2	$93.3
Current receivables from Non-Guarantor subsidiaries	170.4	149.3
Other current assets	162.6	193.6
Properties, plants and equipment, net	1,173.1	1,210.0
Other non-current assets	53.6	54.2
Total assets	$1,641.9	$1,700.4
Liabilities:
Current liabilities	$118.4	$150.8
Long-term debt and financing obligation	719.7	780.0
Long-term payable to Non-Guarantor subsidiaries	164.6	127.2
Other long-term liabilities	240.9	226.0
Total liabilities	$1,243.6	$1,284.0

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
•our dependence on, relationships with, and other conditions affecting our customers and/or suppliers;
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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2020.
Item 1A. Risk Factors

Material updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 are disclosed below.

The COVID-19 pandemic and other possible pandemics and similar outbreaks may disrupt our operations and our customers’ and suppliers' operations, which could adversely impact our cash flows, financial position and results of operations.
In December 2019, COVID-19, a novel strain of coronavirus surfaced in Wuhan, China. Since then, in 2020, COVID-19 has spread to other countries including the U.S. and has become a global pandemic. Efforts to contain the spread of COVID-19 including social distancing, travel bans and quarantines, are generally having negative impacts on the U.S. and global economy. These measures affect our operations and may hamper our efforts to provide investors with timely information and/or comply with SEC filing obligations. The pandemic and response to the pandemic continues to evolve, and any preventative or protective actions that governments or we may take in respect of the pandemic could result in periods of significant business disruption. While our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security, COVID-19 has had, and may continue to have, a negative impact on our business and result of operations due to the impacts of the COVID-19 pandemic on our customers. For example, certain of our steelmaking and logistics customers have been adversely impacted by the idling of manufacturing plants and closed international ports, respectively, as a result of the COVID-19 pandemic. In an effort to assist certain of our steelmaking customers impacted by the COVID-19 pandemic, we have implemented volume relief measures by providing near-term coke supply relief for such customers in exchange for extending of certain contracts. These relief measures have negatively impacted our revenue in the near term and may negatively impact other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic, may adversely affect our business and results of operations. In addition, the progression of and global response to COVID-19 increases the risk of delays in construction activities related to our capital projects. The extent of such delays and other effects of COVID-19 on our anticipated investments to upgrade or enhance existing operations and to meet environmental and operational regulations is unknown, but could impact or delay the timing of anticipated benefits on capital projects. The extent to which COVID-19 impacts our results of operations, and our customers' and suppliers' results of operations, are out of our control and will depend on future developments that are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and actions taken to contain it or mitigate its effects. As a result, the ultimate financial impact to SunCoke of the COVID-19 global pandemic cannot be reasonably estimated at this time, but could materially and adversely affect our business, financial position and results of operations.

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
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2020, the Company repurchased $3.7 million of our common stock, or 1.1 million shares, in the open market for an average share price of $3.35, leaving $96.3 million available under the new authorized repurchase program as of March 31, 2020. There were no share repurchases during the quarters ended June 30, 2020 or September 30, 2020.
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

10.1
Second Amendment to Coke Purchase Agreement, dated as of July 8, 2020, by and between Haverhill Coke Company, LLC (f/k/a Haverhill North Coke Company) and AK Steel Corporation (incorporated by reference herein to exhibit 10.1 to the Company's Current Report on form 8-K for the quarter ended June 30, 2020, filed on August 3, 2020, File No. 001-35243)

10.2*	Third Amendment to Coke Purchase Agreement, dated as of October 8, 2020, by and between Haverhill Coke Company, LLC (f/k/a Haverhill North Coke Company) and AK Steel Corporation (filed herewith)

10.3*
Amendment No. 8 to Coke Purchase Agreement, dated as of July 30, 2020, by and among Haverhill Coke Company LLC (f/k/a Haverhill North Coke Company) and ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland, Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (filed herewith)

10.4*†
Amendment No. 7 to Coke Purchase Agreement, dated as of July 30, 2020, by and among Jewell Coke Company, L.P. and ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland, Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.)(filed herewith)

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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, filed with the Securities and Exchange Commission on November 6, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	November 6, 2020	By:	/s/ Fay West
Fay West
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)