Form 10-K
period 2020-12-31
SunCoke Energy, Inc.
filed 2021-02-25
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock on June 30, 2020 (based upon the closing price of $2.96 on June 30, 2020, the last trading day of the registrant's most recently completed second fiscal quarter, on the New York Stock Exchange) held by non-affiliates was approximately $243,652,539.
The number of shares of common stock outstanding as of February 19, 2021 was 82,806,106.
Portions of the SunCoke Energy, Inc. 2021 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference in Part III of this Form 10-K.

SUNCOKE ENERGY, INC.

*Included as Exhibit 99.1 to this Annual Report on Form 10-K are unaudited financial statements of SunCoke Energy Partners Finance Corp. ("Finance Corp."), to comply with applicable reporting requirements of the indenture dated May 24, 2017, by and among SunCoke Energy Partners, L.P. ("the Partnership"), which merged with and into Finance Corp. on January 1, 2020 and resulted in Finance Corp. replacing the Partnership as the issuer pursuant to a supplemental indenture, and The Bank of New York Mellon Trust Company, N.A., as amended by the supplemental indentures, dated August 5, 2019 and January 1, 2020.

PART I
Item 1.Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also own and operate a logistics business that provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
Incorporated in Delaware since 2010 and headquartered in Lisle, Illinois, we became a publicly-traded company in 2011 and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SXC.”
Cokemaking Operations
We are a technological leader in cokemaking. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in approximately 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. To diversify our business and customer base, SunCoke began exploring the foundry coke market in 2020. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. Throughout 2020, we tested production capacity and executed successful test sales of foundry coke. We will begin to produce and sell foundry coke on a commercial scale in 2021, but not at a level that will be material to our operations. Therefore, the discussion that follows is specific to blast furnace coke ("coke"), our main operation.
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
Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation ("U.S. Steel") and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to Cleveland-Cliffs Steel Holding Corporation pursuant to energy sales agreements.
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Substantially all of our coke sales are made pursuant to long-term, take-or-pay agreements, which require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. Our domestic capacity is largely consumed by long-term contracts. With the exception of 400 thousand tons in 2021 and 800 thousand tons in 2022, our 4.2 million tons of domestic cokemaking capacity will be produced under long-term contracts. Accordingly, spot prices for coke do not significantly affect our revenues.

Historically, substantially all of our coke sales were made under long-term, take-or-pay agreements with three primary customers in the U.S.: ArcelorMittal USA LLC ("AM USA"), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation ("U.S. Steel"), each of which individually accounted for greater than ten percent of our consolidated revenues. In March 2020, Cleveland-Cliffs Inc. ("Cliffs"), a leading producer of iron ore pellets, completed the acquisition of AK Steel, and subsequently changed the name of AK Steel to Cleveland-Cliffs Steel Holding Corporation. In December 2020, Cliffs completed the acquisition of AM USA, and subsequently changed the name of AM USA to Cleveland-Cliffs Steel LLC. Collectively, we refer to Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC as "Cliffs Steel."
Our contracts with each entity were not impacted by the transactions that occurred in 2020. Contracts with Cliffs Steel are expected to account for approximately 75 percent of our domestic cokemaking capacity in 2021 and approximately 65 percent of our domestic cokemaking capacity in 2022.
The following table sets forth information about our cokemaking facilities:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	Cliffs Steel	1962	December 2025(3)	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	Cliffs Steel	1998	October 2023	268	1,220	Heat for power generation
Haverhill I	Franklin Furnace, Ohio	Cliffs Steel	2005	December 2025(3)	100	550	Process steam
Haverhill II	Franklin Furnace, Ohio	Cliffs Steel	2008	June 2025(4)	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2024	120	650	Steam for power generation
Middletown(2)	Middletown, Ohio	Cliffs Steel	2011	December 2032	100	550	Power generation
Total					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
Total					1,150	5,940
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
(3)In July 2020, the Jewell and Haverhill I contracts with AM USA, now known as Cliffs Steel, were amended to extend the contract expiration date from December 2020 to December 2025. Under the contract amendments, Jewell and Haverhill I will supply a combined 800 thousand tons for the 2021 contract year and a combined 400 thousand tons annually for the 2022 through 2025 contract years. See "Management's Discussion and Analysis Financial Condition and Results of Operations" for further discussion on contract amendments. Each facility will continue to operate at full capacity. The remaining capacity from Jewell and Haverhill I is expected to be sold into the spot market and/or the foundry coke market.
(4)In July 2020, the Haverhill II contract with Cliffs Steel was amended to extend the contract expiration date from December 2021 to June 2023. In October 2020, the contract expiration date was further extended to June 2025. The energy supply agreement, whereby Cliffs Steel purchases electricity produced from the Haverhill II cogeneration plant, will expire in December 2021. See "Management's Discussion and Analysis Financial Condition and Results of Operations" for further discussion on contract amendments.
Our coke sales agreements contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price is typically fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales.
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
Steelmaking customers faced significant challenges earlier in the year resulting from the novel coronavirus pandemic ("COVID-19"). In response to the decline in end user demand, as well as in an effort to slow the spread of COVID-19, in March 2020, end user manufacturers began idling plants, which directly and adversely impacted our customers. As a result, the U.S. steel production utilization rate declined approximately 25 percent during the first half of 2020 from a stable 80 percent in December 2019 to 55 percent as of June 30, 2020. In order to help navigate through this challenging environment, SunCoke worked with our customers to provide near-term coke supply relief for customers in exchange for extending certain contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further detail. In the second half of 2020, demand and capacity utilization in the U.S. steel industry largely recovered from the impacts of COVID-19 as many of the temporarily idled blast furnaces restarted, resulting in a U.S. steel production utilization rate of 75 percent as of January 2021. We expect continued recovery of U.S. steel production utilization rates in 2021.
Our Brazil cokemaking operations are located in Vitória, Brazil, where we operate our ArcelorMittal Brazil cokemaking facility for a Brazilian subsidiary of ArcelorMittal S.A. Revenues from our Brazilian cokemaking facility are derived from licensing and operating fees, which include a fixed annual licensing fee, a licensing fee based upon the level of production required by our customer and full pass-through of the operating costs of the facility.
Logistics Operations
Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT"), Lake Terminal and Dismal River Terminal (“DRT”). CMT is located in Convent, Louisiana, with strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually with its top of the line ship loader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone) and petroleum coke. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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

Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index Report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index ("API6 index price"), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. API2 and API6 prices declined during the first half of 2020, driven by tempered demand from Europe and increasing Russian coal supply, unfavorably impacting export volumes from our customers. During the fourth quarter, the coal export market showed signs of recovery, as reflected by an increase in API2 prices of 15 percent and an increase in Gulf Coast thermal coal export volumes of approximately 70 percent. The API2 forward curve projections indicate continued recovery of the coal export market, and we expect between 4 million and 5 million tons of coal to be exported from CMT in 2021.
Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand. Challenging market conditions impacted the volume of coal moving through our domestic logistics terminals in 2020, including the terminals that serve our own cokemaking facilities, as a result of the volume relief provided to our Domestic Coke customers. In 2021, we expect our cokemaking facilities to operate at full capacity. Therefore, we expect throughput volumes at our domestic logistics terminals to increase to approximately 10 million tons, up from approximately 9 million tons in 2020. Volumes from third party customers in 2021 are expected to be consistent with 2020.
A significant portion of our logistics business has historically been from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both the Murray and Foresight contracts with CMT were subsequently rejected by the bankruptcy courts. CMT began handling tons in 2020 under an agreement with Javelin Global Commodities (UK) Ltd (“Javelin”), the global coal trading and marketing agent for Foresight and others. In December 2020, CMT entered into a long-term, take-or-pay agreement with Javelin, which includes 4 million tons in 2021 and 3 million tons in 2022.
Seasonality
Our revenues in our cokemaking business are tied to long-term, take-or-pay contracts and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather.  Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business. Additionally, operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.4 million tons of metallurgical coal in 2020. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2021, our metallurgical coal contracts are based on coke production requirements and do not contain a minimum annual purchase requirement. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

Transportation and Freight
For inbound transportation of metallurgical coal purchases, our facilities that access a single rail provider have long-term transportation agreements, and where necessary, coal-mixing agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. Delivery costs are generally passed through to the customers.
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales under long-term, take-or-pay agreements from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements, which are passed through to our customers. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies, including new product development, and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others. Additionally, we have successfully utilized our existing coke ovens to produce foundry coke in addition to our primary product of blast furnace coke.
At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology, under which we receive a per ton licensing fee as well as an annual licensing fee.
Competition
Cokemaking
The cokemaking business is highly competitive. Most of the world’s coke production capacity is owned by blast furnace steel companies utilizing by-product coke oven technology. The international merchant coke market is largely supplied by Chinese, Colombian and Ukrainian producers, among others, though it can be more challenging to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports into the U.S. are often not economical.
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
We believe we are well-positioned to compete with other coke producers. Our Domestic Coke segment accounts for approximately 30 percent of the U.S. blast furnace coke market capacity. Current production from our cokemaking business is largely committed under long-term, take-or-pay contracts. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the spot market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2020, CMT accounted for approximately 55 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 15 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
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
Human Capital Management
Each employee at SunCoke is part of our collaborative and complimentary team. We are committed to maintaining an inclusive workplace that brings out the best in all of us. We respect all employees for their unique expertise and welcome the ideas they bring from their individual experience, education and training. We continually strive to make our operations more efficient, while creating a respectful work environment for each team member. Company leadership and our Board of Directors are actively involved in overseeing the Company’s human capital management programs. Our Chief Legal Officer & Chief Human Resources Officer, in partnership with local Human Resources and General Managers, sponsors the development and oversight of all human capital programs in the organization including: (i) culture, (ii) workforce composition, recruitment and our commitment to diversity, equity and inclusion, (iii) workforce stability, (iv) employee development and training, (v) benefits, (vi) performance management and incentives, (vii) safety, and (viii) ethics and compliance.
Workforce Culture
Our culture at SunCoke is driven by our core values. SunCoke’s values of excellence, innovation, commitment, integrity and stewardship are at the heart of who we are and how we work every day. They guide our actions and decisions so we can always strive to do the right thing for our stakeholders, our business and each other.
•Excellence: expect the best from yourself, remove obstacles, inspire and support others, embrace diversity and celebrate success.
•Innovation: master the science and process, create a better way, find a better solution and push the envelope.
•Commitment: deliver results, be accountable, work as a team, continuously improve and grow and always communicate effectively.
•Integrity: do what is right, say what you mean, do what you say, earn trust and treat others with respect.
•Stewardship: provide safe, reliable and environmentally sound operations for our people and their families, our customers and the communities where we do business.
Workforce Composition, Recruitment and Our Commitment to Diversity, Equity and Inclusion (“DEI”)
As of December 31, 2020, we have approximately 841 employees in the U.S. Approximately 41 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. Labor agreements at Granite City and Haverhill were renewed in 2020 and will expire on September 1, 2023 and November 1, 2023, respectively.
As of December 31, 2020, we have approximately 292 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2020, the labor agreement at our Vitória, Brazil facility was renewed for an additional year, and it expires on November 30, 2021.
We partner with reputable recruitment firms to fill key positions. Through those partnerships, we have a commitment to fill our candidate slates with a diverse group of candidates. SunCoke’s commitment to diversity recruiting includes a partnership with Professional Diversity Network ("PDN"), which allows us to develop our talent pipeline directly from eight affinity networks. Approximately 11 percent of the Company's global workforce is female and minorities represent approximately 17 percent of the Company's U.S. workforce. The tables below provide breakdowns of gender representation globally and racial/ethnic group representation for U.S. employees.

Gender Representation for Global Employees
	Female		Male
	Number of employees	Percent of employee level	Number of employees	Percent of employee level
Executive(1)	4	40%	6	60%
Non-Executive Management(2)	30	29%	73	71%
Senior Leaders(3)	34	30%	79	70%
Professionals(4)	38	39%	59	61%
All Other Employees(5)	51	6%	872	94%
Grand Total	123	11%	1010	89%

Racial/Ethnic Representation of US Employees
	Asian		Black or African American		Hispanic or Latino		White		Other
	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level
Executive(1)	0	—%	0	—%	0	—%	10	100%	0	—%
Non-Executive Management(2)	4	4%	3	3%	2	2%	82	90%	1	1%
Senior Leaders(3)	4	4%	3	3%	2	2%	92	90%	1	1%
Professionals(4)	4	5%	2	3%	5	7%	62	85%	0	—%
All Other Employees(5)	1	—%	64	10%	44	7%	546	82%	11	1%
Grand Total	9	1%	69	8%	51	6%	700	84%	12	1%
(1)Represents Executives/Senior Officers and Managers as defined by the EEO-1 Job Classification Guide
(2)Represents First/Mid Officers and Managers as defined by the EEO-1 Job Classification Guide.
(3)Represents a weighted average of Executive Management and Non-Executive Management.
(4)Represents Professionals and Administrative Support Workers as defined by the EEO-1 Job Classification Guide.
(5)Represents all other classified employees as defined by the EEO-1 Job Classification Guide.
Workforce Stability & Leadership Experience
Our commitment to employee retention through our development, benefits, performance management and incentive programs is shown through our low regrettable turnover rate of less than 1 percent in 2020. The stability of our workforce is anchored by our experienced corporate leadership team along with our General Managers that lead the day-to-day operations at our facilities. Our leaders each have an average of 20 years of leadership experience and an average of over 10 years with SunCoke.
Employee Development & Training
SunCoke provides a robust training program that meets or exceeds all applicable regulatory requirements. We also provide specialized trainings on an as-needed basis for current topics throughout the year. Over the past several years, special training topics have included Active Shooter Preparedness, Harassment, Worker’s Compensation, Diversity and Inclusion, Conducting Effective Investigations and Retirement Planning.
SunCoke’s Personal Information & Privacy Policy lays out specific procedures to ensure that employees handle sensitive information in a secure and responsible manner. The Personal Information & Privacy Policy is updated to remain consistent with data security best practices. SunCoke utilizes a variety of information security training methods, including in-depth, periodic policy training, annual interactive video-based Code of Conduct training segments on data security best practices, and periodic security awareness communications that remind employees to stay vigilant with respect to data security.
We believe in developing our employees both within their daily roles and to be ready for their next assignment at SunCoke. Development occurs in the form of leadership training, stretch assignments, and on the job training. On an annual basis, we engage in succession management to ensure we focus development and training activities on our high performing and high potential talent, preparing potential successors for our most critical roles. Of the 107 positions filled in 2020, 47 (44 percent) were filled from within the Company.
In many cases, we take a hands-on approach to training at SunCoke. As we pursued an additional business opportunity with foundry coke, we utilized intra-Company training of existing personnel to develop, implement, and execute this initiative. Leadership had the opportunity to provide many insights on topics from producing foundry to engaging new customers, highlighting the ability of our workforce to adjust to changing demands and grow with the Company. We pride ourselves on being a lean workforce that focuses on developing and promoting talent internally.
Benefits
We offer comprehensive health, welfare and retirement benefits. We also offer supplemental benefits programs designed to enhance the daily life and well-being of our employees, including: weight-loss, benefits services price-transparency, retirement planning education and coaching, paid-time off (including for community service), tuition reimbursement, health management for chronic conditions and a 24/7 employee assistance program.
Performance Management and Incentives
Our full-year performance management process begins with setting annual goals for the Company, which guide the development of functional, local and individual employee goals. Employees and their managers are accountable for the goals and must review their performance against the goals on an ongoing basis. We provide employee base wages that are competitive and consistent with employee positions, skill levels, experience, and geographic location. Additionally, we believe that individual performance and the results of the Company are directly linked to the payment of annual short-term incentives, which is why a significant portion of employee compensation is performance-based. Our short-term incentives include both financial metrics as well as performance-based environmental and safety metrics. The level of pay at risk increases progressively with positions of greater responsibility, with long-term cash and equity incentives with multi-year vesting periods granted at the Director, Vice President and Senior Vice President levels. Further, below the Director level, top performers may be granted long-term cash and equity incentives with multi-year vesting for retention. This helps the Company to retain those identified as having the top skills and abilities that are critical to our business.
Safety
We live by the ethos: Think Safe. Act Safe. Be Safe.
Our top priority has always been the safety of our employees, contractors and visitors. With the onset of the COVID-19 pandemic, this became even more challenging as we worked to ensure workplace safety was maintained while also ensuring that our employees were protected from the virus. In response to the pandemic, we established an internal task force of subject matter experts, initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. Each of our sites implemented screening procedures consistent with U.S. Centers for Disease Control and Prevention ("CDC") recommendations such as screening questionnaires and temperature checks for employees, contractors and other service providers. Additionally, to ensure employee safety, we adopted further protocols consistent with CDC, state and local guidance including mask wearing, social distancing, contact tracing and quarantine requirements.
Safety is so important to SunCoke that we include safety in our core values and also incorporate safety as a metric in our short-term incentive program.
We have an ambition of zero incidents and injuries in the workplace. To reach our goal, we follow our Safety Vision, which is comprised of five core components including:
•Visible safety leadership - Site and corporate leadership have made a commitment to safety as the paramount value within the company and our site leadership practices visible safety leadership on a daily basis.
•Communication and training - All team members and contractors take responsibility for their own safety and the safety of those around them and we train to ensure proper safety knowledge.
•Safe work practices - All team members and contractors take the time necessary to properly identify and mitigate all hazards and safely do each job.

•Incident investigation – We comply with all applicable laws and regulations and perform root cause analysis on all incidents.
•Continuous improvement – We are always focused on preventing safety incidents and Thinking Safe, Acting Safe and Being Safe.
Our target for Total Recordable Incident Rate ("TRIR") at SunCoke for 2020 was 0.70 company-wide, and at the end of the year, it was 0.81. At SunCoke, our focus is on continuous safety improvement and while we did not achieve our target this past year, we improved our safety performance from 2019 and continue to perform well above industry standards, as detailed below.
Our excellent safety record is best understood in comparison to industry-wide safety performance. According to the Bureau of Labor Statistics, the TRIR within our sector of Petroleum and Coal Products Manufacturing was 1.3 for 2019. For comparison, it was 2.4 for the Iron and Steel Mills sector. Our year-over-year safety performance is consistently lower than average industry-wide rates, signaling fewer recordable incidents and demonstrating our strong commitment to safety. In a year especially filled with external stressors and distractions, we successfully managed to keep our employees focused on safety and the job at hand.

Year	Employee TRIR	Contractor TRIR
2018	0.59	1.03
2019	0.9	0.8
2020	1.08	0.38
Ethics & Compliance
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including senior financial officers and executives. Our Code of Business Conduct and Ethics, along with our Core Values, establish the principles that guide our daily actions to uphold the highest standards of ethical and legal behavior. Whether working with customers, vendors, business partners or neighbors, we always strive to act with integrity. All employees must complete annual training on our Code of Business Conduct and Ethics, which we review and update as needed. The most recent updates occurred in 2019. We educate all employees to avoid potential conflicts of interest. Our Prohibited Payments and Political Contributions Policy addresses payments made to U.S. officials, including campaign contributions. Our Gifts, Entertainment and Sponsored Travel Policy provides guidance regarding business courtesies, including reporting obligations and value limitations. We also have a Human Rights Policy, which affirms our commitment to a fair living wage for all employees.
Guidance & Reporting Without Fear of Retaliation
All employees, officers and directors must report suspected policy violations of our Code of Business Conduct and Ethics to the Compliance Team, which consists of our Chief Compliance Officer and other leaders from the Human Resources and Legal Departments. They can do so through a variety of channels, including, but not limited to, directly reporting to a supervisor, providing email or verbal reports directly to the Compliance Team and using our confidential, third-party 24/7 reporting hotline or website. Calls and online submissions are anonymous, unless the notifying party discloses his or her identity. We take the anonymity of these communications seriously and SunCoke’s Compliance Team follows up on each submission. In addition to the anonymous hotline, hourly employees represented by a collective bargaining unit can also file a report using the applicable union grievance process.
Legal and Regulatory Requirements
Our operations are subject to extensive governmental regulation, including environmental laws, which are a significant factor in our business. The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding
•Permitting Process for Cokemaking Facilities. The permitting process for our cokemaking facilities is administered by each state individually. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. A construction permit allows construction and commencement of operations at the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations. A facility's operating permit may be a state operating permit or a Title V operating permit.

•Air Quality. Our cokemaking facilities employ Maximum Achievable Control Technology (MACT) standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to oven door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Additionally, under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area changing from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ Best Achievable Control Technology (BACT). In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet Lowest Achievable Emission Rate (LAER) standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources. Any changes in attainment status for areas where our facilities are located presents a risk that we may be required to install additional pollution controls, which may require us to incur greater operating costs at those facilities.
•More stringent NAAQS for ambient nitrogen dioxide ("NO2") and sulfur dioxide ("SO2") went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no future action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS.
•In 2012, more stringent NAAQS for fine particulate matter ("PM"), or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5.
•In November 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. In December 2020, the Ohio Environmental Protection Agency informed stakeholders in the Cincinnati and Cleveland nonattainment areas, including the Middletown facility, that the agency anticipates those areas will be reclassified as moderate nonattainment areas by the U.S. EPA in late 2021. Nonattainment designations under the new standard and any future more stringent standard for ozone have two potential impacts: (1) demonstrating compliance with the standard using dispersion modeling for permitting new facilities or significant new projects may be more difficult; and (2) facilities operating in areas that are classified moderate non-attainment areas may be required to install Reasonably Available Control Technology (“RACT”) or demonstrate that they already meet RACT standards. While we are not able to determine the extent to which this new standard will impact our business at this time, it presents a potential risk of having an impact on our operations.
•The EPA adopted a rule in 2010 requiring a new facility that is a major source of greenhouse gases (“GHGs”) to install equipment or employ BACT procedures. Currently, there is little information on what may be acceptable as BACT to control GHGs (primarily carbon dioxide from our facilities), but the database and additional guidance may be enhanced in the future.
•Several states have additional requirements and standards other than those in the federal statutes and regulations. Many states have lists of “air toxics” with emission limitations determined by dispersion modeling. States also often have specific regulations that deal with visible emissions, odors and nuisance. In some cases, the state delegates some or all of these functions to local agencies.

•Wastewater and Stormwater. Our heat recovery cokemaking technology does not produce wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have wastewater and/or stormwater discharge permits.
•Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste as is typically associated with by-product cokemaking. The material from periodic cleaning of heat recovery steam generators has been disposed of as hazardous waste. Our facilities only generate wastes and do not have permits for waste transportation, storage or disposal.
•U.S. Endangered Species Act. The U.S. Endangered Species Act and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional cokemaking facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the affected species. Based on the species that have been designated as endangered or threatened on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.
•Permitting and Bonding for Former Coal Mining Operations. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and applicable state equivalents govern mining permits and reclamation plans, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System.
We currently have no applications pending for new SMCRA permits, but hold several permits for which reclamation is incomplete.
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2020, we had an asset retirement obligation of $2.0 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Failure to comply with the regulatory requirements can result in sanctions.
•Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2020, we have posted $9.6 million in surety bonds or other forms of financial security for future reclamation.
Regulation of Operations
•Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to PM and SO2 and MACT standards. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM and nitrogen oxides (“NOx”), lead ozone and carbon monoxide; GHG rules; the Clean Air Interstate Rule; MACT emissions standards for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review. The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016, EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017, but the EPA has yet to publish or propose any residual risk standards. While we are not able to determine the extent to which any new standards will impact our business at this time, it presents a potential risk of having an impact on our operations and cost structure.
•Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA and CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, and management. Many such terminals owned and operated by other entities that are also used to transport coal and petcoke, including for export, have been pursued by environmental interest groups for alleged violations of their permits’ requirements, or have seen their efforts to obtain or renew such permits contested by such groups. While we believe that our operations are in material compliance with these permits, it is possible that such challenges or claims will be made against our operations in the future. Moreover, our terminal operations may be affected by the impacts of additional regulation on petcoke or on the mining of all types of coal and use of thermal coal for fuel, which is restricting supply in some markets and may reduce the volumes of coal that our terminals manage.
•Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission (“FERC”) regulates the sales of electricity from our Haverhill and Middletown facilities, including the implementation of the Federal Power Act (“FPA”) and the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The nature of the operations of the Haverhill and Middletown facilities makes each facility a qualifying facility under PURPA, which exempts the facilities and the Company from certain regulatory burdens, including the Public Utility Holding Company Act of 2005 (“PUHCA”), limited provisions of the FPA, and certain state laws and regulation. FERC has granted requests for authority to sell electricity from the Haverhill and Middletown facilities at market-based rates and the entities are subject to FERC’s market-based rate regulations, which require regular regulatory compliance filings.
•Clean Water Act of 1972. The Clean Water Act (“CWA”) may affect our operations by requiring water quality standards generally and through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, reporting requirements and performance standards are requirements of NPDES permits that govern the discharge of pollutants into water. Discharges must either meet state water quality standards or be authorized through available regulatory processes such as alternate standards or variances. Additionally, through the CWA Section 401 certification program, states have approval authority over water discharge permits or licenses that might result in a discharge to their waters. Similarly, for permitting or any future water intake and/or discharge projects, our facilities could be subject to the Army Corps of Engineers Section 404 permitting process.
•Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements. Certain of our wastes are also subject to Department of Transportation regulations for shipping of materials. Any changes to hazardous waste standards or the constituents in the wastes generated at our facilities presents a potential risk of having an impact on our operations and cost structure.

•Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund, and similar state laws, responsibility for the entire cost of clean-up of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. In the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. Under CERCLA, we may be responsible for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
•Pursuant to a court-mandated deadline, EPA published a final rule in December 2020 that does not impose financial assurance requirements for managing hazardous substances on the coal products manufacturing sector under Section 108(b) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA 108(b)”). EPA’s final rule determined that the risks associated with these facilities’ operations are addressed by existing federal and state programs and regulations and modern industry practices.
•Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued an opinion holding that although EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG in most industries. Under this rule, certain modifications to our facilities could subject us to the additional permitting and other obligations relative to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the Clean Air Act based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead. The EPA has engaged in rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the Clean Power Plan before the U.S. Court of Appeals for the District of Columbia issued a decision on the rule. In October 2017, the EPA proposed to repeal the Clean Power Plan ("CPP"). On October 9, 2018, the U.S. Supreme Court rejected any further challenges to the decision to repeal the Clean Power Plan. EPA then proposed the Affordable Clean Energy ("ACE") rule as a replacement for the CPP in August 2018, which it finalized in June 2019. In 2020, various legal challenges to ACE were filed by more than two dozen states and cities, along with environmental activist groups and a coalition of utility companies.
Currently, we do not anticipate these new or existing power plant GHG rules to apply directly to our facilities. However, the impact of current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, and actions by the states in implementing these requirements. Any new GHG reduction laws on regulations that apply to us will likely require us to incur increased operating and capital costs and/or increased taxes on GHG emissions. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our revenues. Depending on whether another rule is promulgated in the future, it could increase the demand for natural gas-generated electricity.
•Mine Improvement and New Emergency Response Act of 2006. The Mine Improvement and New Emergency Response Act of 2006 (the “Miner Act”), has increased significantly the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There also has been a significant increase in the dollar penalties assessed for citations issued. We no longer operate coal mines subject to the Miner Act.

•Occupational Safety and Health ACT (OSH Act). Our facilities are subject to regulation by OSHA or MSHA under the OSH Act and other agencies with standards designed to ensure worker safety. These standards impose minimum requirements for our operations to maintain and operate sites and equipment in a safe manner. As noted above, we have consistently operated within the top quartiles for OSHA’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute.
•Security. CMT is subject to regulation by the U.S. Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance by CMT with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facility.
•Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. SunCoke is not an active coal mine operator and does not perform or oversee coal mining. However, SunCoke has retained certain black lung liabilities associated with legacy coal operations. Our obligation related to black lung benefits at December 31, 2020 was $64.6 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.
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
Other legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, antitrust, employment claims, premises-liability claims, allegations of exposures of third-parties to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Management of the Company believes that any liability which may arise from such matters would not be material in relation to the financial position, results of operations or cash flows of the Company at December 31, 2020.
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

Information about our Executive Officers
Our executive officers and their ages as of February 25, 2021, were as follows:

Michael G. Rippey	63	President and Chief Executive Officer
Fay West	51	Senior Vice President and Chief Financial Officer
Katherine T. Gates	44	Senior Vice President, Chief Legal Officer and Chief Human Resources Officer
P. Michael Hardesty	58	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Allison S. Lausas	41	Vice President, Controller and Treasurer
John F. Quanci	59	Vice President, Chief Technology Officer

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
Katherine T. Gates. Ms. Gates was appointed Senior Vice President, Chief Legal Officer and Chief Human Resource Officer effective November 14, 2019. Prior to that she was Senior Vice President, General Counsel and Chief Compliance Officer of SunCoke Energy, Inc. since October 22, 2015. In both of these roles Ms. Gates led the Company’s environmental and sustainability function, including all Environmental, Social, and Governance matters. Ms. Gates joined SunCoke in February 2013 as Senior Health, Environment and Safety Counsel. She was promoted to Vice President and Assistant General Counsel in July 2014, where she focused on litigation, regulatory and commercial matters. Ms. Gates began her legal career in private practice as a Partner at Beveridge & Diamond, P.C. She served on the firm’s Management Committee, where she addressed budget, compensation, commercial, and other issues. Ms. Gates also co-chaired the civil litigation section of the firm’s Litigation Practice Group. In addition, from October 2015 through June 2019, Ms. Gates served as a director of SunCoke Energy Partners GP LLC, the general partner of our former master limited partnership subsidiary SunCoke Energy Partners, L.P.
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
John F. Quanci. Dr. John F. Quanci joined SunCoke Energy, Inc. in October, 2010, and was appointed to his current position as Vice President, Chief Technology Officer in May 2019. Prior to joining SunCoke, Dr. Quanci was Director, Corporate Technology of Sunoco, Inc. (a leading transportation fuel provider with interests in logistics). Dr. Quanci has over 30 years of domestic and international experience in process research, development, plant optimization, manufacturing, rebuilding/turnarounds, and taking new technologies from ideation to full production. Over the course of his career, Dr. Quanci has managed several major engineering and technology organizations both internal and external to the petroleum industry, including those of: Mobil Research, Mobil Oil, BP/Mobil, Exxon/Mobil, Rodel and Rohm and Haas Electronic Materials (now DuPont Electronic Materials). Dr. Quanci holds a Ph.D. in Chemical Engineering from Princeton University and is a registered Professional Engineer with over one hundred U.S. and international patents and patent applications.
Item 1A.Risk Factors
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
Substantially all of our coke sales currently are made pursuant to long-term contracts with Cliffs Steel and U.S. Steel. We expect these customers to continue to account for a significant portion of our revenues for the foreseeable future.
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
Our cokemaking and logistics businesses are subject to operating risks, some of which are beyond our control. Equipment failures or deterioration of assets, may lead to production curtailments, shutdowns, impairments, or additional expenditures, which could have a material adverse effect on our results of operations and financial condition.
Factors beyond our control could disrupt our cokemaking and logistics operations, adversely affect our ability to service the needs of our customers and increase our operating costs, all of which could have a material and adverse effect on our results of operations. Adverse developments at our cokemaking facilities could significantly disrupt our ability to produce and supply coke, steam, and/or electricity to our customers. Adverse developments at our logistics operations could significantly disrupt our ability to provide handling, mixing, storage, terminalling, transloading and/or transportation services, of coal and other dry and liquid bulk commodities, to our customers. Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Assets and equipment critical to these operations also may deteriorate or become depleted materially sooner than we currently estimate, resulting in additional maintenance spending or additional replacement capital expenditures.
Our cokemaking and logistics operations are subject to significant hazards and risks, any of which could result in production and transportation difficulties and disruptions, equipment failures and risk of catastrophic loss, permit non-compliance, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. Such hazards and risks include, but are not limited to
•geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;
•fire, explosion, or other major incident causing injury to personnel and/or equipment that causes a cessation, or significant curtailment, of all or part of our cokemaking or logistics operations at a site for a period of time;
•processing and plant equipment failures or malfunction, operating hazards and unexpected maintenance problems affecting our cokemaking or logistics operations, or our customers;
•adverse weather conditions and natural disasters, such as severe winds, heavy rains or snow, flooding, extreme temperatures and other natural events affecting our cokemaking or logistics operations, transportation, or our customers; and
•possible legal challenges to the renewal of key permits, which may lead to their renewal on terms that restrict our cokemaking or logistics operations, or impose additional costs on us.
If any of these conditions or events occur, our cokemaking or logistics operations may be disrupted, operating costs could increase significantly and we could incur substantial losses. Such disruptions in our operations could materially and adversely affect our financial condition or results of operations. In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we may not be able to maintain the integrity of the ovens or to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, electricity and/or steam.
If our assets do not generate the amount of future cash flows that we expect, or we are not able to execute on capital maintenance or procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
We face competition, both in our cokemaking operations and in our logistics business, which has the potential to reduce demand for our products and services, and that could have an adverse effect on our financial condition and results of operations.
We face competition, both in our cokemaking operations and in our logistics business:
•Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, pulverized coal, and/or other coke substitutes. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke or alternatives that reduce the amount of greenhouse gas emissions from the process. For example, electric arc furnace technology is a commercially proven process widely used in the United States. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.
•Logistics business: Decreased throughput and utilization of our logistics assets could result indirectly due to competition in the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies. In addition, competition in the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas, may reduce the demand for metallurgical coals processed through our logistics facilities. In the future, additional coal handling facilities and terminals with rail and/or barge access may be constructed in the Eastern United States. Such additional facilities could compete directly with us in specific markets now served by our logistics business. Certain coal mining companies and independent terminal operators in some areas may compete directly with our logistics facilities. In some markets, trucks may competitively deliver mined coal to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity.
Such competition could reduce demand for our products and services, thus having a material and adverse effect on our financial condition and results of operations.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the surrounding environment including the air, water and ground; emissions of greenhouse gases, or GHG; compliance with the National Ambient Air Quality Standards (NAAQS); management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; sales of electric power; installation of safety equipment in our facilities;; and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations may inadvertently impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations use hazardous materials and we generate solid and hazardous waste. We could be subject to claims under federal, state and local laws and regulations as well as for the investigation and clean-up of soil, surface water, or groundwater. We also could be subject to litigation for alleged bodily injuries arising from claimed exposure to hazardous substances allegedly used, released, or disposed of by us. Environmental impacts resulting from our operations, including exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could adversely impact our financial condition and results of operations.
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
There is increasing regulatory attention concerning the issue of climate change and the impact of greenhouse gases, particularly from fossil fuels, which are integral to our cokemaking and logistics businesses. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit greenhouse gas emissions, the use of fossil fuels or the effects of climate change or may be impacted by the increasing drive towards a lower carbon economy in an effort to limit the impacts of climate change. It is not possible to foresee the details of such legislation or regulations or changes in the economy or their resulting effects on our business. However, because our coking process is dependent on coal as a raw material and the coking process generates carbon dioxide, we are limited in our ability to reduce our greenhouse gas emissions and could be affected by future regulation of greenhouse gases. Any new regulations, legislation or taxes that affect other industries that use coal or other fossil fuels processed through our terminals could reduce throughput and utilization of our logistics assets. Future legislation or regulation regarding climate change and greenhouse gas emissions could impose significant costs on our business and our customers and suppliers due to increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with these laws and regulations. Failure to comply with these regulations could result in fines to our company and could affect our business, financial condition and results of operations. Additionally, our suppliers may face cost increases to comply with any new legislation or regulations leading to higher costs to us for goods or services.
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
Investor interest in climate change, fossil fuels, and sustainability could adversely affect our business and our stock price.
Climate change and sustainability have increasingly become important topics to investors and the community at large. As such, there have been recent efforts aimed at the investment community to encourage the divestment of shares of companies associated with energy, coal and/or fossil fuels, as well as to pressure lenders and other financial services companies to limit or curtail business relations with coal and fossil fuel companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted. Members of the investment community are also increasing their focus on sustainability practices, including management of GHGs and climate change. As a result, we may face increasing pressure regarding our sustainability disclosures and practices.
The COVID-19 pandemic and other possible pandemics and similar outbreaks may disrupt our operations and continue to disrupt our customers’ and suppliers' operations, which could continue to adversely impact our cash flows, financial position and results of operations.
In December 2019, COVID-19, a novel strain of coronavirus surfaced in Wuhan, China. Since then, in 2020, COVID-19 spread to other countries including the U.S. and became a global pandemic. Efforts to contain the spread of COVID-19 including social distancing, travel bans and quarantines, are generally having negative impacts on the U.S. and global economy. These measures affect our operations and may hamper our efforts to provide investors with timely information and/or comply with SEC filing obligations. The pandemic and response to the pandemic continues to evolve, and any preventative or protective actions that governments or we may take in respect of the pandemic could result in periods of significant business disruption. While our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security, COVID-19 has had, and may continue to have, a negative impact on our business and results of operations due to the impacts of the COVID-19 pandemic on our customers. For example, certain of our steelmaking and logistics customers have been adversely impacted by the idling of manufacturing plants and closed international ports, respectively, as a result of the COVID-19 pandemic. In an effort to assist certain of our steelmaking customers impacted by the COVID-19 pandemic, we have implemented volume relief measures by providing near-term coke supply relief for such customers in exchange for extending of certain contracts. These relief measures have negatively impacted our revenue in the near term and may negatively impact other results of operations in the near term and, if not effective in mitigating the effect of the COVID-19 pandemic, may continue to adversely affect our business and results of operations. In addition, the progression of and global response to COVID-19 increases the risk of delays in construction activities related to our capital projects. The extent of such delays and other effects of COVID-19 on our anticipated investments to upgrade or enhance existing operations and to meet environmental and operational regulations is unknown, but could impact or delay the timing of anticipated benefits on capital projects. The extent to which COVID-19 impacts our results of operations, and our customers' and suppliers' results of operations, are out of our control and will depend on future developments that are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and actions taken to contain it or mitigate its effects, as well as the effectiveness of vaccine rollout plans, the public's perception of the safety of the vaccines and their willingness to take the vaccines. As a result, the ultimate financial impact to SunCoke of the COVID-19 global pandemic cannot be reasonably estimated at this time, but could materially and adversely affect our business, financial position and results of operations.
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

We are subject to certain political or country risks due to the Vitória, Brazil cokemaking facility that could adversely affect our financial results.
The Vitória cokemaking facility is owned by ArcelorMittal Brazil. We earn income from the Vitória, Brazil operations through licensing and operating fees earned at the Brazilian cokemaking facility payable to us under long-term agreements with ArcelorMittal Brazil. These revenues depend on continuing operations and, in some cases, certain minimum production levels being achieved at the Vitória cokemaking facility. In the past, the Brazilian economy has been characterized by frequent and occasionally extensive intervention by the Brazilian government and unstable economic cycles. The Brazilian government has changed in the past, and may change monetary, taxation, credit, tariff and other policies to influence Brazil’s economy in the future. If the operations at the Vitória cokemaking facility are interrupted or if certain minimum production levels are not achieved, we will not be able to earn the same licensing and operating fees as we are currently earning, which could have an adverse effect on our financial position, results of operations and cash flows.
Additionally, the Vitória, Brazil operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-fraud. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits issuers and their strategic or local partners, agents or representatives, which we refer to as our intermediaries (even if those intermediaries are not themselves subject to the FCPA or other similar laws), from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit.
We take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions by our intermediaries through whom we have exposure under these anti-bribery, anti-corruption and anti-fraud laws even though we may have limited or no ability to control such intermediaries. Any violations of such laws could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation and could negatively impact our stock price. Failure by us or our intermediaries to comply with the foregoing or other anti-bribery, anti-corruption and anti-fraud laws could adversely impact our results of operations, financial position, and cash flows, damage our reputation and negatively impact our stock price.
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
The financial results of our logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals could result in a reduced need for the coal mixing, terminalling and transloading services we offer, thus reducing throughput and utilization of our logistics assets. Demand for such coals may fluctuate due to factors beyond our control:
•Thermal coal demand: may be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. For example, over the past few years, production of natural gas in the U.S. has increased dramatically, which has resulted in lower natural-gas prices. As a result of sustained low natural gas prices, coal-fuel generation plants have been displaced by natural-gas fueled generation plants. In addition, state and federal mandates for increased use of electricity from renewable energy sources, or the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and
•Metallurgical coal demand: may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.

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
Risks Related to Indebtedness
We face material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have $690.5 million of total consolidated debt maturing. See Note 12 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
Subject to the limits contained in our credit agreements and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, a higher level of debt could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for the payment of dividends, working capital, capital expenditures, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit facilities, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a competitive disadvantage to other, less leveraged competitors; and
•increasing our cost of borrowing.

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
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop or expand our facilities. Our level of indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flows could be used to service our indebtedness;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, distributions or for general corporate or other purposes.
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
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law requires us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2020, our liabilities for coal workers’ black lung benefits totaled $64.6 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
General Risks
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
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
We own the following real property:
•Approximately 1,700 acres in Vansant (Buchanan County), Virginia and McDowell County, West Virginia, on which the Jewell cokemaking facility is located, along with the offices, warehouse and support buildings for our Jewell coke affiliates as well as other general property holdings and unoccupied land.
•Approximately 400 acres in Franklin Furnace (Scioto County), Ohio, at and around the area where the Haverhill cokemaking facility (both the first and second phases) is located.
•Approximately 45 acres in Granite City (Madison County), Illinois, adjacent to the U.S. Steel Granite City Works facility, on which the Granite City cokemaking facility is located. Upon the earlier of ceasing production at the facility or the end of 2044, U.S. Steel has the right to repurchase the property, including the facility, at the fair market value of the land. Alternatively, U.S. Steel may require us to demolish and remove the facility and remediate the site to original condition upon exercise of its option to repurchase the land.
•Approximately 250 acres in Middletown (Butler County), Ohio near Cliff’s Middletown Works facility, on which the Middletown cokemaking facility is located.
•Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has two terminals for its mixing and/or handling services along the Ohio and Big Sandy Rivers.
•Approximately 175 acres in Convent (St. James Parish), Louisiana, on which CMT is located.

We lease the following real property:
•Approximately 90 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and/or mixing facilities (Lake Terminal) that service the Indiana Harbor cokemaking facility. The leased property is inside ArcelorMittal’s Indiana Harbor Works facility and is part of an enterprise zone. As lessee of the property, we are responsible for restoring the leased property to a safe and orderly condition.
•Approximately 295 acres of land located in Buchanan County, Virginia, at and around the area where our DRT coal handling terminal is located.
•Approximately 30 acres in Belle (Kanawha County), West Virginia, on which KRT has a terminal for its mixing and/or handling services along the Kanawha River.
•Our corporate headquarters is located in leased office space in Lisle, Illinois under an 11-year lease that commenced in 2011.
While the Company completed the disposal of its coal mining business in April 2016, we continue to have rights to small parcels of land, mineral rights and coal mining rights for approximately 5 thousand acres of land in Buchanan and Russell Counties, Virginia. These agreements convey mining rights to us in exchange for payment of certain immaterial royalties and/or fixed fees.
Item 3.Legal Proceedings
The information presented in Note 13 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2020.
Item 4.Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, the Company remains responsible for reclamation of certain legacy coal mining locations that are subject to Mine Safety and Health Administration ("MSHA") regulatory purview and the Company continues to own certain logistics assets that are regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade under the stock trading symbol “SXC” on the NYSE. The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.
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

Holders
As of February 19, 2021, we had a total of 98,210,588 issued shares and 82,806,106 outstanding shares of our common stock and had 9,228 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2020 and through February 25, 2021:

Date Declared	Record Date	Dividend Per Share	Payment Date
January 29, 2020	February 18, 2020	$0.0600	March 2, 2020
May 7, 2020	May 21, 2020	$0.0600	June 4, 2020
August 3, 2020	August 18, 2020	$0.0600	September 1, 2020
November 6, 2020	November 20, 2020	$0.0600	December 1, 2020
February 4, 2021	February 19, 2021	$0.0600	March 1, 2021
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Company's Share Repurchase Program
On July 23, 2014, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, at any time and from time to time in the open market, through privately negotiated transactions, block transactions, or otherwise for a total aggregate cost to the Company not to exceed $150.0 million. During the first quarter of 2020, the Company repurchased $3.3 million of our common stock, or 0.5 million shares, in the open market for an average share price of $6.25, resulting in the completion of this stock repurchase program.
On October 28, 2019, the Company's Board of Directors authorized a new program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. During the first quarter of 2020, the Company repurchased $3.7 million of our common stock, or 1.1 million shares, in the open market for an average share price of $3.35, leaving $96.3 million available under the authorized repurchase program as of December 30, 2020. There were no share repurchases during the fourth quarter of 2020 as the Company temporarily suspended additional repurchases under the authorized repurchase program.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”
Currently, such risks and uncertainties also include, among others: SunCoke’s ability to manage its business during and after the COVID-19 pandemic; the impact of the COVID-19 pandemic on SunCoke’s results of operations, revenues, earnings and cash flows; SunCoke’s ability to reduce costs and capital spending in response to the COVID-19 pandemic; SunCoke’s balance sheet and liquidity throughout and following the COVID-19 pandemic; SunCoke’s prospects for financial performance and achievement of strategic objectives following the COVID-19 pandemic; capital allocation strategy following the COVID-19 pandemic; and the general impact on our industry and on the U.S. and global economy resulting from COVID-19, including actions by domestic and foreign governments and others to contain the spread, or mitigate the severity, thereof.
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
2020 Overview
Our consolidated results of operations in 2020 were as follows:

Year Ended December 31, 2020
(Dollars in millions)
Net income	$8.8
Net cash provided by operating activities	$157.8
Adjusted EBITDA	$205.9
With the new challenges of the COVID-19 pandemic, the Company revised our key objectives in 2020 and delivered against those objectives, including:
•Successfully navigated through the ongoing COVID-19 pandemic. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Our facilities continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security and the designation as an essential business by state and local government authorities.
Our top priority has been and continues to be the safety and health of our employees and contractors. In response to the outbreak, we established an internal task force of subject matter experts, initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. We have implemented screening procedures consistent with U.S. Centers for Disease Control and Prevention (“CDC”) recommendations, which may include screening questionnaires and temperature checks for employees, contractors, or other service providers. Additionally, to ensure employee safety, we have also adopted protocols consistent with CDC, state, and local guidance, which include but are not limited to increased cleaning and disinfection, social distancing, physical separations, mask requirements, contact tracing and quarantine.
We continue to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it has and will impact our suppliers. We have not experienced any significant impacts or interruptions with respect to our ability to procure coal as a result of COVID-19, and we will continue to closely monitor our inventory levels to mitigate the risk of any potential supply interruptions.

•Achieved revised financial objectives. As a result of the reduction in coke volumes during 2020 further discussed below, in August 2020, we revised our 2020 guidance range for Adjusted EBITDA from $235 million to $245 million to $190 million to $200 million as well as our guidance for cash generated from operating activities from approximately $170 million to $180 million to approximately $116 million to $136 million. We delivered Adjusted EBITDA of $205.9 million, and generated $157.8 million of operating cash flow, both of which exceeded our revised guidance, and net income of $8.8 million. Strong performance from our Domestic Coke operations, coupled with excellent company-wide cost management drove the financial performance in excess of the revised guidance. See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
•Supported customer base and executed successful relief negotiations. Steelmaking customers faced a challenging environment in 2020. In response to the decline in end user demand as well as in an effort to slow the spread of COVID-19, end user manufacturers began idling plants, which directly and adversely impacted our customers. In order to help navigate through this challenging environment, SunCoke worked with our customers to provide near-term coke supply relief in exchange for extending certain contracts. The actions we have taken, together with our customers, addressed all the near-term contracts that were approaching expiration, further strengthened our long-term customer relationships and add meaningful certainty and stability to our business. See further discussion of the details of these contract amendments in "Items Impacting Comparability."
In December 2020, CMT entered into a long-term, take-or-pay materials handling and storage agreement with Javelin Global Commodities (UK) Ltd (“Javelin”), which includes 4 million tons in 2021 and 3 million tons in 2022.
•Continued to pursue balanced capital allocation. We returned meaningful capital to shareholders through the repurchase of 1.6 million shares during 2020 for $7.0 million and the declaration and payment of a dividend of $0.06 per share during each quarter of 2020. Additionally, we reduced our total debt by approximately $110 million in 2020, and we remain focused on further strengthening our balance sheet.
•Maintained asset integrity for long-term viability. We have ensured that our assets are safeguarded throughout the COVID-19 pandemic to minimize any potential negative financial impact in the long-term, and we ensured our asset base was properly maintained, even as operating levels fluctuated.
Our Focus and Outlook for 2021
During 2021, our primary focus will be to:
•Deliver operations excellence and optimize asset base. We continue to expect strong operational and safety performance while optimizing asset utilization, as well as successfully executing on our 2021 capital plan. We plan to spend approximately $80 million on capital expenditures in 2021, which is slightly higher than normal expectations for on-going capital expenditure levels.
•Support full capacity utilization via export and foundry sales. We will work towards securing additional commitments and customers for our foundry coke and export sales agreements, enabling our Domestic Coke fleet to operate at full capacity in 2021.
•Position coke business and CMT for long-term success. We continue to focus on revitalizing CMT with new product and customer mix. CMT is an attractive terminal for various types of customers since it is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets. Repositioning CMT from primarily a coal export terminal to a broad-based and diversified terminal will be critical for the continued success of our logistics business.
With successful relief negotiations and contract extensions executed with our coke customers in 2020, we will work towards further enhancing our customer contracts and providing long-term stability to our coke operations.
•Further stabilize and strengthen SunCoke capital structure. In 2020, we made significant progress on our capital allocation priorities by reducing our debt, investing in our assets and returning capital to our shareholders. Our priorities in 2021 remain unchanged.
•Achieve financial objectives. We expect to deliver Adjusted EBITDA of between $215 million and $230 million and operating cash flow of between $160 million and $180 million. The expected growth in Adjusted EBITDA is driven primarily from the Domestic Coke fleet operating at full capacity in 2021, as well as higher volumes at our Logistics facilities, primarily driven by our new coal handling agreement between Javelin and CMT.

Items Impacting Comparability
•Customer Contract Amendments. As a result of the market challenges presented by the current COVID-19 global pandemic, SunCoke executed contract amendments with its steelmaking customers to provide near-term coke supply relief in exchange for extending certain contracts.
In July 2020, SunCoke reached an agreement with Cliffs Steel for a supply reduction of 200 thousand tons of coke in 2020, including a 125 thousand ton reduction at Haverhill II and a 75 thousand ton reduction at Middletown, in exchange for extending the Haverhill II contract from December 31, 2021 to June 30, 2023. Subsequent to these amendments, in October 2020, the Haverhill II contract was further extended to June 30, 2025. Key provisions of the agreement, including pass-through of coal costs, reimbursement of operating and maintenance expenses subject to certain metrics, and pricing remain unchanged.
Also in July 2020, SunCoke reached an agreement with AM USA, now known as Cliffs Steel, to reduce supply by approximately 300 thousand coke tons in 2020 in exchange for extending the Haverhill I and Jewell contracts to December 31, 2025. Under the new contracts, SunCoke will produce a combined 800 thousand tons for the 2021 contract year and a combined 400 thousand tons on an annualized basis for the 2022 through 2025 contract years.
These customer contract amendments resulted in a reduction of expected 2020 Adjusted EBITDA of approximately $20 million, net of cost savings.
•Simplification Transaction. The Partnership, a wholly-owned subsidiary of SunCoke, owns our Haverhill, Middletown, and Granite City cokemaking facilities and Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). Prior to June 28, 2019, SunCoke owned a 60.4 percent limited partner interest in the Partnership, a then publicly traded master limited partnership, as well as our 2.0 percent general partner interest. The remaining 37.6 percent limited partner interest in the Partnership was held by public unitholders. On June 28, 2019, the Company acquired all 17,727,249 outstanding common units of the Partnership not already owned by SunCoke in exchange for 24,818,149 newly issued SunCoke common shares in the Simplification Transaction. Additionally, the final pro-rated quarterly Partnership distribution was settled with 635,502 newly issued SunCoke common shares. Following the completion of the Simplification Transaction, the Partnership became a wholly-owned subsidiary of SunCoke. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp., which is also a wholly-owned subsidiary of the Company.
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
With the closing of the Simplification Transaction, the income previously attributable to noncontrolling interest in the Partnership became 100 percent attributable to SunCoke and, therefore, and is now taxable to the Company.
•Adverse Logistics Customer Developments. A significant portion of our logistics business has historically been from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both Murray and Foresight's contracts with CMT were subsequently rejected by the bankruptcy courts.
As a result of these developments, during 2019, the Company recorded non-cash, pre-tax impairment charges to the Logistics segment on the Consolidated Statements of Operations of $247.4 million, of which $73.5 million represented a full write-down of the Logistics goodwill balance, as well as a $113.3 million impairment of CMT's long-lived intangible assets and a $60.6 million impairment of CMT's properties, plants and equipment.

See Note 8 to our consolidated financial statements. These non-cash impairment charges resulted in a $69.1 million income tax benefit in 2019.
Consolidated Results of Operations
The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. See "Analysis of Segment Results" later in this section for further details of these results. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

	Years Ended December 31,
	2020	2019	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,333.0	$1,600.3	$(267.3)
Costs and operating expenses
Cost of products sold and operating expenses	1,048.2	1,277.6	(229.4)
Selling, general and administrative expenses	81.4	75.8	5.6
Depreciation and amortization expense	133.7	143.8	(10.1)
Long-lived asset and goodwill impairment(1)	—	247.4	(247.4)
Total costs and operating expenses	1,263.3	1,744.6	(481.3)
Operating income (loss)	69.7	(144.3)	214.0
Interest expense, net	56.3	60.3	(4.0)
Gain on extinguishment of debt, net	(5.7)	(1.5)	(4.2)
Income (loss) before income tax expense (benefit)	19.1	(203.1)	222.2
Income tax expense (benefit)	10.3	(54.7)	65.0
Net income (loss)	8.8	(148.4)	157.2
Less: Net income attributable to noncontrolling interests	5.1	3.9	1.2
Net income (loss) attributable to SunCoke Energy, Inc.	$3.7	$(152.3)	$156.0
(1)See year-over-year changes described in "Items Impacting Comparability."
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased in 2020 as compared to 2019, primarily due to the pass-through of lower coal prices as well as the impact of volume relief provided to our customers impacted by the COVID-19 pandemic in our Domestic Coke segment. Revenues further declined as a result of lower volumes in our Logistics segment.
Selling, General and Administrative Expenses. The increase in selling, general and administrative expense was driven by research and development costs related to foundry coke production of $3.9 million, higher expense of $2.0 million as a result of revaluing certain legacy liabilities as well as costs incurred to resolve certain legal matters. These increases were partly offset by lower employee related expenses during 2020 as compared to 2019 as well as the absence of $4.9 million of transaction costs incurred during 2019.
Depreciation and Amortization Expense. The decrease in depreciation and amortization expense during 2020 was partly driven by the impairment of our Logistics assets during 2019, which lowered the carrying value of those assets and decreased the related depreciation expense, as well as the absence of accelerated depreciation associated with upgrades to certain heat recovery steam generators, which was recorded in 2019. These decreases were partially offset by depreciation in 2020 on assets newly placed in service, primarily related to the completion of rebuilt ovens at Indiana Harbor near the end of 2019, which increased depreciation $8.1 million in 2020 as compared to 2019.
Interest Expense, net. Weighted average debt balances during 2020 and 2019 were $785.8 million and $845.0 million, respectively. Weighted average interest rates during 2020 and 2019 were 6.74 percent and 7.16 percent, respectively, resulting in related interest expense of $52.9 million and $60.5 million, respectively. A reduction in LIBOR-based interest rates and lower interest rates on our revolving facility as a result of the restructuring in the third quarter of 2019, as well as lower balances on our higher interest rate debt due to the repurchases of our Senior Notes in 2020 resulted in lower weighted average interest rates in 2020 as compared to 2019.
Income Taxes. The income tax expense recorded was $10.3 million in 2020 compared to an income tax benefit of $54.7 million in 2019. Certain discrete items, such as pre-tax impairment charges recorded to our Logistics assets discussed in "Items Impacting Comparability" and the revaluation of certain deferred tax assets discussed in Note 5 to our consolidated financial statements impacted comparability between periods.
Noncontrolling Interest. Income attributable to noncontrolling interest represents the common public unitholders' interest in the Partnership prior to the closing of the Simplification Transaction as well as a third-party interest in our Indiana Harbor cokemaking facility. The following table provides details into net income attributable to noncontrolling interest.

	Years Ended December 31,
	2020	2019
Net income attributable to third-party interest in our Indiana Harbor cokemaking facility	$5.1	$1.3
Net income attributable to the Partnership's common public unitholders	—	2.6
Net income attributable to noncontrolling interest	$5.1	$3.9
The completion of the Indiana Harbor oven rebuild project during 2019 improved operating results, resulting in an increase in net income attributable to third-party interest in our Indiana Harbor cokemaking facility.
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
•Logistics consists of Convent Marine Terminal ("CMT"), located in Convent, Louisiana, Kanawha River Terminal ("KRT"), located in Ceredo and Belle, West Virginia, SunCoke Lake Terminal ("Lake Terminal"), located in East Chicago, Indiana, and Dismal River Terminal ("DRT"), located in Vansant, Virginia. Lake Terminal and DRT are located adjacent to our Indiana Harbor and Jewell cokemaking facilities, respectively.
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

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,265.4	$1,489.1	$(223.7)
Brazil Coke	31.6	38.4	(6.8)
Logistics	36.0	72.8	(36.8)
Logistics intersegment sales	22.1	26.3	(4.2)
Elimination of intersegment sales	(22.1)	(26.3)	4.2
Total sales and other operating revenue	$1,333.0	$1,600.3	$(267.3)
Adjusted EBITDA(1):
Domestic Coke	$217.0	$226.7	$(9.7)
Brazil Coke	13.5	16.0	(2.5)
Logistics	17.3	42.6	(25.3)
Corporate and Other, including legacy costs, net(2)	(41.9)	(37.4)	(4.5)
Adjusted EBITDA	$205.9	$247.9	$(42.0)
Coke Operating Data:
Domestic Coke capacity utilization (%)	91	98	(7)
Domestic Coke production volumes (thousands of tons)	3,840	4,168	(328)
Domestic Coke sales volumes (thousands of tons)	3,789	4,171	(382)
Domestic Coke Adjusted EBITDA per ton(3)	$57.27	$54.35	$2.92
Brazilian Coke production—operated facility (thousands of tons)	1,396	1,641	(245)
Logistics Operating Data:
Tons handled (thousands of tons)(4)	14,678	21,053	(6,375)
(1)See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the years ended December 31, 2020, 2019 and 2018.
(2)Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $13.2 million and $11.2 million for the years ended December 31, 2020 and 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $3.9 million during 2020.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.
(4)Reflects inbound tons handled during the period.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2020 vs 2019	2020 vs 2019
	(Dollars in millions)
Beginning	$1,489.1	$226.7
Volumes(1)	(113.5)	(34.1)
Coal cost recovery and yields(2)	(116.7)	(0.3)
Operating and maintenance costs(3)	3.2	28.7
Energy and other(4)	3.3	(4.0)
Ending	$1,265.4	$217.0
(1)Improved performance from rebuilt ovens at our Indiana Harbor facility increased volumes, which increased sales and other operating revenues and Adjusted EBITDA by $47.2 million and $14.1 million, respectively. This increase was more than offset by the volume relief provided to our customers impacted by the COVID-19 pandemic beginning during the second quarter 2020.
(2)The pass through of lower coal prices resulted in the decline in revenues as well as lower coal-to-coke yields.
(3)Adjusted EBITDA benefited from lower operating and maintenance costs across the fleet as well as the absence of costs related to the Indiana Harbor oven rebuild initiative.
(4)Revenues benefited from foundry coke sales of $4.1 million as well as the pass through of higher transportation costs. Revenues and Adjusted EBITDA decreased with lower energy production levels as a result of volume relief discussed above.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	2020 vs 2019	2020 vs 2019
	(Dollars in millions)
Beginning	$99.1	$42.6
Transloading volumes(1)	(27.5)	(22.1)
Price/margin impact of mix in transloading services	(6.4)	(6.4)
Other(2)	(7.1)	3.2
Ending	$58.1	$17.3
(1)Lower volumes were primarily the result of lower demand and depressed thermal coal export pricing, which adversely impacted major logistics customers at CMT. The COVID-19 pandemic further impacted volumes.
(2)Ancillary revenues, primarily for costs passed through to the customer, declined with the decrease in volumes. Adjusted EBITDA benefited from lower operating and maintenance costs.

Brazil Coke
Sales and other operating revenue decreased $6.8 million, or 18 percent, to $31.6 million in 2020 compared to $38.4 million in 2019, reflecting lower volumes as well as the impact of unfavorable changes in foreign currency rates.
Adjusted EBITDA decreased $2.5 million, or 16 percent, to $13.5 million in 2020 compared to $16.0 million in 2019, reflecting lower volumes.
Corporate and Other
Corporate and Other expenses, which include costs related to our legacy coal mining business, increased $4.5 million, or 12 percent, to $41.9 million in 2020 as compared to $37.4 million in 2019. This increase was driven by foundry related research and development costs of $3.9 million as well as higher legacy costs of approximately $2.0 million during 2020. These increases to corporate and other expense were partly offset by lower employee related expenses.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. However, the Company continues to evaluate whether any borrowings or other actions are needed to safeguard the business amidst the fluid market conditions and the uncertainty around the magnitude and duration of the COVID-19 pandemic. As of December 31, 2020, we had $48.4 million of cash and cash equivalents and $299.9 million of borrowing availability under our credit facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to further liquidity discussion below as well as to Note 12 to our consolidated financial statements and "Part I - Item 5 - Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. See further discussion in Note 13 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$157.8	$181.9
Net cash used in investing activities	(75.3)	(109.8)
Net cash used in financing activities	(131.2)	(120.7)
Net (decrease) increase in cash and cash equivalents	$(48.7)	$(48.6)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased by $24.1 million to $157.8 million in 2020 as compared to 2019, reflecting lower operating results driven by lower volumes. Primary working capital, which is comprised of accounts receivable, inventories and accounts payable, also resulted in a $5.8 million decrease in 2020 operating cash flows as compared to 2019, reflecting timing of coal purchases in the fourth quarter of 2020.

Cash Used in Investing Activities
Net cash used in investing activities decreased $34.5 million to $75.3 million in 2020 as compared to 2019 driven by lower capital spending further discussed in Capital Requirements and Expenditures.
Cash Used in Financing Activities
Net cash used in financing activities increased $10.5 million to $131.2 million in 2020 as compared to $120.7 million in 2019. In 2020, the Company repurchased $62.7 million face value of outstanding 2025 Senior Notes for $55.9 million of cash payment, compared to $50.0 million face value of 2025 Senior Notes repurchased for $46.6 million cash payments in 2019. The Company repurchased shares for total cash payments of $7.0 million in 2020 compared to $36.3 million in 2019 under the repurchase program discussed in "Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities", and paid dividends to stockholders of $19.9 million in 2020 compared to $5.1 million in 2019.
Additionally, in 2020, the Company made net repayments of $55.0 million on the Revolving Facility, which was partially offset by $10.0 million of financing obligation proceeds, further discussed in Note 12.
The prior period also reflects distribution payments made by the Partnership to public unitholders of $14.2 million prior to the Simplification Transaction, and additional payments of $5.1 million made in connection with the Simplification Transaction. Additionally, the Revolving Facility refinancing in the third quarter of 2019, which increased borrowings on the revolver and paid down the $43.3 million term loan, had no net impact on financing cash flows.
Dividends
During each quarter of 2020, SunCoke's Board of Directors declared a quarterly cash dividend of $0.06 per share of the Company's common stock, see further discussion in "Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."
Share Repurchase Programs
In 2020, the Company repurchased $7 million of our common stock, or 1.6 million shares, in the open market for an average share price of $4.29, leaving $96.3 million available under the current authorized repurchase program as of December 31, 2020. For further detail on our share repurchase programs see "Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."
Covenants
As of December 31, 2020, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2020, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In April 2020, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and changed the rating outlook to negative.
Contractual Obligations
As of December 31, 2020 significant contractual obligations related to debt were $690.5 million of principal borrowings and $205.2 million of related interest, which will be repaid through 2025. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2020. See Note 12 to our consolidated financial statements. We also have contractual obligations for leases, including land, office space, equipment, railcars and locomotives. See Note 14 to our consolidated financial statements.
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
The following table summarizes ongoing, environmental remediation project and expansion capital expenditures:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Ongoing capital(1)	$59.5	$94.2
Environmental remediation project(2)	—	15.9
Expansion capital(3)	14.4	—
Total capital expenditures(4)	$73.9	$110.1
(1)Includes $34.8 million of capital expenditures in connection with the oven rebuild initiative at our Indiana Harbor facility for the year ended December 31, 2019. This initiative was completed at the end of 2019.
(2)Includes $2.3 million of interest capitalized in connection with the Granite City gas sharing project for the year ended December 31, 2019. The gas sharing projects were completed in June 2019.
(3)Includes capital spending in connection with the foundry cokemaking growth project, including $0.2 million of interest capitalized for the year ended December 31, 2020.
(4)Reflects actual cash payments during the periods presented for our capital requirements.
In 2021, we expect our capital expenditures to be approximately $80 million.
Critical Accounting Policies
A summary of our significant accounting policies is included in Note 2 to the consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of: (1) black lung benefit obligations and (2) accounting for impairments of goodwill and long-lived assets. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
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
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2020	2019
Discount rate(1)	2.0%	2.9%
Active claims	309	324
Total black lung liability (dollars in millions)(2)	$64.6	$55.1
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.6 million in 2020.
(2)The current portion of the black lung liability was $4.6 million at both December 31, 2020 and 2019, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Payments	$6.0	$5.2	$6.3
Expense(1)	$15.4	$10.9	$5.4
(1)Expenses incurred in excess of annual accretion of the black lung liability primarily reflect the impact of changes in discount rates as well as increases in expected future claims as a result of higher refiling and approval rate assumptions.
Accounting for Impairments
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is assessed for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.
A significant portion of our logistics business has historically been from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both Murray and Foresight's contracts with CMT were subsequently rejected by the bankruptcy courts.
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

The Company's total goodwill balance as of December 31, 2020 was $3.4 million. Please see Note 8 to our consolidated financial statements for further discussion on the current goodwill balance.
Long-lived Assets
Long-lived assets are comprised of properties, plants and equipment as well as our long-lived intangible assets, comprised of customer contracts, customer relationships, and permits.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. No impairments on long-lived assets were recorded in 2020.
As a result of our logistics customers' events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term, take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 18 to our consolidated financial statements. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets of $113.3 million and of CMT's property, plant and equipment of $60.6 million.
Recent Accounting Standards
See Note 2 to our consolidated financial statements.
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for 2020, 2019 and 2018.

Below is a reconciliation of 2021 Adjusted EBITDA guidance from its closest GAAP measure:

	2021
	Low	High
Net income	$15	$35
Add:
Depreciation and amortization expense	137	133
Interest expense, net	55	50
Income tax expense	8	12
Adjusted EBITDA	$215	$230
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	9	9
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$206	$221
(1)Reflects non-controlling interest in Indiana Harbor.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
Year Ended December 31, 2020
(Dollars in millions)
Revenues	$962.6
Costs and operating expenses	906.6
Operating income	56.0
Net loss	$(6.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
December 31, 2020
(Dollars in millions)
Assets:
Cash	$44.6
Current receivables from Non-Guarantor subsidiaries	14.2
Other current assets	162.1
Properties, plants and equipment, net	1,176.7
Other non-current assets	54.8
Total assets	$1,452.4
Liabilities:
Current liabilities	$126.5
Long-term debt and financing obligations	673.9
Long-term payable to Non-Guarantor subsidiaries	189.4
Other long-term liabilities	240.6
Total liabilities	$1,230.4

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include, but are not limited to, the information concerning our expectations regarding the future impact of COVID-19 and the related economic conditions on our business, financial condition and results of operations, possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition, the anticipated expansion into the foundry coke market and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. In particular, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing.
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
•consolidation of major customers;
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under the coke sales agreements at all of our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales. Therefore, we are subject to market risk to the extent the cost to procure coal at Jewell differs from the amount allowable to be passed through to our customer based on Haverhill's coal price. Additionally, we may be subject to market risk for the price of coals used to produce any tonnage in excess of those tons contracted in our long-term coke sales agreements.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2020 and 2019, the daily average outstanding balance on borrowings with variable interest rates was $147.9 million and $152.1 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.7 million and $0.8 million in 2020 and 2019, respectively. At December 31, 2020, we had outstanding borrowings with variable interest rates of $88.3 million under the Revolving Facility.
At December 31, 2020 and 2019, we had cash and cash equivalents of $48.4 million and $97.1 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazilian real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2020 and 2019 would have been approximately $0.3 million and $0.4 million.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019 the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Company’s estimated black lung benefit liability
As discussed in Note 13 to the consolidated financial statements, the Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain former coal miners and their dependents. As of December 31, 2020, the Company’s black lung benefit liability was $64.6 million. The Company, with the assistance of an external expert, estimated the liability using an actuarial model with several assumptions.
We identified the evaluation of the Company’s estimated black lung benefit liability as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the actuarial model and key assumptions in the actuarial model. The actuarial model included internally-developed assumptions related to expected claim filing patterns and expected claimant success rates. There was limited market information from which to develop these assumptions, and therefore subjective auditor judgment was required to evaluate the relevance and reliability of internally-developed information.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the black lung benefit liability, including controls related to the development of assumptions related to the expected claim filing patterns and claimant success rates. We evaluated the Company’s assumptions related to expected claim filing patterns and the claimant success rates by comparing the assumptions to industry filing patterns and claimant success rates. We performed sensitivity analyses over the expected claim filing patterns and claimant success rate assumptions to assess their impact on the Company’s estimated black lung liability. We compared the Company’s historical black lung payment estimates to actual payments to assess the accuracy of previous estimates related to its black lung benefit liability. In addition, we involved actuarial professionals with specialized skills and knowledge who assisted in evaluating the expected claim filing patterns and expected claimant success rates assumptions used by the Company to estimate its black lung benefit liability by comparing the assumptions to industry standards.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 25, 2021

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019	2018
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,333.0	$1,600.3	$1,450.9
Costs and operating expenses
Cost of products sold and operating expenses	1,048.2	1,277.6	1,124.5
Selling, general and administrative expenses	81.4	75.8	66.1
Depreciation and amortization expense	133.7	143.8	141.6
Long-lived asset and goodwill impairment	—	247.4	—
Total costs and operating expenses	1,263.3	1,744.6	1,332.2
Operating income (loss)	69.7	(144.3)	118.7
Interest expense, net	56.3	60.3	61.4
(Gain) loss on extinguishment of debt, net	(5.7)	(1.5)	0.3
Income (loss) before income tax expense (benefit) and loss from equity method investment	19.1	(203.1)	57.0
Income tax expense (benefit)	10.3	(54.7)	4.6
Loss from equity method investment	—	—	5.4
Net income (loss)	8.8	(148.4)	47.0
Less: Net income attributable to noncontrolling interests	5.1	3.9	20.8
Net income (loss) attributable to SunCoke Energy, Inc.	$3.7	$(152.3)	$26.2
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.04	$(1.98)	$0.40
Diluted	$0.04	$(1.98)	$0.40
Weighted average number of common shares outstanding:
Basic	83.0	76.8	64.7
Diluted	83.2	76.8	65.5

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income (loss)	$8.8	$(148.4)	$47.0
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax expense of zero for all years)	0.1	—	(0.1)
Retirement benefit plans funded status adjustment (net of related tax benefit (expense) of $0.4 million, $0.3 million and $(0.2) million, respectively)	(1.6)	(0.7)	0.6
Currency translation adjustment	(1.2)	(0.6)	(1.4)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	9.0
Comprehensive income (loss)	6.1	(149.7)	55.1
Less: Comprehensive income attributable to noncontrolling interests	5.1	3.9	20.8
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$1.0	$(153.6)	$34.3

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$48.4	$97.1
Receivables, net	46.3	59.5
Inventories	126.6	147.0
Income tax receivable	5.5	2.2
Other current assets	2.9	2.5
Total current assets	229.7	308.3
Properties, plants and equipment (net of accumulated depreciation of $1,032.9 and $903.7 at December 31, 2020 and 2019, respectively)	1,328.0	1,390.2
Goodwill and other intangible assets, net	37.2	38.1
Deferred charges and other assets	18.5	17.2
Total assets	$1,613.4	$1,753.8
Liabilities and Equity
Accounts payable	$104.1	$142.4
Accrued liabilities	49.8	47.3
Current portion of financing obligations	3.0	2.9
Interest payable	2.0	2.2
Total current liabilities	158.9	194.8
Long-term debt and financing obligations	673.9	780.0
Accrual for black lung benefits	60.0	50.5
Retirement benefit liabilities	24.7	24.5
Deferred income taxes	159.3	147.6
Asset retirement obligations	11.4	14.4
Other deferred credits and liabilities	24.3	23.6
Total liabilities	1,112.5	1,235.4
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2020 and 2019	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,177,941 and 98,047,389 shares at December 31, 2020 and 2019, respectively	1.0	1.0
Treasury stock, 15,404,482 and 13,783,182 shares at December 31, 2020 and 2019, respectively	(184.0)	(177.0)
Additional paid-in capital	715.7	712.1
Accumulated other comprehensive loss	(17.1)	(14.4)
Retained deficit	(46.6)	(30.1)
Total SunCoke Energy, Inc. stockholders' equity	469.0	491.6
Noncontrolling interests	31.9	26.8
Total equity	500.9	518.4
Total liabilities and equity	$1,613.4	$1,753.8

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$8.8	$(148.4)	$47.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Long-lived asset and goodwill impairment	—	247.4	—
Depreciation and amortization expense	133.7	143.8	141.6
Deferred income tax expense (benefit)	12.1	(63.1)	(3.4)
Payments in excess of expense for postretirement plan benefits	(1.7)	(1.9)	(2.4)
Share-based compensation expense	3.8	4.5	3.1
(Gain) loss on extinguishment of debt, net	(5.7)	(1.5)	0.3
Loss from equity method investment	—	—	5.4
Changes in working capital pertaining to operating activities:
Receivables, net	13.2	15.9	(6.9)
Inventories	21.8	(36.6)	0.6
Accounts payable	(38.0)	23.5	(0.7)
Accrued liabilities	2.5	(2.4)	(6.0)
Interest payable	(0.2)	(1.4)	(1.8)
Income taxes	(3.3)	(1.5)	4.5
Other	10.8	3.6	4.5
Net cash provided by operating activities	157.8	181.9	185.8
Cash Flows from Investing Activities:
Capital expenditures	(73.9)	(110.1)	(100.3)
Sale of equity method investment	—	—	4.0
Other investing activities	(1.4)	0.3	0.5
Net cash used in investing activities	(75.3)	(109.8)	(95.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	45.0
Repayment of long-term debt	(55.9)	(90.5)	(45.7)
Debt issuance costs	—	(2.1)	(0.5)
Proceeds from revolving facility	629.9	408.6	179.5
Repayment of revolving facility	(684.9)	(370.3)	(204.5)
Proceeds from financing obligation	10.0	—	—
Repayment of financing obligations	(3.0)	(2.9)	(2.6)
Dividends paid	(19.9)	(5.1)	—
Shares repurchased	(7.0)	(36.3)	—
Acquisition of additional interest in the Partnership	—	—	(4.2)
Cash distributions to noncontrolling interests	—	(14.2)	(31.9)
Other financing activities	(0.4)	(7.9)	0.4
Net cash used in financing activities	(131.2)	(120.7)	(64.5)
Net (decrease) increase in cash and cash equivalents	(48.7)	(48.6)	25.5
Cash and cash equivalents at beginning of year	97.1	145.7	120.2
Cash and cash equivalents at end of year	$48.4	$97.1	$145.7
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $0.2 million, $2.3 million and $3.2 million, respectively	$51.8	$58.2	$59.6
Income taxes paid, net of refunds of $3.0 million, $0.3 million and $4.3 million, respectively	$1.1	$9.5	$3.7

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2017	72,006,905	$0.7	7,477,657	$(140.7)	$486.2	$(21.2)	$101.2	$426.2	$233.4	$659.6
Net income	—	—	—	—	—	—	26.2	26.2	20.8	47.0
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	0.6	—	0.6	—	0.6
Currency translation adjustment	—	—	—	—	—	(1.4)	—	(1.4)	—	(1.4)
Recognition of accumulated currency translation loss upon sale of equity method investment	—	—	—	—	—	9.0	—	9.0	—	9.0
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(31.9)	(31.9)
Share-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Share-issuances, net of shares withheld for taxes	226,845	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of additional interest in the Partnership:
Cash paid	—	—	—	—	(1.5)	—	—	(1.5)	(2.7)	(4.2)
Deferred tax adjustment	—	—	—	—	0.3	—	—	0.3	—	0.3
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net (loss) income	—	—	—	—	—	—	(152.3)	(152.3)	3.9	(148.4)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Currency translation adjustment	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5	—	4.5
Share issuances, net of shares withheld for taxes	359,988	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share repurchases	—	—	6,305,525	(36.3)	—	—	—	(36.3)	—	(36.3)
Dividends	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(14.2)	(14.2)
Simplification Transaction:
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2019	98,047,389	1.0	13,783,182	(177.0)	712.1	(14.4)	(30.1)	$491.6	26.8	$518.4
Net income	—	—	—	—	—	—	3.7	3.7	5.1	8.8
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Retirement benefit plans funded status adjustment (net of related tax benefit of 0.4 million)	—	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Currency translation adjustment	—	—	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Share-based compensation expense	—	—	—	—	3.8	—	—	3.8	—	3.8
Share issuances, net of shares withheld for taxes	130,552	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Share repurchases	—	—	1,621,300	(7.0)	—	—	—	(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(20.2)	(20.2)	—	(20.2)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9

(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities.
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. ("ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. To diversify our business and customer base, SunCoke began exploring the foundry coke market in 2020. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. Throughout 2020, we tested production capacity and executed successful test sales of foundry coke. We will begin to produce and sell foundry coke on a commercial scale in 2021.
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
Our consolidated financial statements have historically included SunCoke Energy Partners, L.P. (the “Partnership”), which owned our Haverhill, Middletown, and Granite City cokemaking facilities and Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). On June 28, 2019, the Company acquired the outstanding units of the Partnership not already owned by SunCoke, at which time the Partnership became a wholly-owned subsidiary of SunCoke. See Note 3. As of January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp., which is also a wholly-owned subsidiary of the Company.
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
Cash Equivalents
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of money market funds.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method. The Company primarily utilizes the selling prices under its long-term coke supply contracts to record lower of cost or net realizable value inventory adjustments.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. The Company capitalized interest of $0.2 million, $2.3 million, and $3.2 million in 2020, 2019 and 2018, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred.
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
Intangible Assets
Intangible assets are primarily comprised of permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs.
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
Asset Retirement Obligations
The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the asset and depreciated over its remaining estimated useful life. When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the asset retirement cost capitalized to the extent remaining useful life exists. The Company’s asset retirement obligations primarily relate to costs associated with restoring land to its original state. See Note 9.
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
Labor Concentrations
As of December 31, 2020, we have approximately 841 employees in the U.S. Approximately 41 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. During 2020, the labor agreements at Granite City and Haverhill were renewed and will expire on September 1, 2023 and November 1, 2023, respectively.
As of December 31, 2020, we have approximately 292 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2020, the labor agreement at our Vitória, Brazil facility was renewed for an additional year, and it expires on November 30, 2021.
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

The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity in 2019 and 2018. There were no changes in SunCoke's ownership interest in consolidated subsidiaries in 2020.

	Years Ended December 31,
	2019	2018

Net (loss) income attributable to SunCoke Energy, Inc.	$(152.3)	$26.2
Increase (decrease) in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership(1)	182.5	(1.2)
Changes from net (loss) income attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$30.2	$25.0
(1)During the years ended December 31, 2018 the Company purchased 231,171, of outstanding Partnership common units in the open market for total cash payments of $4.2 million. SunCoke controlled the Partnership both before and after this unit acquisition. Therefore, the cash paid for the Partnership units in excess of the net book value of Partnership interest acquired was recorded as a reduction to additional paid-in capital, reducing SunCoke’s equity balance. Upon the closing of the Simplification Transaction, the Company's program to purchase outstanding Partnership common units was terminated.
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
4. Customer Concentrations
Historically, coke sales were made by the Company under long-term, take-or-pay contracts to three primary customers in the U.S.: ArcelorMittal USA LLC ("AM USA"), AK Steel Holding Corporation ("AK Steel") and United States Steel Corporation ("U.S. Steel"). In March 2020, Cleveland-Cliffs Inc. ("Cliffs") completed the acquisition of AK Steel, and subsequently changed the name of AK Steel to Cleveland-Cliffs Steel Holding Corporation. In December 2020, Cliffs completed the acquisition of AM USA, and subsequently changed the name of AM USA to Cleveland-Cliffs Steel LLC. Collectively, we refer to Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC as "Cliffs Steel."
Our contracts with each entity were not impacted by the transactions that occurred in 2020. Contracts with Cliffs Steel are expected to account for approximately 75 percent of our domestic cokemaking capacity in 2021 and approximately 65 percent of our domestic cokemaking capacity in 2022.
In 2020, the Company sold approximately 3.8 million tons of coke under long-term, take-or-pay contracts.
The tables below shows sales to the Company's significant customers:

	Year Ended December 31,
	2020
	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel / AM USA(1)(2)	$687.3	51.6%
Cliffs Steel / AK Steel(1)(2)	$355.8	26.7%
U.S. Steel(3)	$208.2	15.6%

	Years Ended December 31,
	2019		2018
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
AM USA(2)	$786.4	49.1%	$695.6	47.9%
AK Steel(2)	$433.3	27.1%	$377.9	26.0%
U.S. Steel(3)	$255.4	16.0%	$206.8	14.3%
(1)Combined sales to Cliffs Steel/AM USA and Cliffs Steel/AK Steel were $1,043.1 million, or 78.3 percent of total Company sales and other operating revenue for the year ended December 31, 2020.
(2)Represents revenues included in our Domestic Coke segment.
(3)Represents revenues included in our Domestic Coke and Logistics segments.
The Company generally does not require any collateral with respect to its receivables. At December 31, 2020, the Company’s receivables balance was primarily due from Cliffs Steel and U.S. Steel, with receivables due of $22.9 million and $6.3 million, respectively. At December 31, 2019, the Company's receivables balance was primarily due from AM USA, AK Steel and U.S. Steel, with receivables due of $19.5 million, $13.2 million, and $7.3 million, respectively. As a result, the Company experiences concentrations of credit risk in its receivables with these customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
5. Income Taxes
The components of income before income tax expense (benefit) and loss from equity method investment are as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Domestic	$6.1	$(218.6)	$39.3
Foreign	13.0	15.5	17.7
Total	$19.1	$(203.1)	$57.0

Income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Current tax (benefit) expense:
U.S. federal	$(4.7)	$0.3	$1.4
State	(0.3)	3.8	2.1
Foreign	3.2	4.3	4.5
Total current tax (benefit) expense	(1.8)	8.4	8.0

Deferred tax expense (benefit):
U.S. federal	3.6	(39.3)	(3.1)
State	8.5	(23.8)	(0.3)
Total deferred tax expense (benefit)	12.1	(63.1)	(3.4)
Total	$10.3	$(54.7)	$4.6

The reconciliation of income tax expense at the U.S. statutory rate to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2020		2019		2018
	(Dollars in millions)
Income tax expense (benefit) at U.S. statutory rate	$4.0	21.0%	$(42.7)	21.0%	$12.0	21.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests in partnerships(1)	(1.1)	(5.6)%	(0.6)	0.3%	(3.9)	(6.8)%
State and other income taxes, net of federal income tax effects(2)	7.8	41.2%	(15.0)	7.4%	1.6	2.8%
Impact of CARES Act(3)	(1.5)	(7.9)%	—	—%	—	—%
Logistics goodwill impairment	—	—%	3.3	(1.7)%	—	—%
Impact of Tax Legislation(4)	—	—%	—	—%	(4.8)	(8.4)%
Return to provision adjustments	1.2	6.5%	(0.8)	0.4%	—	—%
Change in valuation allowance	(1.3)	(6.9)%	0.6	(0.3)%	0.7	1.2%
Other	1.2	6.0%	0.5	(0.2)%	(1.0)	(1.8)%
Income tax expense (benefit) at effective tax rate	$10.3	54.3%	$(54.7)	26.9%	$4.6	8.0%
(1)No income tax expense is reflected in the Consolidated Statements of Operations for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility or the Partnership prior to the Simplification Transaction discussed in Note 3.
(2)A change in the tax filing status of our Convent Marine Terminal in Louisiana from a taxable partnership to a member of the consolidated return group resulted in lower apportioned state tax rates and the revaluation of certain deferred tax assets, which resulted in $6.5 million of deferred income tax expense in 2020.
(3)On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was enacted. The enactment of the CARES Act allows the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result of the CARES Act, SunCoke expects to receive tax refunds of approximately $4.8 million for prior year taxes paid and recorded a tax benefit of $1.5 million during 2020.
(4)On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Legislation") was enacted. The Tax Legislation significantly revised the U.S. corporate income tax structure, including lowering corporate income tax rates. In addition, the SEC staff released Staff Accounting Bulletin 118 on December 23, 2017, which provided for companies to record a provisional impact of the Tax Legislation during a measurement period, not to exceed one year, in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740, "Income Taxes", for certain income tax effects of the Tax Legislation for the reporting period which includes enactment. Based on an updated analysis of the foreign tax credit rules relating to the new Tax Legislation, the Company revised its estimate of the realizability of its foreign tax credits, resulting in a net $4.8 million benefit during the third quarter of 2018.

The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$6.3	$6.4
Black lung benefit liabilities	14.8	12.8
Share-based compensation	4.2	4.7
Federal tax credit carryforward(1)	19.9	20.5
Foreign tax credit carryforward(2)	19.4	14.4
Federal net operating loss(3)	5.3	1.6
Section 163j interest limitation carryforward(4)	—	5.7
State tax credit carryforward, net of federal income tax effects(5)	0.3	1.1
State net operating loss carryforward, net of federal income tax effects(6)	12.9	13.6
Other liabilities not yet deductible	11.5	4.4
Total deferred tax assets	94.6	85.2
Less: valuation allowance(7)	(19.6)	(20.9)
Deferred tax asset, net	75.0	64.3
Deferred tax liabilities:
Properties, plants and equipment	(152.9)	(17.9)
Investment in partnerships	(81.4)	(194.0)
Total deferred tax liabilities	(234.3)	(211.9)
Net deferred tax liability	$(159.3)	$(147.6)
(1)Federal tax credit carryforward expires in 2032 through 2034.
(2)Foreign tax credit carryforward expires in 2024 through 2030.
(3)Federal net operating loss does not expire.
(4)The Tax Legislation generally limits the deductibility of business interest expense to 30 percent (50 percent as a result of CARES Act) of adjusted taxable income. This limitation resulted in a deferred tax asset in 2019 as the interest expense in excess of the limitation is eligible for deduction in future taxable years and has no expiration. In 2020, SunCoke applied the final regulations on section 163(j) released by the IRS on July 28, 2020, which resulted in no interest limitation for the year.
(5)State tax credit carryforward, net of federal income tax effects expires in 2021 through 2022.
(6)State net operating loss carryforward, net of federal income tax effects expires in 2023 through 2037.
(7)Primarily related to state tax credit and net operating loss carryforwards and an $10.7 million allowance against the foreign tax credit carryforward.
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

There were no uncertain tax positions at December 31, 2020 and 2019, and there were no associated interest or penalties recognized for the years ended December 31, 2020, 2019 or 2018. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Coal	$60.6	$94.4
Coke	21.1	8.1
Materials, supplies and other	44.9	44.5
Total inventories	$126.6	$147.0

7. Properties, Plants, and Equipment, Net
The components of net properties, plants and equipment were as follows:

	December 31,
	2020	2019
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,009.3	$1,968.2
Logistics plant, machinery and equipment	157.3	147.9
Land and land improvements	104.5	106.0
Construction-in-progress	47.4	29.5
Other	42.4	42.3
Gross investment, at cost	2,360.9	2,293.9
Less: accumulated depreciation	(1,032.9)	(903.7)
Total properties, plants and equipment, net	$1,328.0	$1,390.2

8. Goodwill and Other Intangible Assets
A significant portion of our logistics business has historically been from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which have been adversely impacted by declining coal export prices and domestic demand. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both Murray and Foresight's contracts with CMT were subsequently rejected by the bankruptcy courts.
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

Goodwill allocated to SunCoke's reportable segments as of December 31, 2020 and December 31, 2019 and changes in the carrying amount of goodwill during the fiscal year ended December 31, 2020 are shown below. There were no changes in the carrying amount of goodwill during the fiscal year ended December 31, 2020.

	Domestic Coke	Logistics	Total
	(Dollars in millions)
Net balances at December 31, 2018	$3.4	$73.5	$76.9
Impairment	—	(73.5)	(73.5)
Net balances at December 31, 2019 and 2020	$3.4	$—	$3.4
Impairment of Long-Lived Assets
As a result of our logistics customers' events discussed above, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term, take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 18. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets of $113.3 million and of CMT's property, plant and equipment of $60.6 million.
Components of other intangible assets, net
The components of other intangible assets, net, excluding fully amortized intangible assets, were as follows:

		December 31, 2020			December 31, 2019
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer contracts	—	$—	$—	$—	$7.7	$7.2	$0.5
Customer relationships	4	6.7	4.5	2.2	6.7	3.9	2.8
Permits	22	31.7	1.7	30.0	31.7	0.3	31.4
Other	30	1.6	—	1.6	—	—	—
Total		$40.0	$6.2	$33.8	$46.1	$11.4	$34.7
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

Total amortization expense for intangible assets subject to amortization was $2.5 million, $8.8 million and $11.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2020, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2021	$2.0
2022	2.0
2023	2.0
2024	1.9
2025	1.5
Thereafter	24.4
Total	$33.8

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
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2020	2019
Asset retirement obligation at beginning of year	$15.3	$14.6
Liabilities settled	(0.1)	(1.2)
Accretion expense(1)	1.1	1.0
Revisions in estimated cash flows(2)	(4.9)	0.9
Asset retirement obligation at end of year(3)	$11.4	$15.3
(1)Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.
(2)Revisions of estimated cash flows in 2020 were primarily due to the identification of more cost efficient demolition methods as well as the timing of projected spending on certain obligations.
(3)The current portion of asset retirement obligation liabilities, which totaled zero and $0.9 million at December 31, 2020 and December 31, 2019, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
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

Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Interest cost on benefit obligations	$0.7	$1.1	$1.0
Amortization of:
Actuarial losses	0.7	0.6	0.6
Prior service benefit	(0.5)	(0.6)	(0.7)
Total expense	$0.9	$1.1	$0.9
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2020	2019	2018
Discount rate	2.90%	4.00%	3.35%
The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.7	$0.6	$0.6
Prior service benefit amortization	(0.5)	(0.6)	(0.7)
Retirement benefit plan funded status adjustments:
Actuarial (losses) gains	(2.0)	(1.0)	0.8
	$(1.8)	$(1.0)	$0.7
The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Benefit obligation at beginning of year	$27.4	$28.2
Interest cost	0.7	1.1
Actuarial loss	2.0	1.0
Benefits paid	(2.6)	(2.9)
Benefit obligation at end of year(1)	$27.5	$27.4
(1)The current portion of retirement benefit liabilities, which totaled $2.8 million and $2.9 million at December 31, 2020 and 2019, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.

The following table sets forth the cumulative amounts not yet recognized in net (loss) income:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Cumulative amounts not yet recognized in net (loss) income:
Actuarial losses	$12.1	$10.8
Prior service benefits	(1.5)	(2.0)
Accumulated other comprehensive loss (before related tax benefit)	$10.6	$8.8

The expected benefit payments through 2030 for the postretirement benefit plan are as follows:

(Dollars in millions)
Year ending December 31:
2021	$2.8
2022	$2.6
2023	$2.4
2024	$2.2
2025	$2.0
2026 through 2030	$8.1

The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2020	2019
Discount rate	2.00%	2.90%
The health care cost trend assumption used at both December 31, 2020 and 2019 to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.25 percent, which is assumed to decline gradually to 5.00 percent in 2026 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.6 million, $6.8 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2020	2019
	(Dollars in millions)
Accrued benefits	$18.3	$21.7
Current portion of postretirement benefit obligation	2.8	2.9
Other taxes payable	9.8	9.9
Current portion of black lung liability	4.6	4.6
Accrued legal	6.4	2.7
Other	7.9	5.5
Total accrued liabilities	$49.8	$47.3

12. Debt and Financing Obligations
Total debt and financing obligations consisted of the following:

	December 31,
	2020	2019
	(Dollars in millions)
7.50 percent senior notes, due 2025 ("2025 Senior Notes")	$587.3	$650.0
$400.0 revolving credit facility, due 2024 ("Revolving Facility")	88.3	143.3
5.35 percent financing obligation, due 2024	14.9	7.2
Total borrowings	$690.5	$800.5
Original issue discount	(3.3)	(4.3)
Debt issuance costs	(10.3)	(13.3)
Total debt and financing obligation	$676.9	$782.9
Less: current portion of long-term debt and financing obligation	3.0	2.9
Total long-term debt and financing obligation	$673.9	$780.0
2025 Senior Notes
The 2025 Senior Notes were the senior unsecured obligations of the Partnership. On August 5, 2019, SunCoke entered into a supplemental indenture relating to the 2025 Senior Notes, pursuant to which SunCoke has provided a full and unconditional parent guarantee of these obligations. As of January 1, 2020, the Partnership merged with and into Finance Corp., at which time the 2025 Senior Notes became the senior unsecured obligations of Finance Corp, which is a wholly-owned subsidiary of the Company. Subsequently, Finance Corp and SunCoke entered into a supplemental indenture relating to the 2025 Senior Notes to acknowledge the merger and clarify certain terms of the indenture. Interest on the 2025 Senior Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year.
The Company may redeem some or all of the 2025 Senior Notes at specified redemption prices plus accrued and unpaid interest, if any, to the redemption date. On or after June 15, 2020, the Company also may redeem up to 35 percent of the 2025 Senior Notes at a price equal to 105.6 percent of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. Beginning June 15, 2021, the premium on the redemption price will decrease by 1.9 percent on an annual basis through June 15, 2023. On or after June 15, 2023 the redemption price will equal 100 percent of the principal amount. During 2020, the Company repurchased $62.7 million face value of outstanding 2025 Senior Notes in the open market for $55.9 million of cash payments, resulting in a gain on extinguishment of debt on the Consolidated Statements of Operations of $5.7 million, net of the write-off of unamortized debt issuance costs and original issue discount.
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
As of December 31, 2020, the Revolving Facility had letters of credit outstanding of $11.8 million and $88.3 million outstanding balance, leaving $299.9 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.25 percent.

Borrowings under the Revolving Facility bear interest, at SunCoke’s option, at either (i) a rate per annum equal to either the adjusted Eurodollar Rate, which currently is the London Interbank Offered Rate (“LIBOR”) plus 2.0 percent or (ii) an alternate base rate (“ABR”) plus 1.0 percent. The spread is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 2.6 percent during 2020.
Financing Obligation
The Company has sale-leaseback arrangements related to certain coke and logistics equipment. The arrangements have an initial period of 48 months beginning December 2020, and an early buyout option after 36 months to purchase the equipment at a fixed rate. The arrangements are accounted for as financing transactions, resulting in financing obligations on the Consolidated Balance Sheets.
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
As of December 31, 2020, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2020, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2021	$3.0
2022	3.2
2023	3.3
2024	93.7
2025	587.3
2026-Thereafter	—
Total	$690.5

13. Commitments and Contingent Liabilities
Legal Matters
Between 2005 and 2012, the EPA and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations (“NOVs”), alleging violations of air emission operating permits for our Haverhill and Granite City cokemaking facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency to address the allegations and, in November 2014, entered into a consent decree with these parties in federal district court in the Southern District of Illinois. The consent decree included a civil penalty paid in December 2014, and a commitment to undertake capital projects to improve reliability and enhance environmental performance. The Haverhill project was completed in 2016, but completion of the Granite City project was delayed to June 2019, with SunCoke agreeing to pay an immaterial amount associated with the delay.
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
The Company is a party to certain other pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would not have a material adverse impact on our consolidated financial statements. SunCoke's threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1 million.
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
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2020	2019
Discount rate(1)	2.0%	2.9%
Active claims	309	324
Total black lung liability (dollars in millions)(2)	$64.6	$55.1
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.6 million in 2020.
(2)The current portion of the black lung liability was $4.6 million at both December 31, 2020 and 2019, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Payments	$6.0	$5.2	$6.3
Expense (1)	$15.4	$10.9	$5.4
(1)Expenses incurred in excess of annual accretion of the black lung liability primarily reflect the impact of changes in discount rates as well as increases in expected future claims as a result of higher refiling and approval rate assumptions.
On February 1, 2013, SunCoke obtained commercial insurance for black lung claims in excess of a deductible for employees with a last date of employment after that date. Also during 2013, we were reauthorized to continue to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) in exchange for $8.4 million of collateral. In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure our legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and provided additional information supporting the Company’s position in May 2020. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity.
14. Leases
The Company leases land, office space, equipment, railcars and locomotives. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. Our incremental borrowing rate is determined through market sources for secured borrowings and approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments in similar economic environments. The Company has elected to apply the short-term lease exception for all asset classes, therefore, excluding all leases with a term of less than 12 months from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company has elected to account for lease and nonlease components of an arrangement, such as assets and services, as a single lease component for all asset classes.
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

The components of lease expense were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$1.8	$1.9
Selling, general and administrative expenses	0.5	0.5
	$2.3	$2.4
Short-term leases:
Cost of products sold and operating expenses(1)(2)	6.4	9.3
Total lease expense	$8.7	$11.7
(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.
(2)Includes variable lease expenses, which are immaterial to the consolidated financial statements.

Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	December 31, 2020	December 31, 2019
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$10.8	$12.4

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$2.0	$1.9
Noncurrent operating lease liabilities	Other deferred credits and liabilities	8.2	9.8
Total operating lease liabilities		$10.2	$11.7
The weighted average remaining lease term and weighted average discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term of operating leases	7.3 years	7.9 years
Weighted average discount rate of operating leases	4.7%	4.8%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.3	$3.9
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$0.2	$7.9

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

(Dollars in millions)
Year ending December 31:
2021	$2.3
2022	1.7
2023	1.4
2024	1.3
2025	1.3
2026-Thereafter	4.0
Total lease payments	12.0
Less: imputed interest	1.8
Total lease liabilities	$10.2

15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2018	$(6.0)	$(7.1)	$(13.1)
Other comprehensive loss before reclassifications / adjustments	—	(0.6)	(0.6)
Retirement benefit plans funded status adjustment	(0.7)	—	(0.7)
Net current period change in accumulated other comprehensive loss	(0.7)	(0.6)	(1.3)
At December 31, 2019	$(6.7)	$(7.7)	$(14.4)
Other comprehensive loss before reclassifications / adjustments	0.1	(1.2)	(1.1)
Retirement benefit plans funded status adjustment	(1.6)	—	(1.6)
Net current period change in accumulated other comprehensive loss	(1.5)	(1.2)	(2.7)
At December 31, 2020	$(8.2)	$(8.9)	$(17.1)
The tax benefit associated with the Company's benefit plans as of December 31, 2020 and 2019 was $2.4 million and $2.1 million, respectively.

The (decrease) increase in net income due to reclassification adjustments from accumulated other comprehensive income were as follows(1):

	December 31,
	2020	2019	2018
	(Dollars in millions)
Recognition of accumulated currency translation loss upon sale of equity method investment in VISA SunCoke	$—	$—	$(9.0)
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.6)	$(0.6)	$(0.6)
Prior service benefit	0.5	0.6	0.7
Total, net of tax(3)	$(0.1)	$—	$(8.9)
(1)Amounts in parentheses indicate debits to net income.
(2)These accumulated other comprehensive (income) loss components are included in the computation of postretirement benefit plan expense (benefit) and included in interest expense, net on the Consolidated Statements of Operations. See Note 10.
(3)The related tax cost (benefit) was immaterial for all years presented.
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
Stock Options
There were no stock options granted by the Company during 2020. The Company granted the following stock options during the years ended December 31, 2019 and 2018, with an exercise price equal to the closing price of our common stock on the date of grant:

		Weighted Average Per Share
	Number of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2019 grant	267,897	$9.87	$4.09
2018 grant	78,447	$10.49	$5.38
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model with a Monte Carlo simulation for the performance based options. The weighted-average fair value of employee stock options granted during the years ended December 31, 2019 and 2018 was based on using the following weighted-average assumptions:

	2019	2018
Risk free interest rate	2%	3%
Expected term	6 years	6 years
Volatility	53%	52%
Dividend yield	2%	—%
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
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2020 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2019	3,136,831	$15.02	4.3	$0.3
Exercised	(2,825)	$3.80
Forfeited	(33,146)	$12.25
Outstanding at December 31, 2020	3,100,860	$15.02	3.2	$0.1
Exercisable at December 31, 2020	2,733,205	$15.69	2.4	$0.1
Expected to vest at December 31, 2020	367,655	$10.01	7.8	$—
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised in 2020 was immaterial and was $0.8 million on options exercised during 2018. There were no stock options exercised during 2019.
Restricted Stock Units
The Company granted the following restricted stock units ("RSUs") during the years ended December 31, 2020, 2019 and 2018:

	Number of RSUs	Weighted Average Grant-Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2020 grants	304,332	$6.04	$1.8
2019 grants	136,425	$9.87	$1.3
2018 grants	32,128	$10.49	$0.3
The RSUs vest in three annual installments beginning one year from the date of grant.

The following table summarizes information with respect to RSUs outstanding as of December 31, 2020 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2019	165,384	$9.95
Granted	304,332	$6.04
Vested	(63,729)	$9.97
Forfeited	—	$—
Nonvested at December 31, 2020	405,987	$7.02
Total grant date fair value of RSUs vested was $0.6 million, $0.2 million and $1.2 million during 2020, 2019 and 2018, respectively.
Performance Share Units
The Company grants performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.
The Company granted the following PSUs during the years ended December 31, 2020, 2019 and 2018:

	Number of PSUs	Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2020 grant(1)	228,248	$6.70	$1.5
2019 grant(1)	227,378	$10.79	$2.5
2018 grant(1)	96,389	$11.36	$1.1
(1)The service period for the 2020, 2019, and 2018 PSUs ends on December 31, 2022, 2021 and 2020, and the awards will vest during the first quarter of 2023, 2022 and 2021, respectively.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital ("ROIC") performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSUs ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout (between 75 percent and 125 percent of the 2020 awards, and between 25 percent and 125 percent of the 2019 and 2018 awards) of the Company's final performance measure results. The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier. The number of PSUs ultimately awarded for the 2020 grants will be determined by the Adjusted EBITDA and ROIC performance versus targets, and is not impacted by the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2020 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2019	575,363	$11.20
Granted	228,248	$6.70
Vested	(92,992)	$11.40
Forfeited	(25,316)	$11.40
Nonvested at December 31, 2020	685,303	$9.76

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2020, 2019 and 2018, the Company issued 263,998, 147,851 and 98,364 restricted stock units to be settled in cash ("Cash RSUs"), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2020, 2019 and 2018, was $6.04, $9.66 and $10.71, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2020 was adjusted based on the closing price of our common stock on December 31, 2020 of $4.35 per share. The Cash RSU liability at December 31, 2020 was not material.
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
The Company issued a grant date fair value award of $2.0 million, $0.6 million and $1.0 million during the years ended December 31, 2020, 2019 and 2018, respectively, for which the service periods end on December 31, 2023, 2022 and 2021, respectively, and the awards will vests during the first quarter of 2024, 2023 and 2022, respectively. The 2019 and 2018 awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expense, consistent with the PSU awards. The 2020 award is also split 50/50 between the Adjusted EBITDA and ROIC metrics, consistent with the PSU awards, but is not impacted by the TSR modifier. See above for details.
The cash incentive award liability at December 31, 2020 was adjusted based on the Company's current performance related to the above awards. The cash incentive award liability at December 31, 2020 was not material.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years Ended December 31,
	2020	2019	2018	2020	2019	2018	December 31, 2020
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$0.3	$1.1	$0.5	$0.3	$0.9	$0.4	$0.1	1.1
RSUs	1.9	1.0	0.4	1.5	0.9	0.3	$0.5	1.9
PSUs	1.5	2.2	1.9	1.2	1.8	1.7	$1.5	1.5
Total equity awards	$3.7	$4.3	$2.8	$3.0	$3.6	$2.4
Liability Awards:
Cash RSUs	$0.8	$0.9	$0.8	$0.6	$0.7	$0.6	$0.6	1.9
Cash incentive award	0.6	0.4	0.9	0.4	0.3	0.7	$1.2	1.9
Total liability awards	$1.4	$1.3	$1.7	$1.0	$1.0	$1.3
(1)Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.1 million, $0.2 million, and $0.3 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2020	2019	2018
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.0	76.8	64.7
Add: effect of dilutive share-based compensation awards	0.2	—	0.8
Weighted-average number of shares-diluted	83.2	76.8	65.5
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2020	2019	2018
	(Shares in millions)
Stock options	3.2	3.0	2.7
Restricted stock units	0.2	0.1	—
Performance stock units	0.3	0.4	0.1
Total	3.7	3.5	2.8

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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
•Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
•Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
•Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash Equivalents
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash equivalents were measured at fair value at December 31, 2020 and December 31, 2019 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
CMT Contingent Consideration
In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that required us to make future payments through 2022 to The Cline Group based on future volume over a specified threshold, price and contract renewals. Prior to the termination of the related contract in 2020, the fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Due to the change in market and customer conditions in 2019, further described in Note 8, we decreased our forecasted projections, which were classified as Level 3 inputs. The decrease in forecasted projections, as well as a payment made in 2019, resulted in a reduction of the contingent consideration liability, primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets, to zero at December 31, 2019 from $5.0 million at December 31, 2018. During 2018, volumes and improved volume projections resulted in an increase of $2.5 million to the fair value of the contingent consideration balance. Changes in fair value were recorded to costs of products sold and operating expenses on the Consolidated Statements of Operations during 2019 and 2018.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2020 and 2019, the fair value of the Company’s long-term debt was estimated to be $683.9 million and $776.1 million, respectively, compared to a carrying amount of $690.5 million and $800.5 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
19. Revenue from Contracts with Customers
Cokemaking
Substantially all our coke sales are made pursuant to long-term, take-or-pay agreements with Cliffs Steel and U.S. Steel, who are two of the largest blast furnace steelmakers in North America. The take-or-pay provisions of our agreements require our customers to purchase all or substantially all of the coke volumes produced as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage, which vary by contract, and have historically been approximately 4.1 million tons, covering at least 90 percent of each facility's nameplate capacity. The take-or-pay provisions also require our customers to purchase such volumes of coke or pay the contract price for any tonnage they elect not to take.
As a result of the impacts the COVID-19 global pandemic has had on our customers, in July 2020, SunCoke entered into customer agreement amendments, providing near-term coke supply relief for our customers, in exchange for extending certain agreements. Subsequent to these amendments, in October 2020, the contract expiration date of the Haverhill II contract with Cliffs Steel was further extended from June 2023 to June 2025. Our coke sales agreements have approximately 17.6 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over an average remaining contract term of approximately six years.
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
Estimated take-or-pay revenue of approximately $35 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2020.
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

Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2020	2019	2018

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,218.9	$1,434.9	$1,250.5
Energy	43.6	51.1	49.7
Logistics	35.5	72.1	101.0
Operating and licensing fees	31.6	38.4	40.4
Other	3.4	3.8	9.3
Sales and other operating revenue	$1,333.0	$1,600.3	$1,450.9
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

The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,265.4	$1,489.1	$1,308.3
Brazil Coke	31.6	38.4	40.4
Logistics	36.0	72.8	102.2
Logistics intersegment sales	22.1	26.3	24.5
Elimination of intersegment sales	(22.1)	(26.3)	(24.5)
Total sales and other operating revenue	$1,333.0	$1,600.3	$1,450.9

Adjusted EBITDA:
Domestic Coke	$217.0	$226.7	$207.9
Brazil Coke	13.5	16.0	18.4
Logistics	17.3	42.6	72.6
Corporate and Other(1)	(41.9)	(37.4)	(35.7)
Total Adjusted EBITDA	$205.9	$247.9	$263.2

Depreciation and amortization expense:
Domestic Coke	$119.1	$120.5	$114.4
Brazil Coke	0.5	0.6	0.7
Logistics	12.8	21.4	25.1
Corporate and Other	1.3	1.3	1.4
Total depreciation and amortization expense	$133.7	$143.8	$141.6

Capital expenditures:
Domestic Coke	$60.0	$105.2	$94.9
Brazil Coke	0.4	0.3	0.2
Logistics	13.5	4.6	5.2
Total capital expenditures	$73.9	$110.1	$100.3
(1)Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $13.2 million, $11.2 million, and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $3.9 million during 2020.
The following table sets forth the Company’s segment assets:

	December 31,
	2020	2019
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,358.9	$1,434.2
Brazil Coke	17.7	14.6
Logistics	199.5	200.8
Corporate and Other	31.8	102.0
Segment assets, excluding income tax receivable	1,607.9	1,751.6
Tax receivable	5.5	2.2
Total assets	$1,613.4	$1,753.8
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
Below is the reconciliation of Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy, Inc.	$3.7	$(152.3)	$26.2
Add: Net income attributable to noncontrolling interests	5.1	3.9	20.8
Net income (loss)	$8.8	$(148.4)	$47.0
Add:
Long-lived asset and goodwill impairment	—	247.4	—
Depreciation and amortization expense	133.7	143.8	141.6
Interest expense, net	56.3	60.3	61.4
(Gain) loss on extinguishment of debt, net	(5.7)	(1.5)	0.3
Income tax expense (benefit)	10.3	(54.7)	4.6
Contingent consideration adjustments(1)	—	(4.2)	2.5
Restructuring costs(2)	2.5	—	—
Simplification Transaction costs(3)	—	5.2	0.4
Loss from equity method investment	—	—	5.4
Adjusted EBITDA	$205.9	$247.9	$263.2
Subtract: Adjusted EBITDA attributable to noncontrolling interests(4)	9.1	40.7	82.0
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$196.8	$207.2	$181.2
(1)In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that requires the Company to make future payments to the seller based on future volume over a specified threshold, price and contract renewals. Adjustments to the fair value of the contingent consideration were primarily the result of modifications to the volume forecast. This liability was written to zero during the third quarter of 2019, and the related contract was terminated in 2020. See Note 18.
(2)Charges related to a company-wide restructuring and cost-reduction initiative.
(3)Costs expensed primarily by the Partnership associated with the Simplification Transaction.
(4)Reflects noncontrolling interests in Indiana Harbor and the portion of the Partnership owned by public unitholders prior to the Simplification Transaction.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees worked remotely for a portion of the year due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal control to minimize the impact to their design and operating effectiveness.
Item 9B.Other Information
None

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of the Stockholders (the "2021 Proxy Statement"), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 11.Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.
Item 14.Principal Accounting Fees and Services
The information required to be disclosed by this item is incorporated herein by reference to our 2021 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV
Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as a part of this report:
	1	Consolidated Financial Statements: The consolidated financial statements are set forth under Item 8 of this report.
	2	Financial Statements Schedules: Financial statement schedules are omitted because required information is shown elsewhere in this report, is not necessary or is not applicable.
	3	Exhibits:
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

4.3.2
Second Supplemental Indenture, dated as of January 1, 2020 (incorporated by reference herein to Exhibit 4.3.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2019, filed on February 20, 2020, File No. 001-35243)

10.1
Second Amended and Restated Credit Agreement, dated August 5, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K (File No.: 001-35243), filed on August 7, 2019).

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 31, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2019, filed on February 20, 2020, File No. 001-35243)

10.2.1
Borrower Joinder Agreement, dated as of December 31, 2019 by and between SunCoke Energy Partners Finance Corp., SunCoke Energy, Inc., the other borrowers and Bank of America Administrative Agent (incorporated by reference herein to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2019, filed on February 20, 2020, File No. 001-35243)

10.3**
SunCoke Energy, Inc. Senior Executive Incentive Plan, amended and restated effective as of December 9, 2015 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.4**
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 9, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 8, 2016, File No. 001-35243)

10.5**
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 14, 2018 (incorporated by reference herein to Exhibit A to the Company’s Notice of Annual Meeting of Stockholders and Definitive Proxy Statement on Schedule 14A, filed on March 21, 2018, File No. 001-35243)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3**
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243))

10.5.4**
Form of Stock Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.5.5**
Form of Cash Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.5.6**
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.6**
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.1**	Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (filed herewith)

10.7**	SunCoke Energy, Inc. Savings Restoration Plan effective January 1, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

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

10.8
SunCoke Energy, Inc. Special Executive Severance Plan, effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the years ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.9
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of November 7, 2017 (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018, File No. 001-35243)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**
SunCoke Energy, Inc. Directors’ Deferred Compensation Plan, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.35 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12**
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.13†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.13.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.13.4†
Amendment No. 7 to Coke Supply Agreement, dated July 30, 2020, by and among Jewell Coke Company, L.P., ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.14†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.14.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.4
Amendment No. 8 to Coke Purchase Agreement, dated July 30, 2020, by and among Haverhill Coke Company (f/k/a Haverhill North Coke Company), ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.15†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.15.1†
Second Amendment to Coke Purchase Agreement, dated July 7, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 3, 2020, File No. 001-35243)

10.15.2
Third Amendment to Coke Purchase Agreement, dated October 8, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.16.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.16.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement , dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.17†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-173022)

10.17.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.17.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015, File No. 001-35243)

10.17.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.18†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.19
Support Agreement, dated as of February 4, 2019, by and between SunCoke Energy Partners, L.P., and Sun Coal & Coke LLC (incorporated by reference Ex. 10.1) to the Company's Current Report on Form 8-K, filed on February 5, 2019, File No. 001-35243

21.1*	Subsidiaries of the Registrant (filed herewith)

22.1*	List of Issuers and Guarantor Subsidiaries

23.1*	Consent of KPMG LLP (filed herewith)

24.1*	Powers of Attorney (filed herewith)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 25, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss( Income), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Provided herewith.

**	Management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

SUNCOKE ENERGY, INC.

By:	/s/ Fay West
Fay West Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Michael G. Rippey*	President and Chief Executive Officer (Principal Executive Officer)
Michael G. Rippey

/s/ Fay West	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Fay West

/s/ Allison S. Lausas*	Vice President, Controller and Treasurer (Principal Accounting Officer)
Allison S. Lausas

/s/ Arthur F. Anton*	Chairman of the Board
Arthur F. Anton

/s/ Alvin Bledsoe*	Director
Alvin Bledsoe

/s/ Martha Z. Carnes*	Director
Martha Z. Carnes

/s/ Ralph M. Della Ratta, Jr.*	Director
Ralph M. Della Ratta

/s/ Susan Landahl*	Director
Susan Landahl

/s/ Michael W. Lewis*	Director
Michael W. Lewis

/s/ James E. Sweetnam*	Director
James E. Sweetnam

* Fay West, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Fay West	February 25, 2021
Fay West