Form 10-Q
period 2021-03-31
SunCoke Energy, Inc.
filed 2021-04-28
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 23, 2021, there were 82,977,875 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2021 and 2020	1

Consolidated Statements of Comprehensive Income (Unaudited) For the Three Months Ended March 31, 2021 and 2020	2

Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020	3

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2021 and 2020	4

Consolidated Statements of Equity (Unaudited) For the Three Months Ended March 31, 2021 and 2020	5

Notes to the Consolidated Financial Statements	6

1. General	6

2. Inventories	7

3. Intangible Assets	7

4. Income Taxes	7

5. Accrued Liabilities	8

6. Debt and Financing Obligation	8

7. Commitments and Contingent Liabilities	9

8. Share-Based Compensation	10

9. Earnings per Share	11

10. Fair Value Measurement	12

11. Revenue from Contracts with Customers	12

12. Business Segment Information	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4. Mine Safety Disclosures	29

Item 6. Exhibits*	30

Signature	31

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$359.9	$382.7
Costs and operating expenses
Cost of products sold and operating expenses	274.0	304.4
Selling, general and administrative expenses	15.3	16.2
Depreciation and amortization expense	32.4	34.1
Total costs and operating expenses	321.7	354.7
Operating income	38.2	28.0
Interest expense, net	12.7	14.6
Gain on extinguishment of debt	—	(2.9)
Income before income tax expense	25.5	16.3
Income tax expense	7.3	10.4
Net income	18.2	5.9
Less: Net income attributable to noncontrolling interests	1.7	1.0
Net income attributable to SunCoke Energy, Inc.	$16.5	$4.9
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.20	$0.06
Diluted	$0.20	$0.06
Weighted average number of common shares outstanding:
Basic	82.8	83.7
Diluted	83.5	83.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Net income	$18.2	$5.9
Other comprehensive income:
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	0.1	—
Currency translation adjustment	(0.7)	(1.1)
Comprehensive income	17.6	4.8
Less: Comprehensive income attributable to noncontrolling interests	1.7	1.0
Comprehensive income attributable to SunCoke Energy, Inc.	$15.9	$3.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$54.0	$48.4
Receivables, net	45.8	46.3
Inventories	136.1	126.6
Income tax receivable	1.7	5.5
Other current assets	6.7	2.9
Total current assets	244.3	229.7
Properties, plants and equipment (net of accumulated depreciation of $1,065.3 million and $1,032.9 million at March 31, 2021 and December 31, 2020, respectively)	1,304.9	1,328.0
Intangible assets, net	36.7	37.2
Deferred charges and other assets	19.2	18.5
Total assets	$1,605.1	$1,613.4
Liabilities and Equity
Accounts payable	$106.2	$104.1
Accrued liabilities	46.0	49.8
Current portion of financing obligation	3.0	3.0
Interest payable	13.0	2.0
Total current liabilities	168.2	158.9
Long-term debt and financing obligation	641.6	673.9
Accrual for black lung benefits	60.9	60.0
Retirement benefit liabilities	24.2	24.7
Deferred income taxes	162.4	159.3
Asset retirement obligations	11.7	11.4
Other deferred credits and liabilities	23.0	24.3
Total liabilities	1,092.0	1,112.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,382,357 and 98,177,941 shares at March 31, 2021 and December 31, 2020, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2021 and December 31, 2020	(184.0)	(184.0)
Additional paid-in capital	715.3	715.7
Accumulated other comprehensive loss	(17.7)	(17.1)
Retained deficit	(35.1)	(46.6)
Total SunCoke Energy, Inc. stockholders’ equity	479.5	469.0
Noncontrolling interest	33.6	31.9
Total equity	513.1	500.9
Total liabilities and equity	$1,605.1	$1,613.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$18.2	$5.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32.4	34.1
Deferred income tax expense	3.1	11.1
Payments in excess of expense for postretirement plan benefits	(0.4)	(0.5)
Share-based compensation expense	0.5	1.1
Gain on extinguishment of debt	—	(2.9)
Changes in working capital pertaining to operating activities:
Receivables, net	0.5	4.1
Inventories	(8.9)	(3.1)
Accounts payable	12.9	(22.8)
Accrued liabilities	(3.7)	(5.3)
Interest payable	11.0	11.9
Income taxes	3.8	(1.6)
Other	(4.6)	(5.2)
Net cash provided by operating activities	64.8	26.8
Cash Flows from Investing Activities:
Capital expenditures	(20.1)	(22.8)
Net cash used in investing activities	(20.1)	(22.8)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(8.9)
Proceeds from revolving facility	161.8	247.2
Repayment of revolving facility	(194.1)	(90.5)
Repayment of financing obligation	(0.7)	(0.7)
Dividends paid	(5.1)	(5.0)
Shares repurchased	—	(7.0)
Other financing activities	(1.0)	(0.4)
Net cash (used in) provided by financing activities	(39.1)	134.7
Net increase in cash and cash equivalents	5.6	138.7
Cash and cash equivalents at beginning of period	48.4	97.1
Cash and cash equivalents at end of period	$54.0	$235.8
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $0.1 million and zero, respectively	$0.5	$1.6
Income taxes paid	$0.4	$0.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2020
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2019	98,047,389	$1.0	13,783,182	(177.0)	712.1	(14.4)	(30.1)	491.6	26.8	518.4
Net income	—	—	—	—	—	—	4.9	4.9	1.0	5.9
Currency translation adjustment	—	—	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Share-based compensation expense	—	—	—	—	1.1	—	—	1.1	—	1.1
Share issuances, net of shares withheld for taxes	118,269	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share repurchases	—	—	1,621,300	(7.0)	—	—	—	(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(5.0)	(5.0)	—	(5.0)
At March 31, 2020	98,165,658	$1.0	15,404,482	$(184.0)	$712.9	$(15.5)	$(30.2)	$484.2	$27.8	$512.0

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	16.5	16.5	1.7	18.2
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Share-based compensation expense	—	—	—	—	0.5	—	—	0.5	—	0.5
Share issuances, net of shares withheld for taxes	204,416	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Dividends	—	—	—	—	—	—	(5.0)	(5.0)	—	(5.0)
At March 31, 2021	98,382,357	$1.0	15,404,482	$(184.0)	$715.3	$(17.7)	$(35.1)	$479.5	$33.6	$513.1

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Blast furnace coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Additionally, we own and operate a logistics business, which primarily provides handling and/or mixing services of coal and other aggregates to third-party customers as well as to our own cokemaking facilities.
We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which consist of our Haverhill, Middletown, Granite City, Jewell and Indiana Harbor cokemaking facilities. Our cokemaking facilities have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. ("Cliffs") and collectively referred to as "Cliffs Steel," and United States Steel Corporation (“U.S. Steel”). Cliffs Steel and U.S. Steel are two of the largest blast furnace steelmakers in North America. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
In order to further diversify our business and customer base, we have entered the foundry coke market. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. We began producing and selling foundry coke on a commercial scale in 2021. We also began selling blast furnace coke into the export coke market in 2021, utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. Inventories
The components of inventories were as follows:

	March 31, 2021	December 31, 2020

	(Dollars in millions)
Coal	$68.7	$60.6
Coke	21.5	21.1
Materials, supplies and other	45.9	44.9
Total inventories	$136.1	$126.6
3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both March 31, 2021 and December 31, 2020, and other intangibles detailed in the table below.

		March 31, 2021			December 31, 2020
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	4	$6.7	$4.6	$2.1	$6.7	$4.5	$2.2
Permits	21	31.7	2.1	29.6	31.7	1.7	30.0
Other	29	1.6	—	1.6	1.6	—	1.6
Total		$40.0	$6.7	$33.3	$40.0	$6.2	$33.8
Total amortization expense for intangible assets subject to amortization was $0.5 million for the three months ended March 31, 2021 and $0.7 million for the three months ended March 31, 2020.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $7.3 million for the three months ended March 31, 2021, resulting in an effective tax rate of 28.6 percent as compared to the 21.0 percent federal statutory rate. The difference between the Company’s effective tax rate and the statutory rate was primarily impacted by state taxes and disallowed expenses slightly offset by net income attributable to noncontrolling interest in our Indiana Harbor partnership for the three month period ended March 31, 2021.
The Company recorded income tax expense of $10.4 million for the three months ended March 31, 2020, resulting in an effective tax rate of 63.8 percent as compared to the 21.0 percent federal statutory rate. The difference between the Company's effective tax rate and the federal statutory rate during the three months ended March 31, 2020 was primarily driven by the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in $6.5 million of deferred income tax expense. Additionally, the tax law passed in response to COVID-19, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted March 27, 2020, allowed the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result, SunCoke recorded an additional tax benefit of $1.0 million in the first quarter of 2020.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020

	(Dollars in millions)
Accrued benefits	$13.2	$18.3
Current portion of postretirement benefit obligation	2.8	2.8
Other taxes payable	11.1	9.8
Current portion of black lung liability	4.6	4.6
Accrued legal	6.1	6.4
Current portion of lease liabilities	2.2	2.2
Other	6.0	5.7
Total accrued liabilities	$46.0	$49.8
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	March 31, 2021	December 31, 2020

	(Dollars in millions)
7.50 percent senior notes, due 2025 ("2025 Senior Notes")	$587.3	$587.3
$400.0 million revolving credit facility, due 2024 ("Revolving Facility")	56.0	88.3
5.35 percent financing obligation, due 2024	14.2	14.9
Total borrowings	657.5	690.5
Original issue discount	(3.1)	(3.3)
Debt issuance costs	(9.8)	(10.3)
Total debt and financing obligation	$644.6	$676.9
Less: current portion of financing obligation	3.0	3.0
Total long-term debt and financing obligation	$641.6	$673.9

Revolving Facility
As of March 31, 2021, the Revolving Facility had letters of credit outstanding of $12.1 million and a $56.0 million outstanding balance, leaving $331.9 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance.
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
As of March 31, 2021, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

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
The Company is a party to certain other pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would not have a material adverse impact on our consolidated financial statements. SunCoke's threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of its former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation related to coal workers’ black lung obligations. PPACA provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. On February 1, 2013, SunCoke obtained commercial insurance for black lung claims in excess of a deductible for employees with a last date of employment after that date. Also during 2013, we were reauthorized to continue to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation ("DCMWC") in exchange for $8.4 million of collateral.
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $65.5 million and $64.6 million at March 31, 2021 and December 31, 2020, respectively, of which the current portion of $4.6 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure our legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the

Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity.
8. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2021, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Restricted Stock Units Settled in Shares
The Company issued 421,518 stock-settled restricted stock units (“RSUs”) to certain employees to be settled in shares of the Company’s common stock during the three months ended March 31, 2021. The weighted average grant date fair value was $6.68 per unit and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the three months ended March 31, 2021, for which the service period will end on December 31, 2023 and will vest during the first quarter of 2024. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Grant Date Fair Value per Unit
PSUs(1)(2)	177,176	$7.60
(1)The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA (as defined in Note 12) performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.
(2)The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 75 percent and 125 percent of the Company's final performance measure results.
The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2021 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2021.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2021, the Company issued 230,056 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date and are part of the SunCoke LTPEP. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2021 was $6.68 per unit and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.0 million at March 31, 2021 and $1.1 million at December 31, 2020.
Cash Incentive Awards
The Company also granted long-term compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan (“SunCoke LTCIP”), which became effective January 1, 2016. The SunCoke LTCIP is designed to provide for performance-based, cash-settled awards. All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTCIP, following a change in control.
The Company issued awards with an aggregate grant date fair value of $2.1 million during the three months ended March 31, 2021, for which the service period will end on December 31, 2023 and will vest during the first quarter of 2024. The service period for certain retiree eligible participants is accelerated. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The 2021 awards are not subject to the Company's three-year TSR Modifier performance.
The cash incentive award liability at March 31, 2021 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $0.9 million at March 31, 2021 and $1.3 million at December 31, 2020.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2021	2020	March 31, 2021
	Compensation Expense(1)		Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
Stock Options	$—	$0.2	$0.1	0.9
RSUs	0.3	0.4	$2.3	1.1
PSUs	0.1	0.4	$2.3	1.6
Total equity awards	$0.4	$1.0
Liability Awards:
Cash RSUs	$0.8	$—	$2.3	2.0
Cash incentive award	0.2	0.2	$3.0	2.0
Total liability awards	$1.0	$0.2
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million of share-based compensation to the Company's Board of Directors during both the three months ended March 31, 2021 and 2020, respectively.
9. Earnings per Share
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2021	2020

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	82.8	83.7
Add: Effect of dilutive share-based compensation awards	0.7	0.2
Weighted-average number of shares-diluted	83.5	83.9

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020

	(Shares in millions)
Stock options	2.9	3.0
Restricted stock units	—	0.2
Performance stock units	—	0.2
Total	2.9	3.4
10. Fair Value Measurement
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2021 and December 31, 2020 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2021 and December 31, 2020, the fair value of the Company’s total debt was estimated to be $679.2 million and $683.9 million, respectively, compared to a carrying amount of $657.5 million and $690.5 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements with Cliffs Steel and U.S. Steel, who are two of the largest blast furnace steelmakers in North America. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. Our coke sales agreements have approximately 16.6 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over an average remaining contract term of approximately five years.
Foundry coke sales are generally made under annual agreements with our customers for an agreed upon price and do not contain take-or-pay volume commitments. Export coke sales are generally made on a spot basis at the current market price.
Revenues on all coke sales are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.

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
Estimated take-or-pay revenue of approximately $41.3 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2021.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$320.1	$351.5
Energy	14.8	13.1
Logistics	15.9	8.9
Operating and licensing fees	8.5	8.5
Other	0.6	0.7
Sales and other operating revenue	$359.9	$382.7
The following tables provide disaggregated sales and other operating revenue by customer:

Three Months Ended March 31,
2021

(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel(1)	$255.7
U.S. Steel	51.0
Other	53.2
Sales and other operating revenue	$359.9

Three Months Ended March 31,
2020

(Dollars in millions)
Sales and other operating revenue:
AM USA(1)	$195.8
Cliffs Steel / AK Steel(1)	107.9
U.S. Steel	58.9
Other	20.1
Sales and other operating revenue	$382.7
(1)In March 2020, Cliffs completed the acquisition of AK Steel Holding Corporation ("AK Steel"), and subsequently changed the name of AK Steel to Cleveland-Cliffs Steel Holding Corporation. In December 2020, Cliffs completed the acquisition of ArcelorMittal USA LLC ("AM USA"), and subsequently changed the name of AM USA to Cleveland-Cliffs Steel LLC. Collectively, we refer to Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC as "Cliffs Steel."

12. Business Segment Information
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
The following table includes Adjusted EBITDA, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$335.3	$365.2
Brazil Coke	8.5	8.5
Logistics	16.1	9.0
Logistics intersegment sales	6.6	6.6
Elimination of intersegment sales	(6.6)	(6.6)
Total sales and other operating revenues	$359.9	$382.7

Adjusted EBITDA:
Domestic Coke	$63.5	$63.4
Brazil Coke	4.5	4.1
Logistics	10.9	3.3
Corporate and Other(1)	(8.3)	(8.7)
Total Adjusted EBITDA	$70.6	$62.1

Depreciation and amortization expense:
Domestic Coke	$28.7	$30.5
Brazil Coke	0.1	0.1
Logistics	3.3	3.2
Corporate and Other	0.3	0.3
Total depreciation and amortization expense	$32.4	$34.1

Capital expenditures:
Domestic Coke	$16.4	$20.7
Brazil Coke	0.1	0.1
Logistics	3.6	2.0
Total capital expenditures	$20.1	$22.8
(1)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.9 million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.8 million during the three months ended March 31, 2020.

The following table sets forth the Company's segment assets:

	March 31, 2021	December 31, 2020

	(Dollars in millions)
Segment assets
Domestic Coke	$1,360.9	$1,358.9
Brazil Coke	12.4	17.7
Logistics	200.1	199.5
Corporate and Other	30.0	31.8
Segment assets, excluding income tax receivable	1,603.4	1,607.9
Tax assets	1.7	5.5
Total assets	$1,605.1	$1,613.4
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments and gain on extinguishment of debt. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$16.5	$4.9
Add: Net income attributable to noncontrolling interests	1.7	1.0
Net income	$18.2	$5.9
Add:
Depreciation and amortization expense	32.4	34.1
Interest expense, net	12.7	14.6
Gain on extinguishment of debt	—	(2.9)
Income tax expense	7.3	10.4
Adjusted EBITDA	$70.6	$62.1
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	2.6	2.0
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$68.0	$60.1
(1)Reflects noncontrolling interest in Indiana Harbor.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item and Note 12 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flow.
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Blast furnace coke is a principal raw material in the blast furnace steelmaking process and is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. We also own and operate a logistics business that primarily provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers.
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. ("Cliffs") and collectively referred to as "Cliffs Steel," and United States Steel Corporation ("U.S. Steel"). Cliffs Steel and U.S. Steel are two of the largest blast furnace steelmakers in North America. These coke sales agreements have an average remaining term of approximately five years based on annual nameplate capacity and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales.
In order to further diversify our business and customer base, we have entered the foundry coke market. Foundry coke is a high-quality grade of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. We began producing and selling foundry coke on a commercial scale in 2021. We also began selling blast furnace coke into the export coke market in 2021, utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements.

U.S. steel production utilization rates have continued to strengthen in the first quarter of 2021, benefiting our steelmaking customers. Utilization has increased from 75 percent in January 2021 to 78 percent in April 2021. We expect continued strength of U.S. steel production utilization rates throughout 2021.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of March 31, 2021:

Facility	Location	Customer	Year of Start Up	Contract Expiration	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Use of Waste Heat
Owned and Operated:
Jewell	Vansant, Virginia	Cliffs Steel	1962	December 2025	142	720	Partially used for thermal coal drying
Indiana Harbor	East Chicago, Indiana	Cliffs Steel	1998	October 2023	268	1,220	Heat for power generation
Haverhill I	Franklin Furnace, Ohio	Cliffs Steel	2005	December 2025	100	550	Process steam
Haverhill II	Franklin Furnace, Ohio	Cliffs Steel	2008	June 2025	100	550	Power generation
Granite City	Granite City, Illinois	U.S. Steel	2009	December 2024	120	650	Steam for power generation
Middletown(2)	Middletown, Ohio	Cliffs Steel	2011	December 2032	100	550	Power generation
					830	4,240
Operated:
Vitória	Vitória, Brazil	ArcelorMittal Brazil	2007	January 2023	320	1,700	Steam for power generation
					1,150	5,940
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
Logistics
Our logistics business consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), Lake Terminal and Dismal River Terminal (“DRT”). CMT is located in Convent, Louisiana, with strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and has the current capability to transload 15 million tons annually with its top of the line shiploader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone), petroleum coke and iron ore. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its two operations in West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index Report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index ("API6 index price"), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Higher natural gas prices in Europe resulted in an increase in global demand for coal and an increase in API2 prices during the first quarter of 2021, resulting in a strong export coal market and higher export coal volumes through CMT as compared to the same prior year period. The API2 forward curve projections indicate continued strength in the coal export market.
Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand. In 2021, our cokemaking facilities are operating at full capacity. We continue to expect throughput volumes of 10 million tons at our domestic logistics terminals, up from approximately 9 million tons in 2020, and volumes from third party customers in 2021 to be consistent with 2020.
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase
	2021	2020
	(Dollars in millions)
Net income	$18.2	$5.9	$12.3
Net cash provided by operating activities	$64.8	$26.8	$38.0
Adjusted EBITDA	$70.6	$62.1	$8.5
Results in the first quarter of 2021 reflect strong operating performance driven by an increase in volumes in our Logistics segment. SunCoke is well positioned to achieve the high end of our 2021 Adjusted EBITDA guidance range of $215 million to $230 million. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
Recent Developments
There were no unusual events during the three months ended March 31, 2021, significantly impacting comparability to the prior year period.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020

	(Dollars in millions)
Revenues
Sales and other operating revenue	$359.9	$382.7	$(22.8)
Costs and operating expenses
Cost of products sold and operating expenses	274.0	304.4	(30.4)
Selling, general and administrative expenses	15.3	16.2	(0.9)
Depreciation and amortization expense	32.4	34.1	(1.7)
Total costs and operating expenses	321.7	354.7	(33.0)
Operating income	38.2	28.0	10.2
Interest expense, net	12.7	14.6	(1.9)
Gain on extinguishment of debt	—	(2.9)	2.9
Income before income tax expense	25.5	16.3	9.2
Income tax expense	7.3	10.4	(3.1)
Net income	18.2	5.9	12.3
Less: Net income attributable to noncontrolling interests	1.7	1.0	0.7
Net income attributable to SunCoke Energy, Inc.	$16.5	$4.9	$11.6

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three months ended March 31, 2021 compared to the same prior year period, primarily due to the pass-through of lower coal prices and lower volumes in our Domestic Coke segment. This decrease in Domestic Coke revenues was partially offset by higher logistics volumes at CMT.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 were impacted by lower professional services, the absence of foundry related research and development costs incurred in 2020, and lower employee related expenses, which were partly offset by $1.7 million of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price during the three months ended March 31, 2021 as compared to the same prior year period.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2021 decreased due to the absence of additional depreciation associated with planned upgrades to certain heat recovery steam generators, which was recorded during the same prior year period.
Interest Expense, Net. Average debt balances during the three months ended March 31, 2021 and 2020 were $684.3 million and $803.9 million, respectively. This decrease was a result of both lower borrowings on the Revolving Facility as well as repurchases of Senior Notes during 2020.
Income Tax Expense. The decrease in income tax expense during the three months ended March 31, 2021 is due to the absence of the revaluation of certain deferred tax assets due to lower apportioned state tax rates which resulted in deferred income tax expense of $6.5 million during the same prior year period. See Note 4 to our consolidated financial statements.
Noncontrolling Interest. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility. Net income from Indiana Harbor has increased in the current year period due to improved operational efficiencies, which resulted in favorable coal-to-coke yields and higher volumes. Higher net income at Indiana Harbor results in an increase to net income attributable to noncontrolling interest.

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
Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 12 to our consolidated financial statements.
Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$335.3	$365.2	$(29.9)
Brazil Coke	8.5	8.5	—
Logistics	16.1	9.0	7.1
Logistics intersegment sales	6.6	6.6	—
Elimination of intersegment sales	(6.6)	(6.6)	—
Total sales and other operating revenues	$359.9	$382.7	$(22.8)
Adjusted EBITDA(1):
Domestic Coke	$63.5	$63.4	$0.1
Brazil Coke	4.5	4.1	0.4
Logistics	10.9	3.3	7.6
Corporate and Other, including legacy costs, net(2)	(8.3)	(8.7)	0.4
Total Adjusted EBITDA	$70.6	$62.1	$8.5
Coke Operating Data:
Domestic Coke capacity utilization	101%	101%	—%
Domestic Coke production volumes (thousands of tons)	1,036	1,069	(33)
Domestic Coke sales volumes (thousands of tons)	1,038	1,064	(26)
Domestic Coke Adjusted EBITDA per ton(3)	$61.18	$59.59	$1.59
Brazilian Coke production—operated facility (thousands of tons)	417	410	7
Logistics Operating Data:
Tons handled (thousands of tons)	5,300	4,214	1,086
(1)See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2021 and 2020.
(2)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.9 million and $2.1 million during the three months ended March 31, 2021 and 2020, respectively.

Additionally, Corporate and Other includes foundry related research and development costs of $0.8 million during the three months ended March 31, 2020.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.
Analysis of Segment Results
Domestic Coke
Historically, SunCoke's analysis of our Domestic Coke segment has aligned with the pass-through nature of our long-term, take-or-pay contracts, including analysis of the prices of coal passed through and the reimbursement of operating maintenance spending as compared to prior year periods. Beginning in 2021, our Domestic Coke business has expanded into the export coke market and the foundry coke market. These sales do not contain the same pass-through provisions as our long-term, take-or-pay contracts. Therefore, the analysis of our Domestic Coke results has evolved to allow for the inclusion of these sales. The impact of fluctuating coal prices, including the value of coal-to-coke yield gains and losses, and indexed operating and maintenance reimbursement rates are now presented as price variances along with the impact of export and foundry sales prices as compared to prior period sales prices.
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2021 vs. 2020
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$365.2	$63.4
Volume(1)	(7.4)	(3.7)
Price(2)	(24.0)	(0.5)
Operating and maintenance costs	N/A	1.7
Energy and other	1.5	2.6
Current year period	$335.3	$63.5
(1)Lower volume was primarily the result of timing of shipments.
(2)The decline in revenues was primarily related to the pass through of lower coal prices on our long-term, take-or-pay agreements.
Logistics
During the three months ended March 31, 2021 revenue was $22.7 million, and Adjusted EBITDA was $10.9 million. During the three months ended March 31, 2020 revenue was $15.6 million, and Adjusted EBITDA was $3.3 million. Increases in Logistics results as compared to the prior year period reflect the improved coal export market, which drove higher sales volumes at CMT.
Brazil
During the three months ended March 31, 2021, revenues were $8.5 million and Adjusted EBITDA was $4.5 million, which were comparable to results in the prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.3 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively. The three months ended March 31, 2021 was impacted by lower professional services and employee related costs as well as the absence of $0.8 million foundry related research and development costs incurred in 2020. These benefits were partially offset by $1.7 million of period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share price during the three months ended March 31, 2021 as compared to the same prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. However, the Company continues to evaluate whether any borrowings or other actions are needed to safeguard the business amidst the fluid market conditions and the uncertainty around the magnitude and duration of the COVID-19 pandemic. As of March 31, 2021, we had $54.0 million of cash and cash equivalents and $331.9 million of borrowing availability under our credit facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to further liquidity discussion below as well as Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. See further discussion in Note 7 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Net cash provided by operating activities	$64.8	$26.8
Net cash used in investing activities	(20.1)	(22.8)
Net cash (used in) provided by financing activities	(39.1)	134.7
Net increase in cash and cash equivalents	$5.6	$138.7
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $38.0 million to $64.8 million for the three months ended March 31, 2021 as compared to the corresponding prior year period, primarily reflecting a favorable impact from primary working capital, which is comprised of accounts receivable, inventories and accounts payable, driven by timing of coal purchases.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $2.7 million to $20.1 million for the three months ended March 31, 2021 as compared to the corresponding prior year period. Both periods primarily reflect ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $39.1 million for the three months ended March 31, 2021 as compared to net cash provided by financing activities of $134.7 million in the corresponding prior year period. During the current year period, the Company made net repayments of $32.3 million on its Revolving Facility, as compared to net borrowings of $156.7 million during the same prior year period, and dividend payments of $5.1 million.
The prior year period reflects increased borrowings made to enhance the Company's cash position and preserve financial flexibility during the uncertainty around COVID-19. The prior year period also reflects $8.9 million of cash payments to redeem $12.0 million face value of 2025 Senior Notes, dividend payments of $5.0 million, and share repurchases of $7 million under the repurchase program discussed in Item 2 of Part II.
Dividends
On February 4, 2021, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on March 1, 2021, to stockholders of record on February 19, 2021.
Additionally, on April 28, 2021, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on June 1, 2021, to stockholders of record on May 19, 2021.

Covenants
As of March 31, 2021, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Credit Rating
In March 2021, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In April 2021, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and changed the rating outlook from negative to stable.
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

The following table summarizes ongoing capital expenditures and environmental remediation projects:

	Three Months Ended March 31,
	2021	2020

	(Dollars in millions)
Ongoing capital	$16.4	$22.8
Expansion capital(1)	3.7	—
Total capital expenditures(2)	$20.1	$22.8
(1)Includes capital spending in connection with the foundry cokemaking growth project, including $0.1 million of interest capitalized for the three months ended March 31, 2021.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
In 2021, we expect our capital expenditures to be approximately $80 million.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2021. Please refer to our Annual Report on Form 10-K filed on February 25, 2021 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the three months ended March 31, 2021.

Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2021 and 2020, respectively.

Below is a reconciliation of 2021 Adjusted EBITDA guidance from its closest GAAP measure:

	2021
	Low	High
	(Dollars in millions)
Net income	$15	$35
Add:
Depreciation and amortization expense	137	133
Interest expense, net	55	50
Income tax expense	8	12
Adjusted EBITDA	$215	$230
Subtract: Adjusted EBITDA attributable to noncontrolling interest(1)	9	9
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$206	$221
(1)Reflects noncontrolling interest in Indiana Harbor.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
	Three Months Ended March 31, 2021	Year Ended December 31, 2020
	(Dollars in millions)
Revenues	$265.3	$962.6
Costs and operating expenses	233.8	906.6
Operating income	31.5	56.0
Net income (loss)	$10.2	$(6.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
	March 31, 2021	December 31, 2020
	(Dollars in millions)
Assets:
Cash	$36.3	$44.6
Current receivables from Non-Guarantor subsidiaries	9.5	14.2
Other current assets	166.2	162.1
Properties, plants and equipment, net	1,162.2	1,176.7
Other non-current assets	66.1	54.8
Total assets	$1,440.3	$1,452.4
Liabilities:
Current liabilities	$128.5	$126.5
Long-term debt and financing obligation	641.6	673.9
Long-term payable to Non-Guarantor subsidiaries	200.0	189.4
Other long-term liabilities	244.0	240.6
Total liabilities	$1,214.1	$1,230.4

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Such forward-looking statements are based on management’s beliefs, expectations and assumptions based upon information currently available, and include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities (including, among other things, anticipated expansion into the foundry coke market), the influence of competition, and the effects of future legislation or regulations. Forward-looking statements also include statements regarding the potential, assumed, or expected future impacts of COVID-19 and related economic conditions on our business, financial condition and results of operations, and/or potential operating performance. In addition, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing. Forward-looking statements are not guarantees of future performance, but are based upon the current knowledge, beliefs and expectations of SunCoke management, and upon assumptions by SunCoke concerning future conditions, any or all of which ultimately may prove to be inaccurate.
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
•consolidation of major customers
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since our Annual Report on Form 10-K for the year ended December 31, 2020. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2021.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2021, $96.3 million remains available under the authorized repurchase program.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2016, File No. 001-35243)

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Interim Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Interim Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosures

99.1*	SunCoke Energy Partners Finance Corp. Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on April 28, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	April 28, 2021	By:	/s/ Allison S. Lausas
Allison S. Lausas
Interim Senior Vice President, Chief Financial Officer and Controller (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)