Form 10-Q
period 2021-09-30
SunCoke Energy, Inc.
filed 2021-11-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of October 29, 2021, there were 83,081,152 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$366.5	$302.2	$1,090.7	$1,022.9
Costs and operating expenses
Cost of products sold and operating expenses	277.3	238.3	829.9	805.2
Selling, general and administrative expenses	15.3	18.4	48.3	51.1
Depreciation and amortization expense	32.5	33.5	99.0	101.7
Total costs and operating expenses	325.1	290.2	977.2	958.0
Operating income	41.4	12.0	113.5	64.9
Interest expense, net	7.9	13.7	34.8	43.2
(Gain) loss on extinguishment of debt	—	(0.5)	31.9	(3.4)
Income (loss) before income tax expense	33.5	(1.2)	46.8	25.1
Income tax expense	9.4	0.2	12.0	12.8
Net income (loss)	24.1	(1.4)	34.8	12.3
Less: Net income attributable to noncontrolling interests	1.1	1.3	4.1	3.6
Net income (loss) attributable to SunCoke Energy, Inc.	$23.0	$(2.7)	$30.7	$8.7
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.28	$(0.03)	$0.37	$0.10
Diluted	$0.27	$(0.03)	$0.37	$0.10
Weighted average number of common shares outstanding:
Basic	83.0	82.8	83.0	83.1
Diluted	83.8	82.8	83.6	83.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in millions)
Net income (loss)	$24.1	$(1.4)	$34.8	$12.3
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	0.1	0.1	0.3	0.1
Currency translation adjustment	(1.0)	(0.4)	(0.8)	(1.9)
Comprehensive income (loss)	23.2	(1.7)	34.3	10.5
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.3	4.1	3.6
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$22.1	$(3.0)	$30.2	$6.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$54.6	$48.4
Receivables, net	60.1	46.3
Inventories	129.3	126.6
Income tax receivable	0.5	5.5
Other current assets	6.1	2.9
Total current assets	250.6	229.7
Properties, plants and equipment (net of accumulated depreciation of $1,127.1 million and $1,032.9 million at September 30, 2021 and December 31, 2020, respectively)	1,288.1	1,328.0
Intangible assets, net	35.7	37.2
Deferred charges and other assets	18.8	18.5
Total assets	$1,593.2	$1,613.4
Liabilities and Equity
Accounts payable	$122.1	$104.1
Accrued liabilities	50.6	49.8
Current portion of financing obligation	3.1	3.0
Interest payable	6.7	2.0
Total current liabilities	182.5	158.9
Long-term debt and financing obligation	597.8	673.9
Accrual for black lung benefits	62.7	60.0
Retirement benefit liabilities	23.2	24.7
Deferred income taxes	165.1	159.3
Asset retirement obligations	12.1	11.4
Other deferred credits and liabilities	26.1	24.3
Total liabilities	1,069.5	1,112.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,485,634 and 98,177,941 shares at September 30, 2021 and December 31, 2020, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both September 30, 2021 and December 31, 2020	(184.0)	(184.0)
Additional paid-in capital	719.4	715.7
Accumulated other comprehensive loss	(17.6)	(17.1)
Retained deficit	(31.1)	(46.6)
Total SunCoke Energy, Inc. stockholders’ equity	487.7	469.0
Noncontrolling interest	36.0	31.9
Total equity	523.7	500.9
Total liabilities and equity	$1,593.2	$1,613.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$34.8	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	99.0	101.7
Deferred income tax expense	5.8	15.4
Payments in excess of expense for postretirement plan benefits	(1.2)	(1.4)
Share-based compensation expense	4.3	2.9
Loss (gain) on extinguishment of debt	31.9	(3.4)
Changes in working capital pertaining to operating activities:
Receivables, net	(13.8)	12.7
Inventories	(3.4)	17.3
Accounts payable	13.3	(38.8)
Accrued liabilities	0.2	(3.3)
Interest payable	4.7	11.7
Income taxes	5.0	(5.2)
Other	3.4	1.2
Net cash provided by operating activities	184.0	123.1
Cash Flows from Investing Activities:
Capital expenditures	(52.1)	(53.4)
Other investing activities	—	(1.4)
Net cash used in investing activities	(52.1)	(54.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500.0	—
Repayment of long-term debt	(609.3)	(15.8)
Proceeds from revolving facility	581.1	407.9
Repayment of revolving facility	(567.4)	(446.9)
Repayment of financing obligation	(2.2)	(2.1)
Debt issuance costs	(12.0)	—
Dividends paid	(15.1)	(15.0)
Shares repurchased	—	(7.0)
Other financing activities	(0.8)	(0.5)
Net cash used in financing activities	(125.7)	(79.4)
Net increase (decrease) in cash and cash equivalents	6.2	(11.1)
Cash and cash equivalents at beginning of period	48.4	97.1
Cash and cash equivalents at end of period	$54.6	$86.0
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $0.4 million and $0.1 million, respectively	$26.6	$28.0
Income taxes paid, net of refunds of $2.9 million and $0.3 million, respectively	$1.3	$2.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2021	98,392,059	$1.0	15,404,482	$(184.0)	$717.1	$(16.7)	$(49.0)	$468.4	$34.9	$503.3
Net income	—	—	—	—	—	—	23.0	23.0	1.1	24.1
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Share-based compensation expense	—	—	—	—	2.0	—	—	2.0	—	2.0
Share issuances, net of shares withheld for taxes	93,575	—	—	—	0.3	—	—	0.3	—	0.3
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
At September 30, 2021	98,485,634	$1.0	15,404,482	$(184.0)	$719.4	$(17.6)	$(31.1)	$487.7	$36.0	$523.7

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2020
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.1	$(15.9)	$(28.8)	$486.4	$29.1	$515.5
Net (loss) income	—	—	—	—	—	—	(2.7)	(2.7)	1.3	(1.4)
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Share-based compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
At September 30, 2020	98,172,557	$1.0	15,404,482	$(184.0)	$714.7	$(16.2)	$(36.6)	$478.9	$30.4	$509.3

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	30.7	30.7	4.1	34.8
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.3	—	0.3	—	0.3
Currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Share-based compensation expense	—	—	—	—	4.3	—	—	4.3	—	4.3
Share issuances, net of shares withheld for taxes	307,693	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Dividends	—	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
At September 30, 2021	98,485,634	$1.0	15,404,482	$(184.0)	$719.4	$(17.6)	$(31.1)	$487.7	$36.0	$523.7

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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. Inventories
The components of inventories were as follows:

	September 30, 2021	December 31, 2020

	(Dollars in millions)
Coal	$69.0	$60.6
Coke	13.5	21.1
Materials, supplies and other	46.8	44.9
Total inventories	$129.3	$126.6
3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both September 30, 2021 and December 31, 2020, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		September 30, 2021			December 31, 2020
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	3	$6.7	$4.9	$1.8	$6.7	$4.5	$2.2
Permits	21	31.7	2.8	28.9	31.7	1.7	30.0
Other	29	1.6	—	1.6	1.6	—	1.6
Total		$40.0	$7.7	$32.3	$40.0	$6.2	$33.8
Total amortization expense for intangible assets subject to amortization was $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2020, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $9.4 million and $12.0 million for the three months and nine months ended September 30, 2021, respectively, resulting in effective tax rates of 28.1 percent and 25.6 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference between the Company’s effective tax rates and the statutory rate reflects the impact of state taxes and disallowed expenses slightly offset by net income attributable to noncontrolling interest in our Indiana Harbor partnership for the three and nine months ended September 30, 2021. Additionally, during the nine months ended September 30, 2021 the Company's effective tax rate reflects changes in state tax laws, resulting in a state tax benefit of $1.3 million.
The Company recorded income tax expense of $0.2 million and $12.8 million for the three and nine months ended September 30, 2020, respectively, resulting in effective tax rates of (16.7) percent and 51.0 percent, respectively, as compared to the 21.0 percent federal statutory rate. The difference between the Company's effective tax rate and the federal statutory rate during the three months ended September 30, 2020 was primarily the result of state tax rates. The difference between the Company's effective tax rate and the federal statutory rate during the nine months ended September 30, 2020 were primarily driven by the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in $6.5 million of deferred income tax expense. Additionally, the tax law passed in response to COVID-19, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted March 27, 2020, allowed the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result, SunCoke recorded a tax benefit of $1.5 million during the nine months ended September 30, 2020.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020

	(Dollars in millions)
Accrued benefits	$19.3	$18.3
Current portion of postretirement benefit obligation	2.8	2.8
Other taxes payable	11.7	9.8
Current portion of black lung liability	4.6	4.6
Accrued legal	4.8	6.4
Current portion of lease liabilities	2.2	2.2
Other	5.2	5.7
Total accrued liabilities	$50.6	$49.8
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	September 30, 2021	December 31, 2020

	(Dollars in millions)
4.875 percent senior notes, due 2029 ("2029 Senior Notes")	$500.0	$—
7.500 percent senior notes, due 2025 ("2025 Senior Notes")	—	587.3
$350.0 million revolving credit facility, due 2026 ("Revolving Facility")	102.0	88.3
5.346 percent financing obligation, due 2024	12.7	14.9
Total borrowings	614.7	690.5
Original issue discount	—	(3.3)
Debt issuance costs	(13.8)	(10.3)
Total debt and financing obligation	$600.9	$676.9
Less: current portion of financing obligation	3.1	3.0
Total long-term debt and financing obligation	$597.8	$673.9

Issuance of 2029 Senior Notes
On June 22, 2021, the Company issued $500.0 million aggregate principal amount of senior secured notes with an interest rate of 4.875 percent due in June 2029. The Company received proceeds of $500.0 million from the issuance and incurred debt issuance costs related to this transaction of $10.4 million, which are included in long-term debt and financing obligation, net of amortization, on the Consolidated Balance Sheets as of September 30, 2021. The 2029 Senior Notes are the senior secured obligations of the Company. Interest on the 2029 Senior Notes is payable semi-annually in cash in arrears on June 30 and December 30 of each year, commencing on December 30, 2021. The Company may redeem some or all of the 2029 Senior Notes at its option, in whole or part, at the dates and amounts set forth in the applicable indenture.
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
Purchase and Redemption of 2025 Senior Notes
During the second quarter of 2021, pursuant to the applicable indenture with The Bank of New York Mellon Corporation as trustee ("Trustee"), the Trustee delivered redemption notices to holders of the 2025 Senior Notes. The principal amount of the 2025 Senior Notes redeemed was $587.3 million, which represented all of the outstanding principal of the 2025

Senior Notes at 100 percent. On June 22, 2021, the proceeds required for redemption, including the applicable premium and accrued interest totaling $612.1 million, were irrevocably deposited with the Trustee, at which time the 2025 Senior Notes were fully satisfied and discharged, and held by the Trustee until the date of redemption, July 8, 2021. As a result, during the nine months ended September 30, 2021, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $31.1 million, which consisted of the premium paid of $22.0 million and the write-off of unamortized debt issuance costs of $6.1 million and the remaining original issue discount of $3.0 million.
Revolving Facility
On June 22, 2021, in conjunction with the issuance of the 2029 Senior Notes, the Company amended and extended the maturity of its Revolving Facility from August 2024 to June 2026 and reduced its capacity by $50.0 million to $350.0 million, resulting in additional debt issuance costs of $1.6 million, which are included in long-term debt and financing obligation, net of amortization, on the Consolidated Balance Sheets as of September 30, 2021. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing the write-off of unamortized debt issuance costs, during the nine months ended September 30, 2021.
As of September 30, 2021, the Revolving Facility had letters of credit outstanding of $12.1 million and a $102.0 million outstanding balance, leaving $235.9 million available. Additionally, the Company has certain letters of credit totaling $11.5 million, which do not reduce the Revolving Facility's available balance.
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
As of September 30, 2021, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of September 30, 2021, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2021	$0.8
2022	3.2
2023	3.3
2024	5.4
2025	—
2026-Thereafter	602.0
Total	$614.7
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $67.3 million and $64.6 million at September 30, 2021 and December 31, 2020, respectively, of which the current portion of $4.6 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
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
8. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2021, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.

Restricted Stock Units Settled in Shares
The Company issued 463,476 stock-settled restricted stock units (“RSUs”) to certain employees to be settled in shares of the Company’s common stock during the nine months ended September 30, 2021. The weighted average grant date fair value was $6.77 per unit and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the nine months ended September 30, 2021, for which the service period will end on December 31, 2023 and will vest during the first quarter of 2024. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

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
The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2021 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2021.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2021, the Company issued 230,056 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date and are part of the SunCoke LTPEP. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2021 was $6.68 per unit and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.4 million at September 30, 2021 and $1.1 million at December 31, 2020.
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
The Company issued awards with an aggregate grant date fair value of $2.1 million during the nine months ended September 30, 2021, for which the service period will end on December 31, 2023 and will vest during the first quarter of 2024. The service period for certain retiree eligible participants is accelerated. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The 2021 awards are not subject to the Company's three-year TSR Modifier performance.
The cash incentive award liability at September 30, 2021 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $3.2 million at September 30, 2021 and $1.3 million at December 31, 2020.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	September 30, 2021
	Compensation Expense(1)				Unrecognized Compensation Cost	Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
Stock Options	$—	$—	$—	$0.3	$0.1	0.4
RSUs	0.7	0.5	1.7	1.4	0.9	0.8
PSUs	1.2	0.1	2.4	1.1	2.8	1.3
Total equity awards	$1.9	$0.6	$4.1	$2.8
Liability Awards:
Cash RSUs	$0.2	$0.2	$1.3	$0.3	1.3	1.7
Cash incentive award	1.1	0.3	2.4	0.6	4.0	1.6
Total liability awards	$1.3	$0.5	$3.7	$0.9
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.2 million and $0.1 million of share-based compensation to the Company's Board of Directors during both the nine months ended September 30, 2021 and 2020, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.0	82.8	83.0	83.1
Add: Effect of dilutive share-based compensation awards	0.8	—	0.6	0.1
Weighted-average number of shares-diluted	83.8	82.8	83.6	83.2

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Shares in millions)
Stock options	2.2	3.1	2.8	3.1
Restricted stock units	—	0.4	—	0.3
Performance stock units	—	0.5	—	0.3
Total	2.2	4.0	2.8	3.7
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2021 and December 31, 2020 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2021 and December 31, 2020, the fair value of the Company’s total debt was estimated to be $613.5 million and $683.9 million, respectively, compared to a carrying amount of $614.7 million and $690.5 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements with Cliffs Steel and U.S. Steel, who are two of the largest blast furnace steelmakers in North America. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of September 30, 2021, our coke sales agreements have approximately 14.5 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately six years.
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
Estimated take-or-pay revenue of approximately $32.5 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2021.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$325.4	$275.8	$969.7	$937.3
Energy	14.1	11.2	42.7	36.3
Logistics	16.9	8.0	49.3	24.0
Operating and licensing fees	9.2	7.1	26.7	22.8
Other	0.9	0.1	2.3	2.5
Sales and other operating revenue	$366.5	$302.2	$1,090.7	$1,022.9
The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel(1)	$240.4	$749.1
U.S. Steel	54.0	157.9
Other	72.1	183.7
Sales and other operating revenue	$366.5	$1,090.7

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020

	(Dollars in millions)
Sales and other operating revenue:
AM USA(1)	$154.2	$530.3
Cliffs Steel / AK Steel(1)	79.0	276.7
U.S. Steel	49.4	159.3
Other	19.6	56.6
Sales and other operating revenue	$302.2	$1,022.9
(1)In March 2020, Cliffs completed the acquisition of AK Steel Holding Corporation ("AK Steel"), and subsequently changed the name of AK Steel to Cleveland-Cliffs Steel Holding Corporation. In December 2020, Cliffs completed the acquisition of ArcelorMittal USA LLC ("AM USA"), and subsequently changed the name of AM USA to Cleveland-

Cliffs Steel LLC. Collectively, we refer to Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC as "Cliffs Steel."
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which also includes activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment and exclude taxes.
The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$340.3	$287.1	$1,014.2	$975.8
Brazil Coke	9.2	7.1	26.7	22.8
Logistics	17.0	8.0	49.8	24.3
Logistics intersegment sales	6.3	5.0	20.3	16.8
Elimination of intersegment sales	(6.3)	(5.0)	(20.3)	(16.8)
Total sales and other operating revenues	$366.5	$302.2	$1,090.7	$1,022.9

Adjusted EBITDA:
Domestic Coke	$65.1	$48.7	$190.0	$173.7
Brazil Coke	4.5	3.2	13.0	10.5
Logistics	11.6	4.3	33.9	10.6
Corporate and Other(1)	(7.3)	(8.4)	(24.4)	(25.9)
Total Adjusted EBITDA	$73.9	$47.8	$212.5	$168.9

Depreciation and amortization expense:
Domestic Coke	$28.8	$29.8	$87.9	$90.7
Brazil Coke	0.1	0.2	0.3	0.4
Logistics	3.3	3.2	9.9	9.6
Corporate and Other	0.3	0.3	0.9	1.0
Total depreciation and amortization expense	$32.5	$33.5	$99.0	$101.7

Capital expenditures:
Domestic Coke	$16.4	$12.4	$43.8	$44.6
Brazil Coke	—	0.1	0.1	0.2
Logistics	2.0	4.0	8.2	8.6
Total capital expenditures	$18.4	$16.5	$52.1	$53.4
(1)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.6 million and $5.0 million during the three and nine months ended September 30, 2021, respectively, as well as $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively.

Additionally, Corporate and Other includes foundry related research and development costs of $0.9 million and $2.3 million during the three and nine months ended September 30, 2020, respectively.
The following table sets forth the Company's segment assets:

	September 30, 2021	December 31, 2020

	(Dollars in millions)
Segment assets
Domestic Coke	$1,345.2	$1,358.9
Brazil Coke	16.9	17.7
Logistics	198.4	199.5
Corporate and Other	32.2	31.8
Segment assets, excluding income tax receivable	1,592.7	1,607.9
Tax assets	0.5	5.5
Total assets	$1,593.2	$1,613.4
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
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy, Inc.	$23.0	$(2.7)	$30.7	$8.7
Add: Net income attributable to noncontrolling interests	1.1	1.3	4.1	3.6
Net income (loss)	$24.1	$(1.4)	$34.8	$12.3
Add:
Depreciation and amortization expense	32.5	33.5	99.0	101.7
Interest expense, net	7.9	13.7	34.8	43.2
(Gain) loss on extinguishment of debt	—	(0.5)	31.9	(3.4)
Income tax expense	9.4	0.2	12.0	12.8
Restructuring costs(1)	—	2.3	—	2.3
Adjusted EBITDA	$73.9	$47.8	$212.5	$168.9
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	2.1	2.3	7.0	6.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$71.8	$45.5	$205.5	$162.3
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
Our core business model is predicated on providing steelmakers an alternative to investing capital in their own captive coke production facilities. We direct our marketing efforts principally towards steelmaking customers that require coke for use in their blast furnaces. Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. ("Cliffs") and collectively referred to as "Cliffs Steel," and United States Steel Corporation ("U.S. Steel"). Cliffs Steel and U.S. Steel are two of the largest blast furnace steelmakers in North America. These coke sales agreements have a weighted average remaining term of approximately six years based on contracted tons and contain pass-through provisions for costs we incur in the cokemaking process, including coal costs (subject to meeting contractual coal-to-coke yields), operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. The coal component of the Jewell coke price is based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales.
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

U.S. steel production utilization rates have continued to strengthen throughout 2021, increasing from 75 percent in January 2021 to 85 percent in September 2021, benefiting our steelmaking customers. We expect U.S. steel production utilization rates to remain stable in the fourth quarter of 2021. Additionally, an increase in global steel demand has benefited our export coke sales.
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
The following table sets forth information about our cokemaking facilities and our coke and energy sales agreements as of September 30, 2021:

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
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index Report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index ("API6 index price"), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Increased demand for energy in Europe and decreased global supply of natural gas has resulted in an increase in global demand for coal and an increase in API2 prices in 2021. This has resulted in a strong export coal market and higher export coal volumes through CMT as compared to 2020. The API2 forward curve projections indicate continued strength in the coal export market for the remainder of 2021 as global coal demand continues to increase.
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
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2021	2020		2021	2020
	(Dollars in millions)
Net income (loss)	$24.1	$(1.4)	$25.5	$34.8	$12.3	$22.5
Net cash provided by operating activities	$79.4	$74.5	$4.9	$184.0	$123.1	$60.9
Adjusted EBITDA	$73.9	$47.8	$26.1	$212.5	$168.9	$43.6
Results for the three and nine months ended September 30, 2021 reflect strong operating performance driven by an increase in volumes in our Logistics segment and the successful execution of our export and foundry coke initiatives. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
Recent Developments and Items Impacting Comparability
•Debt Refinancing. During the second quarter of 2021, the Company refinanced its debt obligations. The Company issued $500.0 million of 4.875 percent 2029 Senior Notes, amended and extended the maturity of its Revolving Facility to June 2026 and reduced the Revolving Facility capacity by $50.0 million to $350.0 million. The Company used the proceeds of the 2029 Senior Notes along with borrowings under the Company's Revolving Facility to purchase and redeem all of the 7.500 percent 2025 Senior Notes. As a result of the debt refinancing and revolver amendment, the nine months ended September 30, 2021 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $31.9 million, which consisted of the premium paid of $22.0 million and the write-off of unamortized debt issuance costs of $6.9 million and the remaining original issue discount of $3.0 million. See Note 6 to our consolidated financial statements for further discussion of the debt refinancing.
•2021 Guidance. In July 2021, SunCoke increased expected 2021 Adjusted EBITDA to be between $255 million to $265 million, up from $215 million to $230 million, as a result of higher volumes through CMT driven by increased global demand for coal and an increase in API2 prices. Based on third quarter financial results and the expected continued strength of the global coal and steel markets, SunCoke expects to modestly exceed the high end of our guidance range in 2021.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		2021	2020

	(Dollars in millions)
Revenues
Sales and other operating revenue	$366.5	$302.2	$64.3	$1,090.7	$1,022.9	$67.8
Costs and operating expenses
Cost of products sold and operating expenses	277.3	238.3	39.0	829.9	805.2	24.7
Selling, general and administrative expenses	15.3	18.4	(3.1)	48.3	51.1	(2.8)
Depreciation and amortization expense	32.5	33.5	(1.0)	99.0	101.7	(2.7)
Total costs and operating expenses	325.1	290.2	34.9	977.2	958.0	19.2
Operating income	41.4	12.0	29.4	113.5	64.9	48.6
Interest expense, net	7.9	13.7	(5.8)	34.8	43.2	(8.4)
(Gain) loss on extinguishment of debt	—	(0.5)	0.5	31.9	(3.4)	35.3
Income (loss) before income tax expense	33.5	(1.2)	34.7	46.8	25.1	21.7
Income tax expense	9.4	0.2	9.2	12.0	12.8	(0.8)
Net income (loss)	24.1	(1.4)	25.5	34.8	12.3	22.5
Less: Net income attributable to noncontrolling interests	1.1	1.3	(0.2)	4.1	3.6	0.5
Net income (loss) attributable to SunCoke Energy, Inc.	$23.0	$(2.7)	$25.7	$30.7	$8.7	$22.0

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2021 compared to the same prior year periods driven by higher volumes in our Domestic Coke segment, partially offset by the pass-through of lower coal prices. Additionally, sales and other operating revenues increased with higher volumes in our Coal Logistics segment. Costs of our Logistics business are largely fixed, and therefore higher Logistics sales volumes resulted in improved margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses benefited during the three and nine months ended September 30, 2021 from the absence of research and development costs related to foundry coke production incurred during prior year periods of $0.9 million and $2.3 million, respectively, as well as the absence of $2.3 million of restructuring costs in both the three and nine months ended September 30, 2021 as compared to the same prior year periods. Additionally, professional services and legal costs were lower during the three and nine months ended September 30, 2021 by approximately $1.2 million and $3.4 million, respectively, as compared to the same prior year periods, These benefits were partially offset by higher employee related costs during the three and nine months ended September 30, 2021, and unfavorable period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share prices during the nine months ended September 30, 2021 as compared to the same prior year periods.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and nine months ended September 30, 2021 was reasonably consistent period over period.
Interest Expense, Net. Interest expense, net benefited during the three and nine months ended September 30, 2021 from lower interest rates as a result of the debt refinancing that occurred during the second quarter of 2021 and lower average debt balances on the Revolving Facility. See Note 6 to our consolidated financial statements for further detail.
Income Tax Expense. Income tax expense during the nine months ended September 30, 2021 reflects the impacts of certain changes in state tax laws, resulting in a state tax benefit of $1.3 million. The nine months ended September 30, 2020 reflects the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in deferred income tax expense of $6.5 million, partly offset by a $1.5 million benefit as result of the Coronavirus Aid, Relief, and Economic Security Act. Excluding these discrete items, SunCoke's effective tax rate has remained consistent. See Note 4 to our consolidated financial statements for further detail.

Noncontrolling Interest. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		2021	2020

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$340.3	$287.1	$53.2	$1,014.2	$975.8	$38.4
Brazil Coke	9.2	7.1	2.1	26.7	22.8	3.9
Logistics	17.0	8.0	9.0	49.8	24.3	25.5
Logistics intersegment sales	6.3	5.0	1.3	20.3	16.8	3.5
Elimination of intersegment sales	(6.3)	(5.0)	(1.3)	(20.3)	(16.8)	(3.5)
Total sales and other operating revenues	$366.5	$302.2	$64.3	$1,090.7	$1,022.9	$67.8
Adjusted EBITDA(1):
Domestic Coke	$65.1	$48.7	$16.4	$190.0	$173.7	$16.3
Brazil Coke	4.5	3.2	1.3	13.0	10.5	2.5
Logistics	11.6	4.3	7.3	33.9	10.6	23.3
Corporate and Other, including legacy costs, net(2)	(7.3)	(8.4)	1.1	(24.4)	(25.9)	1.5
Total Adjusted EBITDA	$73.9	$47.8	$26.1	$212.5	$168.9	$43.6
Coke Operating Data:
Domestic Coke capacity utilization	100%	82%	18%	101%	92%	9%
Domestic Coke production volumes (thousands of tons)	1,041	877	164	3,131	2,933	198
Domestic Coke sales volumes (thousands of tons)	1,056	868	188	3,157	2,909	248
Domestic Coke Adjusted EBITDA per ton(3)	$61.65	$56.11	$5.54	$60.18	$59.71	$0.47
Brazilian Coke production—operated facility (thousands of tons)	426	301	125	1,268	981	287
Logistics Operating Data:
Tons handled (thousands of tons)	4,940	3,346	1,594	15,344	10,413	4,931
(1)See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2021 and 2020.
(2)Corporate and Other includes activity from our legacy coal mining business, which contributed Adjusted EBITDA losses of $1.6 million and $5.0 million during the three and nine months ended September 30, 2021, respectively, and $1.3 million and $5.8 million during the three and nine months ended September 30, 2020, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $0.9 million and $2.3 million during the three and nine months ended September 30, 2020, respectively.
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
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2021 vs. 2020		Nine Months Ended September 30, 2021 vs. 2020
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$287.1	$48.7	$975.8	$173.7
Volume(1)	56.3	14.8	78.5	17.9
Price(2)	(6.2)	3.7	(47.8)	(1.4)
Operating and maintenance costs	N/A	(4.3)	N/A	(6.0)
Energy and other(3)	3.1	2.2	7.7	5.8
Current year period	$340.3	$65.1	$1,014.2	$190.0
(1)Volumes improved due to the absence of volume relief provided to our customers impacted by the COVID-19 pandemic in 2020 as well as the success of our foundry coke and export coke sales initiatives.
(2)The decline in price impacting revenues and Adjusted EBITDA was primarily related to the pass through of lower coal prices on our long-term, take-or-pay agreements, which also resulted in lower coal-to-coke yields. The decline in price impacting Adjusted EBITDA was more than offset in the three months ended September 30, 2021 as a result of favorable export coke pricing.
(3)Energy and other increased primarily due to favorable energy pricing and volumes.
Logistics
During the three and nine months ended September 30, 2021, revenues were $23.3 million and $70.1 million, respectively, compared to $13.0 million and $41.1 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and nine months ended September 30, 2021 was $11.6 million and $33.9 million, respectively, compared to $4.3 million and $10.6 million, respectively, in the corresponding prior year periods. Increases in Logistics results as compared to the same prior year periods reflect higher sales volumes and favorable pricing at CMT as a result of the improved export coal market as well as the handling of iron ore.
Brazil
During the three and nine months ended September 30, 2021, revenues were $9.2 million and $26.7 million, respectively, compared to $7.1 million and $22.8 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and nine months ended September 30, 2021 was $4.5 million and $13.0 million, respectively, compared to $3.2 million and $10.5 million, respectively, in the corresponding prior year periods. Increases during the current year periods reflect higher volumes as compared to the same prior year periods as well as production bonuses for meeting certain volume targets during the current year periods.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $7.3 million and $24.4 million for the three and nine months ended September 30, 2021, respectively, and $8.4 million and $25.9 million for the three and nine months ended September 30, 2020, respectively. The three and nine months ended September 30, 2021 benefited from the absence of $0.9 million and $2.3 million, respectively, of foundry related research and development costs incurred in 2020, as well as lower professional services as compared to the same prior year periods. These benefits were partially offset by higher employee related costs during the three and nine months ended September 30, 2021 as compared to the same prior year periods, and unfavorable period-over-period, mark-to-market adjustments in deferred compensation driven by changes in the Company's share prices during the nine months ended September 30, 2021.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. However, the Company continues to evaluate whether any borrowings or other actions are needed to safeguard the business amidst the fluid market conditions and the uncertainty around the magnitude and duration of the COVID-19 pandemic. As of September 30, 2021, we had $54.6 million of cash and cash equivalents and $235.9 million of borrowing availability under our Revolving Facility.
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
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke to provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. See further discussion in Note 7 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(Dollars in millions)
Net cash provided by operating activities	$184.0	$123.1
Net cash used in investing activities	(52.1)	(54.8)
Net cash used in financing activities	(125.7)	(79.4)
Net increase (decrease) in cash and cash equivalents	$6.2	$(11.1)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $60.9 million to $184.0 million for the nine months ended September 30, 2021 as compared to the corresponding prior year period, reflecting higher operating results in both our coke and our logistics businesses. Additionally, operating activities during the current year period reflect certain income tax refunds received in connection with the CARES act as well as a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, driven by timing of coal purchases. The increase was partially offset by an unfavorable year-over-year change in interest payable as a result of the debt refinancing that occurred in the second quarter of 2021 and further described in Note 6 to our consolidated financial statements.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $2.7 million to $52.1 million for the nine months ended September 30, 2021 as compared to the corresponding prior year period, driven by lower capital spending further discussed in Capital Requirements and Expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $125.7 million for the nine months ended September 30, 2021 as compared to $79.4 million in the corresponding prior year period. During the nine months ended September 30, 2021, the Company refinanced its debt, further described below and in Note 6 to our consolidated financial statements, with no significant net impact on total debt balances. In conjunction with this refinancing, the Company paid a premium of $22.0 million, included in repayment of long-term debt on the consolidated statements of cash flows, as well as $12.0 million of debt issuance costs. The Company also made net repayments on its Revolving Facility of $73.6 million, excluding the funding of the refinancing, and made dividend payments of $15.1 million.
The prior year period reflects net repayments of $39.0 million on the Revolving Facility, $15.8 million of cash payments to redeem $19.5 million face value of 2025 Senior Notes, dividend payments of $15.0 million, and share repurchases of $7.0 million under the repurchase program discussed in Item 2 of Part II.

Dividends
On July 26, 2021, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on September 1, 2021, to stockholders of record on August 18, 2021.
Additionally, on November 1, 2021, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on December 1, 2021, to stockholders of record on November 18, 2021.
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
Maturities
As of September 30, 2021, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2021	$0.8
2022	3.2
2023	3.3
2024	5.4
2025	—
2026-Thereafter	602.0
Total	$614.7
Covenants
As of September 30, 2021, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes ongoing capital expenditures and environmental remediation projects:

	Nine Months Ended September 30,
	2021	2020

	(Dollars in millions)
Ongoing capital	$44.6	$44.7
Expansion capital(1)	7.5	8.7
Total capital expenditures(2)	$52.1	$53.4
(1)Includes capital spending in connection with the foundry cokemaking growth project, including $0.4 million of interest capitalized for the nine months ended September 30, 2021.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
In 2021, we expect our capital expenditures to be approximately $90 million.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2021. Please refer to our Annual Report on Form 10-K filed on February 25, 2021 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the nine months ended September 30, 2021.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2021 and 2020, respectively.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Operations	Issuer and Guarantor Subsidiaries
	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
	(Dollars in millions)
Revenues	$812.5	$962.6
Costs and operating expenses	713.1	906.6
Operating income	99.4	56.0
Net income (loss)	$16.7	$(6.6)

Balance Sheets	Issuer and Guarantor Subsidiaries
	September 30, 2021	December 31, 2020
	(Dollars in millions)
Assets:
Cash	$19.9	$44.6
Current receivables from Non-Guarantor subsidiaries	19.5	14.2
Other current assets	164.8	162.1
Properties, plants and equipment, net	1,155.4	1,176.7
Other non-current assets	68.5	54.8
Total assets	$1,428.1	$1,452.4
Liabilities:
Current liabilities	$148.8	$126.5
Long-term debt and financing obligation	597.8	673.9
Long-term payable to Non-Guarantor subsidiaries	200.0	189.4
Other long-term liabilities	255.0	240.6
Total liabilities	$1,201.6	$1,230.4

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2021. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2021.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of September 30, 2021, $96.3 million remains available under the authorized repurchase program.
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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, filed with the Securities and Exchange Commission on November 1, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	November 1, 2021	By:	/s/ Michael G. Rippey
Michael G. Rippey
President and Chief Executive Officer (principal executive officer and principal financial officer)