Form 10-K
period 2021-12-31
SunCoke Energy, Inc.
filed 2022-02-24
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock on June 30, 2021 (based upon the closing price of $7.14 on June 30, 2021, the last trading day of the registrant's most recently completed second fiscal quarter, on the New York Stock Exchange) held by non-affiliates was approximately $589,390,492.
The number of shares of common stock outstanding as of February 18, 2022 was 83,111,938.
Portions of the SunCoke Energy, Inc. 2022 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

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
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We believe our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale and reducing the environmental impact. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities at that time. We have constructed the only greenfield cokemaking facilities in the U.S. in over 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process.
Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that use the hot flue gas created by the cokemaking process to generate electricity, which either is sold into the regional power market or to Cleveland-Cliffs Steel Holding Corporation pursuant to energy sales agreements. Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities, which use hot flue gas from the cokemaking process to produce steam for sale to customers pursuant to steam supply and purchase agreements. Granite City sells steam to United States Steel Corporation and Haverhill I provides steam, at minimal cost, to Altivia Petrochemicals, LLC.

The following table sets forth information about our cokemaking facilities:

Facility	Location	Year of Start Up	Use of Waste Heat	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Customer(3)	Contract Expiration	Contract Volume (thousands of tons)
Owned and Operated:
Middletown(2)	Middletown, Ohio	2011	Power generation	100	550	Cliffs Steel	December 2032	Capacity
Haverhill II	Franklin Furnace, Ohio	2008	Power generation	100	550	Cliffs Steel	June 2025	Capacity
Granite City	Granite City, Illinois	2009	Steam for power generation	120	650	U.S. Steel	December 2024	Capacity
Indiana Harbor	East Chicago, Indiana	1998	Heat for power generation	268	1,220	Cliffs Steel	October 2023	Capacity
Jewell	Vansant, Virginia	1962	Partially used for thermal coal drying	142	720	Cliffs Steel Algoma Steel(4)	December 2025 December 2026	400 / 150
Haverhill I	Franklin Furnace, Ohio	2005	Process steam	100	550
Total				830	4,240
Operated:
Vitória	Vitória, Brazil	2007	Steam for power generation	320	1,700	ArcelorMittal Brazil	January 2023	Capacity
Total				1,150	5,940
(1)Cokemaking nameplate capacity represents stated capacity for production of blast furnace coke equivalent production.
(2)The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.
(3)Contracted customers include Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as "Cliffs Steel," United States Steel Corporation ("U.S. Steel"), and Algoma Steel Inc. ("Algoma Steel").
(4)Under the long-term, take-or-pay agreement with Cliffs Steel, Jewell and Haverhill I supplied a combined 800 thousand tons in 2021 and will supply a combined 400 thousand tons annually for 2022 through 2025. Additionally, the long-term, take-pay-agreement between Haverhill I and Algoma Steel provides for coke supply to shift to Jewell.
Long-term, Take-or-Pay Agreements
Our coke sales are largely made pursuant to long-term, take-or-pay agreements, primarily with two customers in the U.S.: Cliffs Steel and U.S. Steel. Additionally, SunCoke entered into a five year take-or-pay agreement with Algoma Steel beginning in 2022, with average sales of approximately 150 thousand tons of blast furnace coke per year, further diversifying our customer base. These agreements require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. Our domestic capacity is largely consumed by these long-term agreements. Accordingly, spot prices for coke have a limited effect on our revenues.
Our long-term, take-or-pay coke sales agreements contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements. The coal component of the Jewell coke price has historically been fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales. Beginning in 2022, Jewell coal purchases will be passed through at actual cost rather than at the price of Haverhill's coal, consistent with our other long-term, take-or-pay agreements.
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
Foundry and Export Coke
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
Market Discussion
U.S. steel production utilization rates improved throughout 2021, benefiting our steelmaking customers. Utilization increased from 75 percent in January 2021 to 82 percent in December 2021. Additionally, an increase in global steel demand along with global coke trade imbalance has benefited our export coke sales.
Brazil Operations
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
Logistics Operations
Our logistics business consists of Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT"), Lake Terminal and Dismal River Terminal (“DRT”), and has the collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has storage capacity of more than 3 million tons. CMT is located in Convent, Louisiana, with strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually with its top of the line ship loader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone), petroleum coke and iron ore. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal and DRT provide coal handling and mixing services to SunCoke's Indiana Harbor and Jewell cokemaking operations, respectively.
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
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index Report ("API2 index price"), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index ("API6 index price"), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. Increased demand for energy in Europe and decreased global supply of natural gas has resulted in an increase in global demand for coal and an increase in API2 prices in 2021. This resulted in a strong export coal market and higher export coal volumes through CMT as compared to 2020.
Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.
Seasonality
Our revenues in our cokemaking business are largely tied to long-term, take-or-pay agreements and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather.  Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our domestic coke business. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for heat or air conditioning, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business. Additionally, operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 6.2 million tons of metallurgical coal in 2021. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs passed through to our customers in accordance with the applicable coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. In 2022, our metallurgical coal contracts are based on coke production requirements and do not contain a minimum annual purchase requirement. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions.

Transportation and Freight
For inbound transportation of metallurgical coal purchases, our facilities that access a single rail provider have long-term transportation agreements, and where necessary, coal-mixing agreements that run concurrently with the associated coke sales agreement for the facility. At facilities with multiple transportation options, including rail and barge, we enter into short-term transportation contracts from year to year. Delivery costs, and annual volume commitments included in certain agreements, are generally passed through to the customers.
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales under long-term, take-or-pay agreements from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements, which may include annual volume commitments, and are generally passed through to our customers. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies, including new product development, and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms and various others. Additionally, we have continued to successfully utilize our existing coke ovens to produce foundry coke in addition to our primary product of blast furnace coke.
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
We believe we are well-positioned to compete with other coke producers. Our Domestic Coke segment accounts for approximately 34 percent of the U.S. blast furnace coke market capacity. The majority of our current production from our cokemaking business is committed under long-term, take-or-pay agreements. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, re-contracting existing facilities, as well as the sale of coke in the export market. Our facilities were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Additionally, our technology allows us to produce heat that can be converted into steam or electrical power.
Logistics
The principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2021, CMT accounted for approximately 59 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 16 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
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
Human Capital Management
Each employee at SunCoke is part of our collaborative and complimentary team. We are committed to maintaining an inclusive workplace that brings out the best in all of us. We respect all employees for their unique expertise and welcome the ideas they bring from their individual experience, education and training. We continually strive to make our operations more efficient, while creating a respectful work environment for each team member. Company leadership and our Board of

Directors are actively involved in overseeing the Company’s human capital management programs. Our Chief Legal Officer & Chief Human Resources Officer, in partnership with local Human Resources and General Managers, sponsors the development and oversight of all human capital programs in the organization including: (i) culture, (ii) workforce composition, recruitment and our commitment to diversity, equity and inclusion, (iii) workforce stability, (iv) employee development and training, (v) benefits, (vi) talent management and total compensation, (vii) safety, and (viii) ethics and compliance.
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
Workforce Composition, Recruitment and Our Commitment to Diversity, Equity and Inclusion (“DEI”)
As of December 31, 2021, we have 848 employees in the U.S. Approximately 41 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various local collective bargaining agreements. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. Labor agreements at KRT, Lake Terminal, and Indiana Harbor will expire on April 30, 2022, June 30, 2022, and September 1, 2022, respectively. We will negotiate the renewal of these agreements in 2022 and do not anticipate any work stoppages.
As of December 31, 2021, we have 279 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2021, the labor agreement at our Vitória, Brazil facility was renewed for an additional year, and it expires on November 30, 2022.
We partner with reputable recruitment firms to fill key positions. Through those partnerships, we have a commitment to fill our candidate slates with a diverse group of candidates. SunCoke’s commitment to diversity recruiting in 2021 also included a partnership with Professional Diversity Network, which allows us to develop our talent pipeline directly from eight affinity networks. Hiring managers then focus on ensuring a diverse pool of candidates are considered for job postings. In 2021, we enhanced our diversity & inclusion training. For frontline leaders and all SunCoke management, the training was conducted by an outside firm to further develop the ability to foster diversity and inclusion and create an environment where everyone feels valued and has the opportunity to succeed.
Approximately 10 percent of the Company's global workforce is female and minorities represent approximately 17 percent of the Company's U.S. workforce. The tables below provide breakdowns of gender representation globally and racial/ethnic group representation for U.S. employees.

Gender Representation for Global Employees
	Female		Male
	Number of employees	Percent of employee level	Number of employees	Percent of employee level
Executive(1)	4	33%	8	67%
Non-Executive Management(2)	28	26%	78	74%
Senior Leaders(3)	32	27%	86	73%
Professionals(4)	35	37%	59	63%
All Other Employees(5)	44	5%	871	95%
Grand Total	111	10%	1016	90%

Racial/Ethnic Representation of US Employees
	Asian		Black or African American		Hispanic or Latino		White		Other
	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level	Number of employees	Percent of employee level
Executive(1)	1	8%	0	—%	0	—%	11	92%	0	—%
Non-Executive Management(2)	3	3%	4	4%	4	4%	84	88%	1	1%
Senior Leaders(3)	4	4%	4	4%	4	4%	95	87%	1	1%
Professionals(4)	2	3%	3	4%	3	4%	61	89%	0	—%
All Other Employees(5)	0	—%	70	10%	46	7%	546	82%	9	1%
Grand Total	6	1%	77	9%	53	6%	702	83%	10	1%
(1)Represents Executives/Senior Officers and Managers as defined by the EEO-1 Job Classification Guide
(2)Represents First/Mid Officers and Managers as defined by the EEO-1 Job Classification Guide
(3)Represents a weighted average of Executive Management and Non-Executive Management
(4)Represents Professionals and Administrative Support Workers as defined by the EEO-1 Job Classification Guide
(5)Represents all other classified employees as defined by the EEO-1 Job Classification Guide
Workforce Stability & Leadership Experience
Our commitment to employee retention through our talent management, benefits, performance management and total compensation programs is shown through our low regrettable turnover rate of less than 1 percent in 2021. The stability of our workforce is anchored by our experienced corporate leadership team along with our General Managers that lead the day-to-day operations at our facilities. Our leaders each have an average of nearly 20 years of leadership experience and an average tenure (or length of service) of over 10 years with SunCoke.
Employee Development & Training
SunCoke provides a robust training program that meets or exceeds all applicable regulatory requirements. We also provide specialized trainings on an as-needed basis for current topics throughout the year. Over the past several years, special training topics have included Active Shooter Preparedness, Harassment, Worker’s Compensation, Diversity and Inclusion, Conducting Effective Investigations, Retirement Planning and Substance Abuse Awareness.
SunCoke’s Personal Information & Privacy Policy outlines specific procedures to ensure that employees handle sensitive information in a secure and responsible manner. The Personal Information & Privacy Policy is updated to remain consistent with data security best practices. SunCoke utilizes a variety of information security training methods, including in-depth, periodic policy training, annual interactive video-based Code of Conduct training segments on data security best practices, and periodic security awareness communications that remind employees to stay vigilant with respect to data security.
We believe in developing our employees both within their daily roles and to be ready for their next assignment at SunCoke. Development occurs in the form of leadership training, stretch assignments, and on the job training. For example, in 2021 SunCoke partnered with a global leadership consulting firm to certify Human Resources managers to implement frontline leader training programs. The programs will focus on a number of areas that are essential for frontline leadership development, including training on high-quality decision making, communication, coaching, and improving workplace performance.
On an annual basis, we engage in succession management to ensure that development and training and development opportunities are identified for high performing talent, preparing potential successors for our most critical roles. Of the 147 positions filled in 2021, 59 (40 percent) were filled from within the Company.
In many cases, we take a hands-on approach to training at SunCoke. As we pursued entry into the foundry coke market, we primarily utilized intra-Company training of existing personnel to develop, implement, and execute this initiative. Leadership had the opportunity to provide many insights on topics from producing foundry to engaging new customers, highlighting the ability of our workforce to adjust to changing demands and grow with the Company. We pride ourselves on being a lean workforce that focuses on developing and promoting talent internally.
Benefits
We offer comprehensive health, welfare and retirement benefits. We also offer supplemental benefits programs designed to enhance the daily life and well-being of our employees, including: weight-loss, benefits services price-transparency, retirement planning education and coaching, paid-time off (including for community service), tuition reimbursement, health management for chronic conditions, a 24/7 employee assistance program and Identity Theft Protection.
Talent Management and Total Compensation
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
Safety
We live by the ethos: Think Safe. Act Safe. Be Safe.
Our top priority has always been the safety and health of our employees, contractors and visitors. With the onset of the COVID-19 pandemic, this became even more challenging as we worked to ensure workplace safety and health was maintained. In response to the pandemic in 2020, we established an internal task force of subject matter experts who initiated enhanced health and safety measures across our facilities and enacted a work from home program for all qualifying personnel. Each of our sites implemented screening procedures consistent with U.S. Centers for Disease Control and Prevention ("CDC") recommendations such as screening questionnaires and temperature checks for employees, contractors and other service providers. Additionally, to prevent workplace exposure to the virus, we adopted further protocols consistent with CDC, state and local guidance including mask wearing, social distancing, contact tracing and quarantine requirements. Many of these protocols have evolved and continued throughout 2021 in accordance with regulations from federal, state and local government agencies and taking into consideration CDC guidelines and other public health authorities.
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
Our target for Total Recordable Incident Rate ("TRIR") at SunCoke for 2021 was 0.8 company-wide, and at the end of the year, it was 0.76. We improved our safety performance from 2020 and continue to perform well above industry standards, as detailed below.
Our excellent safety record is best understood in comparison to industry-wide safety performance. According to the Bureau of Labor Statistics, the TRIR within our sector of Other Petroleum and Coal Products (Coke) Manufacturing was 3.1 for 2020. For comparison, it was 2.1 for the Iron and Steel Mills sector. Our year-over-year safety performance is consistently lower than average industry-wide rates, signaling fewer recordable incidents and demonstrating our strong commitment to safety. In a year especially filled with external stressors and distractions, we successfully managed to keep our employees focused on safety and the job at hand.

Year	Employee TRIR	Contractor TRIR
2019	0.9	0.8
2020	1.08	0.38
2021	0.77	0.75
Ethics & Compliance
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including senior financial officers and executives. Our Code of Business Conduct and Ethics, along with our Core Values, establish the principles that guide our daily actions to uphold the highest standards of ethical and legal behavior. Whether working with customers, vendors, business partners or neighbors, we always strive to act with integrity. All employees must complete annual training on our Code of Business Conduct and Ethics, which we review and update as needed. The most recent updates occurred in 2021. We educate all employees to avoid potential conflicts of interest. Our Prohibited Payments and Political Contributions Policy addresses payments made to U.S. officials, including campaign contributions. Our Gifts, Entertainment and Sponsored Travel Policy provides guidance regarding business courtesies, including reporting obligations and value limitations. We also have a Human Rights Policy, which affirms our commitment to a fair living wage for all employees.
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
•More stringent NAAQS for ambient nitrogen dioxide ("NO2") and sulfur dioxide ("SO2") went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In December 2017, EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the 1-hour SO2 NAAQS.
•In 2012, more stringent NAAQS for fine particulate matter ("PM"), or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5. These designations mean that no action is required for the facilities with respect to PM 2.5 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. If redesignated, we may be required to install additional pollution controls and incur greater costs of operating at those of our facilities located in areas that EPA determines to be non-attainment with the annual PM 2.5 NAAQS.
•In 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. The status of the area where the Indiana Harbor facility is located was challenged in litigation and upheld in July 2020. As a result of the same litigation, the status of the area where the Granite City facility is located was remanded to EPA, which finalized the area as nonattainment in January 2021. In December 2020, the Ohio Environmental Protection Agency ("Ohio EPA") informed stakeholders in the Cincinnati and Cleveland nonattainment areas, including the Middletown facility, that the agency anticipates those areas will be reclassified as moderate nonattainment areas by the U.S. EPA in late 2021. However, on November 17, 2021, Ohio EPA released for public comment a draft request to the U.S. EPA to redesignate the area where the Middletown facility is located as being in attainment with the 2015 ozone NAAQS based on updated air monitoring data. If the U.S. EPA denies the request for redesignation or does not approve the request before Ohio EPA promulgates new nonattainment area regulations, it is possible that the Middletown facility will be required to comply with those regulations. Nonattainment designations under the new standard and any future more stringent standard for ozone have two potential impacts: (1) demonstrating compliance with the standard using dispersion modeling for permitting new facilities or significant new projects may be more difficult; and (2) facilities operating in areas that are classified as moderate non-attainment areas may be required to install Reasonably Available Control Technology (“RACT”) or demonstrate that they already meet RACT standards. While we are not able to determine the extent to which this new standard will impact our business at this time, it presents a potential risk of having an impact on our operations.
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
•Wastewater and Stormwater. Our heat recovery cokemaking technology does not produce wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have non-process wastewater and/or stormwater discharge permits.
•Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. On the whole, our heat recovery cokemaking process does not generate substantial quantities of hazardous waste as is typically associated with by-product cokemaking. The material from periodic cleaning of heat recovery steam generators has been disposed of off-site as hazardous waste. Our facilities only generate wastes and do not have permits for waste transportation, storage or disposal.
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
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2021, we had an asset retirement obligation of $2.2 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Failure to comply with the regulatory requirements can result in sanctions.

•Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2021, we have posted $9.6 million in surety bonds or other forms of financial security for future reclamation.
Regulation of Operations
•Clean Air Act. The Clean Air Act and similar state laws and regulations affect our cokemaking operations, primarily through permitting and/or emissions control requirements relating to criteria pollutants and MACT standards. The Clean Air Act air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM, NO2, lead, ozone, and carbon monoxide; GHG rules; the Cross-State Air Pollution Rule; MACT emissions standards for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review.
◦The Clean Air Act requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards. Our cokemaking facilities are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016, EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017. EPA is required to finalize any changes to these MACT standards by December 26, 2022 pursuant to a settlement agreement with environmental groups. While we are not able to determine the extent to which any new standards would impact our business at this time, it presents a potential risk of having an impact on our operations and costs.
◦The Regional Haze program under the Clean Air Act requires that states submit State Implementation Plans that demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas. On November 5, 2020, the Virginia Department of Environmental Quality (“VDEQ”) requested that the Jewell facility conduct an analysis of potential controls for SO2 under the Regional Haze program. VDEQ is currently reviewing Jewell’s determination that no additional controls are feasible. While we are not able to determine the extent to which a different determination by VDEQ or EPA would impact our business at this time, it presents a potential risk of having an impact on our operations and costs at the Jewell facility.
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
◦The EPA has engaged in a rulemaking to regulate GHG emissions from existing and new coal fired power plants, and we expect continued legal challenges to this rulemaking and any future rulemaking for other industries. For instance, in August 2015, the EPA issued its final Clean Power Plan ("CPP") rules establishing carbon pollution standards for power plants. In February 2016, the U.S. Supreme

Court granted a stay of the implementation of the CPP before the U.S. Court of Appeals for the District of Columbia ("D.C. Circuit") issued a decision on the rule. In October 2017, the EPA proposed to repeal the CPP. EPA then proposed the Affordable Clean Energy ("ACE") rule as a replacement for the CPP in August 2018, which it finalized in June 2019. In 2020, various legal challenges to the ACE rule were filed, and in January 2021, the D.C. Circuit vacated EPA’s repeal and replacement of the CPP with the ACE rule and remanded the rulemaking to the agency. In October 2021, the U.S. Supreme Court granted a petition for certiorari to review the D.C. Circuit’s decision.
Currently, we do not anticipate these new or existing power plant GHG rules would apply directly to our facilities. However, the impact current and future GHG-related legislation and regulations have on us will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, whether an overall GHG emissions cap level is established, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources, and actions by the states in implementing these requirements. Any new GHG reduction laws on regulations that apply to us will likely require us to incur increased operating and capital costs and/or increased taxes on GHG emissions. We may not recover the costs related to compliance with regulatory requirements imposed on us from our customers due to limitations in our agreements. The imposition of a carbon tax or similar regulation could materially and adversely affect our revenues. Collectively, these requirements along with restrictions and requirements regarding the mining of all types of coal may reduce the volumes of coal that we manage and may ultimately adversely impact our revenues.
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
•Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, U.S. coal mine operator must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. SunCoke is not an active coal mine operator and does not perform or oversee coal mining. However, SunCoke has retained certain black lung liabilities associated with legacy coal operations. Our obligation related to black lung benefits at December 31, 2021 was $63.3 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.
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

Information about our Executive Officers
Our executive officers and their ages as of February 24, 2022, were as follows:

Michael G. Rippey	64	President and Chief Executive Officer
Katherine T. Gates	45	Senior Vice President, Chief Legal Officer and Chief Human Resources Officer
P. Michael Hardesty	59	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Bonnie M. Edeus	38	Vice President, Controller
Shantanu Agrawal	35	Vice President, Finance and Treasurer
John F. Quanci	60	Vice President, Chief Technology Officer
Michael G. Rippey. Mr. Rippey was appointed as Chief Executive Officer, President and a director of SunCoke Energy, Inc., effective December 1, 2017. At that time, he also was appointed as Chairman, Chief Executive Officer and President of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former sponsored master limited partnership. Prior to joining SunCoke, Mr. Rippey served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker) since 2015. From 2014 to 2015, he was Chairman of the Board of ArcelorMittal USA (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA’s President and Chief Executive Officer. Prior to that, he successfully rose through progressively responsible financial, commercial and administrative leadership roles at ArcelorMittal USA and its predecessor companies. He began his career with Inland Steel Company (a predecessor to ArcelorMittal USA) in 1984. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. [NASDAQ: ZEUS] (a leading U.S. metals service center), where he is a member of the Nominating Committee and serves as Chair of the Audit and Compliance Committee. In addition to ArcelorMittal USA, Mr. Rippey’s previous board service also includes the National Association of Manufacturers and the American Iron & Steel Institute, where he was a past Chairman of the Board.
Katherine T. Gates. Ms. Gates was appointed Senior Vice President, Chief Legal Officer and Chief Human Resource Officer effective November 14, 2019. Prior to that she was Senior Vice President, General Counsel and Chief Compliance Officer of SunCoke Energy, Inc. since October 22, 2015. Ms. Gates leads the Company’s environmental and sustainability function, including all Environmental, Social, and Governance matters. Ms. Gates joined SunCoke in February 2013 as Senior Health, Environment and Safety Counsel. She was promoted to Vice President and Assistant General Counsel in July 2014, where she focused on litigation, regulatory and commercial matters. Ms. Gates has been practicing law for two decades, and began her legal career in private practice as a Partner at Beveridge & Diamond, P.C. Ms. Gates served on the firm’s Management Committee, where she addressed budget, compensation, commercial, and other issues. Ms. Gates also co-chaired the civil litigation section of the firm’s Litigation Practice Group. In addition, from October 2015 through June 2019, Ms. Gates served as a director of SunCoke Energy Partners GP LLC, the general partner of our former master limited partnership subsidiary SunCoke Energy Partners, L.P.
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
Bonnie M. Edeus. Ms. Edeus was appointed as SunCoke Energy, Inc.’s Vice President and Controller in July, 2021. Ms. Edeus joined the Company in 2013 and has assumed increasing responsibility within financial leadership roles, most recently serving as Assistant Controller since January 2016. Ms. Edeus is a Certified Public Accountant and prior to coming to the Company, she worked in assurance services for BDO USA, LLP, the United States member firm of BDO International, a major global public accounting network, which she joined in 2007.
Shantanu Agrawal. Mr. Agrawal was appointed Vice President, Finance and Treasurer of SunCoke Energy, Inc. in July, 2021. Prior to that he was Director, Financial Performance & Analysis (“FP&A”) and Investor Relations. Mr. Agrawal began his career with SunCoke as an FP&A Analyst in 2014. He has been with SunCoke for more than seven years and has increasingly taken on more responsibilities and oversight over that period. Mr. Agrawal is an accomplished finance executive with a rich mix of finance, operations and strategic planning. In his current roles, Mr. Agrawal has led the Company’s finance function, including budgeting, forecasting, financial analysis, cash management and investor relations.

John F. Quanci. Dr. John F. Quanci joined SunCoke Energy, Inc. in October, 2010, and was appointed to his current position as Vice President, Chief Technology Officer in May, 2019. Prior to joining SunCoke, Dr. Quanci was Director, Corporate Technology of Sunoco, Inc. (a leading transportation fuel provider with interests in logistics). Dr. Quanci has over 30 years of domestic and international experience in process research, development, plant optimization, manufacturing, rebuilding/turnarounds, and taking new technologies from ideation to full production. Over the course of his career, Dr. Quanci has managed several major engineering and technology organizations both internal and external to the petroleum industry, including those of: Mobil Research, Mobil Oil, BP/Mobil, Exxon/Mobil, Rodel and Rohm and Haas Electronic Materials (now DuPont Electronic Materials). Dr. Quanci holds a Ph.D. in Chemical Engineering from Princeton University and is a registered Professional Engineer with over one hundred U.S. and international patents and patent applications.
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
•adverse weather conditions and natural disasters, such as severe winds, heavy rains or snow, flooding, extreme temperatures and other natural events, including those resulting from climate change, affecting our cokemaking or logistics operations, transportation, or our customers; and
•possible legal challenges to the renewal of key permits, which may lead to their renewal on terms that restrict our cokemaking or logistics operations, or impose additional costs on us.
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
We face competition, both in our cokemaking operations and in our logistics business:
•Cokemaking operations: Historically, coke has been used as a main input in the production of steel in blast furnaces. However, some blast furnace operators have relied upon natural gas, pulverized coal, and/or other coke substitutes. Many steelmakers also are exploring alternatives to blast furnace technology that require less or no use of coke or alternatives that reduce the amount of GHG emissions from the process. For example, electric arc furnace technology is a commercially proven process widely used in the United States. As these alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced. We also face competition from alternative cokemaking technologies, including both by-product and heat recovery technologies. As these technologies improve and as new technologies are developed, competition in the cokemaking industry may intensify. As alternative processes for production of steel become more widespread, the demand for coke, including the coke we produce, may be significantly reduced.
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
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the surrounding environment including the air, water and ground; emissions of GHGs; compliance with the National Ambient Air Quality Standards (NAAQS); management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; sales of electric power; installation of safety equipment in our facilities; and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements, including those related to GHGs, may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations may impact the environment or cause exposure to hazardous substances, which could result in material liabilities to us.
Our operations result in emissions of various substances to the air, including GHGs, use hazardous materials, and generate solid and hazardous waste. We have in the past and could in the future be subject to claims under federal, state and local laws and regulations arising from these activities, including for the investigation and clean-up of soil, surface water, or groundwater. We previously have been and could again in the future be subject to litigation for alleged bodily injuries or property damage arising from claimed exposure to emissions or hazardous substances allegedly used, released, or disposed of by us, as well as litigation related to climate change by governments, private entities, or individuals. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Environmental impacts resulting from our operations, including exposures to emissions, hazardous substances, or wastes associated with our operations, could result in costs and liabilities that could adversely impact our financial condition and results of operations.
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
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide logistics services, including cost of supplies, equipment, metallurgical coal or labor, experience significant price inflation and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
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
There is increasing regulatory attention concerning the issue of climate change and the impact of GHGs, particularly from fossil fuels, which are integral to our cokemaking and logistics businesses. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit GHG emissions, the use of fossil fuels or the effects of climate change or may be impacted by the increasing drive towards a lower carbon economy in an effort to limit the impacts of climate change. It is not possible to foresee the details of such legislation or regulations or changes in the economy or their resulting effects on our business. Because our coking process is dependent on coal as a raw material and the coking process generates carbon dioxide, we are limited in our ability to reduce our GHG emissions and could be affected by future regulation of GHGs, although we are evaluating the feasibility of reducing our GHG emissions profile. Any new regulations, legislation or taxes that affect other industries that use coal or other fossil fuels processed through our terminals could reduce throughput and utilization of our logistics assets. Future legislation or regulation regarding climate change and GHG emissions could impose significant costs on our business and our customers and suppliers due to increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with these laws and regulations. Failure to comply with these regulations could result in fines to our company and could affect our business, financial condition and results of operations. Additionally, our suppliers may face cost increases to comply with any new legislation or regulations leading to higher costs to us for goods or services.
Climate change may cause changes in weather patterns and increase the frequency or severity of weather events and flooding. An increase in severe weather events and flooding may adversely impact us, our operations, and our ability to procure raw materials and manufacture and transport our products and could result in an adverse effect on our business, financial condition and results of operations. Extreme weather conditions may increase our costs, temporarily impact our production capabilities or cause damage to our facilities. For example, our terminals are located near bodies of water and may be impacted by flooding or hurricanes, disrupting our or our customers' ability to move products. Our coke plants are also generally located near bodies of water and may be impacted by the effects of climate change. Additionally, extreme cold could prevent coal delivery and unloading at our coke plants, impeding operation, or create a more hazardous outdoor working environment for our employees. Severe weather may also adversely impact our suppliers and our customers and their ability to purchase and transport our products.

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
In December 2019, COVID-19, a novel strain of coronavirus surfaced in Wuhan, China. Since then, in 2020, COVID-19 spread to other countries including the U.S. and became a global pandemic. Efforts to contain the spread of COVID-19 including social distancing, travel bans and quarantines, have had negative impacts on the U.S. and global economy. The pandemic and response to the pandemic continues to evolve, and any preventative or protective actions that governments or we may take in respect of the pandemic could result in periods of significant business disruption. While our facilities have continued to operate during the COVID-19 pandemic due to our inclusion in the Critical Manufacturing Sector as defined by the U.S. Department of Homeland Security, COVID-19 has had, and may continue to have, a negative impact on our business and results of operations due to the impacts of the COVID-19 pandemic on our customers and suppliers. For example, in 2020, certain of our steelmaking and logistics customers were adversely impacted by the idling of manufacturing plants and closed international ports, respectively, as a result of the COVID-19 pandemic. In an effort to assist certain of our steelmaking customers impacted by the COVID-19 pandemic, we implemented volume relief measures by providing near-term coke supply relief for such customers in exchange for extending of certain contracts. In addition, the progression of and global response to COVID-19 increases the risk of delays in construction activities related to our capital projects. The extent of such delays and other effects of COVID-19 on our anticipated investments to upgrade or enhance existing operations and to meet environmental and operational regulations is unknown, but could impact or delay the timing of anticipated benefits on capital projects. The extent to which COVID-19 impacts our results of operations, and our customers' and suppliers' results of operations, are out of our control and will depend on future developments that are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and actions taken to contain it or mitigate its effects, as well as the effectiveness of vaccine rollout plans, the public's perception of the safety of the vaccines and their willingness to take the vaccines. As a result, the ultimate financial impact to SunCoke of the COVID-19 global pandemic cannot be reasonably estimated at this time, but could materially and adversely affect our business, financial position and results of operations.
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
In some countries steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. Our steelmaking customers may decrease the prices they charge for steel, or take other action, as the supply of steel increases. The profitability and financial position of our steelmaking customers may be adversely affected, causing such customers to reduce their demand for our coke and making it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. In addition, future increases in exports of coke from China and/or other coke-producing countries also may reduce our customers' demand for coke capacity. Such reduced demand for our coke could adversely affect the certainty of our long-term relationships with our customers depress coke prices, and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell excess capacity in the spot market, and could materially and adversely affect our future revenues and profitability.
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
Our coke production obligations at our Jewell cokemaking facility and one half of our Haverhill cokemaking facility require us to deliver coke to certain customers via railcar. We have entered into long-term rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, including those related to climate change, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term, impair our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.
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
The financial results of our logistics business segment are significantly affected by the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for either thermal or metallurgical coals, including as a result of legislation or regulations promoting renewable energy or limiting carbon emissions from the energy sector, could result in a reduced need for the coal mixing, terminalling and transloading services we offer, thus reducing throughput and utilization of our logistics assets. Demand for such coals may fluctuate due to factors beyond our control:
•Thermal coal demand: may be impacted by changes in the energy consumption pattern of industrial consumers, electricity generators and residential users, as well as weather conditions and extreme temperatures. The amount of thermal coal consumed for electric power generation is affected primarily by the overall demand for electricity, the availability, quality and price of competing fuels for power generation, and governmental regulation. For example, over the past few years, production of natural gas in the U.S. has increased dramatically, which has generally resulted in lower natural-gas prices. As a result of sustained low natural gas prices, some coal-fuel generation plants have been displaced by natural-gas fueled generation plants. In addition, state and federal mandates and market demand for increased use of electricity from renewable energy sources, or mandates for the retrofitting of existing coal-fired generators with pollution control systems, also could adversely impact the demand for thermal coal. Finally, unusually warm winter weather may reduce the commercial and residential needs for heat and electricity which, in turn, may reduce the demand for thermal coal; and
•Metallurgical coal demand: may be impacted adversely by economic downturns resulting in decreased demand for steel and an overall decline in steel production. A decline in blast furnace production of steel may reduce the demand for furnace coke, an intermediate product made from metallurgical coal. Decreased demand for metallurgical coal also may result from increased steel industry utilization of processes that do not use, or reduce the need for, furnace coke, such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas.
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
CMT is located in the Gulf Coast region, and its operations are subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods, or other potential effects of climate change, which have historically impacted the region with some regularity. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.
Risks Related to Indebtedness
We face material debt maturities which may adversely affect our consolidated financial position.
Over the next five years, we have $127 million of total consolidated debt maturing. See Note 12 to the consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law requires us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2021, our liabilities for coal workers’ black lung benefits totaled $63.3 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Other Regulatory Requirements.”
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
•Our corporate headquarters is located in leased office space in Lisle, Illinois under a 9 year lease that commenced in 2021.
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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2021.
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
Shares of our common stock trade under the stock trading symbol “SXC” on the NYSE. The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 index and the Dow Jones U.S. Iron & Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.
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

Holders
As of February 18, 2022, we had a total of 98,516,420 issued shares and 83,111,938 outstanding shares of our common stock and had 8,693 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2021 and through February 24, 2022:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 4, 2021	February 19, 2021	$0.0600	March 1, 2021
April 28, 2021	May 19, 2021	$0.0600	June 1, 2021
July 26, 2021	August 18, 2021	$0.0600	September 1, 2021
November 1, 2021	November 18, 2021	$0.0600	December 1, 2021
February 1, 2022	February 17, 2022	$0.0600	March 1, 2022
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Company's Share Repurchase Program
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020 as the Company temporarily suspended additional repurchases, leaving $96.3 million available under the authorized repurchase program as of December 31, 2021.
Item 6.[Reserved]

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
Among other things, such risks and uncertainties include the impact of the COVID-19 pandemic on SunCoke’s results of operations, revenues, earnings and cash flows; SunCoke’s balance sheet and liquidity throughout and following the COVID-19 pandemic; SunCoke’s prospects for financial performance and achievement of strategic objectives following the COVID-19 pandemic; and the general impact on our industry and on the U.S. and global economy resulting from COVID-19 and actions by domestic and foreign governments and others in response thereto.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based on financial data derived from the financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to the most comparable GAAP component, see Note 20 to our consolidated financial statements.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2021 Overview
Our consolidated results of operations in 2021 were as follows:

Year Ended December 31, 2021
(Dollars in millions)
Net income	$48.8
Net cash provided by operating activities	$233.1
Adjusted EBITDA(1)	$275.4
(1)See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

The Company successfully delivered against our key objectives in 2021. Our entry into and participation in the export and foundry coke markets, in addition to successful execution on our contracted coke sales, enabled our Domestic Coke facilities to operate at full capacity. This strong Domestic Coke performance along with higher volumes, price realization, and the addition of a new product, iron ore, in our Logistics segment drove record Adjusted EBITDA performance in 2021. Our long-term, take-or-pay coke contracts continue to provide stability to our coke operations, which now also include a new five year take-or-pay contract with Algoma Steel beginning in 2022, with average sales of approximately 150 thousand tons of blast furnace coke per year.
We returned meaningful capital to our shareholders through the declaration and payment of a $0.06 per share dividend during each quarter of 2021. Additionally, we executed a debt refinancing, discussed in further detail below, which allowed us to achieve annual interest rate savings of approximately $17 million and extend our debt maturities significantly. We also reduced total debt by approximately $64 million in 2021.

Items Impacting Comparability
•2021 Debt Refinancing. During the second quarter of 2021, the Company refinanced its debt obligations. The Company issued $500.0 million of 4.875 percent 2029 Senior Notes, amended and extended the maturity of its Revolving Facility to June 2026 and reduced the Revolving Facility capacity by $50.0 million to $350.0 million. The Company used the proceeds of the 2029 Senior Notes along with borrowings under the Company's Revolving Facility to purchase and redeem all of the 7.500 percent 2025 Senior Notes. As a result of the debt refinancing and revolver amendment, the year ended December 31, 2021 included a loss on extinguishment of debt on the Consolidated Statement of Operations of $31.9 million, which consisted of the premium paid of $22.0 million and the write-off of unamortized debt issuance costs of $6.9 million and the remaining original issue discount of $3.0 million. See Note 12 to our consolidated financial statements for further discussion of the debt refinancing.
•2020 Customer Contract Amendments. As a result of the market challenges presented by the COVID-19 global pandemic, during 2020 SunCoke executed contract amendments with its steelmaking customers to provide near-term coke supply relief in exchange for extending certain contracts. These customer contract amendments reduced customer contract volumes in 2020 by approximately 500 thousand tons of coke, which reduced 2020 Adjusted EBITDA by approximately $20 million, net of cost savings.
Consolidated Results of Operations
The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. See "Analysis of Segment Results" later in this section for further details of these results. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,456.0	$1,333.0	$123.0
Costs and operating expenses
Cost of products sold and operating expenses	1,118.8	1,048.2	70.6
Selling, general and administrative expenses	61.8	81.4	(19.6)
Depreciation and amortization expense	133.9	133.7	0.2
Total costs and operating expenses	1,314.5	1,263.3	51.2
Operating income	141.5	69.7	71.8
Interest expense, net	42.5	56.3	(13.8)
Loss (gain) on extinguishment of debt, net	31.9	(5.7)	37.6
Income before income tax expense	67.1	19.1	48.0
Income tax expense	18.3	10.3	8.0
Net income	48.8	8.8	40.0
Less: Net income attributable to noncontrolling interests	5.4	5.1	0.3
Net income attributable to SunCoke Energy, Inc.	$43.4	$3.7	$39.7
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased in 2021 as compared to 2020 primarily due to higher volumes in our Domestic Coke segment, partially offset by the pass-through of lower coal prices. Higher volumes and favorable pricing in our Logistics segment also increased sales and other operating revenues in 2021 as compared to 2020.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense primarily reflects lower legacy costs, which decreased $11.3 million in 2021 compared to 2020 as a result of valuation adjustments in both years primarily driven by changes in the discount rates on certain legacy liabilities. Additionally, 2021 benefited from the absence of research and development costs related to foundry coke production of $3.9 million, the absence of $2.5 million of restructuring costs, and the absence of costs to resolve certain legal matters incurred during the prior year. These benefits were partially offset by higher employee related costs.

Depreciation and Amortization Expense. Depreciation and amortization expense was reasonably consistent with the prior year.
Interest Expense, net. Interest expense, net benefited from lower interest rates as a result of the debt refinancing that occurred during the second quarter of 2021 and lower average debt balances on the revolving facility.
Income Taxes. Income tax expense, net during 2021 reflects the impacts of certain changes in state tax laws, resulting in a state tax benefit of $1.3 million. During 2020, income tax expense, net reflects the revaluation of certain deferred tax assets due to lower apportioned state tax rates, which resulted in deferred income tax expense of $6.5 million, partly offset by a $1.5 million benefit as result of the Coronavirus Aid, Relief, and Economic Security Act. Excluding these discrete items, SunCoke's effective tax rate has remained reasonably consistent. See Note 5 to our consolidated financial statements.
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

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,354.5	$1,265.4	$89.1
Brazil Coke	36.6	31.6	5.0
Logistics	64.9	36.0	28.9
Logistics intersegment sales	27.1	22.1	5.0
Elimination of intersegment sales	(27.1)	(22.1)	(5.0)
Total sales and other operating revenue	$1,456.0	$1,333.0	$123.0
Adjusted EBITDA(1):
Domestic Coke	$243.4	$217.0	$26.4
Brazil Coke	17.2	13.5	3.7
Logistics	43.5	17.3	26.2
Corporate and Other, including legacy costs, net(2)	(28.7)	(41.9)	13.2
Adjusted EBITDA	$275.4	$205.9	$69.5
Coke Operating Data:
Domestic Coke capacity utilization (%)	101	91	10
Domestic Coke production volumes (thousands of tons)	4,162	3,840	322
Domestic Coke sales volumes (thousands of tons)	4,183	3,789	394
Domestic Coke Adjusted EBITDA per ton(3)	$58.19	$57.27	$0.92
Brazilian Coke production—operated facility (thousands of tons)	1,685	1,396	289
Logistics Operating Data:
Tons handled (thousands of tons)(4)	19,933	14,678	5,255
(1)See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the years ended December 31, 2021, 2020 and 2019.
(2)Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $1.9 million and $13.2 million for the years ended December 31, 2021 and 2020, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $3.9 million during 2020.
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
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2021 vs 2020	2021 vs 2020
	(Dollars in millions)
Beginning	$1,265.4	$217.0
Volume(1)	123.4	29.4
Price(2)	(47.0)	2.3
Operating and maintenance costs(3)	N/A	(15.9)
Energy and other(4)	12.7	10.6
Ending	$1,354.5	$243.4
(1)Volumes improved in 2021 due to the absence of volume relief provided to our customers in exchange for contract extensions in 2020 as well as our successful entry into and participation in the foundry and export coke markets.
(2)The pass through of lower coal prices on our long-term, take-or-pay agreements resulted in lower revenues. Under recovery of coal costs at our Jewell cokemaking facility decreased Adjusted EBITDA $11.1 million in 2021 as compared to 2020, the impact of which was more than offset by favorable margins on our foundry coke and export coke sales.
(3)Operating and maintenance costs across the fleet returned to a normalized level during 2021. Costs were minimized during 2020 in conjunction with the volume relief discussed above.
(4)Energy and other increased primarily due to favorable energy pricing and higher volumes, which increased with our return to operating our facilities at full capacity in 2021.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue, inclusive of intersegment sales	Adjusted EBITDA
	2021 vs 2020	2021 vs 2020
	(Dollars in millions)
Beginning	$58.1	$17.3
Transloading volumes(1)	20.4	17.8
Price/margin impact of mix in transloading services(2)	5.0	5.0
Other(3)	8.5	3.4
Ending	$92.0	$43.5
(1)Volumes improved as a result of the improved export coal market as well as the handling of iron ore.
(2)Revenues and Adjusted EBITDA increased as a result of favorable pricing at CMT driven by the strong export coal market.

(3)Other increased as a result of favorable ancillary revenue, which was a result of higher volumes as well as minimal costs incurred in 2021 associated with high water levels at CMT due to abnormal weather patterns.
Brazil Coke
Sales and other operating revenue increased $5.0 million, or 16 percent, to $36.6 million in 2021 compared to $31.6 million in 2020. Adjusted EBITDA increased $3.7 million, or 27 percent, to $17.2 million in 2021 compared to $13.5 million in 2020. The improvements as compared to the prior year reflect higher volumes as well as production bonuses for meeting certain volume targets during the current year.
Corporate and Other
Corporate and Other expenses, which include costs related to our legacy coal mining business, decreased $13.2 million, or 32 percent, to $28.7 million in 2021 as compared to $41.9 million in 2020. This improvement was driven by the absence of foundry related research and development costs of $3.9 million and valuation adjustments as a result of changes in discount rates on certain legacy liabilities, which decreased legacy cost approximately $11.3 million as compared to the prior year. These cost savings were partly offset by higher employee related costs.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of December 31, 2021, we had $63.8 million of cash and cash equivalents and $228.8 million of borrowing availability under our Revolving Facility.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$233.1	$157.8
Net cash used in investing activities	(99.3)	(75.3)
Net cash used in financing activities	(118.4)	(131.2)
Net increase (decrease) in cash and cash equivalents	$15.4	$(48.7)
Cash Provided by Operating Activities
Net cash provided by operating activities increased by $75.3 million to $233.1 million in 2021 as compared to 2020, reflecting higher operating results in both our coke and logistics businesses as well as lower interest payments of $11.8 million, net of capitalized interest, primarily as a result of lower interest rates in connection with the debt refinancing during the second quarter of 2021. Additionally, operating activities reflect certain income tax refunds received during the current year in connection with the CARES act.

Cash Used in Investing Activities
Net cash used in investing activities increased $24.0 million to $99.3 million in 2021 as compared to 2020 driven by higher capital spending. Ongoing capital expenditures, as defined in Capital Requirements and Expenditures below, have returned to a more normalized level in 2021 as compared to 2020. Restrictions during 2020 related to the COVID-19 global pandemic resulted in a reduction of capital project work and related spending in the prior year.
Cash Used in Financing Activities
Net cash used in financing activities decreased $12.8 million to $118.4 million in 2021 as compared to $131.2 million in 2020. In 2021, the Company refinanced its debt, further described in Note 6 of our consolidated financial statements, with no significant impact on total debt balances. In conjunction with this refinancing, the Company paid a premium of $22.0 million, included in repayment of long-term debt on the consolidated statement of cash flows, as well as $12.0 million of debt issuance costs. The Company also made net repayments on its debt of $63.5 million and made dividend payments of $20.1 million during 2021.
In 2020, the Company repurchased $62.7 million face value of outstanding 2025 Senior Notes for $55.9 million of cash payment. Additionally, the Company made net repayments of $55.0 million on the Revolving Facility, which was partially offset by $10.0 million of financing obligation proceeds. The Company paid dividends to stockholders of $19.9 million and repurchased shares for total cash payments of $7.0 million under the repurchase program discussed in "Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."
Dividends
In addition to the $20.1 million in dividends paid to our shareholders during 2021, on February 1, 2022, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on March 1, 2022, to stockholders of record of February 17, 2022. See further discussion in "Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities."
Covenants
As of December 31, 2021, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to the consolidated financial statements for details on debt covenants.
Credit Rating
In June 2021, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In June 2021, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and stable outlook.
Contractual Obligations
As of December 31, 2021 significant contractual obligations related to debt were $627.0 million of principal borrowings and $195.0 million of related interest, which will be repaid through 2029. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2021. See Note 12 to our consolidated financial statements. We also have contractual obligations for leases, including land, office space, equipment, railcars and locomotives. See Note 14 to our consolidated financial statements.
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

•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return; and
•Environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits.
The following table summarizes our capital expenditures:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Ongoing capital	$87.6	$59.5
Expansion capital(1)	11.0	14.4
Total capital expenditures(2)	$98.6	$73.9
(1)Includes capital spending in connection with the foundry cokemaking growth project, including $0.5 million and $0.2 million of interest capitalized for the years ended December 31, 2021 and 2020, respectively.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
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
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain of its former coal miners and their dependents further described in Note 13.
Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2021	2020
Discount rate(1)	2.4%	2.0%
Active claims	332	309
Total black lung liability (dollars in millions)(2)	$63.3	$64.6
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.4 million in 2021.
(2)The current portion of the black lung liability was $5.4 million and $4.6 million at December 31, 2021 and 2020, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Payments	$4.4	$6.0	$5.2
Expense(1)	$3.1	$15.4	$10.9
(1)Expenses incurred in excess of annual accretion of the black lung liability in 2020 and 2019 primarily reflect the impact of changes in discount rates as well as increases in expected future claims as a result of higher refiling and approval rate assumptions.
Accounting for Impairments
Goodwill
Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is assessed for impairment as of October 1 of each year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit to below its carrying value.
Prior to 2020, a significant portion of our logistics business was from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both Murray and Foresight's contracts with CMT were subsequently rejected by the bankruptcy courts.
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to perform its annual goodwill test as of September 30, 2019. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pretax impairment charge to the Logistics segment on the Consolidated Statements of Operations during 2019, which represents a full impairment of the Logistics goodwill balance. The Company's total goodwill balance at both December 31, 2021 and 2020 was $3.4 million. Please see Note 8 to our consolidated financial statements.
Long-lived Assets
Long-lived assets are comprised of properties, plants and equipment as well as our long-lived intangible assets, comprised primarily of customer contracts, customer relationships, and permits.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for our long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. No impairments on long-lived assets were recorded in 2021 or 2020. Please see Note 8 to our consolidated financial statements for further discussion on long-lived assets.
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
Non-GAAP Financial Measures
In addition to the GAAP results provided in the Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, uses this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 20 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for 2021, 2020 and 2019.
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
For purposes of the following information, SunCoke Energy, Inc. is referred to as “Issuer.” All 100 percent owned subsidiaries of the Company are expected to serve as guarantors of obligations (“Guarantor Subsidiaries”) included in the shelf registration statement, other than the Indiana Harbor partnership and certain of the Company’s corporate financing, international and legacy coal mining subsidiaries ("Non-Guarantors"). These guarantees will be full and unconditional (subject, in the case of the Guarantor Subsidiaries, to customary release provisions as described below) and joint and several.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries

Statements of Operations	Issuer and Guarantor Subsidiaries
Year Ended December 31, 2021
(Dollars in millions)
Revenues	$1,080.7
Costs and operating expenses	961.2
Operating income	119.5
Net income	$23.4

Balance Sheet	Issuer and Guarantor Subsidiaries
December 31, 2021
(Dollars in millions)
Assets:
Cash	$10.9
Current receivables from Non-Guarantor subsidiaries	25.7
Other current assets	175.2
Properties, plants and equipment, net	1,158.2
Other non-current assets	65.4
Total assets	$1,435.4
Liabilities:
Current liabilities	$143.2
Long-term debt and financing obligation	610.4
Long-term payable to Non-Guarantor subsidiaries	200.0
Other long-term liabilities	251.6
Total liabilities	$1,205.2

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Such forward-looking statements are based on management’s beliefs and assumptions and on information currently available. Forward-looking statements include, but are not limited to, the information concerning our expectations regarding the future impact of COVID-19 and the related economic conditions on our business, financial condition and results of operations, possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition, the anticipated expansion into the foundry coke market and the effects of future legislation or regulations. In addition, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing. Forward-looking statements are not guarantees of future performance, but are based upon the current knowledge, beliefs and expectations of SunCoke management, and upon assumptions by SunCoke concerning future conditions, any or all of which ultimately may prove to be inaccurate.
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
For our Domestic Coke segment, the largest component of the price of our coke is coal cost. However, under long-term, take-or-pay coke sales agreements at our Domestic Coke cokemaking facilities, coal costs are a pass-through component of the coke price, provided that we are able to realize certain targeted coal-to-coke yields. As such, when targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of these facilities. The coal component of the Jewell coke price has historically been fixed annually for each calendar year based on the weighted-average contract price of third-party coal purchases at our Haverhill facility applicable to Cliffs Steel coke sales. Beginning in 2022, Jewell coal purchases will be passed through at actual cost rather than at the price of Haverhill's coal, consistent with our other long-term, take-or-pay agreements. Additionally, we are subject to market risk for the price of coals used to produce any tonnage in excess of those tons contracted in our long-term, take-or-pay coke sales agreements, specifically as it relates to the export and foundry coke markets. Export coke sales are based on coal market pricing at the time of sale, and do not contain the same pass-through provisions as our long-term, take-or-pay agreements. Our foundry coke prices are largely set at the time we negotiate our coal purchases.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2021 and 2020, the daily average outstanding balance on borrowings with variable interest rates was $102.8 million and $147.9 million, respectively. Assuming a 50 basis point change in LIBOR, interest expense would have been impacted by $0.5 million and $0.7 million in 2021 and 2020, respectively. At December 31, 2021, we had outstanding borrowings with variable interest rates of $115.0 million under the Revolving Facility.
At December 31, 2021 and 2020, we had cash and cash equivalents of $63.8 million and $48.4 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.3 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazilian real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2021 and 2020 would have been approximately $0.5 million and $0.3 million.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the Company’s estimated black lung benefit liability
As discussed in Note 13 to the consolidated financial statements, the Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain former coal miners and their dependents. As of December 31, 2021, the Company’s black lung benefit liability was $63.3 million. The Company, with the assistance of an external expert, estimated the liability using an actuarial model with several assumptions.
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
Chicago, Illinois
February 24, 2022

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020	2019
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,456.0	$1,333.0	$1,600.3
Costs and operating expenses
Cost of products sold and operating expenses	1,118.8	1,048.2	1,277.6
Selling, general and administrative expenses	61.8	81.4	75.8
Depreciation and amortization expense	133.9	133.7	143.8
Long-lived asset and goodwill impairment	—	—	247.4
Total costs and operating expenses	1,314.5	1,263.3	1,744.6
Operating income (loss)	141.5	69.7	(144.3)
Interest expense, net	42.5	56.3	60.3
Loss (gain) on extinguishment of debt, net	31.9	(5.7)	(1.5)
Income (loss) before income tax expense (benefit)	67.1	19.1	(203.1)
Income tax expense (benefit)	18.3	10.3	(54.7)
Net income (loss)	48.8	8.8	(148.4)
Less: Net income attributable to noncontrolling interests	5.4	5.1	3.9
Net income (loss) attributable to SunCoke Energy, Inc.	$43.4	$3.7	$(152.3)
Earnings (loss) attributable to SunCoke Energy, Inc. per common share:
Basic	$0.52	$0.04	$(1.98)
Diluted	$0.52	$0.04	$(1.98)
Weighted average number of common shares outstanding:
Basic	83.0	83.0	76.8
Diluted	83.7	83.2	76.8

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income (loss)	$48.8	$8.8	$(148.4)
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax benefit of $0.1 million in 2021 and zero for 2020 and 2019)	0.3	0.1	—
Retirement benefit plans funded status adjustment (net of related tax (expense) benefit of $(0.3) million, $0.4 million and $0.3 million, respectively)	1.0	(1.6)	(0.7)
Currency translation adjustment	(0.9)	(1.2)	(0.6)
Comprehensive income (loss)	49.2	6.1	(149.7)
Less: Comprehensive income attributable to noncontrolling interests	5.4	5.1	3.9
Comprehensive income (loss) attributable to SunCoke Energy, Inc.	$43.8	$1.0	$(153.6)

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$63.8	$48.4
Receivables, net	77.6	46.3
Inventories	127.0	126.6
Income tax receivable	—	5.5
Other current assets	3.5	2.9
Total current assets	271.9	229.7
Properties, plants and equipment (net of accumulated depreciation of $1,160.1 and $1,032.9 at December 31, 2021 and 2020, respectively)	1,287.9	1,328.0
Intangible assets, net	35.2	37.2
Deferred charges and other assets	20.4	18.5
Total assets	$1,615.4	$1,613.4
Liabilities and Equity
Accounts payable	$126.0	$104.1
Accrued liabilities	53.0	49.8
Current portion of financing obligation	3.2	3.0
Interest payable	—	2.0
Total current liabilities	182.2	158.9
Long-term debt and financing obligation	610.4	673.9
Accrual for black lung benefits	57.9	60.0
Retirement benefit liabilities	21.8	24.7
Deferred income taxes	169.0	159.3
Asset retirement obligations	11.6	11.4
Other deferred credits and liabilities	27.1	24.3
Total liabilities	1,080.0	1,112.5
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2021 and 2020	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,496,809 and 98,177,941 shares at December 31, 2021 and 2020, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both December 31, 2021 and 2020	(184.0)	(184.0)
Additional paid-in capital	721.2	715.7
Accumulated other comprehensive loss	(16.7)	(17.1)
Retained deficit	(23.4)	(46.6)
Total SunCoke Energy, Inc. stockholders' equity	498.1	469.0
Noncontrolling interests	37.3	31.9
Total equity	535.4	500.9
Total liabilities and equity	$1,615.4	$1,613.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income (loss)	$48.8	$8.8	$(148.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Long-lived asset and goodwill impairment	—	—	247.4
Depreciation and amortization expense	133.9	133.7	143.8
Deferred income tax expense (benefit)	9.3	12.1	(63.1)
Share-based compensation expense	6.1	3.8	4.5
Loss (gain) on extinguishment of debt, net	31.9	(5.7)	(1.5)
Changes in working capital pertaining to operating activities:
Receivables, net	(31.3)	13.2	15.9
Inventories	(1.1)	21.8	(36.6)
Accounts payable	29.5	(38.0)	23.5
Accrued liabilities	2.8	2.5	(2.4)
Interest payable	(2.0)	(0.2)	(1.4)
Income taxes	5.5	(3.3)	(1.5)
Other	(0.3)	9.1	1.7
Net cash provided by operating activities	233.1	157.8	181.9
Cash Flows from Investing Activities:
Capital expenditures	(98.6)	(73.9)	(110.1)
Other investing activities	(0.7)	(1.4)	0.3
Net cash used in investing activities	(99.3)	(75.3)	(109.8)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	500.0	—	—
Repayment of long-term debt	(609.3)	(55.9)	(90.5)
Proceeds from revolving facility	690.1	629.9	408.6
Repayment of revolving facility	(663.4)	(684.9)	(370.3)
Proceeds from financing obligation	—	10.0	—
Repayment of financing obligation	(2.9)	(3.0)	(2.9)
Debt issuance costs	(12.0)	—	(2.1)
Dividends paid	(20.1)	(19.9)	(5.1)
Shares repurchased	—	(7.0)	(36.3)
Cash distributions to noncontrolling interests	—	—	(14.2)
Other financing activities	(0.8)	(0.4)	(7.9)
Net cash used in financing activities	(118.4)	(131.2)	(120.7)
Net increase (decrease) in cash and cash equivalents	15.4	(48.7)	(48.6)
Cash and cash equivalents at beginning of year	48.4	97.1	145.7
Cash and cash equivalents at end of year	$63.8	$48.4	$97.1
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of $0.5 million, $0.2 million and $2.3 million, respectively	$40.0	$51.8	$58.2
Income taxes paid, net of refunds of $2.9 million, $3.0 million and $0.3 million, respectively	$2.9	$1.1	$9.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2018	72,233,750	$0.7	7,477,657	$(140.7)	$488.8	$(13.1)	$127.4	$463.1	$219.6	$682.7
Net (loss) income	—	—	—	—	—	—	(152.3)	(152.3)	3.9	(148.4)
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.3 million)	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Currency translation adjustment	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Share-based compensation expense	—	—	—	—	4.5	—	—	4.5	—	4.5
Share issuances, net of shares withheld for taxes	359,988	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Share repurchases	—	—	6,305,525	(36.3)	—	—	—	(36.3)	—	(36.3)
Dividends	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Cash distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(14.2)	(14.2)
Simplification Transaction:
Share issuances, for the acquisition of Partnership public units	24,818,149	0.3	—	—	182.2	—	—	182.5	(182.5)	—
Share issuances, for the final Partnership distribution	635,502	—	—	—	—	—	—	—	—	—
Transaction costs	—	—	—	—	(5.4)	—	—	(5.4)	—	(5.4)
Deferred tax adjustment	—	—	—	—	43.7	—	—	43.7	—	43.7
At December 31, 2019	98,047,389	$1.0	13,783,182	$(177.0)	$712.1	$(14.4)	$(30.1)	$491.6	$26.8	$518.4

(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2019	98,047,389	1.0	13,783,182	(177.0)	712.1	(14.4)	(30.1)	$491.6	26.8	$518.4
Net income	—	—	—	—	—	—	3.7	3.7	5.1	8.8
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.4 million)	—	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Currency translation adjustment	—	—	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Share-based compensation expense	—	—	—	—	3.8	—	—	3.8	—	3.8
Share issuances, net of shares withheld for taxes	130,552	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Share repurchases	—	—	1,621,300	(7.0)	—	—	—	(7.0)	—	(7.0)
Dividends	—	—	—	—	—	—	(20.2)	(20.2)	—	(20.2)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	43.4	43.4	5.4	48.8
Reclassification of prior service cost and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.3	—	0.3	—	0.3
Retirement benefit plans funded status adjustment (net of related tax expense of $0.3 million)	—	—	—	—	—	1.0	—	1.0	—	1.0
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation expense	—	—	—	—	6.1	—	—	6.1	—	6.1
Share issuances, net of shares withheld for taxes	318,868	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Dividends	—	—	—	—	—	—	(20.2)	(20.2)	—	(20.2)
At December 31, 2021	98,496,809	$1.0	15,404,482	$(184.0)	$721.2	$(16.7)	$(23.4)	$498.1	$37.3	$535.4
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
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. This differs from by-product cokemaking, which repurposes the coal’s liberated volatile components for other uses. We have constructed the only greenfield cokemaking facilities in the U.S. in over 30 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process. We provide steam pursuant to steam supply and purchase agreements with our customers. Electricity is sold into the regional power market or pursuant to energy sales agreements.
Our logistics business provides handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. The logistics business has terminals in Indiana, West Virginia, Virginia, and Louisiana with collective capacity to mix and/or transload more than 40 million tons of coal and other aggregates annually and has total storage capacity of more than 3 million tons.
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
Our consolidated financial statements have historically included SunCoke Energy Partners, L.P. (the “Partnership”), which owned our Haverhill, Middletown, and Granite City cokemaking facilities and Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT") and SunCoke Lake Terminal ("Lake Terminal"). On June 28, 2019, the Company acquired the outstanding units of the Partnership not already owned by SunCoke, at which time the Partnership became a wholly-owned subsidiary of SunCoke. See Note 3. On January 1, 2020, the Partnership merged with and into SunCoke Energy Partners Finance Corp., which is also a wholly-owned subsidiary of the Company.
Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility as well as the common public unitholders’ interest in the Partnership prior to the transaction discussed in Note 3.

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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method. The Company primarily utilizes the selling prices under its coke supply agreements to record lower of cost or net realizable value inventory adjustments. See Note 6.
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 25 to 30 years. Logistics plant and equipment are generally depreciated over 15 to 35 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. The Company capitalized interest of $0.5 million, $0.2 million, and $2.3 million in 2021, 2020 and 2019, respectively. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred. See Note 7.
Intangible Assets
Intangible assets are primarily comprised of permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. See Note 8.
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
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to our customers. The Company has elected the practical expedient under Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," to account for shipping and handling activities as a promise to fulfill the transfer of coke. See Note 19.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2021 had a material impact on the Company's consolidated financial statements.
Labor Concentrations
As of December 31, 2021, we have 848 employees in the U.S. Approximately 41 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. Labor agreements at KRT, Lake Terminal, and Indiana Harbor will expire on April 30, 2022, June 30, 2022, and September 1, 2022, respectively. We will negotiate the renewal of these agreements in 2022 and do not anticipate any work stoppages.
As of December 31, 2021, we have 279 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2021, the labor agreement at our Vitória, Brazil facility was renewed for an additional year, and it expires on November 30, 2022.
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
The following table summarizes the effects of the changes in the Company's ownership interest in the Partnership on SunCoke's equity in 2019. There were no changes in SunCoke's ownership interest in consolidated subsidiaries in 2020 or 2021.

Years Ended December 31,
2019

Net loss attributable to SunCoke Energy, Inc.	$(152.3)
Increase in SunCoke Energy, Inc. equity for the purchase of additional interest in the Partnership	182.5
Changes from net loss attributable to SunCoke Energy, Inc. and transfers to noncontrolling interest	$30.2

4. Customer Concentrations
In 2021, the Company sold approximately 3.8 million tons of coke under long-term, take-or-pay contracts to its two primary customers in the U.S.: Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as "Cliffs Steel," and United States Steel Corporation ("U.S. Steel").
The tables below show sales to the Company's significant customers:

	Year Ended December 31,
	2021
	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel(1)(3)	$994.6	68.3%
U.S. Steel(2)	$210.0	14.4%

	Years Ended December 31,
	2020		2019
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel / AM USA(1)(3)	$687.3	51.6%	$786.4	49.1%
Cliffs Steel / AK Steel(1)(3)	$355.8	26.7%	$433.3	27.1%
U.S. Steel(2)	$208.2	15.6%	$255.4	16.0%
(1)Represents revenues included in our Domestic Coke segment.
(2)Represents revenues included in our Domestic Coke and Logistics segments.
(3)In March 2020, Cliffs completed the acquisition of AK Steel Holding Corporation ("AK Steel"), and subsequently changed the name of AK Steel to Cleveland-Cliffs Steel Holding Corporation. In December 2020, Cliffs completed the acquisition of ArcelorMittal USA LLC ("AM USA"), and subsequently changed the name of AM USA to Cleveland-Cliffs Steel LLC. As stated above, subsequent to the acquisitions we collectively refer to these subsidiaries as Cliffs Steel.
The Company generally does not require any collateral with respect to its receivables. At December 31, 2021, the Company's receivables balance was primarily due from Cliffs Steel, US Steel, and ArcelorMittal Brazil with receivables due of $30.0 million, $7.3 million and $7.6 million respectively. At December 31, 2020, the Company’s receivables balance was primarily due from Cliffs Steel and U.S. Steel, with receivables due of $22.9 million and $6.3 million, respectively. As a result, the Company experiences concentrations of credit risk in its receivables with these customers. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the steel industry.
5. Income Taxes
The components of income (loss) before income tax expense (benefit) are as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Domestic	$50.4	$6.1	$(218.6)
Foreign	16.7	13.0	15.5
Total	$67.1	$19.1	$(203.1)

Income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current tax expense (benefit):
U.S. federal	$0.8	$(4.7)	$0.3
State	3.7	(0.3)	3.8
Foreign	4.5	3.2	4.3
Total current tax expense (benefit)	9.0	(1.8)	8.4

Deferred tax expense (benefit):
U.S. federal	11.0	3.6	(39.3)
State	(1.7)	8.5	(23.8)
Total deferred tax expense (benefit)	9.3	12.1	(63.1)
Total	$18.3	$10.3	$(54.7)

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to income tax expense (benefit) is as follows:

	Years Ended December 31,
	2021		2020		2019
	(Dollars in millions)
Income tax expense (benefit) at U.S. statutory rate	$14.1	21.0%	$4.0	21.0%	$(42.7)	21.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests in partnerships(1)	(1.1)	(1.7)%	(1.1)	(5.6)%	(0.6)	0.3%
State and other income taxes, net of federal income tax effects(2)	1.6	2.4%	7.8	41.2%	(15.0)	7.4%
Impact of CARES Act(3)	—	—%	(1.5)	(7.9)%	—	—%
Logistics goodwill impairment	—	—%	—	—%	3.3	(1.7)%
Non-deductible equity compensation	3.4	4.9%	1.0	5.5%	2.3	(1.2)%
Return to provision adjustments	(0.1)	(0.1)%	1.2	6.5%	(0.8)	0.4%
Change in valuation allowance	0.5	0.8%	(1.3)	(6.9)%	0.6	(0.3)%
Other	(0.1)	(0.1)%	0.2	0.5%	(1.8)	1.0%
Income tax expense (benefit) at effective tax rate	$18.3	27.2%	$10.3	54.3%	$(54.7)	26.9%
(1)No income tax expense is reflected in the Consolidated Statements of Operations for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility or the Partnership prior to the Simplification Transaction discussed in Note 3.
(2)Changes in state tax laws during 2021 resulted in a state tax benefit of $1.3 million, which partially offsets the state tax expense. Additionally, a change in the tax filing status of our Convent Marine Terminal in Louisiana from a taxable partnership to a member of the consolidated return group resulted in lower apportioned state tax rates and the revaluation of certain deferred tax assets, which resulted in $6.5 million of deferred income tax expense in 2020.
(3)On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES Act") was enacted. The enactment of the CARES Act allows the Company to carry back net operating losses generated in 2019 to each of the five years preceding 2019. As a result of the CARES Act, SunCoke recorded a tax benefit of $1.5 million during 2020.

The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$5.5	$6.3
Black lung benefit liabilities	14.4	14.8
Share-based compensation	2.6	4.2
Federal tax credit carryforward(1)	17.6	19.9
Foreign tax credit carryforward(2)	12.3	19.4
Federal net operating loss(3)	—	5.3
State tax credit carryforward, net of federal income tax effects	—	0.3
State net operating loss carryforward, net of federal income tax effects(4)	12.6	12.9
Other liabilities not yet deductible	10.4	11.5
Total deferred tax assets	75.4	94.6
Less: valuation allowance(5)	(20.2)	(19.6)
Deferred tax asset, net	55.2	75.0
Deferred tax liabilities:
Properties, plants and equipment	(151.0)	(152.9)
Investment in partnerships	(73.2)	(81.4)
Total deferred tax liabilities	(224.2)	(234.3)
Net deferred tax liability	$(169.0)	$(159.3)
(1)Federal tax credit carryforward expires in 2032 through 2034.
(2)Foreign tax credit carryforward expires in 2024 through 2031.
(3)Federal net operating loss does not expire.
(4)State net operating loss carryforward, net of federal income tax effects expires in 2032 through 2040.
(5)Primarily related to net operating loss carryforwards and an $11.3 million allowance against the foreign tax credit carryforward.
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
There were no uncertain tax positions at December 31, 2021 and 2020, and there were no associated interest or penalties recognized for the years ended December 31, 2021, 2020 or 2019. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories were as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Coal	$63.5	$60.6
Coke	16.6	21.1
Materials, supplies and other	46.9	44.9
Total inventories	$127.0	$126.6

7. Properties, Plants, and Equipment
The components of net properties, plants and equipment were as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,077.3	$2,009.3
Logistics plant, machinery and equipment	170.7	157.3
Land and land improvements	105.5	104.5
Construction-in-progress	50.8	47.4
Other	43.7	42.4
Gross investment, at cost	2,448.0	2,360.9
Less: accumulated depreciation	(1,160.1)	(1,032.9)
Total properties, plants and equipment, net	$1,287.9	$1,328.0

8. Intangible Assets
Intangible assets, net, include goodwill allocated to our Domestic Coke segment of $3.4 million at both December 31, 2021 and 2020, and other intangibles detailed in the table below, excluding fully amortized intangible assets. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2021 and 2020, respectively.

		December 31, 2021			December 31, 2020
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer relationships	3	6.7	5.0	1.7	6.7	4.5	2.2
Permits	21	31.7	3.1	28.6	31.7	1.7	30.0
Other	29	1.6	0.1	1.5	1.6	—	1.6
Total		$40.0	$8.2	$31.8	$40.0	$6.2	$33.8
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
Total amortization expense for intangible assets subject to amortization was $2.0 million, $2.5 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2021, we estimate amortization expense for each of the next five years as follows:

(Dollars in millions)
2022	$2.0
2023	2.0
2024	1.9
2025	1.5
2026	1.5
Thereafter	22.9
Total	$31.8
2019 Impairment of Goodwill and Long-Lived Assets
Prior to 2020, a significant portion of our logistics business was from long-term, take-or-pay contracts with Murray American Coal, Inc. ("Murray") and Foresight Energy LLC ("Foresight"), which were adversely impacted by declining coal export prices and domestic demand in 2019. Murray filed for Chapter 11 bankruptcy on October 29, 2019. Foresight engaged outside counsel and financial advisors to assess restructuring options during 2019 and subsequently filed for Chapter 11 bankruptcy on March 10, 2020. Both Murray and Foresight's contracts with CMT were subsequently rejected by the bankruptcy courts.
The Company concluded the impact of the events discussed above could more likely than not reduce the fair value of the Logistics reporting unit below its carrying value, requiring SunCoke to perform its annual goodwill test as of September 30, 2019. The fair value of the Logistics reporting unit, which was determined based on a discounted cash flow analysis, did not exceed the carrying value of the reporting unit. Key assumptions in our goodwill impairment test included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 12 percent, representing the estimated weighted average cost of capital for this business line. As a result, the Company recorded a $73.5 million non-cash, pre-tax impairment charge to the Logistics segment on the Consolidated Statements of Operations during 2019, which represented a full impairment of the Logistics goodwill balance.
As a result of our logistics customers' events, CMT's long-lived assets, including customer contracts, customer relationships, permits and properties, plant and equipment, were also assessed for impairment as of September 30, 2019. The Company re-evaluated its projections for throughput volumes, pricing and customer performance against the existing long-term, take-or-pay contracts. The resulting undiscounted cash flows were lower than the carrying value of the asset group. Therefore, the Company assessed the fair value of the asset group to measure the amount of impairment. The fair value of the CMT long-lived assets was determined to be $112.1 million based on discounted cash flows, asset replacement cost and adjustments for capacity utilization, which are considered Level 3 inputs in the fair value hierarchy as defined in Note 18. Key assumptions in our discounted cash flows included reduced forecasted volumes and reduced rates from Foresight, no further business from Murray, incremental merchant business and a discount rate of 11 percent, representing the estimated weighted average cost of capital for this asset group. As a result, during 2019, the Company recorded a total non-cash, pre-tax long-lived asset impairment charge of $173.9 million included in long-lived asset and goodwill impairment on the Consolidated Statements of Operations, all of which was attributable to the Logistics segment. The charge included an impairment of CMT's long-lived intangible assets of $113.3 million and of CMT's property, plant and equipment of $60.6 million.
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

The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2021	2020
Asset retirement obligation at beginning of year	$11.4	$15.3
Liabilities settled	(0.1)	(0.1)
Accretion expense(1)	0.9	1.1
Revisions in estimated cash flows(2)	0.1	(4.9)
Asset retirement obligation at end of year(3)	$12.3	$11.4
(1)Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.
(2)Revisions of estimated cash flows in 2020 were primarily due to the identification of more cost efficient demolition methods as well as the timing of projected spending on certain obligations.
(3)The current portion of asset retirement obligation liabilities, which totaled $0.7 million and zero at December 31, 2021 and December 31, 2020, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
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
Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Interest cost on benefit obligations	$0.5	$0.7	$1.1
Amortization of:
Actuarial losses	0.8	0.7	0.6
Prior service benefit	(0.4)	(0.5)	(0.6)
Total expense	$0.9	$0.9	$1.1
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2021	2020	2019
Discount rate	2.00%	2.90%	4.00%

The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.8	$0.7	$0.6
Prior service benefit amortization	(0.4)	(0.5)	(0.6)
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	1.3	(2.0)	(1.0)
	$1.7	$(1.8)	$(1.0)
The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Benefit obligation at beginning of year	$27.5	$27.4
Interest cost	0.5	0.7
Actuarial (gains) losses	(1.3)	2.0
Benefits paid	(2.3)	(2.6)
Benefit obligation at end of year(1)	$24.4	$27.5
(1)The current portion of retirement benefit liabilities, which totaled $2.6 million and $2.8 million at December 31, 2021 and 2020, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The following table sets forth the cumulative amounts not yet recognized in net income (loss):

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Cumulative amounts not yet recognized in net income (loss):
Actuarial losses	$10.0	$12.1
Prior service benefits	(1.1)	(1.5)
Accumulated other comprehensive loss (before related tax benefit)	$8.9	$10.6

The expected benefit payments through 2031 for the postretirement benefit plan are as follows:

(Dollars in millions)
Year ending December 31:
2022	$2.6
2023	$2.4
2024	$2.3
2025	$2.1
2026	$1.9
2027 through 2031	$7.6

The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2021	2020
Discount rate	2.50%	2.00%
The health care cost trend assumption used at both December 31, 2021 and 2020 to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.25 percent, which is assumed to decline gradually to 5.00 percent in 2026 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are principally based on the Company’s pretax income and the aggregate compensation levels of participating employees and are charged against income as incurred, amounted to $6.9 million, $6.6 million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2021	2020
	(Dollars in millions)
Accrued benefits	$21.7	$18.3
Current portion of postretirement benefit obligation	2.6	2.8
Other taxes payable	9.2	9.8
Current portion of black lung liability	5.4	4.6
Accrued legal	4.5	6.4
Other	9.6	7.9
Total accrued liabilities	$53.0	$49.8
12. Debt and Financing Obligations
Total debt and financing obligations consisted of the following:

	December 31,
	2021	2020
	(Dollars in millions)
4.875 percent senior notes, due 2029 ("2029 Senior Notes")	$500.0	$—
7.500 percent senior notes, due 2025 ("2025 Senior Notes")	—	587.3
$350.0 revolving credit facility, due 2026 ("Revolving Facility")	115.0	88.3
5.346 percent financing obligation, due 2024	12.0	14.9
Total borrowings	$627.0	$690.5
Original issue discount	—	(3.3)
Debt issuance costs	(13.4)	(10.3)
Total debt and financing obligation	$613.6	$676.9
Less: current portion of long-term debt and financing obligation	3.2	3.0
Total long-term debt and financing obligation	$610.4	$673.9
Issuance of 2029 Senior Notes
On June 22, 2021, the Company issued $500.0 million aggregate principal amount of senior secured notes with an interest rate of 4.875 percent due in June 2029. The Company received proceeds of $500.0 million from the issuance and incurred debt issuance costs related to this transaction of $10.4 million, which are included in long-term debt and financing obligation, net of amortization, on the Consolidated Balance Sheets as of December 31, 2021. The 2029 Senior Notes are the senior secured obligations of the Company. Interest on the 2029 Senior Notes is payable semi-annually in cash in arrears on

June 30 and December 30 of each year, commencing on December 30, 2021. The Company may redeem some or all of the 2029 Senior Notes at its option, in whole or part, at the dates and amounts set forth in the applicable indenture.
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
Purchase and Redemption of 2025 Senior Notes
During the second quarter of 2021, pursuant to the applicable indenture with The Bank of New York Mellon Corporation as trustee ("Trustee"), the Trustee delivered redemption notices to holders of the 2025 Senior Notes, which were the senior unsecured obligations of Finance Corp., a wholly owned subsidiary of the Company. The principal amount of the 2025 Senior Notes redeemed was $587.3 million, which represented all of the outstanding principal of the 2025 Senior Notes at 100 percent. On June 22, 2021, the proceeds required for redemption, including the applicable premium and accrued interest totaling $612.1 million, were irrevocably deposited with the Trustee, at which time the 2025 Senior Notes were fully satisfied and discharged, and held by the Trustee until the date of redemption, July 8, 2021. As a result, during the year ended December 31, 2021, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $31.1 million, which consisted of the premium paid of $22.0 million and the write-off of unamortized debt issuance costs of $6.1 million and the remaining original issue discount of $3.0 million.
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
On June 22, 2021, in conjunction with the issuance of the 2029 Senior Notes, the Company amended and extended the maturity of its Revolving Facility from August 2024 to June 2026 and reduced its capacity by $50.0 million to $350.0 million, resulting in additional debt issuance costs of $1.6 million, which are included in long-term debt and financing obligation, net of amortization, on the Consolidated Balance Sheets as of December 31, 2021. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.8 million, representing the write-off of unamortized debt issuance costs, during the twelve months ended December 31, 2021.
As of December 31, 2021, the Revolving Facility had letters of credit outstanding of $6.2 million and $115.0 million outstanding balance, leaving $228.8 million available. Additionally, the Company has certain letters of credit totaling $17.4 million, which do not reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.25 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke’s option, at either (i) a rate per annum equal to either the adjusted Eurodollar Rate, which currently is the London Interbank Offered Rate (“LIBOR”) plus 2.0 percent or (ii) an alternate base rate (“ABR”) plus 1.0 percent. The spread is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 2.1 percent during 2021.
Financing Obligation
The Company has a sale-leaseback arrangement related to certain coke and logistics equipment. The arrangement has an initial period of 48 months beginning December 2020, and an early buyout option after 36 months to purchase the equipment at a fixed rate. The arrangement is accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets.

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
As of December 31, 2021, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2021, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

(Dollars in millions)
2022	$3.2
2023	3.3
2024	5.5
2025	—
2026	115.0
2027-Thereafter	500.0
Total	$627.0

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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims and the total black lung liabilities:

	December 31,
	2021	2020
Discount rate(1)	2.4%	2.0%
Active claims	332	309
Total black lung liability (dollars in millions)(2)	$63.3	$64.6
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.4 million in 2021.
(2)The current portion of the black lung liability was $5.4 million and $4.6 million at December 31, 2021 and 2020, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes annual black lung payments and expense:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Payments	$4.4	$6.0	$5.2
Expense (1)	$3.1	$15.4	$10.9
(1)Expenses incurred in excess of annual accretion of the black lung liability in 2020 and 2019 primarily reflect the impact of changes in discount rates as well as increases in expected future claims as a result of higher refiling and approval rate assumptions.
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
14. Leases
The Company leases land, office space, equipment, railcars and locomotives. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. Our incremental borrowing rate is determined through market sources for secured borrowings and approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments in similar economic environments. The Company has elected to apply the short-term lease exception for all asset classes, therefore, excluding all leases with a term of less than 12 months from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company elected the practical expedient to account for lease and non-lease components of an arrangement, such as assets and services, as a single lease component for all asset classes on existing leases upon the adoption of ASC 842.
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
The components of lease expense were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$1.9	$1.8
Selling, general and administrative expenses	0.5	0.5
	$2.4	$2.3
Short-term leases:
Cost of products sold and operating expenses(1)(2)	6.0	6.4
Total lease expense	$8.4	$8.7
(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.
(2)Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Supplemental balance sheet information related to leases was as follows:

	Financial Statement Classification	December 31, 2021	December 31, 2020
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$12.9	$10.8

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$1.9	$2.0
Noncurrent operating lease liabilities	Other deferred credits and liabilities	9.8	8.2
Total operating lease liabilities		$11.7	$10.2
The weighted average remaining lease term and weighted average discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term of operating leases	6.7 years	7.3 years
Weighted average discount rate of operating leases	4.2%	4.7%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.7	$2.3
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$3.9	$0.2

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

(Dollars in millions)
Year ending December 31:
2022	$2.2
2023	2.2
2024	2.1
2025	2.0
2026	1.5
2027-Thereafter	3.5
Total lease payments	13.5
Less: imputed interest	1.8
Total lease liabilities	$11.7

15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2019	$(6.7)	$(7.7)	$(14.4)
Other comprehensive income (loss) before reclassifications / adjustments	0.1	(1.2)	(1.1)
Retirement benefit plans funded status adjustment	(1.6)	—	(1.6)
Net current period change in accumulated other comprehensive loss	(1.5)	(1.2)	(2.7)
At December 31, 2020	$(8.2)	$(8.9)	$(17.1)
Other comprehensive income (loss) before reclassifications / adjustments	0.3	(0.9)	(0.6)
Retirement benefit plans funded status adjustment	1.0	—	1.0
Net current period change in accumulated other comprehensive loss	1.3	(0.9)	0.4
At December 31, 2021	$(6.9)	$(9.8)	$(16.7)
The tax benefit associated with the Company's benefit plans as of December 31, 2021 and 2020 was $2.0 million and $2.4 million, respectively.

The (decrease) increase in net income due to reclassification adjustments from accumulated other comprehensive income were as follows(1):

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.8)	$(0.6)	$(0.6)
Prior service benefit	0.4	0.5	0.6
Total before taxes	(0.4)	(0.1)	—
Income tax	0.1	—	—
Total, net of tax	$(0.3)	$(0.1)	$—
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
Stock Options
There were no stock options granted by the Company during the years ended December 31, 2021 and 2020, respectively. The Company granted the following stock options during the year ended December 31, 2019, with an exercise price equal to the closing price of our common stock on the date of grant:

		Weighted Average Per Share
	Number of Shares	Exercise Price	Weighted Average Grant Date Fair Value
Traditional stock options:
2019 grant	267,897	$9.87	$4.09
The stock options vest in three equal annual installments beginning one year from the date of grant. The stock options expire ten years from the date of grant.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average fair value of employee stock options granted during the year ended December 31, 2019 was based on using the following weighted-average assumptions:

Year Ended December 31,
2019
Risk free interest rate	2%
Expected term	6 years
Volatility	53%
Dividend yield	2%
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
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2021 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2020	3,100,860	$15.02	3.2	$0.1
Exercised	(93,887)	$3.80
Forfeited	(12,836)	$9.87
Expired	(906,632)	17.24
Outstanding at December 31, 2021	2,087,505	$14.59	3.2	$0.1
Exercisable at December 31, 2021	1,999,381	$14.80	2.8	$0.1
Expected to vest at December 31, 2021	88,124	$9.87	7.1	$—
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised in 2021 was $0.3 million. In 2020 the amount was immaterial and there were no stock options exercised during 2019.
Restricted Stock Units
The Company granted the following restricted stock units ("RSUs") during the years ended December 31, 2021, 2020 and 2019:

	Number of RSUs	Weighted Average Grant-Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2021 grants	463,476	$6.72	$3.1
2020 grants	304,332	$6.04	$1.8
2019 grants	136,425	$9.87	$1.3
The RSUs vest in three annual installments beginning one year from the date of grant.

The following table summarizes information with respect to RSUs outstanding as of December 31, 2021 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2020	405,987	$7.02
Granted	463,476	$6.72
Vested	(157,626)	$7.45
Forfeited	(143,819)	$6.83
Nonvested at December 31, 2021	568,018	$6.70
Total grant date fair value of RSUs vested was $1.2 million, $0.6 million and $0.2 million during 2021, 2020 and 2019, respectively.
Performance Share Units
The Company grants performance share units ("PSUs"), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.
The Company granted the following PSUs during the years ended December 31, 2021, 2020 and 2019:

	Number of PSUs	Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2021 grant(1)	177,176	$7.60	$1.3
2020 grant(1)	228,248	$6.70	$1.5
2019 grant(1)	227,378	$10.79	$2.5
(1)The service period for the 2021, 2020, and 2019 PSUs ends on December 31, 2023, 2022 and 2021, and the awards will vest during the first quarter of 2024, 2023 and 2022, respectively. The service period for certain retiree eligible participants is accelerated.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital ("ROIC") performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSUs ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return ("TSR") as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index ("TSR Modifier"). The TSR Modifier can impact the payout (between 75 percent and 125 percent of the 2021 and 2020 awards, and between 25 percent and 125 percent of the 2019 award) of the Company's final performance measure results. The award may vest between zero and 250 percent of the original units granted. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2021 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2020	685,303	$9.76
Granted	177,176	$7.60
Performance adjustments	(70,321)	11.74
Vested	(168,854)	$11.74
Forfeited	(96,289)	$8.42
Nonvested at December 31, 2021	527,015	8.38

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2021, 2020 and 2019, the Company issued 230,056, 263,998 and 147,851 restricted stock units to be settled in cash ("Cash RSUs"), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2021, 2020 and 2019, was $6.68, $6.04 and $9.66, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2021 was adjusted based on the closing price of our common stock on December 31, 2021 of $6.59 per share.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.9 million at December 31, 2021 and was $1.1 million December 31, 2020.
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
The Company issued a grant date fair value award of $2.1 million, $2.0 million and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively, for which the service periods end on December 31, 2023, 2022 and 2021, respectively, and the awards will vests during the first quarter of 2024, 2023 and 2022, respectively. The service period for certain retiree eligible participants is accelerated. The 2019 award is split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expense, consistent with the PSU awards. The 2021 and 2020 awards are also split 50/50 between the Adjusted EBITDA and ROIC metrics, consistent with the PSU awards, but is not impacted by the TSR modifier. See above for details.
The cash incentive award liability at December 31, 2021 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $4.1 million at December 31, 2021 and $1.3 million at December 31, 2020.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over and the estimated forfeiture rate for each award:

	Years Ended December 31,
	2021	2020	2019	2021	2020	2019	December 31, 2021
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$0.1	$0.3	$1.1	$0.1	$0.3	$0.9	$0.1	0.2
RSUs	2.3	1.9	1.0	1.8	1.5	0.9	$0.3	1.9
PSUs	3.4	1.5	2.2	2.6	1.2	1.8	$2.2	1.1
Total equity awards	$5.8	$3.7	$4.3	$4.5	$3.0	$3.6
Liability Awards:
Cash RSUs	$1.7	$0.8	$0.9	$1.3	$0.6	$0.7	$1.0	1.8
Cash incentive award	3.4	0.6	0.4	2.6	0.4	0.3	$3.4	1.4
Total liability awards	$5.1	$1.4	$1.3	$3.9	$1.0	$1.0
(1)Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company issued $0.3 million, $0.1 million, and $0.2 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2021	2020	2019
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.0	83.0	76.8
Add: effect of dilutive share-based compensation awards	0.7	0.2	—
Weighted-average number of shares-diluted	83.7	83.2	76.8
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2021	2020	2019
	(Shares in millions)
Stock options	2.5	3.2	3.0
Restricted stock units	—	0.2	0.1
Performance stock units	—	0.3	0.4
Total	2.5	3.7	3.5

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash and Cash Equivalents
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash and cash equivalents were measured at fair value at December 31, 2021 and December 31, 2020 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.

CMT Contingent Consideration
In connection with the CMT acquisition, the Company entered into a contingent consideration arrangement that required us to make future payments through 2022 to The Cline Group based on future volume over a specified threshold, price and contract renewals. Prior to the termination of the related contract in 2020, the fair value of the contingent consideration was estimated based on a probability-weighted analysis using significant inputs that are not observable in the market, or Level 3 inputs. Due to the change in market and customer conditions in 2019, further described in Note 8, we decreased our forecasted projections, which were classified as Level 3 inputs. The decrease in forecasted projections, as well as a payment made in 2019, resulted in a reduction of the contingent consideration liability, primarily included in other deferred credits and liabilities on the Consolidated Balance Sheets, to zero at December 31, 2019. Changes in fair value were recorded to costs of products sold and operating expenses on the Consolidated Statements of Operations during 2019.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2021 and 2020, the fair value of the Company’s long-term debt was estimated to be $625.1 million and $683.9 million, respectively, compared to a carrying amount of $627.0 million and $690.5 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
19. Revenue from Contracts with Customers
Cokemaking
Our coke sales are largely made pursuant to long-term, take-or-pay agreements with Cliffs Steel and U.S. Steel, who are two of the largest blast furnace steelmakers in North America. Additionally, SunCoke entered into a five year take-or-pay agreement with Algoma Steel beginning in 2022, with average sales of approximately 150 thousand tons of blast furnace coke per year, further diversifying our customer base. These agreements require us to produce and deliver the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As of December 31, 2021, our coke sales agreements have approximately 14.7 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately six years.
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
Foundry and Export Coke
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
Estimated take-or-pay revenue of approximately $24.3 million from all of our multi-year logistics contracts is expected to be recognized over the next two years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2021.
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2021	2020	2019

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,293.6	$1,218.9	$1,434.9
Energy	56.1	43.6	51.1
Logistics	64.3	35.5	72.1
Operating and licensing fees	36.6	31.6	38.4
Other	5.4	3.4	3.8
Sales and other operating revenue	$1,456.0	$1,333.0	$1,600.3
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
The Brazil Coke segment includes the licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil, under which we operate a cokemaking facility located in Vitória, Brazil through at least the second quarter of 2023.
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

The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,354.5	$1,265.4	$1,489.1
Brazil Coke	36.6	31.6	38.4
Logistics	64.9	36.0	72.8
Logistics intersegment sales	27.1	22.1	26.3
Elimination of intersegment sales	(27.1)	(22.1)	(26.3)
Total sales and other operating revenue	$1,456.0	$1,333.0	$1,600.3

Adjusted EBITDA:
Domestic Coke	$243.4	$217.0	$226.7
Brazil Coke	17.2	13.5	16.0
Logistics	43.5	17.3	42.6
Corporate and Other(1)	(28.7)	(41.9)	(37.4)
Total Adjusted EBITDA	$275.4	$205.9	$247.9

Depreciation and amortization expense:
Domestic Coke	$119.0	$119.1	$120.5
Brazil Coke	0.4	0.5	0.6
Logistics	13.3	12.8	21.4
Corporate and Other	1.2	1.3	1.3
Total depreciation and amortization expense	$133.9	$133.7	$143.8

Capital expenditures:
Domestic Coke	$83.1	$60.0	$105.2
Brazil Coke	0.3	0.4	0.3
Logistics	14.7	13.5	4.6
Corporate and Other	0.5	—	—
Total capital expenditures	$98.6	$73.9	$110.1
(1)Corporate and Other includes the activity from our legacy coal mining business, which incurred Adjusted EBITDA losses of $1.9 million, $13.2 million, and $11.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, Corporate and Other includes foundry related research and development costs of $3.9 million during 2020.

The following table sets forth the Company’s segment assets:

	December 31,
	2021	2020
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,370.6	$1,358.9
Brazil Coke	18.0	17.7
Logistics	202.9	199.5
Corporate and Other	23.9	31.8
Segment assets, excluding income tax receivable	1,615.4	1,607.9
Tax receivable	—	5.5
Total assets	$1,615.4	$1,613.4
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, changes to our contingent consideration liability related to our acquisition of CMT and/or transaction costs incurred as part of the Simplification Transaction. EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Below is the reconciliation of Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income (loss) attributable to SunCoke Energy, Inc.	$43.4	$3.7	$(152.3)
Add: Net income attributable to noncontrolling interests	5.4	5.1	3.9
Net income (loss)	$48.8	$8.8	$(148.4)
Add:
Long-lived asset and goodwill impairment	—	—	247.4
Depreciation and amortization expense	133.9	133.7	143.8
Interest expense, net	42.5	56.3	60.3
Loss (gain) on extinguishment of debt, net	31.9	(5.7)	(1.5)
Income tax expense (benefit)	18.3	10.3	(54.7)
Contingent consideration adjustments(1)	—	—	(4.2)
Restructuring costs(2)	—	2.5	—
Simplification Transaction costs(3)	—	—	5.2
Adjusted EBITDA	$275.4	$205.9	$247.9
Subtract: Adjusted EBITDA attributable to noncontrolling interests(4)	9.3	9.1	40.7
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$266.1	$196.8	$207.2
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Our independent registered public accounting firm KPMG LLP, issued an attestation report on our internal control over financial reporting, which is contained in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.
Item 9B.Other Information
None
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable
PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of the Stockholders (the "2022 Proxy Statement"), which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.
Item 11.Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.
Item 14.Principal Accounting Fees and Services
Our independent registered accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
The information required to be disclosed by this item is incorporated herein by reference to our 2022 Proxy Statement, which we expect to file with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

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

2.3
Agreement and Plan of Merger dated as of February 4, 2019 by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2019, File No. 001-35243)

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2
Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 1, 2016 (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 2, 2016, File No. 001-35243)

4.1
Form of Common Stock Certificate of the Registrant (incorporated by reference herein to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form S-1, filed on June 3, 2011, File No. 333-173022)

4.2
Description of the Registrant's Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference herein to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on February 25, 2021, File No. 001-35243)

4.3
Indenture, dated June 22, 2021, by and among SunCoke Energy, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on June 22, 2021, File No. 001-35243)

4.3.1
Form of 4.875% Senior Secured Notes due 2029 (included in Exhibit 4.3)(incorporated by reference herein to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on June 22, 2021, File No. 001-35243)

10.1
Second Amended and Restated Credit Agreement, dated August 5, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on From 8-K (File No.: 001-35243), filed on August 7, 2019).

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 31, 2019 by and among SunCoke Energy, Inc. and SunCoke Energy Partners, L.P. and certain other subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2019, filed on February 20, 2020, File No. 001-35243

10.2.1
Borrower Joinder Agreement, dated as of December 31, 2019 by and between SunCoke Energy Partners Finance Corp., SunCoke Energy, Inc., the other borrowers and Bank of America Administrative Agent (incorporated by reference herein to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2019, filed on February 20, 2020, File No. 001-35243)

10.3*
Second Amendment to Second Amended and Restated Credit Agreement, dated June 22, 2021 among SunCoke Energy, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on June 22, 2021, File No. 001-35243)

10.4**		SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 8, 2021 (filed herewith)

10.5**	SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 14, 2018 (filed herewith)

10.5.1**
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.5.2**
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.5.3**
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243))

10.5.4**
Form of Stock Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.4 to the Company's Annual Report on Form 10-K, filed on February 25, 2021, File No. 001-35243)

10.5.5**
Form of Cash Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.5 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

10.5.6**
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.6 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

10.6**
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.1**
Form of Award Agreement under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates incorporated by reference herein to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

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
Fourth Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2017 incorporated by reference herein to Exhibit 10.7.4 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

10.8**	SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of December 8, 2021 (filed herewith)

10.9**	SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of December 8, 2021 (filed herewith)

10.10**
SunCoke Energy, Inc. Retainer Stock Plan for Outside Directors, effective as of June 1, 2011 (incorporated by reference herein to Exhibit 10.36 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11**	SunCoke Energy, Inc. Amended and Restated Directors’ Deferred Compensation Plan, effective as of February 23, 2022 (filed herewith)

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

21.1*	Subsidiaries of the Registrant (filed herewith)

22.1*	List of Issuers and Guarantor Subsidiaries (filed herewith)

23.1*	Consent of KPMG LLP (filed herewith)

24.1*	Powers of Attorney (filed herewith)

31.1*	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*
Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U.S. Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

95.1*	Mine Safety Disclosure (filed herewith)

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Provided herewith.

**	Management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

SUNCOKE ENERGY, INC.

By:	/s/ Michael G. Rippey
Michael G. Rippey President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title

/s/ Michael G. Rippey	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Michael G. Rippey

/s/ Bonnie M. Edeus*	Vice President, Controller (Principal Accounting Officer)
Bonnie M. Edeus

/s/ Arthur F. Anton*	Chairman of the Board
Arthur F. Anton

/s/ Martha Z. Carnes*	Director
Martha Z. Carnes

/s/ Ralph M. Della Ratta, Jr.*	Director
Ralph M. Della Ratta

/s/ Susan Landahl*	Director
Susan Landahl

/s/ Michael W. Lewis*	Director
Michael W. Lewis

* Michael G. Rippey, pursuant to powers of attorney duly executed by the above officers and directors of SunCoke Energy, Inc. and filed with the SEC in Washington, D.C., hereby executes this Annual Report on Form 10-K on behalf of each of the persons named above in the capacity set forth opposite his or her name.

/s/ Michael G. Rippey	February 24, 2022
Michael G. Rippey