Form 10-Q
period 2022-03-31
SunCoke Energy, Inc.
filed 2022-05-02
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 29, 2022, there were 83,380,822 shares of the Registrant’s $0.01 par value Common Stock outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$439.8	$359.9
Costs and operating expenses
Cost of products sold and operating expenses	338.0	274.0
Selling, general and administrative expenses	18.0	15.3
Depreciation and amortization expense	35.2	32.4
Total costs and operating expenses	391.2	321.7
Operating income	48.6	38.2
Interest expense, net	8.0	12.7
Income before income tax expense	40.6	25.5
Income tax expense	10.0	7.3
Net income	30.6	18.2
Less: Net income attributable to noncontrolling interests	1.1	1.7
Net income attributable to SunCoke Energy, Inc.	$29.5	$16.5
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.35	$0.20
Diluted	$0.35	$0.20
Weighted average number of common shares outstanding:
Basic	83.2	82.8
Diluted	84.2	83.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Net income	$30.6	$18.2
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	0.1	0.1
Currency translation adjustment	1.3	(0.7)
Comprehensive income	32.0	17.6
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.7
Comprehensive income attributable to SunCoke Energy, Inc.	$30.9	$15.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$79.7	$63.8
Receivables, net	99.5	77.6
Inventories	194.1	127.0
Other current assets	10.0	3.5
Total current assets	383.3	271.9
Properties, plants and equipment (net of accumulated depreciation of $1,195.0 million and $1,160.1 million at March 31, 2022 and December 31, 2021, respectively)	1,266.1	1,287.9
Intangible assets, net	34.7	35.2
Deferred charges and other assets	21.6	20.4
Total assets	$1,705.7	$1,615.4
Liabilities and Equity
Accounts payable	$168.1	$126.0
Accrued liabilities	48.9	52.4
Current portion of financing obligation	3.2	3.2
Interest payable	6.1	—
Income tax payable	3.9	0.6
Total current liabilities	230.2	182.2
Long-term debt and financing obligation	625.0	610.4
Accrual for black lung benefits	58.7	57.9
Retirement benefit liabilities	21.3	21.8
Deferred income taxes	174.3	169.0
Asset retirement obligations	11.9	11.6
Other deferred credits and liabilities	22.4	27.1
Total liabilities	1,143.8	1,080.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,754,995 and 98,496,809 shares at March 31, 2022 and December 31, 2021, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2022 and December 31, 2021	(184.0)	(184.0)
Additional paid-in capital	722.3	721.2
Accumulated other comprehensive loss	(15.3)	(16.7)
Retained earnings (deficit)	1.0	(23.4)
Total SunCoke Energy, Inc. stockholders’ equity	525.0	498.1
Noncontrolling interest	36.9	37.3
Total equity	561.9	535.4
Total liabilities and equity	$1,705.7	$1,615.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$30.6	$18.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35.2	32.4
Deferred income tax expense	5.3	3.1
Share-based compensation expense	1.1	0.5
Changes in working capital pertaining to operating activities:
Receivables, net	(21.9)	0.5
Inventories	(66.9)	(8.9)
Accounts payable	41.9	12.9
Accrued liabilities	(3.9)	(3.7)
Interest payable	6.1	11.0
Income taxes	3.3	3.8
Other	(8.1)	(5.0)
Net cash provided by operating activities	22.7	64.8
Cash Flows from Investing Activities
Capital expenditures	(12.9)	(20.1)
Other investing activities	(0.1)	—
Net cash used in investing activities	(13.0)	(20.1)
Cash Flows from Financing Activities
Proceeds from revolving facility	137.0	161.8
Repayment of revolving facility	(122.0)	(194.1)
Repayment of financing obligation	(0.8)	(0.7)
Dividends paid	(5.0)	(5.1)
Cash distribution to noncontrolling interests	(1.5)	—
Other financing activities	(1.5)	(1.0)
Net cash provided by (used in) financing activities	6.2	(39.1)
Net increase in cash and cash equivalents	15.9	5.6
Cash and cash equivalents at beginning of period	63.8	48.4
Cash and cash equivalents at end of period	$79.7	$54.0
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of zero and $0.1 million, respectively	$0.9	$0.5
Income taxes paid	$1.4	$0.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2022
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2021	98,496,809	$1.0	15,404,482	$(184.0)	$721.2	$(16.7)	$(23.4)	$498.1	$37.3	$535.4
Net income	—	—	—	—	—	—	29.5	29.5	1.1	30.6
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	1.3	—	1.3	—	1.3
Share-based compensation	—	—	—	—	2.5	—	—	2.5	—	2.5
Share issuances, net of shares withheld for taxes	258,186	—	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1.5)	(1.5)
At March 31, 2022	98,754,995	$1.0	15,404,482	$(184.0)	$722.3	$(15.3)	$1.0	$525.0	$36.9	$561.9

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	16.5	16.5	1.7	18.2
Reclassifications of prior service benefit and actuarial benefit amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Share-based compensation	—	—	—	—	0.5	—	—	0.5	—	0.5
Share issuances, net of shares withheld for taxes	204,416	—	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Dividends	—	—	—	—	—	—	(5.0)	(5.0)	—	(5.0)
At March 31, 2021	98,382,357	$1.0	15,404,482	$(184.0)	$715.3	$(17.7)	$(35.1)	$479.5	$33.6	$513.1

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The majority of our coke is used in the blast furnace production of steel and is sold under long-term, take-or-pay agreements with our steelmaking customers. Our coke is also used in the foundry production of casted iron, as well as exported to international customers seeking high-quality products for their blast furnaces.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Inventories
The components of inventories were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in millions)
Coal	$116.0	$63.5
Coke	29.5	16.6
Materials, supplies and other	48.6	46.9
Total inventories	$194.1	$127.0

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both March 31, 2022 and December 31, 2021, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		March 31, 2022			December 31, 2021
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	2	$6.7	$5.1	$1.6	$6.7	$5.0	$1.7
Permits	20	31.7	3.5	28.2	31.7	3.1	28.6
Other	28	1.6	0.1	1.5	1.6	0.1	1.5
Total		$40.0	$8.7	$31.3	$40.0	$8.2	$31.8
Total amortization expense for intangible assets subject to amortization was $0.5 million for both the three months ended March 31, 2022 and 2021.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.
The Company recorded income tax expense of $10.0 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively, resulting in an effective tax rate of 24.6 percent and 28.6 percent, respectively, as compared to the 21.0 percent federal statutory rate. During both periods, the difference between the Company’s effective tax rate and the federal statutory rate primarily reflects the impact of state taxes and disallowed expenses. The impact of state taxes in 2022 included the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in an income tax benefit of $1.0 million.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021

	(Dollars in millions)
Accrued benefits	$16.9	$21.7
Current portion of postretirement benefit obligation	2.6	2.6
Other taxes payable	11.8	9.2
Current portion of black lung liability	5.4	5.4
Accrued legal	4.6	4.5
Other	7.6	9.0
Total accrued liabilities	$48.9	$52.4

6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	March 31, 2022	December 31, 2021

	(Dollars in millions)
4.875 percent senior notes, due 2029 ("2029 Senior Notes")	$500.0	$500.0
$350.0 revolving credit facility, due 2026 ("Revolving Facility")	130.0	115.0
5.346 percent financing obligation, due 2024	11.2	12.0
Total borrowings	641.2	627.0
Debt issuance costs	(13.0)	(13.4)
Total debt and financing obligation	$628.2	$613.6
Less: current portion of financing obligation	3.2	3.2
Total long-term debt and financing obligation	$625.0	$610.4
Revolving Facility
As of March 31, 2022, the Revolving Facility had a $130.0 million outstanding balance, leaving $220.0 million available. Additionally, the Company has certain letters of credit totaling $23.6 million, which do not reduce the Revolving Facility's available balance.
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
As of March 31, 2022, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
7. Commitments and Contingent Liabilities
Legal Matters
The Company is a party to certain pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would not have a material adverse impact on our consolidated financial statements. SunCoke's threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $64.1 million and $63.3 million at March 31, 2022 and December 31, 2021, respectively, of which the current portion of $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
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
8. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2022, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
Restricted Stock Units Settled in Shares
The Company issued 309,721 stock-settled restricted stock units (“RSUs”) to certain employees to be settled in shares of the Company’s common stock during the three months ended March 31, 2022. The weighted average grant date fair value was $7.66 per unit and was based on the closing price of our common stock on the day of the grant. The RSUs vest in three annual installments beginning one year from the date of grant.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the three months ended March 31, 2022, for which the service period will end on December 31, 2024, and will vest during the first quarter of 2025. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	154,860	$8.40
(1)The PSU awards are split 50/50 between the Company's three year cumulative Adjusted EBITDA (as defined in Note 12) performance measure and the Company's three-year average pre-tax return on capital performance measure for its coke and logistics businesses and unallocated corporate expenses.
(2)The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 80 percent and 120 percent of the Company's final performance measure results.
The award may vest between 25 and 200 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2022 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2022, the Company issued 247,123 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest in three annual installments beginning one year from the grant date and are part of the SunCoke LTPEP. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2022 was $7.54 per unit and was based on the closing price of our common stock on the day of grant.
The Cash RSU liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.1 million at March 31, 2022 and $1.9 million at December 31, 2021.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.0 million during the three months ended March 31, 2022, for which the service period will end on December 31, 2024 and will vest during the first quarter of 2025. The service period for certain retiree eligible participants is accelerated. The awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at March 31, 2022 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $4.6 million at March 31, 2022 and $4.1 million at December 31, 2021.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2022	2021	March 31, 2022
	Compensation Expense(1)		Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
RSUs	$0.3	$0.3	$2.4	1.2
PSUs	0.7	0.1	$3.7	1.1
Total equity awards	$1.0	$0.4
Liability Awards:
Cash RSUs	$0.7	$0.8	$3.1	2.1
Cash incentive award	1.0	0.2	$5.7	1.5
Total liability awards	$1.7	$1.0
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million and $0.1 million of share-based compensation to the Company's Board of Directors during both the three months ended March 31, 2022 and 2021, respectively.

9. Earnings per Share
Basic earnings per share (“EPS”) has been computed by dividing net income attributable to SunCoke Energy, Inc. by the weighted average number of shares outstanding during the period. Except where the result would be anti-dilutive, diluted EPS has been computed to give effect to share-based compensation awards using the treasury stock method.
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2022	2021

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.2	82.8
Add: Effect of dilutive share-based compensation awards	1.0	0.7
Weighted-average number of shares-diluted	84.2	83.5

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021

	(Shares in millions)
Stock options	1.8	2.9
Total	1.8	2.9
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2022 and December 31, 2021 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2022 and December 31, 2021, the fair value of the Company’s total debt was estimated to be $612.0 million and $625.1 million, respectively, compared to a carrying amount of $641.2 million and $627.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as "Cliffs Steel", United States Steel Corporation ("U.S. Steel"), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of March 31, 2022, our coke sales agreements have approximately 13.9 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately six years.
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
The long-term, take-or-pay agreement between Convent Marine Terminal ("CMT") and Javelin Global Commodities (UK) Ltd. was extended during the first quarter of 2022, which includes 4 million take-or-pay tons in both 2023 and 2024. Estimated take-or-pay revenue of approximately $47.5 million from all of our multi-year logistics contracts is expected to be recognized over the next 3 years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2022.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$395.9	$320.1
Energy	14.7	14.8
Logistics	18.7	15.9
Operating and licensing fees	9.4	8.5
Other	1.1	0.6
Sales and other operating revenue	$439.8	$359.9

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$264.4	255.7
U.S. Steel	60.5	51.0
Other	114.9	53.2
Sales and other operating revenue	$439.8	$359.9

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
Logistics operations are comprised of CMT, Kanawha River Terminal ("KRT"), Lake Terminal, which provides services to our Indiana Harbor cokemaking facility, and Dismal River Terminal ("DRT"), which provides services to our Jewell cokemaking facility. Handling and mixing results are presented in the Logistics segment.
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

The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$411.6	$335.3
Brazil Coke	9.4	8.5
Logistics	18.8	16.1
Logistics intersegment sales	7.5	6.6
Elimination of intersegment sales	(7.5)	(6.6)
Total sales and other operating revenues	$439.8	$359.9

Adjusted EBITDA:
Domestic Coke	$76.0	$63.5
Brazil Coke	4.2	4.5
Logistics	12.6	10.9
Corporate and Other, net	(9.0)	(8.3)
Total Adjusted EBITDA	$83.8	$70.6

Depreciation and amortization expense:
Domestic Coke	$31.3	$28.7
Brazil Coke	—	0.1
Logistics	3.6	3.3
Corporate and Other	0.3	0.3
Total depreciation and amortization expense	$35.2	$32.4

Capital expenditures:
Domestic Coke	$11.1	$16.4
Brazil Coke	0.1	0.1
Logistics	1.7	3.6
Total capital expenditures	$12.9	$20.1
The following table sets forth the Company's segment assets:

	March 31, 2022	December 31, 2021

	(Dollars in millions)
Segment assets
Domestic Coke	$1,450.5	$1,370.6
Brazil Coke	19.4	18.0
Logistics	203.5	202.9
Corporate and Other	32.3	23.9
Total assets	$1,705.7	$1,615.4
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
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$29.5	$16.5
Add: Net income attributable to noncontrolling interests	1.1	1.7
Net income	$30.6	$18.2
Add:
Depreciation and amortization expense	35.2	32.4
Interest expense, net	8.0	12.7
Income tax expense	10.0	7.3
Adjusted EBITDA	$83.8	$70.6
Subtract: Adjusted EBITDA attributable to noncontrolling interests(1)	2.1	2.6
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$81.7	$68.0
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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. We have designed, developed, built, own and operate five cokemaking facilities in the United States (“U.S.”), which have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The majority of our coke is used in the blast furnace production of steel and is sold under long-term, take-or-pay agreements with our steelmaking customers. Our coke is also used in the foundry production of casted iron, as well as exported to international customers seeking high-quality products for their blast furnaces.
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
Market Discussion
The ongoing global coke trade imbalance, driven by a decrease in global coke supply and certain geopolitical events, including the Russian invasion of Ukraine and the related sanctions imposed on Russia during the first quarter of 2022, have increased demand for export coke out of the U.S. This increase in demand and the related escalating coke prices have benefited our export coke sales during the first quarter of 2022. Export coke tonnage is produced utilizing capacity in excess of tons contracted in our long-term, take-or-pay Domestic Coke sales agreements, which are not impacted by global coke trade imbalance and the rise of coke prices.
During the first quarter of 2022, natural gas prices have remained high, continuing to increase global demand for coal to meet European energy needs. Additionally, geopolitical events discussed above have further contributed to the increased coal demand in Europe. Higher demand has driven up the benchmark price for coal delivery into northwest Europe. The increase in global demand for coal has benefited certain CMT customers and is expected to continue to favorably impact export coal volumes through CMT as well as our handling rates.

First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(Dollars in millions)
Net income	$30.6	$18.2	$12.4
Net cash provided by operating activities	$22.7	$64.8	$(42.1)
Adjusted EBITDA	$83.8	$70.6	$13.2
Results for the three months ended March 31, 2022 reflect a strong start to the year. The improved operating results as compared to the same prior year period were driven by favorable pricing on our export coke sales. Operating cash flows during the current year period reflect the impact of higher coal prices and timing of payments. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
Recent Developments and Items Impacting Comparability
There were no unusual events during the three months ended March 31, 2022 significantly impacting comparability to the prior year period.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021

	(Dollars in millions)
Revenues
Sales and other operating revenue	$439.8	$359.9	$79.9
Costs and operating expenses
Cost of products sold and operating expenses	338.0	274.0	64.0
Selling, general and administrative expenses	18.0	15.3	2.7
Depreciation and amortization expense	35.2	32.4	2.8
Total costs and operating expenses	391.2	321.7	69.5
Operating income	48.6	38.2	10.4
Interest expense, net	8.0	12.7	(4.7)
Income before income tax expense	40.6	25.5	15.1
Income tax expense	10.0	7.3	2.7
Net income	30.6	18.2	12.4
Less: Net income attributable to noncontrolling interests	1.1	1.7	(0.6)
Net income attributable to SunCoke Energy, Inc.	$29.5	$16.5	$13.0

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2022 compared to the same prior year period, primarily driven by higher coal prices in our Domestic Coke segment. Revenues further benefited from favorable pricing on export coke sales in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly during the three months ended March 31,2022 as compared to the same prior year period, driven by higher employee related expenses, partially offset by a $0.9 million favorable change in period-over-period, mark-to-market adjustments on deferred compensation as compared to the same prior year period.
Depreciation and Amortization Expense. Depreciation and amortization expense increased during the three months ended March 31, 2022 as a result of depreciable assets placed into service since the prior year period.
Interest Expense, Net. Interest expense, net benefited during the three months ended March 31, 2022 from a lower interest rate on the Senior Notes, which decreased to 4.875 percent from 7.500 percent as a result of the debt refinancing during the second quarter of 2021.
Income Tax Expense. Income tax expense during the three months ended March 31, 2022 reflects the impacts of revaluation of certain deferred tax liabilities due to changes in the apportioned state tax rates, resulting in a benefit of approximately $1.0 million. See Note 4 to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$411.6	$335.3	$76.3
Brazil Coke	9.4	8.5	0.9
Logistics	18.8	16.1	2.7
Logistics intersegment sales	7.5	6.6	0.9
Elimination of intersegment sales	(7.5)	(6.6)	(0.9)
Total sales and other operating revenues	$439.8	$359.9	$79.9
Adjusted EBITDA(1):
Domestic Coke	$76.0	$63.5	$12.5
Brazil Coke	4.2	4.5	(0.3)
Logistics	12.6	10.9	1.7
Corporate and Other, net	(9.0)	(8.3)	(0.7)
Total Adjusted EBITDA	$83.8	$70.6	$13.2
Coke Operating Data:
Domestic Coke capacity utilization(2)	99%	101%	(2)%
Domestic Coke production volumes (thousands of tons)	975	1,036	(61)
Domestic Coke sales volumes (thousands of tons)	962	1,038	(76)
Domestic Coke Adjusted EBITDA per ton(3)	$79.00	$61.18	$17.82
Brazilian Coke production—operated facility (thousands of tons)	419	417	2
Logistics Operating Data:
Tons handled (thousands of tons)	5,236	5,300	(64)
(1)See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2022 and 2021.
(2)The production of foundry coke tons does not replace blast furnace coke tons on a ton for ton basis, as foundry coke requires longer coking time. The Domestic Coke capacity utilization is calculated assuming a single ton of foundry coke replaces approximately two tons of blast furnace coke.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2022 vs. 2021
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$335.3	$63.5
Volume(1)	(21.8)	(5.8)
Price(2)	98.3	23.1
Operating and maintenance costs	N/A	(2.7)
Energy and other	(0.2)	(2.1)
Current year period	$411.6	$76.0
(1)Volumes decreased primarily as a result of changes in the mix of production and unfavorable weather conditions during the first quarter of 2022 which impacted coal-to-coke yields and resulted in lower production volumes. Timing of export blast furnace coke sales partly offset these decreases in volumes.
(2)Favorable pricing on export coke sales increased both revenues and Adjusted EBITDA. Revenues also increased as a result of the pass through of higher coal prices on our long-term, take-or-pay agreements.
Logistics
During the three months ended March 31, 2022, sales and other operating revenues, inclusive of intersegment sales were $26.3 million, compared to $22.7 million in the corresponding prior year period. Adjusted EBITDA during the three months ended March 31, 2022 was $12.6 million compared to $10.9 million in the corresponding prior year period. Increases in Logistics results as compared to the same prior year periods reflect favorable pricing at CMT, driven by the strong export coal market.
Brazil
During the three months ended March 31, 2022, revenues were $9.4 million and Adjusted EBITDA was $4.2 million, which was comparable to results in the prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.0 million for the three months ended March 31, 2022, and $8.3 million for the three months ended March 31, 2021. The three months ended March 31, 2022 was impacted by higher employee related expenses, partially offset by a $0.9 million favorable change in period-over-period, mark-to-market adjustments on deferred compensation as compared to the same prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of March 31, 2022, we had $79.7 million of cash and cash equivalents and $220.0 million of borrowing availability under our Revolving Facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Net cash provided by operating activities	$22.7	$64.8
Net cash used in investing activities	(13.0)	(20.1)
Net cash provided by (used in) financing activities	6.2	(39.1)
Net increase in cash and cash equivalents	$15.9	$5.6
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $42.1 million to $22.7 million for the three months ended March 31, 2022 as compared to the corresponding prior year period. The decrease reflects an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, primarily driven by the timing of coal purchases and higher coal prices as compared to the same prior year period. This decrease was partially offset by higher operating results in both our coke and logistics businesses.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $7.1 million to $13.0 million for the three months ended March 31, 2022 as compared to the corresponding prior year period, driven by timing of payments related to capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $6.2 million for the three months ended March 31, 2022 as compared to $39.1 million net cash used in the corresponding prior year period. The increase was primarily driven by net proceeds of $15.0 million on the revolving facility during the current year period as compared to net repayments of $32.3 million during the same prior year period.
Dividends
On February 1, 2022, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend was paid on March 1, 2022, to stockholders of record on February 17, 2022.
Additionally, on May 2, 2022, SunCoke's Board of Directors declared a cash dividend of $0.06 per share of the Company's common stock. This dividend will be paid on June 1, 2022, to stockholders of record on May 18, 2022.
Covenants
As of March 31, 2022, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to grow our business through new markets or enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return; and
•Environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits; and
The following table summarizes our capital expenditures:

	Three Months Ended March 31,
	2022	2021

	(Dollars in millions)
Ongoing capital	$11.4	$16.4
Expansion capital(1)	1.5	3.7
Total capital expenditures(2)	$12.9	$20.1
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2022. Please refer to our Annual Report on Form 10-K filed on February 24, 2022 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the three months ended March 31, 2022.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2022 and 2021, respectively.

Guarantor Financial and Non-Financial Disclosures
The Company has an existing shelf registration statement, which was filed on November 8, 2019, upon the expiration of the prior shelf registration statement, for the offering of debt and/or securities on a delayed or continuous basis and is presenting these guarantor financial and non-financial disclosures in connection therewith. The following information has been prepared and presented pursuant to amended SEC Rule 3-10 of Regulation S-X and new SEC Rule 13-01 of Regulation S-X.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Income	Issuer and Guarantor Subsidiaries
	Three Months Ended March 31, 2022	Year Ended December 31, 2021
	(Dollars in millions)
Revenues	$321.8	$1,080.7
Costs and operating expenses	276.0	961.2
Operating income	45.8	119.5
Net income	$26.4	$23.4

Balance Sheets	Issuer and Guarantor Subsidiaries
	March 31, 2022	December 31, 2021
	(Dollars in millions)
Assets:
Cash	$14.6	$10.9
Current receivables from Non-Guarantor subsidiaries	8.3	25.7
Other current assets	264.4	175.2
Properties, plants and equipment, net	1,143.1	1,158.2
Other non-current assets	68.9	65.4
Total assets	$1,499.3	$1,435.4
Liabilities:
Current liabilities	$177.3	$143.2
Long-term debt and financing obligation	625.0	610.4
Long-term payable to Non-Guarantor subsidiaries	200.0	200.0
Other long-term liabilities	255.8	251.6
Total liabilities	$1,258.1	$1,205.2

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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:
•the potential operating and financial impacts on our operations, or those of our customers and suppliers, and the general impact on our industry and on the U.S. and global economy, resulting from COVID-19 or any other widespread contagion;
•actual or potential impacts of the Russia-Ukranian crisis on global commodity prices, inflationary pressures, and state sponsored cyber activity;
•the effect of inflation on wages and operating expenses;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19. We are continually monitoring and assessing the effects of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2022.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2022, $96.3 million remains available under the authorized repurchase program.
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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the Securities and Exchange Commission on May 2, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	May 2, 2022	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)