Form 10-Q
period 2022-09-30
SunCoke Energy, Inc.
filed 2022-10-31
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
1011 Warrenville Road, Suite 600
Lisle, Illinois 60532
(Address of principal executive offices, including zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2022, there were 83,402,313 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

SUNCOKE ENERGY, INC.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$516.8	$366.5	$1,458.5	$1,090.7
Costs and operating expenses
Cost of products sold and operating expenses	413.4	277.3	1,163.2	829.9
Selling, general and administrative expenses	20.1	15.3	57.9	48.3
Depreciation and amortization expense	35.7	32.5	106.7	99.0
Total costs and operating expenses	469.2	325.1	1,327.8	977.2
Operating income	47.6	41.4	130.7	113.5
Interest expense, net	8.0	7.9	24.3	34.8
Loss on extinguishment of debt	—	—	—	31.9
Income before income tax (benefit) expense	39.6	33.5	106.4	46.8
Income tax (benefit) expense	(2.9)	9.4	14.3	12.0
Net income	42.5	24.1	92.1	34.8
Less: Net income attributable to noncontrolling interests	1.1	1.1	3.2	4.1
Net income attributable to SunCoke Energy, Inc.	$41.4	$23.0	$88.9	$30.7
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.49	$0.28	$1.06	$0.37
Diluted	$0.49	$0.27	$1.05	$0.37
Weighted average number of common shares outstanding:
Basic	83.9	83.0	83.8	83.0
Diluted	84.7	83.8	84.5	83.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in millions)
Net income	$42.5	$24.1	$92.1	$34.8
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	0.1	0.1	0.3	0.3
Currency translation adjustment	(0.3)	(1.0)	—	(0.8)
Comprehensive income	42.3	23.2	92.4	34.3
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.1	3.2	4.1
Comprehensive income attributable to SunCoke Energy, Inc.	$41.2	$22.1	$89.2	$30.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$59.3	$63.8
Receivables, net	118.7	77.6
Inventories	204.9	127.0
Other current assets	6.4	3.5
Total current assets	389.3	271.9
Properties, plants and equipment (net of accumulated depreciation of $1,248.9 million and $1,160.1 million at September 30, 2022 and December 31, 2021, respectively)	1,238.9	1,287.9
Intangible assets, net	33.7	35.2
Deferred charges and other assets	17.9	20.4
Total assets	$1,679.8	$1,615.4
Liabilities and Equity
Accounts payable	$153.0	$126.0
Accrued liabilities	55.0	52.4
Current portion of financing obligation	3.3	3.2
Interest payable	6.2	—
Income tax payable	2.4	0.6
Total current liabilities	219.9	182.2
Long-term debt and financing obligation	561.2	610.4
Accrual for black lung benefits	60.3	57.9
Retirement benefit liabilities	20.5	21.8
Deferred income taxes	170.8	169.0
Asset retirement obligations	12.4	11.6
Other deferred credits and liabilities	23.1	27.1
Total liabilities	1,068.2	1,080.0
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 98,806,795 and 98,496,809 shares at September 30, 2022 and December 31, 2021, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both September 30, 2022 and December 31, 2021	(184.0)	(184.0)
Additional paid-in capital	726.4	721.2
Accumulated other comprehensive loss	(16.4)	(16.7)
Retained earnings (deficit)	48.5	(23.4)
Total SunCoke Energy, Inc. stockholders’ equity	575.5	498.1
Noncontrolling interest	36.1	37.3
Total equity	611.6	535.4
Total liabilities and equity	$1,679.8	$1,615.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$92.1	$34.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106.7	99.0
Deferred income tax expense	1.8	5.8
Share-based compensation expense	5.0	4.3
Loss on extinguishment of debt	—	31.9
Changes in working capital pertaining to operating activities:
Receivables, net	(44.7)	(13.8)
Inventories	(77.8)	(3.4)
Accounts payable	26.5	13.3
Accrued liabilities	2.4	0.2
Interest payable	6.2	4.7
Income taxes	1.8	5.0
Other	0.6	2.2
Net cash provided by operating activities	120.6	184.0
Cash Flows from Investing Activities
Capital expenditures	(55.7)	(52.1)
Other investing activities	3.6	—
Net cash used in investing activities	(52.1)	(52.1)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	500.0
Repayment of long-term debt	—	(609.3)
Proceeds from revolving facility	450.0	581.1
Repayment of revolving facility	(498.0)	(567.4)
Repayment of financing obligation	(2.4)	(2.2)
Debt issuance costs	—	(12.0)
Dividends paid	(16.9)	(15.1)
Cash distribution to noncontrolling interests	(4.4)	—
Other financing activities	(1.3)	(0.8)
Net cash used in financing activities	(73.0)	(125.7)
Net (decrease) increase in cash and cash equivalents	(4.5)	6.2
Cash and cash equivalents at beginning of period	63.8	48.4
Cash and cash equivalents at end of period	$59.3	$54.6
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of zero and $0.4 million, respectively	$15.4	$26.6
Income taxes paid, net of refunds of zero and $2.9 million, respectively	$10.8	$1.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2022
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2022	98,795,825	$1.0	15,404,482	$(184.0)	$724.4	$(16.2)	$13.9	$539.1	$35.0	$574.1
Net income	—	—	—	—	—	—	41.4	41.4	1.1	42.5
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Share-based compensation	—	—	—	—	2.0	—	—	2.0	—	2.0
Share issuances, net of shares withheld for taxes	10,970	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
At September 30, 2022	98,806,795	$1.0	15,404,482	$(184.0)	$726.4	$(16.4)	$48.5	$575.5	$36.1	$611.6

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2021	98,392,059	$1.0	15,404,482	$(184.0)	$717.1	$(16.7)	$(49.0)	$468.4	$34.9	$503.3
Net income	—	—	—	—	—	—	23.0	23.0	1.1	24.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(1.0)	—	(1.0)	—	(1.0)
Share-based compensation	—	—	—	—	2.0	—	—	2.0	—	2.0
Share issuances, net of shares withheld for taxes	93,575	—	—	—	0.3	—	—	0.3	—	0.3
Dividends	—	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
At September 30, 2021	98,485,634	$1.0	15,404,482	$(184.0)	$719.4	$(17.6)	$(31.1)	$487.7	$36.0	$523.7
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2022
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2021	98,496,809	$1.0	15,404,482	$(184.0)	$721.2	$(16.7)	$(23.4)	$498.1	$37.3	$535.4
Net income	—	—	—	—	—	—	88.9	88.9	3.2	92.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.3	—	0.3	—	0.3
Share-based compensation	—	—	—	—	6.4	—	—	6.4	—	6.4
Share issuances, net of shares withheld for taxes	309,986	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Dividends	—	—	—	—	—	—	(17.0)	(17.0)	—	(17.0)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4.4)	(4.4)
At September 30, 2022	98,806,795	$1.0	15,404,482	$(184.0)	$726.4	$(16.4)	$48.5	$575.5	$36.1	$611.6

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2021
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	30.7	$30.7	4.1	34.8
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.3	—	0.3	—	0.3
Currency translation adjustment	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Share-based compensation	—	—	—	—	4.3	—	—	4.3	—	4.3
Share issuances, net of shares withheld for taxes	307,693	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Dividends	—	—	—	—	—	—	(15.2)	(15.2)	—	(15.2)
At September 30, 2021	98,485,634	$1.0	15,404,482	$(184.0)	$719.4	$(17.6)	$(31.1)	$487.7	$36.0	$523.7
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. General
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. We have designed, developed and built, and we currently own and operate, five cokemaking facilities in the United States (“U.S.”), which have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The majority of our coke is used in the blast furnace production of steel and is sold under long-term, take-or-pay agreements with our steelmaking customers. Our coke is also used in the foundry production of casted iron as well as exported to international customers seeking high-quality products for their blast furnaces.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Inventories
The components of inventories were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in millions)
Coal	$129.6	$63.5
Coke	24.2	16.6
Materials, supplies and other	51.1	46.9
Total inventories	$204.9	$127.0

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both September 30, 2022 and December 31, 2021, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		September 30, 2022			December 31, 2021
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	2	$6.7	$5.4	$1.3	$6.7	$5.0	$1.7
Permits	20	31.7	4.2	27.5	31.7	3.1	28.6
Other	28	1.6	0.1	1.5	1.6	0.1	1.5
Total		$40.0	$9.7	$30.3	$40.0	$8.2	$31.8
Total amortization expense for intangible assets subject to amortization was $0.5 million and $1.5 million for both the three and nine months ended September 30, 2022 and September 30, 2021, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Income before income tax (benefit) expense	$39.6	$33.5	$106.4	$46.8
Income tax (benefit) expense	(2.9)	9.4	14.3	12.0
Effective tax rate	(7.3)%	28.1%	13.4%	25.6%
Income taxes recorded reflect discrete items recorded during the periods. Income taxes recorded during the nine months ended September 30, 2022 included the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in an income tax benefit of $1.0 million recorded during the first quarter of 2022. During the three months ended September 30, 2022, the Company released a valuation allowance established on the deferred tax assets attributable to existing foreign tax credit carryforwards, resulting in a deferred tax benefit of $11.3 million. The release of the aforementioned valuation allowance was a result of new regulations impacting foreign tax credit utilization, published by the U.S. Treasury in 2022. These regulations make foreign taxes paid in future years to certain countries, including Brazil, no longer creditable in the U.S. After completing tax planning, the Company now expects to be able to utilize the foreign tax credits carried forward from prior years. The Company also recognized deferred tax benefits of $4.6 million from research and development tax credits during the three and nine months ended September 30, 2022. Income taxes recorded during the nine months ended September 30, 2021 included the impact changes in state tax laws, which resulted in a state tax benefit of $1.3 million recorded during the second quarter of 2021.
Before the impact of the discrete items described above, the Company’s effective tax rate was 32.3 percent and 29.1 percent for the three and nine months ended September 30 2022, respectively, and 28.1 percent and 28.4 percent for the three and nine months ended September 30, 2021, respectively. The difference between the Company's effective tax rates and the federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes as well as compensation deduction limitations under Section 162(m) of the Internal Revenue Code. The three and nine months ended September 30, 2022 also reflect the impact of foreign taxes as a result of the new regulations noted above.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021

	(Dollars in millions)
Accrued benefits	$22.9	$21.7
Current portion of postretirement benefit obligation	2.6	2.6
Other taxes payable	12.1	9.2
Current portion of black lung liability	5.4	5.4
Accrued legal	5.1	4.5
Other	6.9	9.0
Total accrued liabilities	$55.0	$52.4
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	September 30, 2022	December 31, 2021

	(Dollars in millions)
4.875 percent senior notes, due 2029 ("2029 Senior Notes")	$500.0	$500.0
$350.0 revolving credit facility, due 2026 ("Revolving Facility")	67.0	115.0
5.346 percent financing obligation, due 2024	9.6	12.0
Total borrowings	576.6	627.0
Debt issuance costs	(12.1)	(13.4)
Total debt and financing obligation	$564.5	$613.6
Less: current portion of financing obligation	3.3	3.2
Total long-term debt and financing obligation	$561.2	$610.4
Revolving Facility
As of September 30, 2022, the Revolving Facility had a $67.0 million outstanding balance, leaving $283.0 million available. Additionally, the Company has certain letters of credit totaling $23.4 million, which do not reduce the Revolving Facility's available balance.
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
As of September 30, 2022, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
7. Commitments and Contingent Liabilities
Legal Matters
The Company is a party to certain pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would likely not have a material adverse impact on our consolidated financial statements. SunCoke's threshold for disclosing material environmental legal proceedings involving a government authority where potential monetary sanctions are involved is $1.0 million.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, disability incidence, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns driven by perceptions of success by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $65.7 million and $63.3 million at September 30, 2022 and December 31, 2021, respectively, of which the current portion of $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in both periods.
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
8. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2022, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”). All awards vest immediately upon a qualifying termination of employment, as defined by the SunCoke LTPEP, following a change in control.
On May 12, 2022, the Company adopted the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the "Omnibus Plan"). The Omnibus Plan provides for the grant of equity-based awards including stock options and share units, or restricted stock, to the Company’s Board of Directors and certain employees selected for participation in the plan. The total number of shares of common stock authorized for issuance under the Omnibus Plan consists of 2,700,000 new shares in addition to shares previously authorized for issuance under the SunCoke Energy Inc. Retainer Stock Plan for Outside Directors ("Retainer Stock Plan") and the SunCoke LTPEP. As of the effective date, new awards will no longer be granted under the Retainer Stock Plan or SunCoke LTPEP. The awards previously granted under these two plans were not modified or impacted by the adoption of the Omnibus Plan.
Restricted Stock Units Settled in Shares
During the nine months ended September 30, 2022, the Company issued 335,728 restricted stock units (“RSUs”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $7.57 per unit, based on the closing price of our common stock on the date of grant.

RSUs granted to employees vest and become payable in three annual installments beginning one year from the date of grant. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the nine months ended September 30, 2022, for which the service period will end on December 31, 2024, and will vest and become payable during the first quarter of 2025. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	154,860	$7.46
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
Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2022 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier. The grant date valuation of the TSR Modifier is adjusted during the period if the Company's performance measure results drive the calculation of final vested units granted above the maximum percentage.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2022, the Company issued 250,615 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2022 was $7.56 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.3 million at September 30, 2022 and $1.9 million at December 31, 2021.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.0 million during the nine months ended September 30, 2022, for which the service period will end on December 31, 2024 and will vest and become payable during the first quarter of 2025. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at September 30, 2022 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $7.5 million at September 30, 2022 and $4.1 million at December 31, 2021.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	September 30, 2022
	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
RSUs	$0.6	$0.7	$1.6	$1.7	$1.1	1.0
PSUs	1.2	1.2	3.0	2.4	$1.5	1.1
Total equity awards	$1.8	$1.9	$4.6	$4.1
Liability Awards:
Cash RSUs	$0.1	$0.2	$1.0	$1.3	$1.4	1.9
Cash incentive award	1.5	1.1	3.9	2.4	$3.1	1.4
Total liability awards	$1.6	$1.3	$4.9	$3.7
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.4 million and $0.2 million of share-based compensation to the Company's Board of Directors during the nine months ended September 30, 2022 and 2021, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	83.9	83.0	83.8	83.0
Add: Effect of dilutive share-based compensation awards	0.8	0.8	0.7	0.6
Weighted-average number of shares-diluted	84.7	83.8	84.5	83.6

The following table shows equity awards that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Shares in millions)
Stock options	1.6	2.2	1.7	2.8
Total	1.6	2.2	1.7	2.8

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2022 and December 31, 2021 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2022 and December 31, 2021, the fair value of the Company’s total debt was estimated to be $460.2 million and $625.1 million, respectively, compared to a carrying amount of $576.6 million and $627.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as "Cliffs Steel", United States Steel Corporation ("U.S. Steel"), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of September 30, 2022, our coke sales agreements have approximately 12.3 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately six years.
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
The long-term, take-or-pay agreement between Convent Marine Terminal ("CMT") and Javelin Global Commodities (UK) Ltd. ("Javelin") for coal handling and storage was extended during the first quarter of 2022, which includes 4 million take-or-pay tons in both 2023 and 2024. Estimated take-or-pay revenue of approximately $48.5 million from all of our multi-

year logistics contracts is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2022.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$468.5	$325.4	$1,319.4	$969.7
Energy	17.3	14.1	49.0	42.7
Logistics	20.1	16.9	58.4	49.3
Operating and licensing fees	8.9	9.2	27.9	26.7
Other	2.0	0.9	3.8	2.3
Sales and other operating revenue	$516.8	$366.5	$1,458.5	$1,090.7

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$302.7	240.4	861.4	749.1
U.S. Steel	75.2	54.0	209.8	157.9
Other	138.9	72.1	387.3	183.7
Sales and other operating revenue	$516.8	$366.5	$1,458.5	$1,090.7

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

The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$487.7	$340.3	$1,371.8	$1,014.2
Brazil Coke	8.9	9.2	27.9	26.7
Logistics	20.2	17.0	58.8	49.8
Logistics intersegment sales	7.4	6.3	22.2	20.3
Elimination of intersegment sales	(7.4)	(6.3)	(22.2)	(20.3)
Total sales and other operating revenues	$516.8	$366.5	$1,458.5	$1,090.7

Adjusted EBITDA:
Domestic Coke	$76.6	$65.1	$216.9	$190.0
Brazil Coke	3.3	4.5	11.4	13.0
Logistics	12.9	11.6	38.0	33.9
Corporate and Other, net	(9.1)	(7.3)	(27.5)	(24.4)
Total Adjusted EBITDA	$83.7	$73.9	$238.8	$212.5

Depreciation and amortization expense:
Domestic Coke	$31.7	$28.8	$94.9	$87.9
Brazil Coke	—	0.1	0.1	0.3
Logistics	3.7	3.3	10.9	9.9
Corporate and Other	0.3	0.3	0.8	0.9
Total depreciation and amortization expense	$35.7	$32.5	$106.7	$99.0

Capital expenditures:
Domestic Coke	$20.6	$16.4	$51.8	$43.8
Brazil Coke	—	—	0.1	0.1
Logistics	0.5	2.0	3.2	8.2
Corporate and Other	0.6	—	0.6	—
Total capital expenditures	$21.7	$18.4	$55.7	$52.1
The following table sets forth the Company's segment assets:

	September 30, 2022	December 31, 2021

	(Dollars in millions)
Segment assets
Domestic Coke	$1,444.3	$1,370.6
Brazil Coke	12.9	18.0
Logistics	193.7	202.9
Corporate and Other	28.9	23.9
Total assets	$1,679.8	$1,615.4
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt and transaction costs ("Adjusted EBITDA"). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$41.4	$23.0	$88.9	$30.7
Add: Net income attributable to noncontrolling interests	1.1	1.1	3.2	4.1
Net income	$42.5	$24.1	$92.1	$34.8
Add:
Depreciation and amortization expense	35.7	32.5	106.7	99.0
Interest expense, net	8.0	7.9	24.3	34.8
Loss on extinguishment of debt	—	—	—	31.9
Income tax (benefit) expense	(2.9)	9.4	14.3	12.0
Transaction costs(1)	0.4	—	1.4	—
Adjusted EBITDA	$83.7	$73.9	$238.8	$212.5
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	2.1	2.1	6.2	7.0
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$81.6	$71.8	$232.6	$205.5
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
(2)Reflects noncontrolling interest in Indiana Harbor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the "Quarterly Report on Form 10-Q") contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report on Form 10-K"), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. We have designed, developed and built, and we currently own and operate, five cokemaking facilities in the United States (“U.S.”), which have collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we have designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. The majority of our coke is used in the blast furnace production of steel and is sold under long-term, take-or-pay agreements with our steelmaking customers. Our coke is also used in the foundry production of casted iron as well as exported to international customers seeking high-quality products for their blast furnaces.
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
Market Discussion
The global coke trade imbalance, driven by a decrease in global coke supply and certain geopolitical events, including the Russian invasion of Ukraine and the related sanctions imposed on Russia in 2022, increased demand for and pricing of export coke out of the U.S. during the first half of 2022, which benefited our export coke sales. Economic uncertainty, driven by inflation and commodity pricing volatility during the third quarter, has resulted in a decrease in price of and demand for global export coke as compared to the first half of 2022. Export coke tonnage is produced utilizing capacity in excess of tons contracted in our long-term, take-or-pay Domestic Coke sales agreements, which are not impacted by global coke trade imbalance and the fluctuation of coke prices.
During the nine months ended September 30, 2022, natural gas prices have remained high, continuing to increase global demand for coal to meet European energy needs. Additionally, geopolitical events discussed above have further contributed to the increased coal demand in Europe. Higher demand has driven up the benchmark price for coal delivery into northwest Europe. The increase in global demand for coal has benefited certain CMT customers and is expected to continue to favorably impact export coal volumes through CMT as well as our handling rates.

Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021
	(Dollars in millions)
Net income	$42.5	$24.1	$18.4	$92.1	$34.8	$57.3
Net cash provided by operating activities	$54.4	$79.4	$(25.0)	$120.6	$184.0	$(63.4)
Adjusted EBITDA	$83.7	$73.9	$9.8	$238.8	$212.5	$26.3
Operating results for the three and nine months ended September 30, 2022 reflect strong operating performance, primarily driven by favorable pricing on export coke. Operating cash flows during the current year period primarily reflect higher coal prices. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
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

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021

	(Dollars in millions)
Revenues
Sales and other operating revenue	$516.8	$366.5	$150.3	$1,458.5	$1,090.7	$367.8
Costs and operating expenses
Cost of products sold and operating expenses	413.4	277.3	136.1	1,163.2	829.9	333.3
Selling, general and administrative expenses	20.1	15.3	4.8	57.9	48.3	9.6
Depreciation and amortization expense	35.7	32.5	3.2	106.7	99.0	7.7
Total costs and operating expenses	469.2	325.1	144.1	1,327.8	977.2	350.6
Operating income	47.6	41.4	6.2	130.7	113.5	17.2
Interest expense, net	8.0	7.9	0.1	24.3	34.8	(10.5)
Loss on extinguishment of debt	—	—	—	—	31.9	(31.9)
Income before income tax (benefit) expense	39.6	33.5	6.1	106.4	46.8	59.6
Income tax (benefit) expense	(2.9)	9.4	(12.3)	14.3	12.0	2.3
Net income	42.5	24.1	18.4	92.1	34.8	57.3
Less: Net income attributable to noncontrolling interests	1.1	1.1	—	3.2	4.1	(0.9)
Net income attributable to SunCoke Energy, Inc.	$41.4	$23.0	$18.4	$88.9	$30.7	$58.2

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2022 compared to the same prior year periods, primarily driven by the pass through of higher coal prices in our Domestic Coke segment. Revenues further benefited from favorable pricing on export coke sales in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three and nine months ended September 30, 2022 as compared to the same prior year periods, driven by higher employee related expenses, higher cost of professional services and transaction costs incurred as part of the granulated pig iron project. During the nine months ended September 30, 2022, these costs were partially offset by a $1.0 million favorable change in period-over-period, mark-to-market adjustments on deferred compensation as compared to the same prior year period.
Depreciation and Amortization Expense. Depreciation and amortization expense increased during the three and nine months ended September 30, 2022 as a result of depreciable assets placed into service since the prior year period.
Interest Expense, Net. Interest expense, net, benefited during the nine months ended September 30, 2022 from a lower interest rate on the outstanding senior notes, which decreased to 4.875 percent from 7.500 percent as a result of the debt refinancing during the second quarter of 2021, as well as lower average debt balances during the current year period.
Income Tax (Benefit) Expense. Income tax (benefit) expense during the three and nine months ended September 30, 2022 primarily reflect the release of a valuation allowance established on the deferred tax assets attributable to existing foreign tax credit carryforwards and the recognition of research and development credits, resulting in benefits of $11.3 million and $4.6 million, respectively. See Note 4 to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021		2022	2021

	(Dollars in millions)
Sales and other operating revenues:
Domestic Coke	$487.7	$340.3	$147.4	$1,371.8	$1,014.2	$357.6
Brazil Coke	8.9	9.2	(0.3)	27.9	26.7	1.2
Logistics	20.2	17.0	3.2	58.8	49.8	9.0
Logistics intersegment sales	7.4	6.3	1.1	22.2	20.3	1.9
Elimination of intersegment sales	(7.4)	(6.3)	(1.1)	(22.2)	(20.3)	(1.9)
Total sales and other operating revenues	$516.8	$366.5	$150.3	$1,458.5	$1,090.7	$367.8
Adjusted EBITDA(1):
Domestic Coke	$76.6	$65.1	$11.5	$216.9	$190.0	$26.9
Brazil Coke	3.3	4.5	(1.2)	11.4	13.0	(1.6)
Logistics	12.9	11.6	1.3	38.0	33.9	4.1
Corporate and Other, net	(9.1)	(7.3)	(1.8)	(27.5)	(24.4)	(3.1)
Total Adjusted EBITDA	$83.7	$73.9	$9.8	$238.8	$212.5	$26.3
Coke Operating Data:
Domestic Coke capacity utilization(2)	101%	100%	1%	100%	101%	(1)%
Domestic Coke production volumes (thousands of tons)	1,028	1,041	(13)	3,000	3,131	(131)
Domestic Coke sales volumes (thousands of tons)	1,022	1,056	(34)	2,991	3,157	(166)
Domestic Coke Adjusted EBITDA per ton(3)	$74.95	$61.65	$13.30	$72.52	$60.18	$12.34
Brazilian Coke production—operated facility (thousands of tons)	383	426	(43)	1,208	1,268	(60)
Logistics Operating Data:
Tons handled (thousands of tons)	5,721	4,940	781	16,766	15,344	1,422
(1)See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2022 and 2021.
(2)The production of foundry coke tons does not replace blast furnace coke tons on a ton for ton basis, as foundry coke requires longer coking time. The Domestic Coke capacity utilization is calculated assuming a single ton of foundry coke replaces approximately two tons of blast furnace coke.
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2022 vs. 2021		Nine Months Ended September 30, 2022 vs. 2021
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$340.3	$65.1	$1,014.2	$190.0
Volume(1)	(10.5)	(4.7)	(50.2)	(14.4)
Price(2)	153.8	15.0	400.9	48.9
Operating and maintenance costs(3)	N/A	(1.0)	N/A	(10.3)
Energy and other(4)	4.1	2.2	6.9	2.7
Current year period	$487.7	$76.6	$1,371.8	$216.9
(1)Volumes during the three and nine months ended September 30, 2022 decreased primarily due to changes in the mix of production.
(2)Revenues increased during the three and nine months ended September 30, 2022, primarily as a result of the pass through of higher coal prices on our long-term, take-or-pay agreements. Favorable pricing on export coke sales increased both revenues and Adjusted EBITDA during the three and nine months ended September 30, 2022.
(3)Operating and maintenance costs increased as a result of planned maintenance outages.
(4)Energy and other increased as a result of favorable energy pricing at our Haverhill facility.
Logistics
During the three and nine months ended September 30, 2022, sales and other operating revenues, inclusive of intersegment sales were $27.6 million and $81.0 million, respectively, compared to $23.3 million and $70.1 million, respectively, in the corresponding prior year period. Adjusted EBITDA during the three and nine months ended September 30, 2022 was $12.9 million and $38.0 million, respectively, compared to $11.6 million and $33.9 million, respectively, in the corresponding prior year period. Increases in Logistics results as compared to the same prior year periods reflect higher transloading volumes across the terminals and favorable pricing.
Brazil
During the three and nine months ended September 30, 2022, revenues were $8.9 million and $27.9 million, respectively, which were comparable to results in the prior periods. Adjusted EBITDA was $3.3 million and $11.4 million, in the three and nine months ended September 30, 2022, respectively, compared to $4.5 million and $13.0 million, respectively, in the corresponding prior year periods. The decrease in Adjusted EBITDA was primarily due to the absence of production bonuses for meeting certain volume targets.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.1 million and $27.5 million for the three and nine months ended September 30, 2022, respectively, and $7.3 million and $24.4 million, respectively, in the corresponding prior year periods. The three and nine months ended September 30, 2022 were primarily impacted by higher employee related expenses as compared to the same prior year periods and higher cost of professional services. During the nine months ended September 30, 2022, these costs were partially offset by a $1.0 million favorable change in period-over-period, mark-to-market adjustments on deferred compensation as compared to the same prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of September 30, 2022, we had $59.3 million of cash and cash equivalents and $283.0 million of borrowing availability under our Revolving Facility.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(Dollars in millions)
Net cash provided by operating activities	$120.6	$184.0
Net cash used in investing activities	(52.1)	(52.1)
Net cash used in financing activities	(73.0)	(125.7)
Net (decrease) increase in cash and cash equivalents	$(4.5)	$6.2
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $63.4 million to $120.6 million for the nine months ended September 30, 2022 as compared to the corresponding prior year period. The decrease primarily reflects an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories and accounts payable, driven by higher coal prices. The current year period was further impacted by higher income tax payments of $9.5 million, primarily due to higher earnings as compared to the corresponding prior year period. These decreases were partially offset by higher operating results in both our coke and logistics businesses and lower interest payments of $11.2 million, driven by lower interest rates as a result of the debt refinancing that took place during the second quarter of 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $52.1 million for both the nine months ended September 30, 2022 and 2021. Both periods primarily reflect ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $52.7 million to $73.0 million for the nine months ended September 30, 2022 as compared to the corresponding prior year period. This decrease was primarily driven by the absence of costs associated with the debt refinancing that took place during the second quarter of 2021, which consisted of a $22.0 million premium and $12.0 million of debt issuance costs. The current period was further impacted by lower net repayments of $25.6 million made on the Revolving Facility, excluding the impact of funding of the debt refinancing in the prior period, partially offset by $4.4 million of cash distributions made to noncontrolling interests. The Company paid dividends of $16.9 million during the nine months ended September 30, 2022, an increase of $1.8 million as compared to the dividends paid in the corresponding prior year period as a result of an increase in the dividend per share amount.
Dividends
On August 2, 2022, SunCoke's Board of Directors declared a cash dividend of $0.08 per share of the Company's common stock. This dividend was paid on September 1, 2022, to stockholders of record on August 18, 2022.
Additionally, on October 31, 2022, SunCoke's Board of Directors declared a cash dividend of $0.08 per share of the Company's common stock. This dividend will be paid on December 1, 2022, to stockholders of record on November 18, 2022.

Covenants
As of September 30, 2022, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Nine Months Ended September 30,
	2022	2021

	(Dollars in millions)
Ongoing capital	$52.4	$44.6
Expansion capital(1)	3.3	7.5
Total capital expenditures(2)	$55.7	$52.1
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three and nine months ended September 30, 2022. Please refer to our Annual Report on Form 10-K filed on February 24, 2022 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the three and nine months ended September 30, 2022.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and nine months ended September 30, 2022 and 2021, respectively.
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

The following tables present summarized financial information for the Issuer and the Guarantor Subsidiaries on a combined basis after intercompany balances and transactions between the Issuer and Guarantor Subsidiaries have been eliminated and excluding investment in and equity in earnings from the Non-Guarantor Subsidiaries:

Statements of Income	Issuer and Guarantor Subsidiaries
	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Dollars in millions)
Revenues	$1,074.1	$1,080.7
Costs and operating expenses	951.0	961.2
Operating income	123.1	119.5
Net income	$80.1	$23.4

Balance Sheets	Issuer and Guarantor Subsidiaries
	September 30, 2022	December 31, 2021
	(Dollars in millions)
Assets:
Cash	$12.8	$10.9
Current receivables from Non-Guarantor subsidiaries	8.6	25.7
Other current assets	277.0	175.2
Properties, plants and equipment, net	1,122.8	1,158.2
Other non-current assets	82.6	65.4
Total assets	$1,503.8	$1,435.4
Liabilities:
Current liabilities	$176.4	$143.2
Long-term debt and financing obligation	561.2	610.4
Long-term payable to Non-Guarantor subsidiaries	200.0	200.0
Other long-term liabilities	273.4	251.6
Total liabilities	$1,211.0	$1,205.2

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022. We have not experienced any material impact to our internal controls over financial reporting due to COVID-19.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2022.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of September 30, 2022, $96.3 million remains available under the authorized repurchase program.
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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, filed with the Securities and Exchange Commission on October 31, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	October 31, 2022	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)