Form 10-Q
period 2023-03-31
SunCoke Energy, Inc.
filed 2023-05-04
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 28, 2023, there were 83,720,154 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$487.8	$439.8
Costs and operating expenses
Cost of products sold and operating expenses	402.0	338.0
Selling, general and administrative expenses	18.8	18.0
Depreciation and amortization expense	35.3	35.2
Total costs and operating expenses	456.1	391.2
Operating income	31.7	48.6
Interest expense, net	7.2	8.0
Income before income tax expense	24.5	40.6
Income tax expense	6.8	10.0
Net income	17.7	30.6
Less: Net income attributable to noncontrolling interests	1.4	1.1
Net income attributable to SunCoke Energy, Inc.	$16.3	$29.5
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.19	$0.35
Diluted	$0.19	$0.35
Weighted average number of common shares outstanding:
Basic	84.5	83.2
Diluted	84.9	84.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Net income	$17.7	$30.6
Other comprehensive income:
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	0.1	0.1
Currency translation adjustment	0.1	1.3
Comprehensive income	17.9	32.0
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.1
Comprehensive income attributable to SunCoke Energy, Inc.	$16.5	$30.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$83.3	$90.0
Receivables, net	81.2	104.8
Inventories	234.8	175.2
Other current assets	10.5	4.0
Total current assets	409.8	374.0
Properties, plants and equipment (net of accumulated depreciation of $1,310.3 million and $1,276.0 million at March 31, 2023 and December 31, 2022, respectively)	1,207.8	1,229.3
Intangible assets, net	32.7	33.2
Deferred charges and other assets	19.0	18.1
Total assets	$1,669.3	$1,654.6
Liabilities and Equity
Accounts payable	$172.7	$159.3
Accrued liabilities	45.6	60.8
Current portion of financing obligation	3.4	3.3
Interest payable	6.1	—
Income tax payable	4.0	0.6
Total current liabilities	231.8	224.0
Long-term debt and financing obligation	528.4	528.9
Accrual for black lung benefits	52.7	52.2
Retirement benefit liabilities	15.9	16.4
Deferred income taxes	175.1	172.3
Asset retirement obligations	13.6	13.4
Other deferred credits and liabilities	23.5	24.7
Total liabilities	1,041.0	1,031.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,124,637 and 98,815,780 shares at March 31, 2023 and December 31, 2022, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2023 and December 31, 2022	(184.0)	(184.0)
Additional paid-in capital	726.3	728.1
Accumulated other comprehensive loss	(12.8)	(13.0)
Retained earnings	63.0	53.5
Total SunCoke Energy, Inc. stockholders’ equity	593.5	585.6
Noncontrolling interest	34.8	37.1
Total equity	628.3	622.7
Total liabilities and equity	$1,669.3	$1,654.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$17.7	$30.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35.3	35.2
Deferred income tax expense	2.8	5.3
Share-based compensation expense	1.6	1.1
Changes in working capital pertaining to operating activities:
Receivables, net	23.3	(21.9)
Inventories	(59.0)	(66.9)
Accounts payable	22.2	41.9
Accrued liabilities	(15.3)	(3.9)
Interest payable	6.1	6.1
Income taxes	3.4	3.3
Other	(7.9)	(8.1)
Net cash provided by operating activities	30.2	22.7
Cash Flows from Investing Activities
Capital expenditures	(22.6)	(12.9)
Other investing activities	0.3	(0.1)
Net cash used in investing activities	(22.3)	(13.0)
Cash Flows from Financing Activities
Proceeds from revolving facility	139.0	137.0
Repayment of revolving facility	(139.0)	(122.0)
Repayment of financing obligation	(0.8)	(0.8)
Dividends paid	(6.7)	(5.0)
Cash distribution to noncontrolling interests	(3.7)	(1.5)
Other financing activities	(3.4)	(1.5)
Net cash (used in) provided by financing activities	(14.6)	6.2
Net (decrease) increase in cash and cash equivalents	(6.7)	15.9
Cash and cash equivalents at beginning of period	90.0	63.8
Cash and cash equivalents at end of period	$83.3	$79.7
Supplemental Disclosure of Cash Flow Information
Interest paid	$0.5	$0.9
Income taxes paid	$0.5	$1.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2023
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	16.3	16.3	1.4	17.7
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	0.1	—	0.1	—	0.1
Share-based compensation	—	—	—	—	1.6	—	—	1.6	—	1.6
Share issuances, net of shares withheld for taxes	308,857	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(6.8)	(6.8)	—	(6.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(3.7)	(3.7)
At March 31, 2023	99,124,637	$1.0	15,404,482	$(184.0)	$726.3	$(12.8)	$63.0	$593.5	$34.8	$628.3
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
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also export coke to international customers seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate, five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Inventories
The components of inventories were as follows:

	March 31, 2023	December 31, 2022

	(Dollars in millions)
Coal	$145.7	$109.4
Coke	34.5	14.3
Materials, supplies and other	54.6	51.5
Total inventories	$234.8	$175.2

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both March 31, 2023 and December 31, 2022, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		March 31, 2023			December 31, 2022
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	1	$6.7	$5.8	$0.9	$6.7	$5.6	$1.1
Permits	19	31.7	4.8	26.9	31.7	4.5	27.2
Other	27	1.6	0.1	1.5	1.6	0.1	1.5
Total		$40.0	$10.7	$29.3	$40.0	$10.2	$29.8
Total amortization expense for intangible assets subject to amortization was $0.5 million for both the three months ended March 31, 2023 and 2022, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Income before income tax expense	$24.5	$40.6
Income tax expense	6.8	10.0
Effective tax rate	27.8%	24.6%
Income taxes recorded during the three months ended March 31, 2023 included immaterial discrete items. Income taxes recorded during the three months ended March 31, 2022 included the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in an income tax benefit of $1.0 million.
Before the impact of discrete items described above, the Company's effective tax rate was 27.8 percent and 27.2 percent for the three months ended March 31, 2023 and 2022, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during both periods presented reflect the impact of state taxes as well as compensation deduction limitations under Section 162(m) of the Internal Revenue Code. The three months ended March 31, 2023 also reflects the impact of foreign taxes as a result of new regulations impacting foreign tax credit utilization published by the U.S. Treasury in 2022.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022

	(Dollars in millions)
Accrued benefits	$13.4	$29.7
Current portion of postretirement benefit obligation	2.4	2.4
Other taxes payable	12.1	9.8
Current portion of black lung liability	5.9	5.9
Accrued legal	5.2	4.9
Other	6.6	8.1
Total accrued liabilities	$45.6	$60.8
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	March 31, 2023	December 31, 2022

	(Dollars in millions)
4.875 percent senior notes, due 2029 ("2029 Senior Notes")	$500.0	$500.0
$350.0 revolving credit facility, due 2026 ("Revolving Facility")	35.0	35.0
5.346 percent financing obligation, due 2024	8.0	8.8
Total borrowings	543.0	543.8
Debt issuance costs	(11.2)	(11.6)
Total debt and financing obligation	$531.8	$532.2
Less: current portion of financing obligation	3.4	3.3
Total long-term debt and financing obligation	$528.4	$528.9
Revolving Facility
As of March 31, 2023, the Revolving Facility had a $35.0 million outstanding balance, leaving $315.0 million available. Additionally, the Company has certain letters of credit totaling $22.4 million, which do not reduce the Revolving Facility's available balance.
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
As of March 31, 2023, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $58.6 million and $58.1 million at March 31, 2023 and December 31, 2022, respectively, of which the current portion of $5.9 million and $5.4 million was included in accrued liabilities on the Consolidated Balance Sheets in each respective period.
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
8. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2023, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the "Omnibus Plan"). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the three months ended March 31, 2023, the Company issued 294,462 restricted stock units (“RSUs”) to certain employees, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $9.24 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become payable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.

Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the three months ended March 31, 2023, for which the service period will end on December 31, 2025, and will vest and become payable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	147,232	$9.84
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
Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2023 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2023, the Company issued 216,547 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2023 was $9.24 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.0 million at March 31, 2023 and $2.4 million at December 31, 2022.
Cash Incentive Awards
The Company also granted long-term cash compensation to eligible participants under the Omnibus Plan. All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control. The cash incentive award liability is included in accrued liabilities and other deferred credits and liabilities on the Consolidated Balance Sheets.
The Company issued awards with an aggregate grant date fair value of approximately $2.2 million during the three months ended March 31, 2023, for which the service period will end on December 31, 2025 and will vest and become payable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at March 31, 2023 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $6.7 million at March 31, 2023 and $8.7 million at December 31, 2022.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2023	2022	March 31, 2023
	Compensation Expense(1)		Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
RSUs	$0.3	$0.3	$2.9	1.3
PSUs	1.3	0.7	1.1	2.1
Total equity awards	$1.6	$1.0
Liability Awards:
Cash RSUs	$0.7	$0.7	$2.8	1.9
Cash incentive award	1.3	1.0	2.8	0.8
Total liability awards	$2.0	$1.7
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2023	2022

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	84.5	83.2
Add: Effect of dilutive share-based compensation awards	0.4	1.0
Weighted-average number of shares-diluted	84.9	84.2

The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022

	(Shares in millions)
Stock options	1.4	1.8
Total	1.4	1.8
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2023 and December 31, 2022 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2023 and December 31, 2022, the fair value of the Company’s total debt was estimated to be $482.3 million and $471.9 million, respectively, compared to a carrying amount of $543.0 million and $543.8 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as "Cliffs Steel", United States Steel Corporation ("U.S. Steel"), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of March 31, 2023, our coke sales agreements have approximately 24.6 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately ten years.
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
Estimated take-or-pay revenue of approximately $45.0 million from all of our multi-year logistics contracts is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2023.

Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$444.6	$395.9
Energy	12.2	14.7
Logistics	20.9	18.7
Operating and licensing fees	7.9	9.4
Other	2.2	1.1
Sales and other operating revenue	$487.8	$439.8

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$326.2	$264.4
U.S. Steel	72.8	60.5
Other	88.8	114.9
Sales and other operating revenue	$487.8	$439.8

12. Business Segment Information
The Company reports its business through three segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity.
The Brazil Coke segment includes the licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil, under which we operate a cokemaking facility located in Vitória, Brazil through January 2028.
Logistics operations are comprised of Convent Marine Terminal ("CMT"), Kanawha River Terminal ("KRT"), and Lake Terminal, which provides services to our Indiana Harbor cokemaking facility. Handling and mixing results are presented in the Logistics segment. The Company elected to combine Dismal River Terminal ("DRT") operations into the Jewell cokemaking operations in the Domestic Coke segment beginning January 1, 2023. The DRT results were included in the Logistics segment in 2022 and are not recast.
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

The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$458.8	$411.6
Brazil Coke	7.9	9.4
Logistics	21.1	18.8
Logistics intersegment sales	6.2	7.5
Elimination of intersegment sales	(6.2)	(7.5)
Total sales and other operating revenues	$487.8	$439.8

Adjusted EBITDA:
Domestic Coke	$60.4	$76.0
Brazil Coke	2.4	4.2
Logistics	13.5	12.6
Corporate and Other, net	(9.2)	(9.0)
Total Adjusted EBITDA	$67.1	$83.8

Depreciation and amortization expense:
Domestic Coke	$31.8	$31.3
Brazil Coke	0.1	—
Logistics	3.3	3.6
Corporate and Other	0.1	0.3
Total depreciation and amortization expense	$35.3	$35.2

Capital expenditures:
Domestic Coke	$20.9	$11.1
Brazil Coke	1.5	0.1
Logistics	0.1	1.7
Corporate and Other	0.1	—
Total capital expenditures	$22.6	$12.9
The following table sets forth the Company's segment assets:

	March 31, 2023	December 31, 2022

	(Dollars in millions)
Segment assets
Domestic Coke	$1,452.6	$1,422.6
Brazil Coke	16.3	15.7
Logistics(1)	167.8	193.5
Corporate and Other	32.6	22.8
Total assets	$1,669.3	$1,654.6
(1)Logistics segment assets included $21.7 million of DRT assets as of December 31, 2022, which are included in the Domestic Coke segment in 2023.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$16.3	$29.5
Add: Net income attributable to noncontrolling interests	1.4	1.1
Net income	$17.7	$30.6
Add:
Depreciation and amortization expense	35.3	35.2
Interest expense, net	7.2	8.0
Income tax expense	6.8	10.0
Transaction costs(1)	0.1	—
Adjusted EBITDA	$67.1	$83.8
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	2.5	2.1
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$64.6	$81.7
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
(2)Reflects noncontrolling interest in Indiana Harbor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Quarterly Report on Form 10-Q") contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report on Form 10-K"), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also export coke to international customers seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate, five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity. Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale.
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
Market Discussion
Economic uncertainty, driven by inflation and commodity pricing volatility, has resulted in continued decreases in the price of global export coke during the first quarter of 2023. Export coke tonnage is produced utilizing capacity in excess of tons contracted in our long-term, take-or-pay Domestic Coke sales agreements, which are not impacted by the fluctuation of coke prices.
During the three months ended March 31, 2023, decreases in European energy needs, primarily due to mild weather conditions, resulted in a decline of the benchmark price for coal delivery into northwest Europe. Export coal volumes through Convent Marine Terminal ("CMT"), were not negatively impacted by the decline in benchmark pricing during the first quarter of 2023.

First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(Dollars in millions)
Net income	$17.7	$30.6	$(12.9)
Net cash provided by operating activities	$30.2	$22.7	$7.5
Adjusted EBITDA	$67.1	$83.8	$(16.7)
Operating results in the first quarter of 2023 primarily reflect lower margins on export coke sales, as well as the timing of shipments, in our Domestic Coke segment. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
Recent Developments
•In April 2023, the Indiana Harbor long-term, take-or-pay agreement with Cliffs Steel was extended to September 30, 2035. Under the extended agreement, Indiana Harbor will continue to supply 1,220 thousand tons to Cliffs Steel annually. Reimbursement of certain operating and maintenance expenses under the contract are fixed subject to annual adjustment based on an inflation index. Other key provisions of the agreement, including the pass-through of coal costs, remain unchanged.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022

	(Dollars in millions)
Revenues
Sales and other operating revenue	$487.8	$439.8	$48.0
Costs and operating expenses
Cost of products sold and operating expenses	402.0	338.0	64.0
Selling, general and administrative expenses	18.8	18.0	0.8
Depreciation and amortization expense	35.3	35.2	0.1
Total costs and operating expenses	456.1	391.2	64.9
Operating income	31.7	48.6	(16.9)
Interest expense, net	7.2	8.0	(0.8)
Income before income tax expense	24.5	40.6	(16.1)
Income tax expense	6.8	10.0	(3.2)
Net income	17.7	30.6	(12.9)
Less: Net income attributable to noncontrolling interests	1.4	1.1	0.3
Net income attributable to SunCoke Energy, Inc.	$16.3	$29.5	$(13.2)

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2023 compared to the same prior year period, primarily driven by the pass-through of higher coal prices in our Domestic Coke segment. These increases to sales and other operating revenue were partly offset by lower pricing on export coke sales, as well as the timing of shipments.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased slightly during the three months ended March 31, 2023 as compared to the same prior year period, primarily driven by higher employee related expenses.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2023 was reasonably consistent period over period.
Interest Expense, Net. Interest expense, net, benefited during the three months ended March 31, 2023 from lower average debt balances during the current year period.
Income Tax Expense. Income tax expense during the three months ended March 31, 2023 reflects the absence of the revaluation of certain deferred tax liabilities due to changes in the apportioned state tax rates, which resulted in a benefit of approximately $1.0 million in the prior year period. Excluding this discrete item, the effective tax rate has remained consistent period over period. See Note 4 to our consolidated financial statements for further detail.
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
•Logistics consists of CMT, located in Convent, Louisiana, Kanawha River Terminal ("KRT"), located in Ceredo and Belle, West Virginia, and Lake Terminal, located in East Chicago, Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$458.8	$411.6	$47.2
Brazil Coke	7.9	9.4	(1.5)
Logistics	21.1	18.8	2.3
Logistics intersegment sales	6.2	7.5	(1.3)
Elimination of intersegment sales	(6.2)	(7.5)	1.3
Total sales and other operating revenues	$487.8	$439.8	$48.0
Adjusted EBITDA(1):
Domestic Coke	$60.4	$76.0	$(15.6)
Brazil Coke	2.4	4.2	(1.8)
Logistics	13.5	12.6	0.9
Corporate and Other, net	(9.2)	(9.0)	(0.2)
Total Adjusted EBITDA	$67.1	$83.8	$(16.7)
Coke Operating Data:
Domestic Coke capacity utilization(2)	100%	99%	1%
Domestic Coke production volumes (thousands of tons)	994	975	19
Domestic Coke sales volumes (thousands of tons)	950	962	(12)
Domestic Coke Adjusted EBITDA per ton(3)	$63.58	$79.00	$(15.42)
Brazilian Coke production—operated facility (thousands of tons)	398	419	(21)
Logistics Operating Data:
Tons handled (thousands of tons)	5,309	5,236	73
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
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2023 vs. 2022
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$411.6	$76.0
Volume(1)	(8.0)	(5.9)
Price(2)	56.0	(8.0)
Operating and maintenance costs	N/A	(0.1)
Energy and other	(0.8)	(1.6)
Current year period	$458.8	$60.4
(1)Volumes during the three months ended March 31, 2023 decreased primarily due to the timing of export coke shipments, partially offset by higher volumes on our long-term, take-or-pay agreements.
(2)Revenues increased during the three months ended March 31, 2023, primarily as a result of the pass-through of higher coal prices on our long-term, take-or-pay agreements. Adjusted EBITDA decreased during the three months ended March 31, 2023 primarily due to lower sales pricing on export coke sales.
Logistics
During the three months ended March 31, 2023, sales and other operating revenues, inclusive of intersegment sales were $27.3 million, compared to $26.3 million in the corresponding prior year period. Adjusted EBITDA during the three months ended March 31, 2023 was $13.5 million compared to $12.6 million in the corresponding prior year period. Increases in Logistics results as compared to the same prior year period primarily reflect higher transloading volumes at CMT.
Brazil
During the three months ended March 31, 2023, revenues were $7.9 million, compared to $9.4 million in the corresponding prior year period. Adjusted EBITDA during the three months ended March 31, 2023 was $2.4 million compared to $4.2 million in the corresponding prior year period. Decreases in Revenues and Adjusted EBITDA were primarily due to the absence of technology fees, which expired at the end of 2022, as well as the absence of production bonuses for meeting certain volume targets.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.2 million for the three months ended March 31, 2023, which was reasonably consistent with $9.0 million in the corresponding prior year period.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of March 31, 2023, we had $83.3 million of cash and cash equivalents and $315.0 million of borrowing availability under our Revolving Facility.
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
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke to provide additional collateral of approximately $32.0 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. Additionally, on January 19, 2023, the Department of Labor issued a new proposed rule that would require self-insured companies to post collateral in the amount of 120 percent of the company's total expected lifetime black lung obligations as determined by the DCMWC. While this new proposed rule is not effective, if finalized, it could potentially reduce the Company's liquidity. We will submit comments on this proposed rule and continue to monitor any impact to the Company. See further discussion in Note 7 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Net cash provided by operating activities	$30.2	$22.7
Net cash used in investing activities	(22.3)	(13.0)
Net cash (used in) provided by financing activities	(14.6)	6.2
Net (decrease) increase in cash and cash equivalents	$(6.7)	$15.9
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $7.5 million to $30.2 million for the three months ended March 31, 2023 as compared to the corresponding prior year period. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, accounts payable, driven by the timing of export coke shipments as compared to the prior year period, partially offset by timing of payments. The favorable impact of primary working capital was partially offset by lower operating results in our Domestic Coke segment, and higher payments made for employee related expenses in the current period.
Cash Flows from Investing Activities
Net cash used in investing activities was $22.3 million and $13.0 million for the three months ended March 31, 2023 and 2022, respectively. Both periods primarily reflect ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.6 million for the three months ended March 31, 2023 as compared to net cash provided by financing activities of $6.2 million in the corresponding prior year period. Increases in net cash used in financing activities primarily reflect the absence of net proceeds of $15.0 million on the Revolving Facility in the prior year period, and higher cash distributions made to noncontrolling interests of $2.2 million in the current year period. Additionally, dividends paid increased $1.7 million as compared to the prior year period as a result of an increase in the dividend per share amount.
Dividends
On February 2, 2023, SunCoke's Board of Directors declared a cash dividend of $0.08 per share of the Company's common stock. This dividend was paid on March 1, 2023, to stockholders of record on February 16, 2023.
Additionally, on May 4, 2023, SunCoke's Board of Directors declared a cash dividend of $0.08 per share of the Company's common stock. This dividend will be paid on June 1, 2023, to stockholders of record on May 18, 2023.
Covenants
As of March 31, 2023, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Three Months Ended March 31,
	2023	2022

	(Dollars in millions)
Ongoing capital	$21.7	$11.4
Expansion capital(1)	0.9	1.5
Total capital expenditures(2)	$22.6	$12.9
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2023. Please refer to our Annual Report on Form 10-K filed on February 24, 2023 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy, Inc. that have been adopted during the three months ended March 31, 2023.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three months ended March 31, 2023 and 2022, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2023.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2023, $96.3 million remains available under the authorized repurchase program.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 23, 2023 (incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101*
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the Securities and Exchange Commission on May 4, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	May 4, 2023	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of SunCoke Energy, Inc.)