Form 10-Q
period 2023-06-30
SunCoke Energy, Inc.
filed 2023-08-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 28, 2023, there were 83,756,217 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$534.4	$501.9	$1,022.2	$941.7
Costs and operating expenses
Cost of products sold and operating expenses	443.1	411.8	845.1	749.8
Selling, general and administrative expenses	17.4	19.8	36.2	37.8
Depreciation and amortization expense	36.4	35.8	71.7	71.0
Total costs and operating expenses	496.9	467.4	953.0	858.6
Operating income	37.5	34.5	69.2	83.1
Interest expense, net	7.2	8.3	14.4	16.3
Income before income tax expense	30.3	26.2	54.8	66.8
Income tax expense	8.3	7.2	15.1	17.2
Net income	22.0	19.0	39.7	49.6
Less: Net income attributable to noncontrolling interests	1.6	1.0	3.0	2.1
Net income attributable to SunCoke Energy, Inc.	$20.4	$18.0	$36.7	$47.5
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.24	$0.21	$0.43	$0.57
Diluted	$0.24	$0.21	$0.43	$0.56
Weighted average number of common shares outstanding:
Basic	84.7	83.9	84.6	83.7
Diluted	84.9	84.6	84.9	84.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in millions)
Net income	$22.0	$19.0	$39.7	$49.6
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	0.1	0.1	0.2
Currency translation adjustment	0.4	(1.0)	0.5	0.3
Comprehensive income	22.4	18.1	40.3	50.1
Less: Comprehensive income attributable to noncontrolling interests	1.6	1.0	3.0	2.1
Comprehensive income attributable to SunCoke Energy, Inc.	$20.8	$17.1	$37.3	$48.0
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$78.2	$90.0
Receivables, net	96.9	104.8
Inventories	200.4	175.2
Other current assets	7.3	4.0
Total current assets	382.8	374.0
Properties, plants and equipment (net of accumulated depreciation of $1,344.3 million and $1,276.0 million at June 30, 2023 and December 31, 2022, respectively)	1,208.4	1,229.3
Intangible assets, net	32.1	33.2
Deferred charges and other assets	20.1	18.1
Total assets	$1,643.4	$1,654.6
Liabilities and Equity
Accounts payable	$173.9	$159.3
Accrued liabilities	43.7	60.8
Current portion of financing obligation	3.4	3.3
Income tax payable	1.5	0.6
Total current liabilities	222.5	224.0
Long-term debt and financing obligation	493.0	528.9
Accrual for black lung benefits	53.2	52.2
Retirement benefit liabilities	15.6	16.4
Deferred income taxes	178.4	172.3
Asset retirement obligations	13.6	13.4
Other deferred credits and liabilities	24.7	24.7
Total liabilities	1,001.0	1,031.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,160,699 and 98,815,780 shares at June 30, 2023 and December 31, 2022, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both June 30, 2023 and December 31, 2022	(184.0)	(184.0)
Additional paid-in capital	727.9	728.1
Accumulated other comprehensive loss	(12.4)	(13.0)
Retained earnings	76.5	53.5
Total SunCoke Energy, Inc. stockholders’ equity	609.0	585.6
Noncontrolling interest	33.4	37.1
Total equity	642.4	622.7
Total liabilities and equity	$1,643.4	$1,654.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$39.7	$49.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71.7	71.0
Deferred income tax expense	6.1	9.2
Share-based compensation expense	3.2	3.0
Changes in working capital pertaining to operating activities:
Receivables, net	7.6	(30.5)
Inventories	(25.2)	(66.1)
Accounts payable	15.1	31.9
Accrued liabilities	(17.4)	(0.9)
Income taxes	0.9	0.8
Other operating activities	(2.8)	(1.8)
Net cash provided by operating activities	98.9	66.2
Cash Flows from Investing Activities
Capital expenditures	(50.4)	(34.0)
Other investing activities	0.4	—
Net cash used in investing activities	(50.0)	(34.0)
Cash Flows from Financing Activities
Proceeds from revolving facility	222.0	327.0
Repayment of revolving facility	(257.0)	(342.0)
Repayment of financing obligation	(1.7)	(1.6)
Dividends paid	(13.9)	(10.3)
Cash distribution to noncontrolling interests	(6.7)	(4.4)
Other financing activities	(3.4)	(1.3)
Net cash used in financing activities	(60.7)	(32.6)
Net decrease in cash and cash equivalents	(11.8)	(0.4)
Cash and cash equivalents at beginning of period	90.0	63.8
Cash and cash equivalents at end of period	$78.2	$63.4
Supplemental Disclosure of Cash Flow Information
Interest paid	$13.3	$14.2
Income taxes paid	$8.0	$7.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended June 30, 2023
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At March 31, 2023	99,124,637	$1.0	15,404,482	$(184.0)	$726.3	$(12.8)	$63.0	$593.5	$34.8	$628.3
Net income	—	—	—	—	—	—	20.4	20.4	1.6	22.0
Currency translation adjustment	—	—	—	—	—	0.4	—	0.4	—	0.4
Share-based compensation	—	—	—	—	1.6	—	—	1.6	—	1.6
Share issuances, net of shares withheld for taxes	36,062	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(6.9)	(6.9)	—	(6.9)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(3.0)	(3.0)
At June 30, 2023	99,160,699	$1.0	15,404,482	$(184.0)	$727.9	$(12.4)	$76.5	$609.0	$33.4	$642.4
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
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2023
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	36.7	36.7	3.0	39.7
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	0.5	—	0.5	—	0.5
Share-based compensation	—	—	—	—	3.2	—	—	3.2	—	3.2
Share issuances, net of shares withheld for taxes	344,919	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(13.7)	(13.7)	—	(13.7)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(6.7)	(6.7)
At June 30, 2023	99,160,699	$1.0	15,404,482	$(184.0)	$727.9	$(12.4)	$76.5	$609.0	$33.4	$642.4
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Inventories
The components of inventories were as follows:

	June 30, 2023	December 31, 2022

	(Dollars in millions)
Coal	$128.2	$109.4
Coke	15.8	14.3
Materials, supplies and other	56.4	51.5
Total inventories	$200.4	$175.2

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both June 30, 2023 and December 31, 2022, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		June 30, 2023			December 31, 2022
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	1	$6.7	$5.9	$0.8	$6.7	$5.6	$1.1
Permits	19	31.7	5.2	26.5	31.7	4.5	27.2
Other	27	1.6	0.2	1.4	1.6	0.1	1.5
Total		$40.0	$11.3	$28.7	$40.0	$10.2	$29.8
Total amortization expense for intangible assets subject to amortization was $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income before income tax expense	$30.3	$26.2	$54.8	$66.8
Income tax expense	8.3	7.2	15.1	17.2
Effective tax rate	27.4%	27.5%	27.6%	25.7%
Income taxes recorded during the three and six months ended June 30, 2023 included immaterial discrete items. Income taxes recorded during the six months ended June 30, 2022 included the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in an income tax benefit of $1.0 million.
Before the impact of discrete items described above, the Company's effective tax rate was 27.4 percent and 27.6 percent for the three and six months ended June 30, 2023, respectively, and 27.5 percent and 27.2 percent for the three and six months ended June 30, 2022, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes as well as compensation deduction limitations under Section 162(m) of the Internal Revenue Code. The three and six months ended June 30, 2023 also reflect the impact of foreign taxes as a result of new regulations impacting foreign tax credit utilization published by the U.S. Treasury in 2022.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022

	(Dollars in millions)
Accrued benefits	$17.3	$29.7
Current portion of postretirement benefit obligation	2.4	2.4
Other taxes payable	11.9	9.8
Current portion of black lung liability	5.9	5.9
Accrued legal	0.6	4.9
Other	5.6	8.1
Total accrued liabilities	$43.7	$60.8

6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	June 30, 2023	December 31, 2022

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	35.0
5.346 percent financing obligation, due 2024	7.1	8.8
Total borrowings	507.1	543.8
Debt issuance costs	(10.7)	(11.6)
Total debt and financing obligation	$496.4	$532.2
Less: current portion of financing obligation	3.4	3.3
Total long-term debt and financing obligation	$493.0	$528.9
Revolving Facility
As of June 30, 2023, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $22.4 million, which do not reduce the Revolving Facility's available balance.
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
As of June 30, 2023, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns by claimants and their advisors, the impact of which cannot be estimated. The estimated liability was $59.1 million and $58.1 million at June 30, 2023 and December 31, 2022, respectively, of which the current portion of $5.9 million was included in accrued liabilities on the Consolidated Balance Sheets in both respective periods.
On February 1, 2013, SunCoke obtained commercial insurance for black lung claims in excess of a deductible for employees with a last date of employment after that date. Also during 2013, we were reauthorized to continue to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) in exchange for $8.4 million of collateral. In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure any legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. Additionally, on January 19, 2023, the Department of Labor issued a new proposed rule that would require self-insured companies to post collateral in the amount of 120 percent of the company's total expected lifetime black lung obligations as determined by the DCMWC. While this new proposed rule is not effective, if finalized, it could potentially reduce the Company's liquidity. SunCoke submitted written comments on the proposed rule and will continue to monitor any impact to the Company.
8. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2023, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the six months ended June 30, 2023, the Company issued 352,646 restricted stock units (“RSUs”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $8.97 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the six months ended June 30, 2023, for which the service period will end on December 31, 2025, and will vest and become issuable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

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
Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2023 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2023, the Company issued 216,547 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2023 was $9.24 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.3 million at June 30, 2023 and $2.4 million at December 31, 2022.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.2 million during the six months ended June 30, 2023, for which the service period will end on December 31, 2025 and will vest and become payable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at June 30, 2023 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $7.2 million at June 30, 2023 and $8.7 million at December 31, 2022.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	June 30, 2023
	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
RSUs	$0.7	$0.7	$1.0	$1.0	$2.1	1.1
PSUs	0.2	1.1	1.5	1.8	0.9	1.9
Total equity awards	$0.9	$1.8	$2.5	$2.8
Liability Awards:
Cash RSUs	$0.3	$0.2	$1.0	$0.9	$2.0	1.8
Cash incentive award	0.4	1.4	1.7	2.4	2.3	1.8
Total liability awards	$0.7	$1.6	$2.7	$3.3
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.7 million and $0.2 million of share based compensation to the Company's Board of Directors during the six months ended June 30, 2023 and 2022, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	84.7	83.9	84.6	83.7
Add: Effect of dilutive share-based compensation awards	0.2	0.7	0.3	0.7
Weighted-average number of shares-diluted	84.9	84.6	84.9	84.4
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Shares in millions)
Stock options	1.2	1.6	1.3	1.7
Restricted stock units	0.1	—	—	—
Total	1.3	1.6	1.3	1.7
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at June 30, 2023 and December 31, 2022 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.

Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2023 and December 31, 2022, the fair value of the Company’s total debt was estimated to be $426.2 million and $471.9 million, respectively, compared to a carrying amount of $507.1 million and $543.8 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of June 30, 2023, our coke sales agreements have approximately 23.7 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately ten years.
While the revenues in our Domestic Coke segment are primarily tied to blast furnace coke sales made under long-term, take-or-pay agreements, we also produce and sell foundry coke out of our Jewell cokemaking facility. Foundry coke sales are generally made under annual agreements with our customers for an agreed upon price and do not contain take-or-pay volume commitments.
Non-contracted blast coke sales are produced utilizing capacity in excess of our long-term, take-or-pay agreements and foundry coke. These non-contracted blast coke sales are generally sold on a spot basis at the current market price into the global export and North American coke markets, and do not contain the same provisions as our long-term, take-or-pay agreements.
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
Estimated take-or-pay revenue of approximately $36.2 million from all of our multi-year logistics contracts is expected to be recognized over the next four years for unsatisfied or partially unsatisfied performance obligations as of June 30, 2023.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$492.6	$455.0	$937.2	$850.9
Energy	11.8	17.0	24.0	31.7
Logistics	19.3	19.6	40.2	38.3
Operating and licensing fees	8.8	9.6	16.7	19.0
Other	1.9	0.7	4.1	1.8
Sales and other operating revenue	$534.4	$501.9	$1,022.2	$941.7

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$335.9	$294.3	$662.1	$558.7
U.S. Steel	78.4	74.1	151.2	134.6
Other	120.1	133.5	208.9	248.4
Sales and other operating revenue	$534.4	$501.9	$1,022.2	$941.7
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
Logistics operations are comprised of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), and Lake Terminal, which provides services to our Indiana Harbor cokemaking facility. Handling and mixing results are presented in the Logistics segment. The Company elected to combine Dismal River Terminal (“DRT”) operations into the Jewell cokemaking operations in the Domestic Coke segment beginning January 1, 2023. The DRT results were included in the Logistics segment in 2022 and are not recast.
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

The following table includes Adjusted EBITDA, as defined below, which is the measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$505.9	$472.5	$964.7	$884.1
Brazil Coke	8.8	9.6	16.7	19.0
Logistics	19.7	19.8	40.8	38.6
Logistics intersegment sales	5.1	7.3	11.3	14.8
Elimination of intersegment sales	(5.1)	(7.3)	(11.3)	(14.8)
Total sales and other operating revenues	$534.4	$501.9	$1,022.2	$941.7

Adjusted EBITDA:
Domestic Coke	$68.2	$64.3	$128.6	$140.3
Brazil Coke	2.3	3.9	4.7	8.1
Logistics	11.7	12.5	25.2	25.1
Corporate and Other, net	(8.2)	(9.4)	(17.4)	(18.4)
Total Adjusted EBITDA	$74.0	$71.3	$141.1	$155.1

Depreciation and amortization expense:
Domestic Coke	$33.2	$31.9	$65.0	$63.2
Brazil Coke	—	0.1	0.1	0.1
Logistics	3.2	3.6	6.5	7.2
Corporate and Other	—	0.2	0.1	0.5
Total depreciation and amortization expense	$36.4	$35.8	$71.7	$71.0

Capital expenditures:
Domestic Coke	$27.3	$20.1	$48.2	$31.2
Brazil Coke	0.1	—	0.2	0.1
Logistics	0.4	1.0	1.9	2.7
Corporate and Other	—	—	0.1	—
Total capital expenditures	$27.8	$21.1	$50.4	$34.0
The following table sets forth the Company's segment assets:

	June 30, 2023	December 31, 2022

	(Dollars in millions)
Segment assets
Domestic Coke	$1,437.1	$1,422.6
Brazil Coke	11.6	15.7
Logistics(1)	162.0	193.5
Corporate and Other	32.7	22.8
Total assets	$1,643.4	$1,654.6
(1)Logistics segment assets included $21.7 million of DRT assets as of December 31, 2022, which are included in the Domestic Coke segment in 2023.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt and transaction costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income attributable to SunCoke Energy, Inc.	$20.4	$18.0	$36.7	$47.5
Add: Net income attributable to noncontrolling interests	1.6	1.0	3.0	2.1
Net income	$22.0	$19.0	$39.7	$49.6
Add:
Depreciation and amortization expense	36.4	35.8	71.7	71.0
Interest expense, net	7.2	8.3	14.4	16.3
Income tax expense	8.3	7.2	15.1	17.2
Transaction costs(1)	0.1	1.0	0.2	1.0
Adjusted EBITDA	$74.0	$71.3	$141.1	$155.1
Subtract: Adjusted EBITDA attributable to noncontrolling interests(2)	2.6	2.0	5.1	4.1
Adjusted EBITDA attributable to SunCoke Energy, Inc.	$71.4	$69.3	$136.0	$151.0
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
(2)Reflects noncontrolling interest in Indiana Harbor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item 2 and Note 12 to our consolidated financial statements.
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
Market Discussion
Economic uncertainty, driven by inflation and commodity pricing volatility, has resulted in continued decreases in the price of global export coke during the first half of 2023, limiting our ability to sell non-contracted tons into the export coke market. Economic factors impacting the export coke market have not adversely impacted the pricing of, and our ability to sell, non-contracted tons in the North American spot coke market. All non-contracted blast coke is produced utilizing capacity in excess of tons contracted in our long-term, take-or-pay Domestic Coke sales agreements, which are not impacted by the fluctuation of global coke prices.
During the six months ended June 30, 2023, continued decreases in European energy needs, primarily due to mild weather conditions, resulted in a decline of the benchmark price for coal delivery into northwest Europe, which negatively impacted export coal volumes through Convent Marine Terminal (“CMT”) during the second quarter of 2023.

Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022
	(Dollars in millions)
Net income	$22.0	$19.0	$3.0	$39.7	$49.6	$(9.9)
Net cash provided by operating activities	$68.7	$43.5	$25.2	$98.9	$66.2	$32.7
Adjusted EBITDA	$74.0	$71.3	$2.7	$141.1	$155.1	$(14.0)
Operating results during the first half of 2023 primarily reflect favorable coal-to-coke yields and increased volumes on our long-term, take-or-pay agreements. These increases were offset by lower margins on our non-contracted blast coke sales, primarily due to export coke. Operating cash flows during the current period primarily reflect timing of coal purchases and timing of payments. See detailed analysis of the quarter's results throughout the MD&A. See Note 12 to our consolidated financial statements for the definition and reconciliation of Adjusted EBITDA, a non-GAAP measure.
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
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022

	(Dollars in millions)
Revenues
Sales and other operating revenue	$534.4	$501.9	$32.5	$1,022.2	$941.7	$80.5
Costs and operating expenses
Cost of products sold and operating expenses	443.1	411.8	31.3	845.1	749.8	95.3
Selling, general and administrative expenses	17.4	19.8	(2.4)	36.2	37.8	(1.6)
Depreciation and amortization expense	36.4	35.8	0.6	71.7	71.0	0.7
Total costs and operating expenses	496.9	467.4	29.5	953.0	858.6	94.4
Operating income	37.5	34.5	3.0	69.2	83.1	(13.9)
Interest expense, net	7.2	8.3	(1.1)	14.4	16.3	(1.9)
Income before income tax expense	30.3	26.2	4.1	54.8	66.8	(12.0)
Income tax expense	8.3	7.2	1.1	15.1	17.2	(2.1)
Net income	22.0	19.0	3.0	39.7	49.6	(9.9)
Less: Net income attributable to noncontrolling interests	1.6	1.0	0.6	3.0	2.1	0.9
Net income attributable to SunCoke Energy, Inc.	$20.4	$18.0	$2.4	$36.7	$47.5	$(10.8)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and six months ended June 30, 2023 compared to the same prior year periods, primarily driven by higher volumes on our long-term, take-or-pay agreements and the pass-through of higher coal prices in our Domestic Coke segment. These increases to sales and other operating revenue were partially offset by lower volumes and unfavorable pricing on our non-contracted blast coke sales, primarily driven by export coke.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly during the three and six months ended June 30, 2023 as compared to the same prior year periods, primarily driven by lower employee related expenses and lower transaction costs incurred as part of the granulated pig iron project of approximately $0.9 million. During the three and six months ended June 30, 2023, these decreases in expense were partially offset by the timing of director payments in the current year as compared to the same prior year periods.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and six months ended June 30, 2023 was reasonably consistent with the same prior year periods.
Interest Expense, Net. Interest expense, net, benefited during the three and six months ended June 30, 2023 from lower average debt balances during the current year periods.
Income Tax Expense. Income tax expense during the six months ended June 30, 2023 reflects the absence of the revaluation of certain deferred tax liabilities due to changes in the apportioned state tax rates, which resulted in a benefit of approximately $1.0 million in the prior year period. Excluding this discrete item, the effective tax rate has remained consistent period over period. See Note 4 to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
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
•Logistics consists of CMT, located in Convent, Louisiana, Kanawha River Terminal (“KRT”), located in Ceredo and Belle, West Virginia, and Lake Terminal, located in East Chicago, Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business.
Management believes Adjusted EBITDA is an important measure of operating performance, which is used as the primary basis for the chief operating decision maker to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See Note 12 to our consolidated financial statements for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2023	2022		2023	2022

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$505.9	$472.5	$33.4	$964.7	$884.1	$80.6
Brazil Coke	8.8	9.6	(0.8)	16.7	19.0	(2.3)
Logistics	19.7	19.8	(0.1)	40.8	38.6	2.2
Logistics intersegment sales	5.1	7.3	(2.2)	11.3	14.8	(3.5)
Elimination of intersegment sales	(5.1)	(7.3)	2.2	(11.3)	(14.8)	3.5
Total sales and other operating revenues	$534.4	$501.9	$32.5	$1,022.2	$941.7	$80.5
Adjusted EBITDA(1):
Domestic Coke	$68.2	$64.3	$3.9	$128.6	$140.3	$(11.7)
Brazil Coke	2.3	3.9	(1.6)	4.7	8.1	(3.4)
Logistics	11.7	12.5	(0.8)	25.2	25.1	0.1
Corporate and Other, net	(8.2)	(9.4)	1.2	(17.4)	(18.4)	1.0
Total Adjusted EBITDA	$74.0	$71.3	$2.7	$141.1	$155.1	$(14.0)
Coke Operating Data:
Domestic Coke capacity utilization(2)	100%	100%	—%	100%	99%	1%
Domestic Coke production volumes (thousands of tons)	998	997	1	1,992	1,972	20
Domestic Coke sales volumes (thousands of tons)	1,043	1,007	36	1,993	1,969	24
Domestic Coke Adjusted EBITDA per ton(3)	$65.39	$63.85	$1.54	$64.53	$71.25	$(6.72)
Brazilian Coke production—operated facility (thousands of tons)	396	406	(10)	794	825	(31)
Logistics Operating Data:
Tons handled (thousands of tons)	5,191	5,809	(618)	10,500	11,045	(545)
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
(3)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended June 30, 2023 vs. 2022		Six Months Ended June 30, 2023 vs. 2022
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$472.5	$64.3	$884.1	$140.3
Volume(1)	19.2	3.6	13.0	0.7
Price(2)	18.2	5.0	72.5	(6.1)
Operating and maintenance costs	N/A	(1.5)	N/A	(1.6)
Energy and other(3)	(4.0)	(3.2)	(4.9)	(4.7)
Current year period	$505.9	$68.2	$964.7	$128.6
(1)Volumes during the three and six months ended June 30, 2023 increased primarily due to higher volumes on our long-term, take-or-pay agreements, which were partially offset by lower volumes on non-contracted blast coke sales, primarily driven by export coke.
(2)The pass-through of higher coal prices on our long-term, take-or-pay agreements increased revenues for the three and six months ended June 30, 2023. Adjusted EBITDA increased during the three and six months ended June 30, 2023 primarily due to favorable coal-to-coke yields and favorable pricing on foundry coke sales. These increases to Adjusted EBITDA during the three and six months ended June 30, 2023 were partially offset and more than offset, respectively, by lower margins on our non-contracted blast coke sales, primarily driven by export coke.
(3)Energy and other decreased primarily as a result of unfavorable energy pricing at our Haverhill facility.
Logistics
During the three and six months ended June 30, 2023, sales and other operating revenues, inclusive of intersegment sales were $24.8 million and $52.1 million, respectively, compared to $27.1 million and $53.4 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and six months ended June 30, 2023 was $11.7 million and $25.2 million, respectively, compared to $12.5 million and $25.1 million, respectively, in the corresponding prior year periods. The decreases in Logistics revenues and Adjusted EBITDA during the three months ended June 30, 2023, as compared to the same prior year period reflect lower transloading volumes, partially offset by higher transloading pricing. Revenues during the three and six months ended June 30, 2023 reflect the absence of DRT, which is included in the Domestic Coke segment as of January 1, 2023. See Note 12 to the consolidated financial statements for further details.
Brazil
During the three and six months ended June 30, 2023, revenues were $8.8 million and $16.7 million, respectively, compared to $9.6 million and $19.0 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and six months ended June 30, 2023 was $2.3 million and $4.7 million, respectively, compared to $3.9 million and $8.1 million, respectively, in the corresponding prior year periods. Decreases in Revenues and Adjusted EBITDA during the three and six months ended June 30, 2023 were primarily due to the absence of technology fees, which expired at the end of 2022.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.2 million and $17.4 million, respectively, for the three and six months ended June 30, 2023, compared to $9.4 million and $18.4 million, respectively, in the corresponding prior year periods. The three and six months ended June 30, 2023 benefited from lower employee related costs, which were partially offset by the timing of director payments in the current year as compared to the prior year periods.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of June 30, 2023, we had $78.2 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to “Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke to provide additional collateral of approximately $32.0 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. Additionally, on January 19, 2023, the Department of Labor issued a new proposed rule that would require self-insured companies to post collateral in the amount of 120 percent of the company's total expected lifetime black lung obligations as determined by the DCMWC. While this new proposed rule is not effective, if finalized, it could potentially reduce the Company's liquidity. SunCoke submitted written comments on the proposed rule and will continue to monitor any impact to the Company. See further discussion in Note 7 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(Dollars in millions)
Net cash provided by operating activities	$98.9	$66.2
Net cash used in investing activities	(50.0)	(34.0)
Net cash used in financing activities	(60.7)	(32.6)
Net decrease in cash and cash equivalents	$(11.8)	$(0.4)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $32.7 million to $98.9 million for the six months ended June 30, 2023 as compared to the corresponding prior year period. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of coal purchases and timing of payments. The favorable impact of primary working capital was partially offset by lower operating results in our Domestic Coke segment and unfavorable changes in accrued liabilities, driven by higher payments made for employee related expenses during the first quarter of 2023 as compared to the prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased $16.0 million to $50.0 million during the six months ended June 30, 2023 as compared to the corresponding prior year period. The increase was primarily driven by the timing of payments related to ongoing capital expenditures as well as increased spending on the foundry expansion project in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.7 million and $32.6 million for the six months ended June 30, 2023 and 2022, respectively. Increases in net cash used in financing activities was primarily driven by higher net repayments of $20.0 million on the Revolving Facility. Additionally, dividends paid increased $3.6 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, and cash distributions made to noncontrolling interests were $2.3 million higher in the current year period.
Dividends
On May 4, 2023, SunCoke's Board of Directors declared a cash dividend of $0.08 per share of the Company's common stock. This dividend was paid on June 1, 2023, to stockholders of record on May 18, 2023.
Additionally, on August 1, 2023, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend will be paid on September 1, 2023, to stockholders of record on August 17, 2023.

Covenants
As of June 30, 2023, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Six Months Ended June 30,
	2023	2022

	(Dollars in millions)
Ongoing capital	$45.3	$31.2
Expansion capital(1)	5.1	2.8
Total capital expenditures(2)	$50.4	$34.0
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2023. Please refer to our Annual Report on Form 10-K filed on February 24, 2023 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy that have been adopted during the six months ended June 30, 2023.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Quarterly Report on Form 10-Q, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies. See Note 12 in our consolidated financial statements for both the definition of Adjusted EBITDA and its reconciliation from GAAP to the non-GAAP measurement for the three and six months ended June 30, 2023 and 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2023.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of June 30, 2023, $96.3 million remains available under the authorized repurchase program.
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

10.1†
Second Amended and Restated Coke Purchase Agreement, dated as of April 18, 2023, by and between Indiana Harbor Coke Company, L.P. and Cleveland-Cliffs Steel LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2023, File No. 001-35243)

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, filed with the Securities and Exchange Commission on August 1, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been redacted in compliance with Item 601(b)(10)(iv) of Regulation S-K.
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

SunCoke Energy, Inc.

Dated:	August 1, 2023	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (principal financial officer) (principal accounting officer)