Form 10-Q
period 2023-09-30
SunCoke Energy, Inc.
filed 2023-11-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 27, 2023, there were 83,756,217 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:
•actual or potential impacts of international conflicts and humanitarian crises on global commodity prices, inflationary pressures, and state sponsored cyber activity;
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$520.4	$516.8	$1,542.6	$1,458.5
Costs and operating expenses
Cost of products sold and operating expenses	436.1	413.4	1,281.2	1,163.2
Selling, general and administrative expenses	19.1	20.1	55.3	57.9
Depreciation and amortization expense	35.5	35.7	107.2	106.7
Total costs and operating expenses	490.7	469.2	1,443.7	1,327.8
Operating income	29.7	47.6	98.9	130.7
Interest expense, net	6.6	8.0	21.0	24.3
Income before income tax expense (benefit)	23.1	39.6	77.9	106.4
Income tax expense (benefit)	14.6	(2.9)	29.7	14.3
Net income	8.5	42.5	48.2	92.1
Less: Net income attributable to noncontrolling interests	1.5	1.1	4.5	3.2
Net income attributable to SunCoke Energy, Inc.	$7.0	$41.4	$43.7	$88.9
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.08	$0.49	$0.52	$1.06
Diluted	$0.08	$0.49	$0.51	$1.05
Weighted average number of common shares outstanding:
Basic	84.8	83.9	84.7	83.8
Diluted	85.1	84.7	84.9	84.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in millions)
Net income	$8.5	$42.5	$48.2	$92.1
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	0.1	0.1	0.3
Currency translation adjustment	(0.3)	(0.3)	0.2	—
Comprehensive income	8.2	42.3	48.5	92.4
Less: Comprehensive income attributable to noncontrolling interests	1.5	1.1	4.5	3.2
Comprehensive income attributable to SunCoke Energy, Inc.	$6.7	$41.2	$44.0	$89.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$125.9	$90.0
Receivables, net	81.5	104.8
Inventories	206.8	175.2
Other current assets	7.1	4.0
Total current assets	421.3	374.0
Properties, plants and equipment (net of accumulated depreciation of $1,365.9 million and $1,276.0 million at September 30, 2023 and December 31, 2022, respectively)	1,205.4	1,229.3
Intangible assets, net	31.6	33.2
Deferred charges and other assets	20.9	18.1
Total assets	$1,679.2	$1,654.6
Liabilities and Equity
Accounts payable	$182.3	$159.3
Accrued liabilities	54.9	60.8
Current portion of financing obligation	6.3	3.3
Interest payable	6.1	—
Income tax payable	1.3	0.6
Total current liabilities	250.9	224.0
Long-term debt and financing obligation	489.8	528.9
Accrual for black lung benefits	54.1	52.2
Retirement benefit liabilities	15.3	16.4
Deferred income taxes	188.1	172.3
Asset retirement obligations	13.8	13.4
Other deferred credits and liabilities	25.4	24.7
Total liabilities	1,037.4	1,031.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,160,699 and 98,815,780 shares at September 30, 2023 and December 31, 2022, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both September 30, 2023 and December 31, 2022	(184.0)	(184.0)
Additional paid-in capital	729.0	728.1
Accumulated other comprehensive loss	(12.7)	(13.0)
Retained earnings	75.0	53.5
Total SunCoke Energy, Inc. stockholders’ equity	608.3	585.6
Noncontrolling interest	33.5	37.1
Total equity	641.8	622.7
Total liabilities and equity	$1,679.2	$1,654.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$48.2	$92.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	107.2	106.7
Deferred income tax expense	15.8	1.8
Share-based compensation expense	4.3	5.0
Changes in working capital pertaining to operating activities:
Receivables, net	24.3	(44.7)
Inventories	(31.3)	(77.8)
Accounts payable	25.5	26.5
Accrued liabilities	(6.2)	2.4
Interest payable	6.1	6.2
Income taxes	0.7	1.8
Other operating activities	(2.0)	0.6
Net cash provided by operating activities	192.6	120.6
Cash Flows from Investing Activities
Capital expenditures	(84.5)	(55.7)
Other investing activities	(0.9)	3.6
Net cash used in investing activities	(85.4)	(52.1)
Cash Flows from Financing Activities
Proceeds from revolving facility	273.0	450.0
Repayment of revolving facility	(308.0)	(498.0)
Repayment of financing obligation	(2.5)	(2.4)
Dividends paid	(22.3)	(16.9)
Cash distribution to noncontrolling interests	(8.1)	(4.4)
Other financing activities	(3.4)	(1.3)
Net cash used in financing activities	(71.3)	(73.0)
Net increase (decrease) in cash and cash equivalents	35.9	(4.5)
Cash and cash equivalents at beginning of period	90.0	63.8
Cash and cash equivalents at end of period	$125.9	$59.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$13.4	$15.4
Income taxes paid	$13.1	$10.8
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2023
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2023	99,160,699	$1.0	15,404,482	$(184.0)	$727.9	$(12.4)	$76.5	$609.0	$33.4	$642.4
Net income	—	—	—	—	—	—	7.0	7.0	1.5	8.5
Currency translation adjustment	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Share-based compensation	—	—	—	—	1.1	—	—	1.1	—	1.1
Dividends	—	—	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1.4)	(1.4)
At September 30, 2023	99,160,699	$1.0	15,404,482	$(184.0)	$729.0	$(12.7)	$75.0	$608.3	$33.5	$641.8
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
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2023
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	43.7	43.7	4.5	48.2
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	4.3	—	—	4.3	—	4.3
Share issuances, net of shares withheld for taxes	344,919	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(22.2)	(22.2)	—	(22.2)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(8.1)	(8.1)
At September 30, 2023	99,160,699	$1.0	15,404,482	$(184.0)	$729.0	$(12.7)	$75.0	$608.3	$33.5	$641.8
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
2. Inventories
The components of inventories were as follows:

	September 30, 2023	December 31, 2022

	(Dollars in millions)
Coal	$127.8	$109.4
Coke	21.5	14.3
Materials, supplies and other	57.5	51.5
Total inventories	$206.8	$175.2

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both September 30, 2023 and December 31, 2022, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		September 30, 2023			December 31, 2022
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	1	$6.7	$6.0	$0.7	$6.7	$5.6	$1.1
Permits	19	31.7	5.6	26.1	31.7	4.5	27.2
Other	27	1.6	0.2	1.4	1.6	0.1	1.5
Total		$40.0	$11.8	$28.2	$40.0	$10.2	$29.8
Total amortization expense for intangible assets subject to amortization was $0.5 million for both the three months ended September 30, 2023 and 2022, and $1.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Income before income tax expense (benefit)	$23.1	$39.6	$77.9	$106.4
Income tax expense (benefit)	14.6	(2.9)	29.7	14.3
Effective tax rate	63.2%	(7.3)%	38.1%	13.4%
During the three months ended September 30, 2023, the Company established an $8.5 million valuation allowance, which was a portion of an $11.3 million valuation allowance that was released during the third quarter of 2022 on deferred tax assets attributable to existing foreign tax credit carryforwards. The release of the valuation allowance during the third quarter of 2022 was a result of new regulations published in 2022 by the U.S. Treasury (2022 Foreign Tax Credit (“FTC”) final regulations) that made foreign taxes paid in future years to certain countries, including Brazil, no longer creditable in the U.S. After tax planning in 2022, the Company expected to be able to utilize its existing foreign tax credits carried forward from prior years.
During the third quarter of 2023, Brazil enacted new legislation that aligned the Brazil transfer pricing law with the 2022 OECD Guidelines. As a result, the Company has determined that Brazil taxes paid or accrued in 2024 and forward will become creditable under the 2022 final FTC regulations. Due to the change in the Brazilian tax law, the FTCs that are projected to be created will cause $8.5 million of the foreign tax credit carryforward from prior years to not be utilized, resulting in the establishment of the valuation allowance during the three and nine months ended September 30, 2023. Also during the third quarter of 2023, the IRS issued Notice 2023-55 that generally allows taxpayers to defer the application of the of the 2022 FTC final regulations until 2024. As allowed under the notice, the Company elected not to defer the application of the 2022 FTC final regulations.
The Company also recognized deferred tax benefits of $4.6 million from research and development tax credits during the three and nine months ended September 30, 2022. Additionally, income taxes recorded during the nine months ended September 30, 2022 included the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in an income tax benefit of $1.0 million recorded during the first quarter of 2022.
Before the impact of discrete items described above, the Company's effective tax rate was 26.1 percent and 27.2 percent for the three and nine months ended September 30, 2023, respectively, and 32.3 percent and 29.1 percent for the three and nine months ended September 30, 2022, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes, compensation deduction limitations under Section 162(m) of the Internal Revenue Code as well as the impact of foreign taxes as a result of regulations published by the U.S. Treasury in 2022 and noted above.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022

	(Dollars in millions)
Accrued benefits	$21.6	$29.7
Current portion of postretirement benefit obligation	2.4	2.4
Other taxes payable	12.8	9.8
Current portion of black lung liability	5.9	5.9
Accrued legal	0.6	4.9
Accrued losses on purchase commitments(1)	6.0	—
Other	5.6	8.1
Total accrued liabilities	$54.9	$60.8
(1)Reflects lower of cost or net realizable value adjustments of $6.0 million on purchase commitments of coal inventory.
6. Debt and Financing Obligation
Total debt and financing obligation, including the current portion of the financing obligation, consisted of the following:

	September 30, 2023	December 31, 2022

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	35.0
5.346 percent financing obligation, due 2024	6.3	8.8
Total borrowings	$506.3	$543.8
Debt issuance costs	(10.2)	(11.6)
Total debt and financing obligation	$496.1	$532.2
Less: current portion of financing obligation	6.3	3.3
Total long-term debt and financing obligation	$489.8	$528.9
Revolving Facility
As of September 30, 2023, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $21.7 million, which do not reduce the Revolving Facility's available balance.
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
As of September 30, 2023, the Company was in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.

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
The following table summarizes the discount rate utilized, active claims and the total black lung liabilities as of December 31, 2022. Our independent actuarial consultants calculate the present value of the black lung liability annually in the fourth quarter, unless there are changes in facts and circumstances that could materially alter the amount of the liability. Therefore, the discount rate and active claims data utilized to estimate the liability as of December 31, 2022 are not updated as of September 30, 2023. Changes in the black lung liability from December 31, 2022 to September 30, 2023 are a result of actual black lung benefit payments made of $4.1 million and accretion of the black lung liability of $6.0 million during the nine months ended September 30, 2023. The black lung liability at September 30, 2023 was $60.0 million.

December 31, 2022
Discount rate(1)	4.9%
Active claims	332
Total black lung liability, discounted (dollars in millions)(2)	$58.1
Total black lung liability, undiscounted (dollars in millions)	$88.4
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.1 million in 2022.
(2)The current portion of the black lung liability was $5.9 million at both September 30, 2023 and December 31, 2022, and is included in accrued liabilities on the Consolidated Balance Sheets.

Expected payments for each of the five succeeding years and the aggregate amount thereafter as of December 31, 2022:

(Dollars in millions)
2023	$5.9
2024	4.7
2025	5.2
2026	4.7
2027	4.4
2028-Thereafter	63.5
Total	$88.4
The following table reconciles the expected aggregate undiscounted amount to amounts recognized in Consolidated Balance Sheets:

December 31, 2022
(Dollars in millions)
Black lung liability, undiscounted	$88.4
Impact of discounting	(30.3)
Black lung liability, discounted	$58.1
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
8. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2023, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the nine months ended September 30, 2023, the Company issued 352,646 restricted stock units (“RSUs”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $8.97 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.

Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the nine months ended September 30, 2023, for which the service period will end on December 31, 2025, and will vest and become issuable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	147,232	$9.84
(1)Performance measures for the PSU awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA (as defined in Note 12 to the consolidated financial statements with the exception of the corporate/other expenses adjustment) and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
(2)The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 80 percent and 120 percent of the Company's final performance measure results.
Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2023 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2023, the Company issued 216,547 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2023 was $9.24 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $2.2 million at September 30, 2023 and $2.4 million at December 31, 2022.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.2 million during the nine months ended September 30, 2023, for which the service period will end on December 31, 2025 and will vest and become payable during the first quarter of 2026. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at September 30, 2023 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $7.7 million at September 30, 2023 and $8.7 million at December 31, 2022.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	September 30, 2023
	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
RSUs	$0.8	$0.6	$1.8	$1.6	$1.4	1.1
PSUs	0.3	1.2	1.8	3.0	0.9	1.7
Total equity awards	$1.1	$1.8	$3.6	$4.6
Liability Awards:
Cash RSUs	$0.9	$0.1	$1.9	$1.0	$2.0	1.7
Cash incentive award	0.6	1.5	2.3	3.9	2.0	1.7
Total liability awards	$1.5	$1.6	$4.2	$4.9
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.7 million and $0.4 million of share based compensation to the Company's Board of Directors during the nine months ended September 30, 2023 and 2022, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	84.8	83.9	84.7	83.8
Add: Effect of dilutive share-based compensation awards	0.3	0.8	0.2	0.7
Weighted-average number of shares-diluted	85.1	84.7	84.9	84.5
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Shares in millions)
Stock options	$1.2	$1.6	$1.3	$1.7
Total	$1.2	$1.6	$1.3	$1.7

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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2023 and December 31, 2022 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2023 and December 31, 2022, the fair value of the Company’s total debt was estimated to be $430.0 million and $471.9 million, respectively, compared to a carrying amount of $506.3 million and $543.8 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of September 30, 2023, our coke sales agreements have approximately 22.7 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately ten years.
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
Estimated take-or-pay revenue of approximately $28.3 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2023.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$481.3	$468.5	$1,418.5	$1,319.4
Energy	12.5	17.3	36.5	49.0
Logistics	15.4	20.1	55.6	58.4
Operating and licensing fees	9.1	8.9	25.8	27.9
Other	2.1	2.0	6.2	3.8
Sales and other operating revenue	$520.4	$516.8	$1,542.6	$1,458.5
The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$338.7	$302.7	$1,000.8	$861.4
U.S. Steel	79.2	75.2	230.4	209.8
Other	102.5	138.9	311.4	387.3
Sales and other operating revenue	$520.4	$516.8	$1,542.6	$1,458.5
12. Business Segment Information
The Company reports its business through three reportable segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity.
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which is not a reporting segment, but which also includes activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment and exclude taxes.

The following table includes Adjusted EBITDA reportable segments, as defined below, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$495.7	$487.7	$1,460.4	$1,371.8
Brazil Coke	9.1	8.9	25.8	27.9
Logistics	15.6	20.2	56.4	58.8
Logistics intersegment sales	5.6	7.4	16.9	22.2
Elimination of intersegment sales	(5.6)	(7.4)	(16.9)	(22.2)
Total sales and other operating revenues	$520.4	$516.8	$1,542.6	$1,458.5

Adjusted EBITDA reportable segments:
Domestic Coke	$64.0	$76.6	$192.6	$216.9
Brazil Coke	2.2	3.3	6.9	11.4
Logistics	8.4	12.9	33.6	38.0
Total Adjusted EBITDA reportable segments	$74.6	$92.8	$233.1	$266.3

Depreciation and amortization expense:
Domestic Coke	$32.1	$31.7	$97.1	$94.9
Brazil Coke	0.1	—	0.2	0.1
Logistics	3.2	3.7	9.7	10.9
Total reportable segments	$35.4	$35.4	$107.0	$105.9
Corporate and Other	0.1	0.3	0.2	0.8
Total depreciation and amortization expense	$35.5	$35.7	$107.2	$106.7

Capital expenditures:
Domestic Coke	$32.6	$20.6	$80.8	$51.8
Brazil Coke	—	—	0.2	0.1
Logistics	1.4	0.5	3.3	3.2
Total reportable segments	$34.0	$21.1	$84.3	$55.1
Corporate and Other	0.1	0.6	0.2	0.6
Total capital expenditures	$34.1	$21.7	$84.5	$55.7
The following table sets forth the Company's segment assets:

	September 30, 2023	December 31, 2022

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,443.0	$1,422.6
Brazil Coke	10.6	15.7
Logistics(1)	160.7	193.5
Total reportable segments	$1,614.3	$1,631.8
Corporate and Other	64.9	22.8
Total assets	$1,679.2	$1,654.6
(1)Logistics segment assets included $21.7 million of DRT assets as of December 31, 2022, which are included in the Domestic Coke segment in 2023.
The Company evaluates the performance of its segments based on Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, transaction costs, and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). Management believes Adjusted EBITDA reportable segments is an important measure in assessing operating performance. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of Adjusted EBITDA Reportable Segments to Net Income
Below is a reconciliation of Adjusted EBITDA reportable segments to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$8.5	$42.5	$48.2	$92.1
Add:
Depreciation and amortization expense	35.5	35.7	107.2	106.7
Interest expense, net	6.6	8.0	21.0	24.3
Income tax expense (benefit)	14.6	(2.9)	29.7	14.3
Transaction costs(1)	0.2	0.4	0.4	1.4
Corporate and Other expenses	9.2	9.1	26.6	27.5
Adjusted EBITDA reportable segments	$74.6	$92.8	$233.1	$266.3
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” at the end of this Item 2.
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
Market Discussion
Economic uncertainty, driven by inflation and commodity pricing volatility, has resulted in continuing declines in the price of global export coke during the nine months ended September 30, 2023, reducing the sales price of our non-contracted blast coke. All non-contracted blast coke is produced utilizing capacity in excess of tons contracted in our long-term, take-or-pay Domestic Coke sales agreements, which are not impacted by the fluctuation of coke prices.
During the nine months ended September 30, 2023, decreases in European energy needs, primarily due to mild weather conditions, and the stabilization of global thermal coal supply resulted in a decline of the benchmark price for coal delivery into northwest Europe, which negatively impacted export coal volumes through Convent Marine Terminal (“CMT”).

Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022
	(Dollars in millions)
Net income	$8.5	$42.5	$(34.0)	$48.2	$92.1	$(43.9)
Net cash provided by operating activities	$93.7	$54.4	$39.3	$192.6	$120.6	$72.0
Adjusted EBITDA	$65.4	$83.7	$(18.3)	$206.5	$238.8	$(32.3)
Operating results during the three and nine months ended September 30, 2023 primarily reflect lower margins on our non-contracted blast coke sales, primarily due to export coke, unfavorable energy pricing at our Haverhill facility and lower transloading volumes in our Logistics segment. These decreases were partially offset by favorable coal-to-coke yields on our long-term, take-or-pay agreements. Net income for the three and nine months ended September 30, 2023 was further impacted by the establishment of a valuation allowance on deferred tax assets attributable to existing foreign tax credit carryforwards. Operating cash flows during the current period primarily reflect a favorable year-over-year change in primary working capital. See detailed analysis of the quarter's results throughout this MD&A. See “Non-GAAP Financial Measures” below for the definition and reconciliation of Adjusted EBITDA.
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
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022

	(Dollars in millions)
Revenues
Sales and other operating revenue	$520.4	$516.8	$3.6	$1,542.6	$1,458.5	$84.1
Costs and operating expenses
Cost of products sold and operating expenses	436.1	413.4	22.7	1,281.2	1,163.2	118.0
Selling, general and administrative expenses	19.1	20.1	(1.0)	55.3	57.9	(2.6)
Depreciation and amortization expense	35.5	35.7	(0.2)	107.2	106.7	0.5
Total costs and operating expenses	490.7	469.2	21.5	1,443.7	1,327.8	115.9
Operating income	29.7	47.6	(17.9)	98.9	130.7	(31.8)
Interest expense, net	6.6	8.0	(1.4)	21.0	24.3	(3.3)
Income before income tax expense (benefit)	23.1	39.6	(16.5)	77.9	106.4	(28.5)
Income tax expense (benefit)	14.6	(2.9)	17.5	29.7	14.3	15.4
Net income	8.5	42.5	(34.0)	48.2	92.1	(43.9)
Less: Net income attributable to noncontrolling interests	1.5	1.1	0.4	4.5	3.2	1.3
Net income attributable to SunCoke Energy, Inc.	$7.0	$41.4	$(34.4)	$43.7	$88.9	$(45.2)

Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three and nine months ended September 30, 2023 compared to the same prior year periods, primarily driven by the pass-through of higher coal prices in our Domestic Coke segment. Revenues during the three and nine months ended September 30, 2023 further benefited from higher volumes on our long-term, take-or-pay agreements. These increases to sales and other operating revenue were partially offset by lower volumes and unfavorable pricing on our non-contracted blast coke sales, primarily driven by export coke.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly during the three and nine months ended September 30, 2023 as compared to the same prior year periods, primarily driven by lower employee related expenses. Additionally, the three and nine months ended September 30, 2023 decreased due to lower transaction costs incurred as part of the granulated pig iron project of approximately $0.2 million and $1.0 million, respectively.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three and nine months ended September 30, 2023 was reasonably consistent with the same prior year periods.
Interest Expense, Net. Interest expense, net, benefited during the three and nine months ended September 30, 2023 from lower average debt balances in both current year periods and higher interest income of $0.4 million and $1.4 million, respectively, as compared to the same prior year periods.
Income Tax Expense (Benefit). Income tax expense during the three and nine months ended September 30, 2023 primarily reflects the establishment of a valuation allowance on deferred tax assets attributable to existing foreign tax credit carryforwards, which was a portion of a valuation allowance released during the third quarter of 2022, resulting in $8.5 million of deferred tax expense. The establishment of the valuation allowance during the three and nine months ended September 30, 2023 was the result of changes in tax regulations. See Note 4 to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
Results of Reportable Business Segments
We report our business results through three reportable segments:
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business, which is not considered a reportable segment and therefore, not included in our segment information in Note 12. However, we have included Corporate and Other within our operating data below.
Management believes Adjusted EBITDA is an important measure of operating performance, which is used by the chief operating decision maker as one of the measurements to evaluate the performance of each of our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022		2023	2022

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$495.7	$487.7	$8.0	$1,460.4	$1,371.8	$88.6
Brazil Coke	9.1	8.9	0.2	25.8	27.9	(2.1)
Logistics	15.6	20.2	(4.6)	56.4	58.8	(2.4)
Logistics intersegment sales	5.6	7.4	(1.8)	16.9	22.2	(5.3)
Elimination of intersegment sales	(5.6)	(7.4)	1.8	(16.9)	(22.2)	5.3
Total sales and other operating revenues	$520.4	$516.8	$3.6	$1,542.6	$1,458.5	$84.1
Adjusted EBITDA(1):
Domestic Coke	$64.0	$76.6	$(12.6)	$192.6	$216.9	$(24.3)
Brazil Coke	2.2	3.3	(1.1)	6.9	11.4	(4.5)
Logistics	8.4	12.9	(4.5)	33.6	38.0	(4.4)
Corporate and Other, net(2)	(9.2)	(9.1)	(0.1)	(26.6)	(27.5)	0.9
Total Adjusted EBITDA	$65.4	$83.7	$(18.3)	$206.5	$238.8	$(32.3)
Coke Operating Data:
Domestic Coke capacity utilization(3)	102%	101%	1%	101%	100%	1%
Domestic Coke production volumes (thousands of tons)	1,032	1,028	4	3,024	3,000	24
Domestic Coke sales volumes (thousands of tons)	1,016	1,022	(6)	3,009	2,991	18
Domestic Coke Adjusted EBITDA per ton(4)	$62.99	$74.95	$(11.96)	$64.01	$72.52	$(8.51)
Brazilian Coke production—operated facility (thousands of tons)	381	383	(2)	1,175	1,208	(33)
Logistics Operating Data:
Tons handled (thousands of tons)	4,961	5,721	(760)	15,461	16,766	(1,305)
(1)See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
(2)Corporate and Other, net is not a reportable segment.
(3)The production of foundry coke tons does not replace blast furnace coke tons on a ton for ton basis, as foundry coke requires longer coking time. The Domestic Coke capacity utilization is calculated assuming a single ton of foundry coke replaces approximately two tons of blast furnace coke.
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2023 vs. 2022		Nine Months Ended September 30, 2023 vs. 2022
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$487.7	$76.6	$1,371.8	$216.9
Volume(1)	(3.7)	(0.8)	9.6	(0.1)
Price(2)	16.3	(7.1)	88.7	(13.3)
Operating and maintenance costs(3)	N/A	(0.9)	N/A	(2.3)
Energy and other(4)	(4.6)	(3.8)	(9.7)	(8.6)
Current year period	$495.7	$64.0	$1,460.4	$192.6
(1)Higher volumes on our long-term, take-or-pay agreements increased both revenues and Adjusted EBITDA during the three and nine months ended September 30, 2023. These higher volumes during the three and nine months ended September 30, 2023 were more than offset and partially offset, respectively, in revenues, and more than offset in Adjusted EBITDA in both periods by lower volumes on non-contracted blast coke sales, primarily driven by export coke, and timing of shipments.
(2)The pass-through of higher coal prices on our long-term, take-or-pay agreements increased revenues for the three and nine months ended September 30, 2023. Adjusted EBITDA decreased during the three and nine months ended September 30, 2023 primarily due to lower margins on our non-contracted blast coke sales, primarily driven by export coke, and lower of cost or net realizable value adjustments recorded on purchase commitments of coal inventory. These decreases to Adjusted EBITDA during the three and nine months ended September 30, 2023 were partially offset by favorable coal-to-coke yields and favorable pricing on foundry coke sales.
(3)Operating and maintenance costs increased as a result of the inclusion of Dismal River Terminal (“DRT”) in our Domestic Coke segment beginning January 1, 2023. See Note 12 to the consolidated financial statements for further details.
(4)Energy and other decreased primarily as a result of unfavorable energy pricing at our Haverhill facility.
Logistics
During the three and nine months ended September 30, 2023, sales and other operating revenues, exclusive of intersegment sales, were $15.6 million and $56.4 million, respectively, compared to $20.2 million and $58.8 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and nine months ended September 30, 2023 was $8.4 million and $33.6 million, respectively, compared to $12.9 million and $38.0 million, respectively, in the corresponding prior year periods. The decreases in Logistics revenues, exclusive of intersegment sales, and Adjusted EBITDA during the three and nine months ended September 30, 2023, as compared to the same prior year periods, reflect lower transloading volumes at our CMT facility.
Brazil
During the three and nine months ended September 30, 2023, revenues were $9.1 million and $25.8 million, respectively, which was reasonably consistent with $8.9 million and $27.9 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and nine months ended September 30, 2023 was $2.2 million and $6.9 million, respectively, compared to $3.3 million and $11.4 million, respectively, in the corresponding prior year periods. Decreases in Adjusted EBITDA during the three and nine months ended September 30, 2023 were primarily due to the absence of technology fees, which expired at the end of 2022.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.2 million and $26.6 million, respectively, for the three and nine months ended September 30, 2023, which was reasonably consistent with $9.1 million and $27.5 million, respectively, in the corresponding prior year periods.

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
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, and/or transaction costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$8.5	$42.5	$48.2	$92.1
Add:
Depreciation and amortization expense	35.5	35.7	107.2	106.7
Interest expense, net	6.6	8.0	21.0	24.3
Income tax expense (benefit)	14.6	(2.9)	29.7	14.3
Transaction costs(1)	0.2	0.4	0.4	1.4
Adjusted EBITDA	$65.4	$83.7	$206.5	$238.8
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of September 30, 2023, we had $125.9 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to “Part II Item 2 - Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.”
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(Dollars in millions)
Net cash provided by operating activities	$192.6	$120.6
Net cash used in investing activities	(85.4)	(52.1)
Net cash used in financing activities	(71.3)	(73.0)
Net increase (decrease) in cash and cash equivalents	$35.9	$(4.5)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $72.0 million to $192.6 million for the nine months ended September 30, 2023 as compared to the corresponding prior year period. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of receipts from customers and the impact of the changes in coal prices. The current year period was further impacted by an increase in deferred tax income expense relating to new regulations impacting foreign tax credit utilization. See Note 4 to our consolidated financial statements for further detail on the change in deferred tax income expense. These favorable impacts were partially offset by lower operating results.
Cash Flows from Investing Activities
Net cash used in investing activities increased $33.3 million to $85.4 million during the nine months ended September 30, 2023 as compared to the corresponding prior year period. The increase was primarily driven by ongoing capital expenditures related to upgrades of our assets in order to improve long-term reliability and operational performance as well as increased spending on the foundry expansion project in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $71.3 million and $73.0 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease in net cash used in financing activities was primarily driven by lower net repayments of $13.0 million on the Revolving Facility in the current year period. This decrease was offset by an increase in dividends paid of $5.4 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, as well as higher cash distributions made to noncontrolling interests of $3.7 million in the current year period.
Dividends
On August 1, 2023, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend was paid on September 1, 2023, to stockholders of record on August 17, 2023.
Additionally, on November 1, 2023, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend will be paid on December 1, 2023, to stockholders of record on November 15, 2023.
Covenants
As of September 30, 2023, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Nine Months Ended September 30,
	2023	2022

	(Dollars in millions)
Ongoing capital	$73.2	$52.4
Expansion capital(1)	11.3	3.3
Total capital expenditures(2)	$84.5	$55.7
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the nine months ended September 30, 2023. Please refer to our Annual Report on Form 10-K filed for the year ended December 31, 2022 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy that have been adopted during the nine months ended September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2023.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2023.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of September 30, 2023, $96.3 million remains available under the authorized repurchase program.
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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed with the Securities and Exchange Commission on November 1, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
**********
We are pleased to furnish this Quarterly Report on Form 10-Q to shareholders who request it by writing to:

SunCoke Energy, Inc. Investor Relations 1011 Warrenville Road Suite 600 Lisle, Illinois 60532

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	November 1, 2023	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (duly authorized officer) (principal financial and accounting officer)