Form 10-K
period 2023-12-31
SunCoke Energy, Inc.
filed 2024-02-22
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity on June 30, 2023 held by non-affiliates of SunCoke Energy, Inc. was approximately $650,437,061, based upon the closing price on the New York Stock Exchange for such common equity on June 30, 2023.
The number of shares of common stock outstanding as of February 16, 2024 was 83,776,463.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SunCoke Energy, Inc. 2024 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In addition, our discussion of certain environmental, social and governance (“ESG”) assessments and related issues in this or other disclosures, including on our corporate website, is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for Securities and Exchange Commission (“SEC”) reporting purposes. Furthermore, much of this information is subject to assumptions, methodologies, or third-party information that is still evolving and subject to repeated change. Our disclosures may change as a result of changes in frameworks, availability or quality of information, changes in business or government policy, or other factors, which may be out of our control.

PART I
Item 1.Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also sell coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements to customers in both the export and North American domestic coke markets seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
We report our business results through three reportable segments: Domestic Coke, Brazil Coke and Logistics.
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

The following table sets forth information about our cokemaking facilities:

Facility	Location	Year of Start Up	Use of Waste Heat	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Customer(3)	Contract Expiration	Contract Volume (thousands of tons)
Owned and Operated:
Middletown(2)	Middletown, Ohio	2011	Power generation	100	550	Cliffs Steel	December 2032	Capacity
Haverhill II	Franklin Furnace, Ohio	2008	Power generation	100	550	Cliffs Steel	June 2025	Capacity
Granite City	Granite City, Illinois	2009	Steam for power generation	120	650	U.S. Steel	December 2024	Capacity
Indiana Harbor	East Chicago, Indiana	1998	Heat for power generation	268	1,220	Cliffs Steel	September 2035	Capacity
Jewell	Vansant, Virginia	1962	Partially used for coal drying	142	720	Cliffs Steel/ Algoma Steel(4)	December 2025/ December 2026	400 / 165
Haverhill I	Franklin Furnace, Ohio	2005	Process steam	100	550
Total				830	4,240
Operated:
Vitória	Vitória, Brazil	2007	Steam for power generation	320	1,700	ArcelorMittal Brazil	January 2028	Capacity
Total				1,150	5,940
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
(3)Customers under long-term, take-or-pay agreements include Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. (“Algoma Steel”).
(4)Under the long-term, take-or-pay agreement with Cliffs Steel, Jewell and Haverhill I supply a combined 400 thousand tons annually through 2025. Additionally, the long-term, take-or-pay agreement between Haverhill I and Algoma Steel provides for coke supply to shift to Jewell. Non-contracted blast coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements at Jewell and Haverhill I is generally sold into the foundry, export and North American spot coke markets.
Blast Furnace Coke
Our blast furnace coke sales are primarily made pursuant to long-term, take-or-pay agreements with the customers noted in the table above. These agreements require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. Our domestic capacity is largely consumed by these long-term agreements, which do not have exposure to the fluctuations in domestic spot prices for blast furnace coke.
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
Coke prices in our long-term, take-or-pay agreements also include both an operating cost component and a fixed fee component. During 2023, operating costs under four of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all of our domestic cokemaking facilities. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
We also sell non-contracted blast furnace coke tons into the North American spot coke and export coke markets, utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements. These non-contracted blast coke sales are generally sold on a spot basis at the current market price, and do not contain the same provisions as our long-term, take-or-pay agreements discussed above.
Foundry Coke
While the revenues in our Domestic Coke segment are primarily tied to blast furnace coke sales made under long-term, take-or-pay agreements, we also produce and sell foundry coke out of our Jewell cokemaking facility. Foundry coke is a high-quality type of coke that is used at foundries to melt iron and various metals in cupola furnaces, which is further processed via casting or molding into products used in various industries such as construction, transportation and industrial products. Foundry coke sales are generally made under annual agreements with our customers for an agreed upon price and do not contain take-or-pay volume commitments.
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
Logistics
Our Logistics segment consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”) and SunCoke Lake Terminal (“Lake Terminal”). Our terminals act as intermediaries between our customers and end users by providing transloading and mixing services. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled but instead derive our revenues by providing handling and/or mixing services to our customers on a per ton basis. CMT is located in Convent, Louisiana, with strategic access to seaborne markets for coal and other industrial materials. The terminal provides loading and unloading services and has direct rail access and the current capability to transload 15 million tons annually with its top of the line ship loader. The facility serves coal mining customers as well as other merchant business, including aggregates (crushed stone), petroleum coke and iron ore. CMT's efficient barge unloading capabilities complement its rail and truck offerings and provide the terminal with the ability to transload and mix a significantly broader variety of materials, including coal, petroleum coke and other materials from barges at its dock. KRT is a leading metallurgical and thermal coal mixing and handling terminal service provider with collective capacity to mix and transload 25 million tons annually through its operations in Ceredo and Belle, West Virginia. Lake Terminal provides coal handling and mixing services to SunCoke's Indiana Harbor cokemaking operations.

Market Discussion and Competition
Cokemaking
The majority of our current production from our cokemaking business is committed under long-term, take-or-pay agreements. As a result, competition mainly affects our ability to obtain new contracts supporting development of additional cokemaking capacity, including foundry coke, re-contracting existing facilities, as well as the sale of non-contracted blast coke tons in the North American spot coke and export coke markets. We direct our marketing efforts principally towards these areas.
The cokemaking market is highly competitive. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies. The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Most of the world’s coke production capacity is owned by blast furnace steel companies. The international merchant coke market is largely supplied by Chinese and Colombian producers, among others, but it can be challenging to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports into the U.S. are often not economical. However, the supply of coke from international merchants does impact our ability to sell tons in excess of those contracted under out long-term, take-or-pay agreements into the export coke market.
We believe we are well-positioned to compete with other coke producers. In recent years, our Domestic Coke segment has accounted for approximately 37 percent of the U.S. blast furnace coke market capacity. We are the only coke producer who has built new cokemaking facilities in the U.S. in over 30 years, which will allow us to absorb additional market share from aging by-product coke batteries owned by other coke producers. Additionally, our facilities and ovens were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Our technology also allows us to produce heat that can be converted into steam or electrical power.
We monitor the development of competing technologies carefully. In recent years, steelmakers have begun to explore alternatives to blast furnace technology that require less or alternatives to coke, such as electric arc furnaces. We also monitor ferrous technologies, such as direct reduced iron production, as these could indirectly impact our blast furnace customers.
During 2023, economic uncertainty, driven by inflation and commodity pricing volatility, resulted in declines in the price of global export coke, reducing the sales price of our non-contracted blast coke. All non-contracted blast coke is produced utilizing capacity in excess of that reserved for long-term, take-or-pay Domestic Coke sales agreements, which largely consume our capacity and are not impacted by the fluctuation of coke prices.
Logistics
Our principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2023, CMT accounted for approximately 42 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 16 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
Certain CMT customers are impacted by seaborne export market dynamics. Fluctuations in the benchmark price for coal delivery into northwest Europe, as referenced in the Argus/McCloskey's Coal Price Index Report (“API2 index price”), as well as Newcastle index coal prices, as referenced in the Argus/McCloskey's Coal Price Index (“API6 index price”), which reflect low-ash coal prices shipped from Australia, contribute to our customers' decisions to place tons into the export market and thus impact transloading volumes through CMT. During 2023, decreases in European energy needs, primarily due to mild weather conditions, ample European coal inventory and the stabilization of global thermal coal supply, resulted in lower demand for coal delivery into northwest Europe and negatively impacted export coal volumes from CMT.
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
Lake Terminal provides coal handling and/or mixing services to our Indiana Harbor cokemaking facility and therefore, does not have any competitors.
Seasonality
Our revenues in our Domestic Coke segment are largely tied to long-term, take-or-pay agreements and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Accordingly, the coal-to-coke yield component of our profitability tends to be more favorable in the third quarter. Extreme weather may also challenge our operating costs and production in the winter months for our Domestic Coke segment. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for air conditioning or heat, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our logistics business. Additionally, operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months.
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
Each ton of blast furnace coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.9 million tons of metallurgical coal in 2023. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs primarily passed through to our customers in accordance with the applicable long-term, take-or-pay coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions. In 2024, our metallurgical coal contracts are generally based on coke production requirements. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A") for further detail on our coal contractual obligations.
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
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales under long-term, take-or-pay agreements from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements, which may include annual volume commitments, and are generally passed through to our customers. The destination for non-contracted blast coke sales is also generally designated by the customer and shipments are made by either railcar, truck, barge or ship. Transportation and freight costs associated with these sales do not contain the same pass through provisions as our long-term, take-or-pay agreements. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Logistics segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies, including new product development, and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms, high quality foundry coke, higher activity foundry coke, hydrated activated carbon for removing mercury from a flue-gas desulfurization system, corrosion resistant spray dry absorber, low particulate matter quench tower design and various others. Additionally, we have continued

to successfully utilize our existing coke ovens to produce foundry coke in addition to our primary product of blast furnace coke. As of December 31, 2023, we had 79 patents issued and 34 pending in the U.S., as well as 250 issued and 80 pending in foreign jurisdictions.
At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology. As of December 31, 2023, we had 38 patents issued and 16 pending in Brazil.
Human Capital Management
Our human capital strategy is focused on workforce composition, talent recruitment and retention, diversity, workforce stability, training and total compensation. At SunCoke we aim to foster an inclusive work environment where our employees are respected, trusted and feel empowered to provide value as individuals and as a collaborative team. We feel our employees offer a fresh perspective on SunCoke operations and so we welcome their ideas on process improvement and value each employee’s contribution across the business. Company leadership and the Compensation Committee of our Board of Directors are actively involved in overseeing the Company’s human capital management programs. The leadership of our Human Resources department, in partnership with local Human Resources and General Managers sponsor the development and oversight of all human capital programs in the organization including: (i) workforce composition, recruitment and retention, (ii) culture, (iii) workforce stability, (iv) employee development and training, (v) benefits, (vi) talent management and total compensation. Additionally, Human Resources works in collaboration with our Legal department, including our Chief Compliance Officer, as necessary for human capital matters, ethics and compliance.
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
Workforce Composition and Recruitment
As of December 31, 2023, we have 871 employees in the U.S. Approximately 40 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various local collective bargaining agreements. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers.
As of December 31, 2023, we have 280 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement.
On recruiting, we partner with reputable recruitment firms to fill key positions. To expand our recruitment pools, we have partnered with a third-party vendor specializing in broader outreach, which presents SunCoke’s open roles to organizations from traditionally underrepresented backgrounds across the nation. This partnership will support our focus on attracting qualified candidates from such backgrounds to apply for positions at SunCoke. In 2023, we required frontline leaders and SunCoke management to attend a diversity and inclusion training. The training was conducted by an outside firm to further develop the ability to create an environment where everyone feels valued and has the opportunity to succeed. While we believe that these efforts are important to the Company’s long-term performance and value, we recognize the importance of pursuing such efforts in legally compliant ways. We are committed to not making employment (including hiring, promotion, and compensation) or other contracting decisions on the basis of any legally protected characteristic.
Workforce Stability & Leadership Experience
Our commitment to employee retention through our talent management, benefits, performance management and total compensation programs is shown through our low regrettable turnover rate of approximately 1 percent in 2023. The stability of our workforce is anchored by our experienced corporate leadership team along with our General Managers that lead the day-to-day operations at our facilities. Our leaders each have an average of nearly 20 years of leadership experience and an average tenure (or length of service) of over 14 years with SunCoke.
Employee Development & Training
SunCoke provides a robust training program that is meant to meet applicable regulatory requirements. In addition to the annual interactive video-based SunCoke Code of Business Conduct and Ethics training we provide to all employees, we also provide specialized trainings on an as-needed basis for current topics throughout the year. Over the past several years, special training topics have included Active Shooter Preparedness, Harassment, Worker’s Compensation, Diversity and Inclusion (Inclusive Leadership, Unconscious Bias at the Workplace), Conducting Effective Investigations, Retirement Planning, and Substance Abuse Awareness.
SunCoke’s Personal Information & Privacy Policy outlines specific procedures for employees to handle sensitive information in a secure and responsible manner. The Personal Information & Privacy Policy is updated periodically to reflect evolving data security best practices. SunCoke utilizes a variety of information security training methods, including training segments on data security best practices and periodic security awareness communications that remind employees to stay vigilant with respect to data security.
We believe in developing our employees both within their daily roles and to be ready for their next assignment at SunCoke. Development occurs in the form of leadership training, cross training, stretch assignments, and on the job training. In 2023, SunCoke signed a contract to partner with a global leadership consulting firm. Frontline supervisors and first-time managers will receive training that we believe is important for their leadership skills development, including training on conflict resolution, high-quality decision making, communication, coaching, and improving safety and workplace performance.
We pride ourselves on being a lean workforce that focuses on developing and promoting talent internally. Our open roles are almost always filled internally, and our key positions (General Manager, Maintenance Manager and Operations Manager) are only filled internally. We engage in succession planning to help identify development and training opportunities for high performing talent, preparing potential successors for our most critical roles through assessment of the incumbents and equipping these employees with individualized development plans and job assignments to help them grow.
Benefits
We offer comprehensive benefits to our employees and their families, including health care coverage, retirement benefits, life and disability insurance, competitive vacation and leave policies. We also offer supplemental benefits programs designed to enhance the daily life and well-being of our employees, including: supplemental life insurance for all eligible family members, supplemental short-term disability, a legal services plan, an identity theft and device protection program, financial retirement planning education and coaching, paid-time off (including time for community service), tuition reimbursement, health management for chronic conditions, a 24/7 employee assistance program, and telemedicine.
Talent Management and Total Compensation
Our full-year performance management process begins with setting annual goals for the Company, which guide the development of functional, local and individual employee goals. Employees and their managers are accountable for the goals and must review their performance against the goals on an ongoing basis. It is our policy to provide employee base wages that are competitive and consistent with employees' positions, skill levels, experience, and geographic location. We use an annual review process to evaluate employees' performance and assist in their development. We believe that individual performance and the results of the Company are directly linked, which is why a significant portion of employee compensation is performance-based. Our short-term incentives include both financial metrics as well as performance-based environmental and safety metrics. The level of pay at risk increases progressively with positions of greater responsibility, with long-term cash and equity incentives with multi-year vesting periods granted at the Director, Vice President and Senior Vice President levels. Further, below the Director level, top performers may be granted long-term cash and equity incentives with multi-year vesting for retention. This helps the Company to retain those identified as having the top skills and abilities that are critical to our business.
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
•Communication and training - All team members and contractors take responsibility for their own safety and the safety of those around them, and we train for proper safety knowledge.
•Safe work practices - All team members and contractors take the time necessary to properly identify and mitigate hazards and safely do each job.
•Incident investigation – We have a structured process for investigating incidents and perform root cause analysis of significant incidents.
•Continuous improvement – We are always focused on preventing safety incidents and Thinking Safe, Acting Safe and Being Safe.
Our target for Total Recordable Incident Rate ("TRIR") at SunCoke for 2023 was 0.80 company-wide, which includes both employees and contractors. Our safety performance in 2023 was 0.99 TRIR.
Our excellent safety record is best understood in comparison to industry-wide safety performance. According to the Bureau of Labor Statistics, the TRIR of Other Petroleum and Coal Products (Coke) Manufacturing was 3.1 in 2022 and the TRIR for the Iron and Steel Mills sector was 2.2 in 2022, based on the most recent data available. Our year-over-year safety performance is consistently significantly lower than average industry-wide rates, demonstrating our strong commitment to safety.

Year	Total TRIR
2021	0.76
2022	0.69
2023	0.99
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
Guidance & Reporting Without Fear of Retaliation
All employees, officers and directors must report suspected policy violations of our Code of Business Conduct and Ethics to the Compliance Team, which is led by our Chief Compliance Officer and includes representatives from our Human Resources and Legal departments. They can do so through a variety of channels, including, but not limited to, directly reporting to a supervisor, providing email or verbal reports directly to the Compliance Team and using our confidential, third-party 24/7 reporting hotline or website. Calls and online submissions are anonymous, unless the notifying party discloses his or her identity. We take the anonymity of these communications seriously and SunCoke’s Compliance Team follows up on each submission. In addition to the anonymous hotline, hourly employees represented by a collective bargaining unit can also file a report using the applicable union grievance process. Nothing in our Code of Business Conduct and Ethics is intended to prevent anonymous individuals from communicating directly with relevant government authorities about potential violations of law.
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
•Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to oven door leaks, charging, oven pressure, pushing and quenching. Certain MACT standards for cokemaking facilities were developed using test data from SunCoke's Jewell cokemaking facility located in Vansant, Virginia. Additionally, under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area changing from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources. Any changes in attainment status for areas where our facilities are located present a potential risk that may impact our operations and costs.
•More stringent NAAQS for ambient nitrogen dioxide ("NO2") and sulfur dioxide ("SO2") went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In December 2017, the EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. There is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the 1-hour SO2 NAAQS.
•In 2012, more stringent NAAQS for fine particulate matter ("PM"), or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5. These designations mean that no action is required for the facilities with respect to PM 2.5 emissions at this time. However, on February 7, 2024, the EPA adopted a rule that would lower the annual PM2.5 NAAQS and maintain the daily PM 2.5 standard, the daily PM 10 standard, and the secondary NAAQS for PM 10 and PM 2.5. It is possible that the areas where our facilities are located may be redesignated in the future as non-attainment areas as a result of this rule. If redesignated, there is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the NAAQS.
•In 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, the EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, the EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. The status of the area where the Indiana Harbor facility is located was challenged in litigation and upheld in July 2020. As a result of the same litigation, the status of the area where the Granite City facility is located was remanded to the EPA, which finalized the area as nonattainment in January 2021. On June 9, 2022, the U.S. the EPA redesignated the area where the Middletown facility is located as an attainment area for the 2015 ozone NAAQS. Nonattainment designations under the new standard and any future more stringent standard for ozone have two potential impacts: (1) demonstrating compliance with the standard using dispersion modeling for permitting new facilities or significant new projects may be more difficult; and (2) facilities operating in areas that are classified as moderate non-attainment areas may be required to install Reasonably Available Control Technology (“RACT”) or demonstrate that they already meet RACT standards. While we are not able to determine the extent to which the 2015 ozone standard will impact our business at this time, it presents a potential risk of having an impact on our operations and costs.

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
•Permitting Requirements for Former Coal Mining Operations. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and applicable state equivalents govern mining permits and reclamation plans, documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the Office of Surface Mining Reclamation and Enforcement’s (“OSM’s”) Applicant Violator System.
We currently have no applications pending for new SMCRA permits, but hold several permits for which reclamation is incomplete.
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. ("GAAP"), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2023, we had an asset retirement obligation of $2.3 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Failure to comply with the regulatory requirements can result in sanctions.
•Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2023, we have posted $8.3 million in surety bonds or other forms of financial security for future reclamation.
Regulation of Operations
•Clean Air Act. The Clean Air Act ("CAA") and similar state laws and regulations affect our cokemaking operations. These may be through permitting and/or emissions control requirements relating to criteria pollutants or MACT standards. These air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM, NO2, lead, ozone, and carbon monoxide; GHG rules; the Cross-State Air Pollution Rule; MACT emissions standards for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review.
◦Regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards impacts our cokemaking facilities. We are subject to two categories of MACT standards. The first category applies to pushing and quenching. The second category applies to emissions from charging and coke oven doors. The EPA is required to make a risk-based determination for pushing and quenching emissions and determine whether additional emissions reductions are necessary. In 2016 and 2022, the EPA issued a request for information and testing to our cokemaking facilities and other companies as part of its residual risk and technology review of the MACT standard for pushing and quenching, and a technology review of the MACT standard for coke ovens and charging emissions. Testing was conducted by our cokemaking facilities in 2017, 2022, and 2023. On August 16, 2023, the EPA proposed a rule that would impose various new emissions limits and other requirements under both categories of MACT standards regulating our cokemaking facilities. We submitted comments for the EPA’s consideration in response to this proposed rule. While we are not able to determine the extent to which any new standards would impact our business at this time, if the rule is finalized as proposed and withstands legal challenges, compliance with some of these proposed requirements may require the installation of additional pollution control systems and presents a potential risk of having an impact on operations and costs at some of our facilities. The EPA is required to finalize any changes to these MACT standards by May 23, 2024 pursuant to a court-ordered deadline.
◦The Regional Haze program requires that states submit State Implementation Plans that demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas. On November 5, 2020, the Virginia Department of Environmental Quality (“VDEQ”) requested that the Jewell facility conduct an analysis of potential controls for SO2 under the Regional Haze program. The VDEQ is currently reviewing Jewell’s determination that the installation of new controls is not feasible and any new requirements should be limited to operating pollution controls already present at the facility. Jewell submitted a permit application to the VDEQ related to this determination, which is under review by the VDEQ at this time. While we are not able to determine the extent to which a different determination by the VDEQ or the EPA would impact our business at this time and were it to withstand legal challenges, it presents a potential risk of having an impact on our operations and costs at the Jewell facility.
◦On April 6, 2022, the EPA proposed a Federal Implementation Plan Addressing Regional Ozone Transport for the 2015 Ozone NAAQS, which proposed requirements applicable to certain coke plant operations. SunCoke submitted comments on the proposed rule requesting clarification that the rule does not apply to our facilities. In response to comments from SunCoke and other coke manufacturers, the EPA did not regulate coke ovens under the final rule released in March 2023.
•Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA (as defined below) and the CAA. These terminals are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, management and security.
•Federal Energy Regulatory Commission. The Federal Energy Regulatory Commission (“FERC”) regulates the sales of electricity from our Haverhill and Middletown facilities, including the implementation of the Federal Power Act (“FPA”) and the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The nature of the operations of the Haverhill and Middletown facilities makes each facility a qualifying facility under PURPA, which exempts the facilities and the Company from certain regulatory burdens, including the Public Utility Holding Company Act of 2005 (“PUHCA”), limited provisions of the FPA, and certain state laws and regulation. The FERC has granted requests for authority to sell electricity from the Haverhill and Middletown facilities at market-based rates and the entities are subject to the FERC’s market-based rate regulations, which require regular regulatory compliance filings.
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
•Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under the RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements. Certain of our wastes are also subject to Department of Transportation regulations for shipping of materials. Any changes to hazardous waste standards or the constituents in the wastes generated at our facilities presents a potential risk of having an impact on our operations and cost structure.
•Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as Superfund, and similar state laws, responsibility for the entire cost of clean-up of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. In the course of our operations we may have generated and may generate wastes that fall within the CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. Under the CERCLA, we may be responsible for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
◦Pursuant to a court-mandated deadline, the EPA published a final rule in December 2020 that does not impose financial assurance requirements for managing hazardous substances on the coal products manufacturing sector under Section 108(b) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA 108(b)”). The EPA’s final rule determined that the risks associated with these facilities’ operations are addressed by existing federal and state programs and regulations and modern industry practices.
•Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued a decision holding that although the EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, the EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG in most industries. Under this rule, certain modifications to our facilities could subject us to the additional permitting and other obligations related to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the CAA based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead.
◦The EPA has engaged in various rulemakings in recent years to attempt to regulate GHG emissions from existing and new coal fired power plants. If the EPA were to ever promulgate a similar rule that applies to our facilities, it may present a potential risk of having an impact on our operations and cost structure.
◦The SEC has said it intends to finalize new climate rules that, among other matters, may require disclosure of certain climate change-related information. We expect that our operations will be subject to this disclosure rule. However, we cannot predict what such rules may require, the timing of such rules and how significantly they will affect the Company.
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
•Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, U.S. coal mine operators must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. SunCoke is not an active coal mine operator and does not perform or oversee coal mining. However, SunCoke has retained certain black lung liabilities associated with legacy coal operations. Our obligation related to black lung benefits at December 31, 2023 was $58.2 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.
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
Information about our Executive Officers
Our executive officers and their ages as of February 22, 2024, were as follows:

Michael G. Rippey	66	Chief Executive Officer
Katherine T. Gates	47	President
Mark W. Marinko	62	Senior Vice President and Chief Financial Officer
P. Michael Hardesty	61	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Karl A. Zabiello	38	Vice President, Controller
Shantanu Agrawal	37	Vice President, Finance and Treasurer
John F. Quanci	62	Vice President, Chief Technology Officer
Patrick G. Nigl	57	Vice President, Coke Operations
Michael G. Rippey. Since January 1, 2023 Mr. Rippey has been Chief Executive Officer of SunCoke Energy, Inc., focusing on strategic objectives and growth initiatives for the company. Prior to that, he was Chief Executive Officer and President since December 1, 2017. He has been a director of SunCoke’s Board of Directors since December 2017. At that time, he also was appointed as Chairman, Chief Executive Officer and President of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former sponsored master limited partnership. Prior to joining SunCoke, Mr. Rippey served as Senior Advisor to Nippon Steel & Sumitomo Metal Corporation (a leading global steelmaker) since 2015. From 2014 to 2015, he was Chairman of the Board of ArcelorMittal USA (a major domestic steel manufacturer), and from August 2006 through October 2014, he was ArcelorMittal USA’s President and Chief Executive Officer. Prior to that, he successfully rose through progressively responsible financial, commercial and administrative leadership roles at ArcelorMittal USA and its predecessor companies: (i) from 2005 to 2006, he was Executive Vice President, Sales and Marketing at Mittal Steel USA; (ii) from 2000 to 2005, he was Executive Vice President and Chief Financial Officer at Ispat Inland Inc.; and (iii) from 1998 to 2000, he served as Vice President, Finance and Chief Financial Officer of Ispat Inland Inc. He began his career with Inland Steel Company (a predecessor to ArcelorMittal USA) in 1984. Mr. Rippey currently serves on the Board of Directors of Olympic Steel, Inc. [NASDAQ: ZEUS] (a leading U.S. metals service center), where he is a member of the Nominating Committee and serves as Chair of the Audit and Compliance

Committee. In addition to ArcelorMittal USA, Mr. Rippey’s previous board service also includes the National Association of Manufacturers and the American Iron & Steel Institute, where he was a past Chairman of the Board.
Katherine T. Gates. Ms. Gates was elected President of SunCoke Energy, Inc., and was appointed as a director on SunCoke’s Board of Directors, effective January 1, 2023. Prior to that, she was Senior Vice President, Chief Legal Officer and Chief Human Resource Officer since November 2019. Ms. Gates served as Senior Vice President, General Counsel and Chief Compliance Officer from October 2015 to November 2019. From July 2014 to October 2015, she was Vice President and Assistant General Counsel, where she focused on litigation, regulatory and commercial matters. In addition, from October 2015 through June 2019, Ms. Gates served as a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P, our former master limited partnership subsidiary. Ms. Gates joined SunCoke in February 2013 as Senior Health, Environment and Safety Counsel. Prior to joining SunCoke, Ms. Gates practiced law for two decades. As a Partner at Beveridge & Diamond, P.C., she served on the firm’s Management Committee and co-chaired the civil litigation section of the firm’s Litigation Practice Group.
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
Karl A. Zabiello. Mr. Zabiello was appointed Vice President and Controller of SunCoke Energy, Inc. in April 2023. Mr. Zabiello joined the Company in 2012 and has assumed progressively more responsible financial leadership roles, most recently serving as Director, Accounting and Assistant Treasurer. Mr. Zabiello is a Certified Public Accountant and holds Bachelor’s and Master’s degrees in Accounting from Northern Illinois University. Prior to joining the Company, Mr. Zabiello worked in assurance services for Crowe Horwath LLP, a global public accounting firm.
Shantanu Agrawal. Mr. Agrawal was appointed Vice President, Finance and Treasurer of SunCoke Energy, Inc. in July, 2021 and subsequently also assumed responsibility for the Procurement function in January 2023. Prior to that he was Director, Financial Performance & Analysis (“FP&A”) and Investor Relations. Mr. Agrawal began his career with SunCoke as an FP&A Analyst in 2014. He has increasingly taken on more responsibilities and oversight over that period. Mr. Agrawal is an accomplished finance executive with a rich mix of finance, operations and strategic planning. In his current roles, Mr. Agrawal has led the Company’s finance function, including budgeting, forecasting, financial analysis, cash management, investor relations and procurement.
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
Patrick G. Nigl. Mr. Nigl was appointed as SunCoke Energy, Inc.’s Vice President, Coke Operations in January 2022. Prior to that, he served as General Manager at the Company’s Indiana Harbor cokemaking operations, located in East Chicago, Indiana, from September 2015. From March 2015 to September 2015, he was Operations Manager at the Indiana Harbor facility. Since joining SunCoke in February 2011 as Maintenance Manager at the Company’s Haverhill, Ohio cokemaking facility, Mr. Nigl has progressed into leadership and oversight roles for the Company’s domestic cokemaking operations. Prior to joining SunCoke, Mr. Nigl was Machining General Manager at DMAX Ltd., an American manufacturer of diesel engines for heavy-duty trucks.
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
Substantially all of our coke sales currently are made pursuant to long-term contracts with Cliffs Steel and U.S. Steel. We expect these customers, and/or their respective successors in interest, by operation of merger, or otherwise, to continue to account for a significant portion of our revenues for the foreseeable future.
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
Events and conditions that could result in impairment in the value of our long-lived assets include: the impact of a downturn in the global economy, competition, advances in technology, adverse changes in the regulatory environment, new contracts and/or modification, termination or non-renewal of existing contracts, and other factors leading to a reduction in expected long-term sales or profitability, or a significant decline in the trading price of our common stock or market capitalization, lower future cash flows, slower industry growth rates and other changes in the industries in which we or our customers operate.
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
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the surrounding environment including the air, water and ground; emissions of GHGs; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; sales of electric power; installation of safety equipment in our facilities; and protection of employee health and safety. Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time. Regulatory requirements, including those related to GHGs, and various CAA programs, may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, which could have an adverse effect on our financial condition and results of operations.
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
Our operations result in emissions of various substances to the air, including GHGs, use hazardous materials, and generate solid and hazardous waste. We have in the past and could in the future be subject to claims under federal, state and local laws and regulations arising from these activities, including for the investigation and clean-up of soil, surface water, or groundwater. Some environmental laws also can impose liability regardless of fault or legality at the time in question, including the characterization of materials. We previously have been and could again in the future be subject to litigation for alleged bodily injuries or property damage arising from claimed exposure to emissions or hazardous substances allegedly used, released, or disposed of by us, as well as litigation related to climate change by governments, private entities, or individuals. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and have made insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. Environmental impacts resulting from our operations, including exposures to emissions, hazardous substances, or wastes associated with our operations, could result in costs and liabilities that could adversely impact our financial condition and results of operations.
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially reduce our production, cash flows or profitability.
Our cokemaking and logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), require permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more costly, difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking and/or logistics facilities. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental impact statements related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, it could have an adverse effect on our financial condition and results of operations.
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
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide logistics services increases due to price or usage, including cost of supplies, equipment, metallurgical coal or labor, and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
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
There is increasing regulatory attention concerning the issue of climate change and the impact of GHGs, particularly from fossil fuels, which are integral to our cokemaking and logistics businesses. Our business and operations, as well as the business and operations of our key suppliers and customers, may become subject to legislation or regulation intended to limit GHG emissions or the use of fossil fuels. It is not possible to foresee the details of such legislation or regulations or changes in the economy or their resulting effects on our business. Because our coking process is dependent on coal as a raw material and the coking process generates carbon dioxide, we are limited in our ability to reduce our GHG emissions and could be affected by future regulation of GHGs. Future legislation or regulation regarding climate change and GHG emissions could have a material adverse effect on our financial condition and results of operations.
Climate change may cause changes in weather patterns and increase the frequency or severity of weather events and flooding. An increase in severe weather events and flooding may adversely impact us, our operations, and our ability to procure raw materials and manufacture and transport our products which could have a material adverse effect on our financial condition and results of operations. Extreme weather conditions may increase our costs, temporarily impact our production capabilities or cause damage to our facilities. For example, our terminals are located near bodies of water and may be impacted by flooding or hurricanes, disrupting our or our customers' ability to move products. Our coke plants are also generally located near bodies of water and may be impacted by the effects of climate change. Additionally, extreme cold could prevent coal delivery and unloading at our coke plants, impeding operation, or create a more hazardous outdoor working environment for our employees.
Investor interest in climate change, fossil fuels, and sustainability could adversely affect our business and our stock price.
Climate change and sustainability have increasingly become important topics to investors and the community at large. As such, there have been recent efforts aimed at the investment community to encourage the divestment of shares of companies associated with energy, coal and/or fossil fuels, as well as to pressure lenders and other financial services companies to limit or curtail business relations with coal and fossil fuel companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted. Members of the investment community are also increasing their focus on sustainability practices, including management of GHGs and climate change. To the extent ESG matters impact our reputation, they may also impact our ability to attract or retain employees or customers. As a result, we may face increasing pressure regarding our sustainability disclosures and practices.
While we have in the past engaged, and expect in the future to continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) on “ESG matters”, such as sustainability and inclusion, to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. For example, actions or statements that we may take based on expectations, assumptions, or third-party information may at some point be determined to be erroneous or otherwise not in keeping with best practices. If we fail to, or are perceived to fail to, appropriately advance certain initiatives or use appropriate methodologies and data sources, we may be subject to various adverse impacts, including reputational damage, stakeholder engagement, and/or litigation. Simultaneously, there are efforts by some parties, including some policymakers and activists, to constrain or eliminate companies' efforts on various ESG-related matters. To the extent we are subject to any such activism, it may require us to incur costs or otherwise adversely impact our business. Many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Risks Related to Our Cokemaking Business
If a substantial portion of our agreements to supply coke, electricity, and/or steam are modified or terminated, our cash flows, financial position, permit compliance, results of operations and/or carrying value of our long-lived assets may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.
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
In some countries, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. Our steelmaking customers may decrease the prices they charge for steel, or take other action, as the supply of steel increases. The profitability and financial position of our steelmaking customers may be adversely affected, causing such customers to reduce their demand for our coke and making it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. In addition, future increases in exports of coke from China and/or other coke-producing countries also may reduce our customers' demand for coke capacity. Such reduced demand for our coke could adversely affect the certainty of our long-term relationships with our customers, depress coke prices, and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell into the North American spot coke and export coke markets, and could materially and adversely affect our future revenues and profitability.

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
Substantially all of the metallurgical coal used to produce coke at our cokemaking facilities is purchased from third-parties under one-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available that meet our quality specifications or that these facilities will be supplied without any significant disruption in coke production, as economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. If we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources, the failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations and, ultimately, impact the structural integrity of our coke oven batteries.
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
Our future success will depend in part on our ability to obtain and maintain meaningful patent protection for certain of our technologies and products throughout the world. The degree of future protection for our proprietary rights is uncertain. We rely on patents to protect our intellectual property portfolio and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us or our subsidiaries may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that have been issued to us or our subsidiaries or that may be issued to us in the future may not be sufficiently broad to prevent third parties from using cokemaking technologies and heat recovery processes similar to ours. In addition, the laws of various foreign countries in which we plan to compete may not protect our intellectual property to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive may be materially impaired.
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
We may face material debt maturities which may adversely affect our consolidated financial position.
As of December 31, 2023, we have no consolidated debt maturing over the next five years. See Note 11 to our consolidated financial statements. However, we may enter into debt agreements throughout the course of the fiscal year which could create material debt maturities. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
Our former coal mining operations were subject to strict regulation by federal, state and local authorities with respect to environmental matters such as reclamation, and to matters such as employee health and safety and mandated benefits for retired coal miners. Even after divestiture of our coal mining business, compliance with these reclamation and benefits requirements has continued to impose significant costs on us. As a former coal mine operator, federal law requires us to secure payment of federal black lung benefits to claimants who were employees, and to contribute to a trust fund for payment of benefits and medical expenses to claimants who last worked in the coal industry before January 1, 1970. At December 31, 2023, our liabilities for coal workers’ black lung benefits totaled $58.2 million. Our business could be materially and adversely harmed if these liabilities, including the number and award size of claims, were increased. See “Item 1. Business-Legal and Regulatory Requirements-Regulation of Operations.”
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
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Cybersecurity Risk Management, Strategy, and Governance
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K, to protect the confidentiality, integrity and availability of our critical systems and information. Our enterprise risk management program considers cybersecurity threats as part of our overall risk assessment process. We perform these risk assessments to inform our risk mitigation strategies and prioritize cybersecurity initiatives. Our cybersecurity risk assessment process includes network and endpoint monitoring, vulnerability assessments, and penetration testing, and we believe helps identify our cybersecurity threat risks by aligning our processes to standards set by the National Institute of Standards and Technology (“NIST”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The results of our cybersecurity assessments are regularly shared with senior management and the Board of Directors. Additionally, we have implemented technologies, controls and processes to aid in our efforts to assess, identify, manage, and monitor material cybersecurity risks, their severity, and potential mitigation. We regularly review and update our cybersecurity processes to help address the evolving cybersecurity landscape and legal requirements, providing clear guidelines for our employees and third-party service providers.
Governance Structure and Risk Management Functions
Cybersecurity is an integral part of our risk management processes. Our cross-functional risk management team evaluates cybersecurity risks alongside other operational, financial, and reputational risks, facilitating effective resource allocation and coordinated mitigation strategies. In 2021, we updated our Audit Committee charter to memorialize the Committee’s role in reviewing cybersecurity matters. The Audit Committee oversees the initial assessment of cybersecurity threats as well as the Company’s approach to management and mitigation of such risks, compliance with industry standards related to cybersecurity, and the Company’s public disclosures related to cybersecurity matters. In addition, our Board of Directors devotes regular attention to oversight of cybersecurity risks. At least annually, the entire Board of Directors receives an update from our Chief Information Officer (“CIO”) detailing our cybersecurity threat risk management and strategy processes. This update covers topics such as data security posture, results from assessments conducted by third parties, progress towards security goals, and any material cybersecurity developments, as well as steps taken in response to such developments. Our governance structure allows senior management and the Board of Directors to also remain involved in our cybersecurity strategy and risk management oversight, creating a comprehensive approach to our risk management.
Cybersecurity Leadership and Communication
Our CIO has experience in various roles implementing effective information and cybersecurity programs. The CIO reports to the Company’s Senior Vice President and Chief Financial Officer and maintains open channels of communication with the broader senior management team and the Board of Directors. The CIO leads our cybersecurity initiatives and is responsible for implementing our cybersecurity strategy, managing daily operations, coordinating incident responses, and providing regular updates to management, the Audit Committee and the Board of Directors regarding the Company’s cybersecurity status and risk assessments.
External Support and Third-Party Risk Management
Management continues to take steps to enhance our data security infrastructure and defenses. Our processes also address cybersecurity threat risks associated with using third-party service providers, including those in our supply chain or who have access to our customer and employee data, our information systems, or the facilities that house such systems or data. We engage outside third-party experts, cybersecurity advisors, and auditors to conduct regular risk assessments, penetration testing, and vulnerability analyses. Our enterprise risk management and cybersecurity-specific risk identification programs include consideration of third-party risks and informs our selection and oversight of third-party service providers. We conduct appropriate due diligence on third-party service providers, vendors, and partners before establishing relationships with them, and we monitor such relationships on an ongoing basis. We also periodically review the Company’s cyber insurance policies to ensure appropriate coverage.
Incident Response and Vulnerability Management
In the event of a cybersecurity incident, our incident response plans are designed to respond with an incident response team to address any breaches. Our ongoing vulnerability management program complements our incident response capabilities. It includes periodic scanning, risk assessment, and patch management to address system and network vulnerabilities and help ensure that our infrastructure remains resilient against evolving threats.
As part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, and in our MD&A at Item 7 of this Annual Report on Form 10-K, we describe whether and how risks from identified cybersecurity threats, including any previous incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. These disclosures are incorporated by reference herein. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. This includes penalties and settlements, of which there were none.
Item 2.Properties
We own the following real property as of December 31, 2023:
•Approximately 900 acres in Vansant (Buchanan County), Virginia on which the Jewell cokemaking facility is located, along with the offices, warehouse and support buildings for our Jewell coke affiliates as well as other general property holdings and unoccupied land.
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
•Approximately 250 acres in Middletown (Butler County), Ohio near the Cliffs Steel Middletown Works facility, on which the Middletown cokemaking facility is located.
•Approximately 180 acres in Ceredo (Wayne County), West Virginia on which KRT has two terminals for its mixing and/or handling services along the Ohio and Big Sandy Rivers.
•Approximately 175 acres in Convent (St. James Parish), Louisiana, on which CMT is located.
We lease the following real property as of December 31, 2023:
•Approximately 90 acres of land located in East Chicago (Lake County), Indiana, on which the Indiana Harbor cokemaking facility is located and the coal handling and/or mixing facilities (Lake Terminal) that service the Indiana Harbor cokemaking facility. The leased property is inside the Cliffs Steel Indiana Harbor Works facility and is part of an enterprise zone. As lessee of the property, we are responsible for restoring the leased property to a safe and orderly condition.
•Approximately 310 acres of land located in Buchanan County, Virginia at and around the area where our Jewell coal handling terminal is located.
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
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2023.
Item 4.Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, the Company remains responsible for reclamation of certain legacy coal mining locations that are subject to Mine Safety and Health Administration (“MSHA”) regulatory purview and the Company continues to own certain logistics assets that are regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade under the stock trading symbol “SXC” on the New York Stock Exchange.
Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The shareholder returns in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance.
The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 Index and the NASDAQ U.S. Benchmark Iron & Steel Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 Index is a broad equity market index comprised of companies of between $900 million and $5.8 billion. The Company is a part of this index. The NASDAQ U.S. Benchmark Iron and Steel Index is comprised of U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. Accordingly, we believe the NASDAQ U.S. Benchmark Iron & Steel Index is appropriate for comparison purposes.

Holders
As of February 16, 2024, we had 7,816 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2023 and through February 22, 2024:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 2, 2023	February 16, 2023	$0.08	March 1, 2023
May 4, 2023	May 18, 2023	$0.08	June 1, 2023
August 1, 2023	August 17, 2023	$0.10	September 1, 2023
November 1, 2023	November 15, 2023	$0.10	December 1, 2023
February 1, 2024	February 15, 2024	$0.10	March 1, 2024
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020 as the Company has suspended additional repurchases, leaving $96.3 million available under the authorized repurchase program as of December 31, 2023.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” in this Item 7.
Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. Our results of operations include reference to our business operations and market conditions, which are further described in Part I of this document.
2023 Overview
Our consolidated results of operations in 2023 were as follows:

Year Ended December 31, 2023
(Dollars in millions)
Net income	$63.5
Net cash provided by operating activities	$249.0
Adjusted EBITDA(1)	$268.8
(1)See “Non-GAAP Financial Measures” in this Item 7 below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results during the year ended December 31, 2023 primarily reflects lower margin on our non-contracted blast coke sales, unfavorable energy pricing at our Haverhill facility and lower transloading volumes in our Logistics segment. These decreases were partially offset by favorable coal-to-coke yields on our long-term, take-or-pay agreements and favorable pricing on our foundry coke sales. Net income for the current year period was further impacted by the establishment of a valuation allowance on deferred tax assets attributable to existing foreign tax credit carryforwards. Operating cash flows during the current period primarily reflect a favorable year-over-year change in primary working capital.
We returned meaningful capital to our shareholders through the declaration and payment of a dividend during each quarter of 2023, increasing from $0.08 per share during the first half of the year to $0.10 per share during the second half of the year, representing a quarterly increase of 25 percent. Additionally, we reduced total debt by approximately $44 million in 2023.
Recent Developments
•2023 Indiana Harbor Contract Renewal. In April 2023, the Indiana Harbor long-term, take-or-pay agreement with Cliffs Steel was extended to September 30, 2035. Under the extended agreement, Indiana Harbor will continue to supply 1,220 thousand tons to Cliffs Steel annually. Reimbursement of certain operating and maintenance expenses under the contract are fixed subject to annual adjustment based on an inflation index. Other key provisions of the agreement, including the pass-through of coal costs, remain unchanged.
Consolidated Results of Operations
The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. See “Analysis of Segment Results” later in this Item 7 for further details of these results. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$2,063.2	$1,972.5	$90.7
Costs and operating expenses
Cost of products sold and operating expenses	1,724.6	1,604.9	119.7
Selling, general and administrative expenses	70.7	71.4	(0.7)
Depreciation and amortization expense	142.8	142.5	0.3
Total costs and operating expenses	1,938.1	1,818.8	119.3
Operating income	125.1	153.7	(28.6)
Interest expense, net	27.3	32.0	(4.7)
Income before income tax expense	97.8	121.7	(23.9)
Income tax expense	34.3	16.8	17.5
Net income	63.5	104.9	(41.4)
Less: Net income attributable to noncontrolling interests	6.0	4.2	1.8
Net income attributable to SunCoke Energy, Inc.	$57.5	$100.7	$(43.2)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased in 2023 as compared to 2022, primarily driven by the pass-through of higher coal prices in our Domestic Coke segment. Additionally, revenues further benefited from higher volumes on our long-term, take-or-pay agreements. These increases to sales and other operating revenue were partially offset by lower volumes and unfavorable pricing on our non-contracted blast coke sales.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense primarily reflects lower employee related expenses, lower cost of professional services and lower transaction costs incurred as part of the granulated pig iron project. These lower costs were partially offset by valuation adjustments primarily as a result of changes in discount rates on certain legacy liabilities, which increased legacy costs by $5.7 million as compared to the prior year.
Depreciation and Amortization Expense. Depreciation and amortization expense was reasonably consistent with the prior year period.
Interest Expense, net. Interest expense, net, benefited in 2023 from lower average debt balances during the current year period and higher interest income of $2.0 million.
Income Tax Expense. Income tax expense during 2023 primarily reflects the establishment of a valuation allowance on deferred tax assets attributable to existing foreign tax credit carryforwards, which was a portion of a valuation allowance released during the third quarter of 2022, resulting in $8.4 million of deferred tax expense. The establishment of the valuation allowance during 2023 was the result of changes in tax regulations. See Note 4 to our consolidated financial statements for further detail.
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
•Logistics consists of CMT, located in Convent, Louisiana, KRT, located in Ceredo and Belle, West Virginia, and Lake Terminal, located in East Chicago, Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility.
The operations of each of our reportable segments are described in Part I of this Annual Report on Form 10-K. The Company elected to combine Dismal River Terminal (“DRT”) operations into the Jewell cokemaking operations in the Domestic Coke segment beginning January 1, 2023. The DRT results were included in the Logistics segment in 2022 and are not recast.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including activity from our legacy coal mining business, which is not considered a reportable segment and, therefore, not included in our segment information in Note 19. However, we have included Corporate and Other within our operating data below.
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

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,954.0	$1,856.9	$97.1
Brazil Coke	35.2	38.0	(2.8)
Logistics	74.0	77.6	(3.6)
Logistics intersegment sales	22.1	28.9	(6.8)
Elimination of intersegment sales	(22.1)	(28.9)	6.8
Total sales and other operating revenue	$2,063.2	$1,972.5	$90.7
Adjusted EBITDA(1):
Domestic Coke	$247.8	$263.4	$(15.6)
Brazil Coke	9.1	14.5	(5.4)
Logistics	44.3	49.7	(5.4)
Corporate and Other, net(2)	(32.4)	(29.9)	(2.5)
Total Adjusted EBITDA	$268.8	$297.7	$(28.9)
Coke Operating Data:
Domestic Coke capacity utilization(3)	101%	100%	1%
Domestic Coke production volumes (thousands of tons)	4,049	4,023	26
Domestic Coke sales volumes (thousands of tons)	4,046	4,031	15
Domestic Coke Adjusted EBITDA per ton(4)	$61.25	$65.34	$(4.09)
Brazilian Coke production—operated facility (thousands of tons)	1,558	1,585	(27)
Logistics Operating Data:
Tons handled (thousands of tons)	20,483	22,291	(1,808)
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2023 vs 2022	2023 vs 2022
	(Dollars in millions)
Beginning	$1,856.9	$263.4
Volume(1)	3.9	0.8
Price(2)	103.3	(8.7)
Operating and maintenance costs	N/A	(0.1)
Energy and other(3)	(10.1)	(7.6)
Ending	$1,954.0	$247.8
(1)Higher volumes on our long-term, take-or-pay agreements increased both revenues and Adjusted EBITDA during 2023. These higher volumes were mostly offset by lower volumes on non-contracted blast coke sales.
(2)Revenues increased primarily as a result of the pass-through of higher coal prices on our long-term, take-or-pay agreements. Adjusted EBITDA decreased primarily due to lower margins on our non-contracted blast coke sales. These decreases to Adjusted EBITDA were partially offset by favorable coal-to-coke yields on our long-term, take-or-pay agreements and favorable pricing on foundry coke sales.
(3)Energy and other decreased primarily as a result of unfavorable energy pricing at our Haverhill facility.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues, exclusive of intersegment sales, and Adjusted EBITDA results:

	Sales and other operating revenue, exclusive of intersegment sales	Adjusted EBITDA
	2023 vs 2022	2023 vs 2022
	(Dollars in millions)
Beginning	$77.6	$49.7
Transloading volumes(1)	(3.3)	(13.3)
Price/margin impact of mix in transloading services(2)	2.2	3.0
Other(3)	(2.5)	4.9
Ending	$74.0	$44.3
Intersegment sales and other operating revenue in our Logistics segment were $22.1 million and $28.9 million as of December 31, 2023 and 2022, respectively. Adjusted EBITDA presented above is inclusive of the impact of intersegment transactions.
(1)Volumes decreased as a result of lower demand at CMT driven by weakened thermal coal markets and the short-term idling of a customer mine during the fourth quarter of 2023. Additionally, Adjusted EBITDA in the current year period reflects the absence of DRT volumes.
(2)Revenues and Adjusted EBITDA increased as a result of higher transloading pricing.
(3)Revenues and Adjusted EBITDA decreased as a result of unfavorable ancillary revenue, which was a result of lower volumes at CMT. This decrease in Adjusted EBITDA was more than offset by the absence of costs associated with DRT in the current year period.
Brazil Coke
Sales and other operating revenue decreased $2.8 million, or 7 percent, to $35.2 million in 2023 compared to $38.0 million in 2022. Adjusted EBITDA decreased $5.4 million, or 37 percent, to $9.1 million in 2023 compared to $14.5 million in 2022. Decreases in sales and other operating revenue and Adjusted EBITDA were primarily due to the absence of technology fees, which expired at the end of 2022.
Corporate and Other
Corporate and Other Adjusted EBITDA decreased $2.5 million, or 8 percent, to a loss of $32.4 million in 2023 compared to a loss of $29.9 million in 2022. This decrease was primarily driven by valuation adjustments as a result of changes in discount rates on certain legacy liabilities, which increased legacy costs by $5.7 million, partially offset by lower employee related expenses and lower cost of professional services in the current year period.
Non-GAAP Financial Measures
In addition to the GAAP results provided in this Annual Report on Form 10-K, we have provided a non-GAAP financial measure, Adjusted EBITDA. Our management, as well as certain investors, use this non-GAAP measure to analyze our current and expected future financial performance. This measure is not in accordance with, or a substitute for, GAAP and may be different from, or inconsistent with, non-GAAP financial measures used by other companies.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$63.5	$104.9	$48.8
Add:
Depreciation and amortization expense	142.8	142.5	133.9
Interest expense, net	27.3	32.0	42.5
Loss on extinguishment of debt	—	—	31.9
Income tax expense	34.3	16.8	18.3
Transaction costs(1)	0.9	1.5	—
Adjusted EBITDA	$268.8	$297.7	$275.4
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of December 31, 2023, we had $140.1 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.

We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Refer to further liquidity discussion in “Part II - Item 5 - Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.”
During the first quarter of 2020, the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) requested SunCoke provide additional collateral of approximately $32 million to secure certain of its black lung obligations. SunCoke exercised its right to appeal the DCMWC’s determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive its self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. Additionally, on January 19, 2023, the Department of Labor issued a new proposed rule that would require self-insured companies to post collateral in the amount of 120 percent of the company's total expected lifetime black lung obligations as determined by the DCMWC. While this new proposed rule is not effective, if finalized, it could potentially reduce the Company's liquidity. We submitted comments on this proposed rule and continue to monitor any impact to the Company. See further discussion in Note 12 to our consolidated financial statements.
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$249.0	$208.9
Net cash used in investing activities	(109.2)	(70.2)
Net cash used in financing activities	(89.7)	(112.5)
Net increase in cash and cash equivalents	$50.1	$26.2
Cash Provided by Operating Activities
Net cash provided by operating activities increased $40.1 million to $249.0 million in 2023 as compared to 2022. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of receipts from customers and the impact of the changes in coal prices. The current year period was further impacted by an increase in deferred income tax expense relating to new regulations impacting foreign tax credit utilization. See Note 4 to our consolidated financial statements for further detail on the change in deferred income tax expense. These favorable impacts were partially offset by lower operating results and higher payments made for employee related expenses in the current period.
Cash Used in Investing Activities
Net cash used in investing activities increased $39.0 million to $109.2 million in 2023 as compared to 2022 primarily driven by ongoing capital expenditures related to upgrades of our assets in order to improve long-term reliability and operational performance as well as increased spending on the foundry expansion project in the current year period. Refer to Capital Requirements and Expenditures below for further detail.
Cash Used in Financing Activities
Net cash used in financing activities decreased $22.8 million to $89.7 million in 2023 as compared to $112.5 million in 2022. This decrease in net cash used in financing activities was primarily driven by lower net repayments of $45.0 million on the Revolving Facility in the current year period. This decrease was offset by an increase in dividends paid of $7.1 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, as well as higher cash distributions made to noncontrolling interests of $7.4 million in the current year period. The current year period was also impacted by higher repayments on financing obligations of $5.6 million, resulting from the early buyout on a sale leaseback arrangement, discussed further in Note 11 to our consolidated financial statements.
Dividends
In addition to the $30.7 million in dividends paid to our shareholders during 2023, on February 1, 2024, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend will be paid on March 1, 2024, to stockholders of record on February 15, 2024. See further discussion in “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.”
Covenants
As of December 31, 2023, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 11 to our consolidated financial statements for details on debt covenants.
Credit Rating
In May 2023, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In November 2023, Moody’s Investors Service reaffirmed our corporate credit rating of B1 (positive).
Contractual Obligations
As of December 31, 2023, significant contractual obligations related to our metallurgical coal procurement contracts, which are generally based on annual coke production requirements at fixed coal prices, were $928.6 million and extend through 2024. As of December 31, 2023, significant contractual obligations related to debt were $500 million of principal borrowings and $134.1 million of related interest, which will be repaid through 2029. See Note 11 to our consolidated financial statements. We also have contractual obligations for leases, including land, office space, equipment, railcars and locomotives. See Note 13 to our consolidated financial statements.
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
The following table summarizes our capital expenditures:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Ongoing capital	$94.5	$72.1
Expansion capital(1)	14.7	3.4
Total capital expenditures(2)	$109.2	$75.5
(1)Includes capital spending in connection with the foundry cokemaking growth project.
(2)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. The Company's black lung benefit obligations is an item that is subject to such estimates and assumptions. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which our consolidated financial statements have been prepared at any point in time. Despite these inherent limitations, our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.
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
The following table summarizes discount rates utilized, active claims and the total black lung liabilities. Our independent actuarial consultants calculate the present value of the black lung liability annually in the fourth quarter, unless there are changes in facts and circumstances that could materially alter the amount of the liability.

	December 31,
	2023	2022
	(Dollars in millions)
Discount rate(1)	4.5%	4.9%
Active claims	311	332
Total black lung liability, discounted(2)	$58.2	$58.1
Total black lung liability, undiscounted	$96.0	$88.4
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.4 million in 2023.
(2)The current portion of the black lung liability was $5.0 million and $5.9 million at December 31, 2023 and 2022, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes the annual black lung payments and expense (benefit):

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Payments	$5.4	$5.0	$4.4
Expense (benefit)(1)	$5.5	$(0.2)	$3.1
(1)Black lung expense (benefit) incurred in excess of annual accretion of the black lung liability reflects the impact of changes in discount rates, current filing and approval rate assumptions and/or other changes in our actuarial assumptions.
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
We are subject to market risk for the price of coals used to produce non-contracted blast coke sold into both the export and North American domestic coke markets. Non-contracted blast coke sales are typically based on coke market pricing at the time of sale, rather than the pass-through provisions in our long-term, take-or-pay agreements. Generally over time, market prices for metallurgical coal and coke have been correlated. We monitor the market for our coal purchases versus pricing in the coke markets to optimize profitability in both the export and North American domestic coke markets. However, we are exposed to market risk to the extent the coal and coke markets fall out of correlation. Additionally, the timing of contracting our coal purchases versus the timing of contracting our coke sales may cause favorable or unfavorable differences between the prices at which we procure our coals and the market rates at which we are able to sell our coke into both the export and North American domestic coke markets. We are also subject to market risk for the price of coal as it relates to the foundry coke sales. However, our foundry coke prices are largely set at the time we negotiate our coal purchases and therefore we are less exposed to market risk as it relates to the volatility in the price of coal on our foundry coke sales.
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2023 and 2022, the daily average outstanding balance on borrowings with variable interest rates was $14.9 million and $105.8 million, respectively. Assuming a 50 basis point change in secured overnight financing rate (“SOFR”), interest expense would have been impacted by $0.1 million and $0.5 million in 2023 and 2022, respectively. At December 31, 2023, we had no outstanding borrowings with variable interest rates under the Revolving Facility.
At December 31, 2023 and 2022, we had cash and cash equivalents of $140.1 million and $90.0 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.6 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazilian real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive loss. If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2023 and 2022 would have been approximately $0.4 million in both periods.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the Company’s estimated black lung benefit liability
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits to certain former coal miners and their dependents. As of December 31, 2023, the Company’s black lung benefit liability was $58.2 million. The Company, with the assistance of an external expert, estimated the liability using an actuarial model with several assumptions.
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
Chicago, Illinois
February 22, 2024

SunCoke Energy, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2023	2022	2021
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$2,063.2	$1,972.5	$1,456.0
Costs and operating expenses
Cost of products sold and operating expenses	1,724.6	1,604.9	1,118.8
Selling, general and administrative expenses	70.7	71.4	61.8
Depreciation and amortization expense	142.8	142.5	133.9
Total costs and operating expenses	1,938.1	1,818.8	1,314.5
Operating income	125.1	153.7	141.5
Interest expense, net	27.3	32.0	42.5
Loss on extinguishment of debt	—	—	31.9
Income before income tax expense	97.8	121.7	67.1
Income tax expense	34.3	16.8	18.3
Net income	63.5	104.9	48.8
Less: Net income attributable to noncontrolling interests	6.0	4.2	5.4
Net income attributable to SunCoke Energy, Inc.	$57.5	$100.7	$43.4
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.68	$1.20	$0.52
Diluted	$0.68	$1.19	$0.52
Weighted average number of common shares outstanding:
Basic	84.7	83.8	83.0
Diluted	84.9	84.6	83.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$63.5	$104.9	$48.8
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax benefit of $0.1 million for all years)	0.1	0.4	0.3
Retirement benefit plans funded status adjustment (net of related tax benefit (expense) of $0.2 million, $(0.9) million and $(0.3) million, respectively)	(0.4)	3.1	1.0
Currency translation adjustment	0.5	0.2	(0.9)
Comprehensive income	63.7	108.6	49.2
Less: Comprehensive income attributable to noncontrolling interests	6.0	4.2	5.4
Comprehensive income attributable to SunCoke Energy, Inc.	$57.7	$104.4	$43.8
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$140.1	$90.0
Receivables, net	88.3	104.8
Inventories	182.6	175.2
Income tax receivable	1.4	—
Other current assets	4.4	4.0
Total current assets	416.8	374.0
Properties, plants and equipment (net of accumulated depreciation of $1,383.6 and $1,276.0 at December 31, 2023 and 2022, respectively)	1,191.1	1,229.3
Intangible assets, net	31.1	33.2
Deferred charges and other assets	21.4	18.1
Total assets	$1,660.4	$1,654.6
Liabilities and Equity
Accounts payable	$172.1	$159.3
Accrued liabilities	51.7	61.4
Current portion of financing obligation	—	3.3
Total current liabilities	223.8	224.0
Long-term debt and financing obligation	490.3	528.9
Accrual for black lung benefits	53.2	52.2
Retirement benefit liabilities	15.8	16.4
Deferred income taxes	190.4	172.3
Asset retirement obligations	14.1	13.4
Other deferred credits and liabilities	27.3	24.7
Total liabilities	1,014.9	1,031.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2023 and 2022	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,161,446 and 98,815,780 shares at December 31, 2023 and 2022, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both December 31, 2023 and 2022	(184.0)	(184.0)
Additional paid-in capital	729.8	728.1
Accumulated other comprehensive loss	(12.8)	(13.0)
Retained earnings	80.2	53.5
Total SunCoke Energy, Inc. stockholders' equity	614.2	585.6
Noncontrolling interests	31.3	37.1
Total equity	645.5	622.7
Total liabilities and equity	$1,660.4	$1,654.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$63.5	$104.9	$48.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	142.8	142.5	133.9
Deferred income tax expense	18.6	2.3	9.3
Share-based compensation expense	5.1	6.7	6.1
Loss on extinguishment of debt	—	—	31.9
Changes in working capital pertaining to operating activities:
Receivables, net	16.8	(32.3)	(31.3)
Inventories	(7.2)	(48.2)	(1.1)
Accounts payable	19.7	27.4	29.5
Accrued liabilities	(10.2)	8.4	0.8
Income taxes	(1.4)	—	5.5
Other	1.3	(2.8)	(0.3)
Net cash provided by operating activities	249.0	208.9	233.1
Cash Flows from Investing Activities:
Capital expenditures	(109.2)	(75.5)	(98.6)
Other investing activities	—	5.3	(0.7)
Net cash used in investing activities	(109.2)	(70.2)	(99.3)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	500.0
Repayment of long-term debt	—	—	(609.3)
Proceeds from revolving facility	291.0	596.0	690.1
Repayment of revolving facility	(326.0)	(676.0)	(663.4)
Repayment of financing obligation	(8.8)	(3.2)	(2.9)
Debt issuance costs	—	—	(12.0)
Dividends paid	(30.7)	(23.6)	(20.1)
Cash distributions to noncontrolling interests	(11.8)	(4.4)	—
Other financing activities	(3.4)	(1.3)	(0.8)
Net cash used in financing activities	(89.7)	(112.5)	(118.4)
Net increase in cash and cash equivalents	50.1	26.2	15.4
Cash and cash equivalents at beginning of year	90.0	63.8	48.4
Cash and cash equivalents at end of year	$140.1	$90.0	$63.8
Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest of zero, zero and $0.5 million, respectively	$25.7	$28.5	$40.0
Income taxes paid, net of refunds of zero, $0.5 million and $2.9 million, respectively	$17.7	$14.5	$2.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2020	98,177,941	$1.0	15,404,482	$(184.0)	$715.7	$(17.1)	$(46.6)	$469.0	$31.9	$500.9
Net income	—	—	—	—	—	—	43.4	43.4	5.4	48.8
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.3	—	0.3	—	0.3
Retirement benefit plans funded status adjustment (net of related tax expense of $0.3 million)	—	—	—	—	—	1.0	—	1.0	—	1.0
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation	—	—	—	—	6.1	—	—	6.1	—	6.1
Share issuances, net of shares withheld for taxes	318,868	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Dividends	—	—	—	—	—	—	(20.2)	(20.2)	—	(20.2)
At December 31, 2021	98,496,809	$1.0	15,404,482	$(184.0)	$721.2	$(16.7)	$(23.4)	$498.1	$37.3	$535.4
Net income	—	—	—	—	—	—	100.7	100.7	4.2	104.9
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.4	—	0.4	—	0.4
Retirement benefit plans funded status adjustment (net of related tax expense of $0.9 million)	—	—	—	—	—	3.1	—	3.1	—	3.1
Currency translation adjustment	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	8.1	—	—	8.1	—	8.1
Share issuances, net of shares withheld for taxes	318,971	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Dividends	—	—	—	—	—	—	(23.8)	(23.8)	—	(23.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4.4)	(4.4)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	57.5	57.5	6.0	63.5
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.1	—	0.1	—	0.1
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	0.5	—	0.5	—	0.5
Share-based compensation	—	—	—	—	5.1	—	—	5.1	—	5.1
Share issuances, net of shares withheld for taxes	345,666	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(30.8)	(30.8)	—	(30.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(11.8)	(11.8)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 60 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also sell coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements to customers in both the export and North American domestic coke markets seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 4.2 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
Consolidation and Basis of Presentation
The consolidated financial statements of the Company and its subsidiaries were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the assets, liabilities, revenues and expenses of the Company and all subsidiaries where we have a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Net income attributable to noncontrolling interest represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility.
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
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 20 to 30 years. Logistics plant, machinery and equipment are generally depreciated over 15 to 30 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Additionally, the Company generally capitalizes interest on capital projects with an expected construction period of one year or longer. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred. The amounts of accrued capital expenditures for the years ended December 31, 2023, 2022 and 2021 were $8.7 million, $15.6 million and $9.6 million, respectively. See Note 6 and the Consolidated Statements of Cash Flows.
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
Income Taxes
Income tax expense (benefit) is determined by applying the provisions of federal and state tax laws to taxable income (loss) during the period. We do business in a number of states with differing laws concerning how income subject to each state's tax structure is measured. These laws, as well as changes in tax legislation, impact what effective tax rate is applied to income generated in each state, and the Company makes estimates of how income will be apportioned among various states based on these factors. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. See Note 4.
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
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Income and are generally passed through to our customers. The Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” to account for shipping and handling activities as a promise to fulfill the transfer of coke. See Note 18.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years, beginning after December 15, 2023 as well as interim periods beginning after December 31, 2024 and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” ASU 2023-09 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The

Company does not expect this ASU to have a material impact on the Company's disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2025.
Labor Concentrations
As of December 31, 2023, we have 871 employees in the U.S. Approximately 40 percent of our domestic employees, principally at our cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers. Labor agreements at Kanawha River Terminal (“KRT”), SunCoke Lake Terminal (“Lake Terminal”), and Indiana Harbor were renewed in 2022 and will expire on April 30, 2025, June 30, 2025, and September 1, 2026, respectively.
As of December 31, 2023,we have 280 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by a union under a labor agreement. During 2023, the labor agreement at our Vitória, Brazil facility was renewed for an additional year, and it expires on October 31, 2024.
3. Customer Concentrations
In 2023, the Company sold approximately 3.5 million tons of coke under long-term, take-or-pay contracts to its two primary customers in the U.S.: Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel,” and United States Steel Corporation (“U.S. Steel”).
The tables below show sales to the Company's significant customers:

	Years Ended December 31,
	2023		2022		2021
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel(1)	$1,349.4	65.4%	$1,182.8	60.0%	$994.6	68.3%
U.S. Steel(2)	$300.8	14.6%	$284.8	14.4%	$210.0	14.4%
(1)Represents revenues included in our Domestic Coke segment.
(2)Represents revenues included in our Domestic Coke and Logistics segments.
The Company generally does not require any collateral with respect to its receivables due under long-term, take-or-pay contracts. Receivables due from Cliffs Steel and U.S. Steel were approximately $35.7 million and $7.9 million as of December 31, 2023, respectively, and $33.5 million and $7.1 million as of December 31, 2022, respectively. These balances comprised approximately 50 percent and 39 percent of the Company's receivables balance as of December 31, 2023 and 2022, respectively. As a result, the Company experiences concentrations of credit risk in its receivables with these customers, which may be affected by changes in economic or other conditions affecting the steel industry.
4. Income Taxes
The components of income before income tax expense are as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Domestic	$88.8	$107.1	$50.4
Foreign	9.0	14.6	16.7
Total	$97.8	$121.7	$67.1

Income tax expense consisted of the following:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Current tax expense:
U.S. federal	$7.9	$4.3	$0.8
State	4.7	5.4	3.7
Foreign	3.1	4.8	4.5
Total current tax expense	15.7	14.5	9.0

Deferred tax expense (benefit):
U.S. federal	19.7	8.6	11.0
State	(1.1)	(6.3)	(1.7)
Total deferred tax expense	18.6	2.3	9.3
Total	$34.3	$16.8	$18.3
The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows:

	Years Ended December 31,
	2023		2022		2021
	(Dollars in millions)
Income tax expense at U.S. statutory rate	$20.5	21.0%	$25.6	21.0%	$14.1	21.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests in partnerships(1)	(1.3)	(1.3)%	(0.9)	(0.7)%	(1.1)	(1.7)%
State and other income taxes, net of federal income tax effects(2)	3.0	3.1%	(0.9)	(0.7)%	1.6	2.4%
Foreign income taxes(3)	3.1	3.1%	4.8	4.0%	—	—%
R&D tax credit(4)	(0.7)	(0.7)%	(4.0)	(3.4)%	—	—%
Non-deductible equity compensation	2.8	2.9%	3.0	2.5%	3.4	4.9%
Return to provision adjustments	(1.8)	(1.8)%	(0.1)	(0.1)%	(0.1)	(0.1)%
Change in valuation allowance(3)	8.8	9.0%	(11.0)	(9.0)%	0.5	0.8%
Other	(0.1)	(0.2)%	0.3	0.2%	(0.1)	(0.1)%
Income tax expense at effective tax rate	$34.3	35.1%	$16.8	13.8%	$18.3	27.2%
(1)No income tax expense is reflected in the Consolidated Statements of Income for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility.
(2)State tax rates in 2023 remained in line with the prior year. Lower apportioned state tax rates required the revaluation of certain deferred tax liabilities and resulted in deferred tax benefits of $4.9 million and $1.3 million recorded during 2022 and 2021, respectively. The decrease in apportioned state tax rates in 2022 was partly driven by the dissolution of SunCoke Energy Partners Finance Corp.
(3)During 2023, the Company established an $8.4 million valuation allowance, which was a portion of an $11.3 million valuation allowance that was released during 2022 on deferred tax assets attributable to existing foreign tax credit carryforwards. The release of the valuation allowance during 2022 was a result of new regulations published in 2022 by the U.S. Treasury (2022 Foreign Tax Credit (“FTC”) final regulations) that made foreign taxes paid in future years to certain countries, including Brazil, no longer creditable in the U.S. After tax planning in 2022, the Company expected to be able to utilize its existing foreign tax credits carried forward from prior years.
During 2023, Brazil enacted new legislation that aligned the Brazil transfer pricing law with the 2022 OECD Guidelines. As a result, the Company has determined that Brazil taxes paid or accrued in 2024 and forward will become creditable under the 2022 final FTC regulations. Due to the change in the Brazilian tax law, the FTCs that are projected to be created will cause $8.4 million of the foreign tax credit carryforward from prior years to not be utilized, resulting in the establishment of the valuation allowance during 2023. Also, during 2023, the IRS issued

Notice 2023-55 and 2023-80 that generally allow taxpayers to defer the application of the of the 2022 FTC final regulations until further guidance is issued. Foreign income taxes paid in 2023 reflected the absence of the generation of foreign tax credits for taxes paid in Brazil due to the Company’s election not to defer the application of the 2022 FTC final regulations allowed under the notices.
(4)SunCoke conducted an analysis with respect to the Company’s research and development activities, which resulted in a current tax benefit of $0.7 million and a deferred tax benefit of $4.0 million during 2023 and 2022, respectively.
The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$4.1	$4.2
Black lung benefit liabilities	13.2	13.2
Share-based compensation	0.6	2.0
Federal tax credit carryforward(1)	—	8.7
Foreign tax credit carryforward(2)	8.4	9.2
State net operating loss carryforward, net of federal income tax effects(3)	13.2	12.9
Other liabilities not yet deductible	11.4	12.9
Total deferred tax assets	50.9	63.1
Less: valuation allowance(4)	(17.9)	(9.2)
Deferred tax asset, net	33.0	53.9
Deferred tax liabilities:
Properties, plants and equipment	(158.3)	(155.4)
Investment in partnerships	(65.1)	(70.8)
Total deferred tax liabilities	(223.4)	(226.2)
Net deferred tax liability	$(190.4)	$(172.3)
(1)Federal tax credit carryforward expires in 2034 through 2043.
(2)Foreign tax credit carryforward expires in 2028 through 2032.
(3)State net operating loss carryforward, net of federal income tax effects expires in 2033 through 2044.
(4)Primarily related to state net operating loss carryforwards and valuation allowance attributable to existing foreign tax credit carryforwards.
The Company's consolidated federal income tax returns have been examined by the IRS for all years through the year ended December 31, 2014. Due to the federal tax credit carryforward going back to 2015, SunCoke is currently open to examination by the IRS for tax years ended December 31, 2015 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
Uncertain Tax Positions
During 2023 and 2022, the company recorded expense related to uncertain current and prior year tax positions of $0.1 million and $0.3 million, respectively. At December 31, 2023 and 2022, the balances of unrecognized tax benefits at were $0.4 million and $0.3 million, respectively, that, if recognized, will reduce the effective tax rate on income from continuing operations.
There were no uncertain tax positions recorded at December 31, 2021, and there were no associated interest or penalties recognized for the years ended December 31, 2023, 2022 or 2021. The Company expects that nominal unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.

5. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventories, net of lower of cost or net realizable value adjustments of $2.0 million and $2.6 million at December 31, 2023 and 2022, respectively, were as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Coal	$107.7	$109.4
Coke	17.4	14.3
Materials, supplies and other	57.5	51.5
Total inventories	$182.6	$175.2
6. Properties, Plants, and Equipment
The components of net properties, plants and equipment were as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,193.9	$2,134.9
Logistics plant, machinery and equipment	181.2	176.6
Land and land improvements	110.0	106.8
Construction-in-progress	43.3	40.7
Other	46.3	46.3
Gross investment, at cost	2,574.7	2,505.3
Less: accumulated depreciation	(1,383.6)	(1,276.0)
Total properties, plants and equipment, net	$1,191.1	$1,229.3
7. Intangible Assets
Intangible assets, net, include goodwill allocated to our Domestic Coke segment of $3.4 million at both December 31, 2023 and 2022, and other intangibles detailed in the table below, excluding fully amortized intangible assets. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2023 and 2022, respectively.

		December 31, 2023			December 31, 2022
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer relationships	1	$6.7	$6.2	$0.5	$6.7	$5.6	$1.1
Permits	19	31.7	5.9	25.8	31.7	4.5	27.2
Other	27	1.6	0.2	1.4	1.6	0.1	1.5
Total		$40.0	$12.3	$27.7	$40.0	$10.2	$29.8
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency (“EPA”) and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 5.4 years.

Total amortization expense for intangible assets subject to amortization was $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2023, we estimate amortization expense for each of the next five years and the aggregate amount thereafter as follows:

(Dollars in millions)
2024	$1.9
2025	1.5
2026	1.5
2027	1.4
2028	1.4
2029-Thereafter	20.0
Total	$27.7
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
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2023	2022
	(Dollars in millions)
Asset retirement obligation at beginning of year	$13.8	$12.3
Liabilities settled	(0.7)	—
Accretion expense(1)	1.0	0.9
Revisions in estimated cash flows	—	0.6
Asset retirement obligation at end of year(2)	$14.1	$13.8
(1)Included in cost of products sold and operating expenses on the Consolidated Statements of Income.
(2)The current portion of asset retirement obligation liabilities, which had no balance and totaled $0.4 million at December 31, 2023, and December 31, 2022, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
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

Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Interest cost on benefit obligations	$0.9	$0.6	$0.5
Amortization of:
Actuarial losses	0.4	0.7	0.8
Prior service benefit	(0.2)	(0.2)	(0.4)
Total expense	$1.1	$1.1	$0.9
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2023	2022	2021
Discount rate	5.25%	2.50%	2.00%
The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.4	$0.7	$0.8
Prior service benefit amortization	(0.2)	(0.2)	(0.4)
Retirement benefit plan funded status adjustments:
Actuarial (losses) gains	(0.6)	4.0	1.3
	$(0.4)	$4.5	$1.7
The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Benefit obligation at beginning of year	$18.8	$24.4
Interest cost	0.9	0.6
Actuarial losses (gains)	0.6	(4.0)
Benefits paid	(2.2)	(2.2)
Benefit obligation at end of year(1)	$18.1	$18.8
(1)The current portion of retirement benefit liabilities, which totaled $2.3 million and $2.4 million at December 31, 2023 and 2022, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The following table sets forth the cumulative amounts not yet recognized in net income:

	Years Ended December 31,
	2023	2022
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$5.4	$5.2
Prior service benefits	(0.7)	(0.8)
Accumulated other comprehensive loss (before related tax benefit)	$4.7	$4.4

The expected benefit payments through 2033 for the postretirement benefit plan are as follows:

(Dollars in millions)

2024	$2.3
2025	2.2
2026	2.0
2027	1.8
2028	1.7
2029 through 2033	$6.8
The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2023	2022
Discount rate	4.95%	5.25%
The health care cost trend assumption used at December 31, 2023 to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.75 percent, which is assumed to decline gradually to 5.00 percent in 2031 and to remain at that level thereafter. The health care cost trend assumption used at December 31, 2022 to compute the accumulated postretirement benefit obligation for the postretirement benefit plan was 7.00 percent, which is assumed to decline gradually to 5.00 percent in 2031 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are charged against income as incurred, amounted to $7.9 million, $7.9 million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
10. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2023	2022
	(Dollars in millions)
Accrued benefits	$26.8	$29.7
Current portion of postretirement benefit obligation	2.3	2.4
Other taxes payable	10.4	9.8
Current portion of black lung liability	5.0	5.9
Accrued legal	0.5	4.9
Other	6.7	8.7
Total accrued liabilities	$51.7	$61.4

11. Debt and Financing Obligations
Total debt and financing obligations consisted of the following:

	December 31,
	2023	2022
	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	35.0
5.346 percent financing obligation, due 2024	—	8.8
Total borrowings	$500.0	$543.8
Debt issuance costs	(9.7)	(11.6)
Total debt and financing obligation	$490.3	$532.2
Less: current portion of long-term debt and financing obligation	—	3.3
Total long-term debt and financing obligation	$490.3	$528.9
2029 Senior Notes
The 2029 Senior Notes are the senior secured obligations of the Company. Interest on the 2029 Senior Notes is payable semi-annually in cash in arrears on June 30 and December 30 of each year. The Company may redeem some or all of the 2029 Senior Notes at its option, in whole or part, at the dates and amounts set forth in the applicable indenture.
The applicable indenture for the 2029 Senior Notes contains covenants that, among other things, limit the Company's ability and, in certain circumstances, the ability of certain of the Company’s subsidiaries to borrow money, create liens on assets, pay dividends or make other distributions on or repurchase or redeem the Company's capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the ability of subsidiaries to pay dividends and consolidate, merge or sell all or substantially all of the Company's assets.
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
As of December 31, 2023, the Revolving Facility had no outstanding balance leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $21.7 million, which do not reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.175 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke's option, at a variable rate per annum equal to either (i) an adjusted term secured overnight financing rate (“SOFR”) rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a zero percent floor) plus 1.50 percent or (ii) an alternate base rate plus 0.50 percent. The applicable margin is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 6.5 percent during 2023.
Financing Obligation
In December 2020, the Company entered into a sale-leaseback arrangement related to certain coke and logistics equipment, which was accounted for as a financing transaction, resulting in a financing obligation on the Consolidated Balance Sheets. The arrangement had an initial period of 48 months, and an early buyout option after 36 months to purchase the equipment at a fixed rate, which the Company exercised in December 2023.
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
As of December 31, 2023, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2023, the combined aggregate amount of maturities for long-term borrowings for each of the next five years and thereafter is as follows:

(Dollars in millions)
2024	$—
2025	—
2026	—
2027	—
2028	—
2029-Thereafter	500.0
Total	$500.0
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
Between 2010 and 2016, SunCoke Energy also received certain NOVs, Findings of Violations (“FOVs”), and information requests from the EPA, alleging violations of air operating permit conditions related to our Indiana Harbor cokemaking facility. To reach a settlement of these NOVs and FOVs, a consent decree with the EPA and the Indiana Department of Environmental Management was entered by the federal district court in the Northern District of Indiana during the fourth quarter of 2018. After Indiana Harbor completed all consent decree requirements, the federal district court terminated the consent decree in January 2023.
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
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, to provide benefits to certain of its former coal miners and their dependents. Such benefits are provided for under Title IV of the Federal Coal Mine and Safety Act of 1969 and subsequent amendments, as well as for black lung benefits provided in the states of Virginia, Kentucky and West Virginia pursuant to workers’ compensation legislation. The Patient Protection and Affordable Care Act, which was implemented in 2010 and amended previous legislation related to coal workers’ black lung obligations, provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims.

We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, expected claim filing patterns, expected claimant success rates, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns by claimants and their advisors, the impact of which cannot be estimated.
The following table summarizes discount rates utilized, active claims and the total black lung liabilities. Our independent actuarial consultants calculate the present value of the black lung liability annually in the fourth quarter, unless there are changes in facts and circumstances that could materially alter the amount of the liability.

	December 31,
	2023	2022
	(Dollars in millions)
Discount rate(1)	4.5%	4.9%
Active claims	311	332
Total black lung liability, discounted(2)	$58.2	$58.1
Total black lung liability, undiscounted	$96.0	$88.4
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $1.4 million in 2023.
(2)The current portion of the black lung liability was $5.0 million and $5.9 million at December 31, 2023 and 2022, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
Expected payments for each of the five succeeding years and the aggregate amount thereafter as of December 31, 2023:

(Dollars in millions)
2024	$5.0
2025	3.9
2026	4.4
2027	4.0
2028	3.8
2029-Thereafter	74.9
Total	$96.0
The following table reconciles the expected aggregate undiscounted amount to amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2023	2022
	(Dollars in millions)
Black lung liability, undiscounted	$96.0	$88.4
Impact of discounting	(37.8)	(30.3)
Black lung liability, discounted	$58.2	$58.1

The following table summarizes the annual black lung payments and expense (benefit):

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Payments	$5.4	$5.0	$4.4
Expense (benefit)(1)	$5.5	$(0.2)	$3.1
(1)Black lung expense (benefit) incurred in excess of annual accretion of the black lung liability reflects the impact of changes in discount rates, current filing and approval rate assumptions and/or other changes in our actuarial assumptions.
On February 1, 2013, SunCoke obtained commercial insurance for black lung claims in excess of a deductible for employees with a last date of employment after that date. Also, during 2013, we were reauthorized to continue to self-insure black lung liabilities incurred prior to February 1, 2013 by the U.S. Department of Labor's Division of Coal Mine Workers' Compensation (“DCMWC”) in exchange for $8.4 million of collateral. In July 2019, the DCMWC required that SunCoke, along with a number of other companies, file an application and supporting documentation for reauthorization to self-insure any legacy black lung obligations incurred prior to February 1, 2013. The Company provided the requested information in the fourth quarter of 2019. The DCMWC subsequently notified the Company in a letter dated February 21, 2020 that the Company was reauthorized to self-insure certain of its black lung obligations; however, the reauthorization is contingent upon the Company providing collateral of $40.4 million to secure certain of its black lung obligations. This proposed collateral requirement is a substantial increase from the $8.4 million in collateral that the Company currently provides to secure these self-insured black lung obligations. The reauthorization process provided the Company with the right to appeal the security determination. SunCoke exercised its right to appeal the DCMWC’s security determination and provided additional information supporting the Company’s position in May 2020 and February 2021. If the Company’s appeal is unsuccessful, the Company may be required to provide additional collateral to receive the self-insurance reauthorization from the DCMWC, which could potentially reduce the Company’s liquidity. Additionally, on January 19, 2023, the Department of Labor issued a new proposed rule that would require self-insured companies to post collateral in the amount of 120 percent of the company's total expected lifetime black lung obligations as determined by the DCMWC. While this new proposed rule is not effective, if finalized, it could potentially reduce the Company's liquidity. We submitted comments on this proposed rule and will continue to monitor any impact to the Company.
13. Leases
The Company's operating leases consist primarily of leases for land, office space, equipment, railcars and locomotives. Certain of our long-term leases include one or more options to renew or to terminate, with renewal terms that can extend the lease term from one month to 50 years. The Company's finance leases are immaterial to our consolidated financial statements.
The components of lease expense were as follows:

	Years ended December 31,
	2023	2022
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$2.3	$2.3
Selling, general and administrative expenses	0.5	0.4
	$2.8	$2.7
Short-term leases:
Cost of products sold and operating expenses(1)(2)	4.0	5.5
Total lease expense	$6.8	$8.2
(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.
(2)Includes variable lease expenses, which are immaterial to the consolidated financial statements.

Supplemental balance sheet information related to leases was as follows:

		Years ended December 31,
	Financial Statement Classification	2023	2022
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$11.6	$11.3

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$2.3	$2.0
Noncurrent operating lease liabilities	Other deferred credits and liabilities	8.6	8.5
Total operating lease liabilities		$10.9	$10.5
The weighted average remaining lease term and weighted average discount rate were as follows:

	Years ended December 31,
	2023	2022
Weighted average remaining lease term of operating leases	7.1 years	5.9 years
Weighted average discount rate of operating leases	4.7%	4.2%
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2023	2022
	(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.5	$2.4
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2.6	$0.6
Maturities of operating lease liabilities as of December 31, 2023 are as follows:

(Dollars in millions)

2024	$2.7
2025	2.6
2026	1.8
2027	1.4
2028	1.4
2029-Thereafter	3.1
Total lease payments	13.0
Less: imputed interest	2.1
Total lease liabilities	$10.9

14. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive loss, net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2021	$(6.9)	$(9.8)	$(16.7)
Other comprehensive income before reclassifications / adjustments	0.4	0.2	0.6
Retirement benefit plans funded status adjustment	3.1	—	3.1
Net current period change in accumulated other comprehensive loss	3.5	0.2	3.7
At December 31, 2022	$(3.4)	$(9.6)	$(13.0)
Other comprehensive income before reclassifications / adjustments	0.1	0.5	0.6
Retirement benefit plans funded status adjustment	(0.4)	—	(0.4)
Net current period change in accumulated other comprehensive loss	(0.3)	0.5	0.2
At December 31, 2023	$(3.7)	$(9.1)	$(12.8)
The tax benefit associated with the Company's benefit plans as of December 31, 2023 and 2022 was $1.0 million in both respective periods.
The increase in net income due to reclassification adjustments from accumulated other comprehensive income were as follows(1):

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.4)	$(0.7)	$(0.8)
Prior service benefit	0.2	0.2	0.4
Total before taxes	(0.2)	(0.5)	(0.4)
Income tax	0.1	0.1	0.1
Total, net of tax	$(0.1)	$(0.4)	$(0.3)
(1)Amounts in parentheses indicate debits to net income.
(2)These accumulated other comprehensive loss components are included in the computation of postretirement benefit plan expense and included in interest expense, net on the Consolidated Statements of Income. See Note 9.
15. Share-Based Compensation
Equity Classified Awards.
On May 12, 2022, the Company adopted the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the
“Omnibus Plan”). The Omnibus Plan provides for the grant of equity-based awards including stock options and share units, or restricted stock, to the Company’s Board of Directors and certain employees selected for participation in the plan. The total number of shares of common stock authorized for issuance under the Omnibus Plan consists of (i) 2,700,000 new shares, (ii) 2,434,445 shares of common stock reserved for issuance primarily under the previous SunCoke Energy, Inc. Long-Term Performance Enhancement Plan (“SunCoke LTPEP”), which all equity based awards were issued under prior to the effective date of May 12, 2022, and (iii) any shares of common stock subject to awards granted under the SunCoke LTPEP that were outstanding on the effective date and that, on or after such date, are not issued or delivered to a participant. As of the effective date, new awards will no longer be granted under the SunCoke LTPEP. Awards previously granted under the SunCoke LTPEP, and described in further detail below, were not modified or impacted by the adoption of the Omnibus Plan.

Stock Options
Stock options granted by the Company vest in three equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. There were no stock options granted by the Company during the years ended December 31, 2023, 2022 and 2021.
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2023 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2022	1,520,210	$15.06	2.7	0.2
Exercised	(21,887)	$4.01
Expired	(298,667)	$16.52
Outstanding and Exercisable December 31, 2023	1,199,656	$14.89	2.3	0.5
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised in 2023, 2022 and 2021 was $0.1 million, $0.2 million, and $0.3 million, respectively.
Restricted Stock Units Settled in Shares
The Company issues restricted stock units (“RSUs”) to be settled in shares of the Company's common stock to certain employees and members of the Board of Directors. The Company granted the following RSUs during the years ended December 31, 2023, 2022 and 2021:

	Number of RSUs	Weighted Average Grant-Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2023 grants	352,646	$8.97	$3.2
2022 grants	346,600	$7.62	$2.6
2021 grants	463,476	$6.72	$3.1
The RSUs granted to employees vest and become payable in three annual installments beginning one year from the date of grant. RSUs granted to the Company's Board of Directors vest upon grant, but are issued upon termination of board service.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2023 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2022	670,978	$7.08
Granted	352,646	$8.97
Vested	(308,354)	$6.83
Nonvested at December 31, 2023	715,270	$8.12
Total grant date fair value of RSUs vested was $2.1 million, $1.7 million and $1.2 million during 2023, 2022 and 2021, respectively.
Performance Share Units
The Company grants performance share units (“PSUs”), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.

The Company granted the following PSUs during the years ended December 31, 2023, 2022 and 2021:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2023 grant(1)	147,232	$9.84	$1.4
2022 grant(1)	154,860	$8.40	$1.3
2021 grant(1)	177,176	$7.60	$1.3
(1)The service period for the 2023, 2022, and 2021 PSUs ends on December 31, 2025, 2024 and 2023, and the awards will vest during the first quarter of 2026, 2025 and 2024, respectively. The service period for certain retiree eligible participants is accelerated.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital (“ROIC”) performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSUs ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the NASDAQ U.S. Benchmark Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout (between 80 percent and 120 percent of the 2023 and 2022 awards, and between 75 percent and 125 percent of the 2021 awards) of the Company's final performance measure results. The 2023 and 2022 awards may vest between 25 percent and 200 percent of the original units granted and the 2021 awards may vest between zero and 250 percent. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2023 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2022	498,746	$7.21
Granted	147,232	$9.84
Performance adjustments	161,091	$6.70
Vested	(354,244)	$6.70
Nonvested at December 31, 2023	452,825	$7.50
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2023, 2022 and 2021, the Company issued 216,547, 250,615 and 230,056 restricted stock units to be settled in cash (“Cash RSUs”), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2023, 2022 and 2021, was $9.24, $7.56 and $6.68, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2023 was adjusted based on the closing price of our common stock on December 31, 2023 of $10.74 per share. The Cash RSU liability was $2.8 million at December 31, 2023 and was $2.4 million at December 31, 2022.
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

The Company issued a grant date fair value award of $2.2 million, $2.0 million and $2.1 million during the years ended December 31, 2023, 2022 and 2021, respectively, for which the service periods end on December 31, 2025, 2024 and 2023, respectively, and the awards will vests during the first quarter of 2026, 2025 and 2024, respectively. The service period for certain retiree eligible participants is accelerated. The 2023, 2022 and 2021 awards are split 50/50 between the Adjusted EBITDA and ROIC metrics, consistent with the PSU awards, but is not impacted by the TSR modifier. See above for details.
The cash incentive award liability at December 31, 2023 was adjusted based on the Company's three-year cumulative Adjusted EBITDA performance and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $8.1 million at December 31, 2023 and $8.7 million at December 31, 2022.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over for each award:

	Years Ended December 31,
	2023	2022	2021	2023	2022	2021	December 31, 2023
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
Stock Options	$—	$—	$0.1	$—	$—	$0.1	$—	—
RSUs	2.5	2.5	2.3	2.0	1.9	1.8	$0.6	1.6
PSUs	1.9	3.9	3.4	1.4	3.0	2.6	$0.7	1.6
Total equity awards	$4.4	$6.4	$5.8	$3.4	$4.9	$4.5
Liability Awards:
Cash RSUs	$2.6	$2.1	$1.7	$2.0	$1.6	$1.3	$1.5	1.7
Cash incentive award	2.7	5.1	3.4	2.0	3.9	2.6	$1.5	1.6
Total liability awards	$5.3	$7.2	$5.1	$4.0	$5.5	$3.9
(1)Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.7 million, $0.3 million, and $0.3 million of share-based compensation to the Company's Board of Directors during the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2023	2022	2021
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	84.7	83.8	83.0
Add: effect of dilutive share-based compensation awards	0.2	0.8	0.7
Weighted-average number of shares-diluted	84.9	84.6	83.7

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2023	2022	2021
	(Shares in millions)
Stock options	1.2	1.6	2.5
Total	1.2	1.6	2.5
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash and cash equivalents were measured at fair value at December 31, 2023 and December 31, 2022 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2023 and 2022, the fair value of the Company’s long-term debt was estimated to be $450.2 million and $471.9 million, respectively, compared to a carrying amount of $500.0 million and $543.8 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
18. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements. These agreements require us to produce and deliver the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As of December 31, 2023, our coke sales agreements have approximately 22.0 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately ten years.
Our coke sales prices include an operating cost component, a coal cost component and a return of capital component. Operating costs under four of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Our coke sales agreements contain pass-through provisions for coal and coal procurement costs, subject to meeting contractual coal-to-coke yields. To the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. The reimbursement of pass-through operating and coal costs from these coke sales agreements are considered to be variable consideration components included in the cokemaking sales price. The return of capital component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. This component of our coke sales prices is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is also impacted by favorable or unfavorable performance on pass-through cost items. Revenues are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.
We also sell non-contracted blast furnace coke tons into the North American spot coke and export coke markets, utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements. These non-contracted blast coke sales are generally sold on a spot basis at the current market price, and do not contain the same provisions as our long-term, take-or-pay agreements discussed above.
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
Estimated take-or-pay revenue of approximately $27.4 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2023.
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

Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2023	2022	2021

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,898.5	$1,791.3	$1,293.6
Energy	47.3	61.5	56.1
Logistics	73.1	76.7	64.3
Operating and licensing fees	35.2	38.0	36.6
Other	9.1	5.0	5.4
Sales and other operating revenue	$2,063.2	$1,972.5	$1,456.0
See Note 3 Customer Concentrations for further detail on operating revenue.
19. Business Segment Information
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
Logistics operations are comprised of CMT, KRT, and Lake Terminal, which provides services to our Indiana Harbor cokemaking facility. Handling and mixing results are presented in the Logistics segment. The Company elected to combine Dismal River Terminal (“DRT”) operations into the Jewell cokemaking operations in the Domestic Coke segment beginning January 1, 2023. The DRT results were included in the Logistics segment in 2022 and are not recast.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which is not a reporting segment, but which also includes activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment.

The following table includes Adjusted EBITDA reportable segments, as defined below, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$1,954.0	$1,856.9	$1,354.5
Brazil Coke	35.2	38.0	36.6
Logistics	74.0	77.6	64.9
Logistics intersegment sales	22.1	28.9	27.1
Elimination of intersegment sales	(22.1)	(28.9)	(27.1)
Total sales and other operating revenue	$2,063.2	$1,972.5	$1,456.0

Adjusted EBITDA reportable segments:
Domestic Coke	$247.8	$263.4	$243.4
Brazil Coke	9.1	14.5	17.2
Logistics	44.3	49.7	43.5
Total Adjusted EBITDA reportable segments	$301.2	$327.6	$304.1

Depreciation and amortization expense:
Domestic Coke	$129.4	$126.8	$119.0
Brazil Coke	0.3	0.2	0.4
Logistics	12.8	14.5	13.3
Total reportable segments	$142.5	$141.5	$132.7
Corporate and Other	0.3	1.0	1.2
Total depreciation and amortization expense	$142.8	$142.5	$133.9

Capital expenditures:
Domestic Coke	$103.2	$70.3	$83.1
Brazil Coke	0.4	0.1	0.3
Logistics	5.1	4.5	14.7
Total reportable segments	$108.7	$74.9	$98.1
Corporate and Other	0.5	0.6	0.5
Total capital expenditures	$109.2	$75.5	$98.6
The following table sets forth the Company’s segment assets:

	December 31,
	2023	2022
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,405.5	$1,422.6
Brazil Coke	11.9	15.7
Logistics(1)	158.4	193.5
Total reportable segments	$1,575.8	$1,631.8
Corporate and Other	84.6	22.8
Total assets	$1,660.4	$1,654.6

(1)Logistics segment assets included $21.7 million of DRT assets as of December 31, 2022, which are included in the Domestic Coke segment in 2023.
The Company evaluates the performance of its segments based on segment Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, transaction costs, and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). Management believes Adjusted EBITDA reportable segments is an important measure in assessing operating performance. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of Adjusted EBITDA Reportable Segments to Net Income
Below is a reconciliation of Adjusted EBITDA reportable segments to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$63.5	$104.9	$48.8
Add:
Depreciation and amortization expense	142.8	142.5	133.9
Interest expense, net	27.3	32.0	42.5
Loss on extinguishment of debt	—	—	31.9
Income tax expense	34.3	16.8	18.3
Transaction costs(1)	0.9	1.5	—
Corporate and Other	32.4	29.9	28.7
Adjusted EBITDA reportable segments	$301.2	$327.6	$304.1
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2023, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report on our internal control over financial reporting, which is contained in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”), which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.
Item 11.Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.
Item 14.Principal Accountant Fees and Services
Our independent registered accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
The other information required to be disclosed by this item is incorporated herein by reference to our 2024 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2023.

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

10.1
Third Amended and Restated Credit Agreement, dated February 16, 2023 by and among SunCoke Energy, Inc., and certain subsidiaries of SunCoke Energy, Inc., as joint and several borrowers, the several lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference herein to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.2^
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 8, 2021 (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.3^
SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan, effective May 12, 2022 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2022, File No. 001-35243)

10.3.1^
Form of Stock Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.2^
Form of Cash Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.3^
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.4^
Form of Long-Term Cash Incentive Award Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.4^
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 14, 2018 (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.4.1^
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.4.2^
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.4.3^
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243)

10.5^
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

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

10.17†
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

95.1*	Mine Safety Disclosure (filed herewith)

97.1*	Incentive Compensation Recoupment Policy (filed herewith)

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Provided herewith.

^	Management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

SUNCOKE ENERGY, INC.

By:	/s/ Mark W. Marinko
Mark W. Marinko Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2024.

Signature	Title

/s/ Michael G. Rippey	Chief Executive Officer and Director (Principal Executive Officer )
Michael G. Rippey

/s/ Katherine T. Gates	President and Director
Katherine T. Gates

/s/ Mark W. Marinko	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark W. Marinko

/s/ Arthur F. Anton	Chairman of the Board
Arthur F. Anton

/s/ Martha Z. Carnes	Director
Martha Z. Carnes

/s/ Ralph M. Della Ratta, Jr.	Director
Ralph M. Della Ratta, Jr.

/s/ Susan R. Landahl	Director
Susan R. Landahl

/s/ Michael W. Lewis	Director
Michael W. Lewis

/s/ Andrei A. Mikhalevsky	Director
Andrei A. Mikhalevsky