Form 10-Q
period 2024-03-31
SunCoke Energy, Inc.
filed 2024-05-01
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2024, there were 84,075,484 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

SUNCOKE ENERGY, INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Such forward-looking statements are based on management’s beliefs, expectations and assumptions based upon information currently available, and include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities (including, among other things, continued expansion into the foundry coke market), the influence of competition, and the effects of future legislation or regulations. In addition, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing. Forward-looking statements are not guarantees of future performance, but are based upon the current knowledge, beliefs and expectations of SunCoke management, and upon assumptions by SunCoke concerning future conditions, any or all of which ultimately may prove to be inaccurate.
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$488.4	$487.8
Costs and operating expenses
Cost of products sold and operating expenses	402.2	402.0
Selling, general and administrative expenses	18.4	18.8
Depreciation and amortization expense	33.3	35.3
Total costs and operating expenses	453.9	456.1
Operating income	34.5	31.7
Interest expense, net	6.3	7.2
Income before income tax expense	28.2	24.5
Income tax expense	7.1	6.8
Net income	21.1	17.7
Less: Net income attributable to noncontrolling interests	1.1	1.4
Net income attributable to SunCoke Energy, Inc.	$20.0	$16.3
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.19
Weighted average number of common shares outstanding:
Basic	85.0	84.5
Diluted	85.3	84.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Net income	$21.1	$17.7
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	0.1	0.1
Currency translation adjustment	(0.2)	0.1
Comprehensive income	21.0	17.9
Less: Comprehensive income attributable to noncontrolling interests	1.1	1.4
Comprehensive income attributable to SunCoke Energy, Inc.	$19.9	$16.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$120.1	$140.1
Receivables, net	110.9	88.3
Inventories	188.2	182.6
Income tax receivable	—	1.4
Other current assets	12.2	4.4
Total current assets	431.4	416.8
Properties, plants and equipment (net of accumulated depreciation of $1,416.1 million and $1,383.6 million at March 31, 2024 and December 31, 2023, respectively)	1,169.4	1,191.1
Intangible assets, net	30.6	31.1
Deferred charges and other assets	21.9	21.4
Total assets	$1,653.3	$1,660.4
Liabilities and Equity
Accounts payable	$159.6	$172.1
Accrued liabilities	39.6	51.7
Interest payable	6.1	—
Income tax payable	4.5	—
Total current liabilities	209.8	223.8
Long-term debt	490.8	490.3
Accrual for black lung benefits	53.9	53.2
Retirement benefit liabilities	15.4	15.8
Deferred income taxes	190.8	190.4
Asset retirement obligations	14.4	14.1
Other deferred credits and liabilities	25.0	27.3
Total liabilities	1,000.1	1,014.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,479,966 and 99,161,446 shares at March 31, 2024 and December 31, 2023, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2024 and December 31, 2023	(184.0)	(184.0)
Additional paid-in capital	727.5	729.8
Accumulated other comprehensive loss	(12.9)	(12.8)
Retained earnings	91.4	80.2
Total SunCoke Energy, Inc. stockholders’ equity	623.0	614.2
Noncontrolling interest	30.2	31.3
Total equity	653.2	645.5
Total liabilities and equity	$1,653.3	$1,660.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$21.1	$17.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33.3	35.3
Deferred income tax expense	0.4	2.8
Share-based compensation expense	1.3	1.6
Changes in working capital pertaining to operating activities:
Receivables, net	(23.0)	23.3
Inventories	(5.6)	(59.0)
Accounts payable	(8.1)	22.2
Accrued liabilities	(12.0)	(15.3)
Interest payable	6.1	6.1
Income taxes	5.9	3.4
Other operating activities	(9.4)	(7.9)
Net cash provided by operating activities	10.0	30.2
Cash Flows from Investing Activities
Capital expenditures	(15.5)	(22.6)
Other investing activities	0.4	0.3
Net cash used in investing activities	(15.1)	(22.3)
Cash Flows from Financing Activities
Proceeds from revolving facility	11.0	139.0
Repayment of revolving facility	(11.0)	(139.0)
Repayment of financing obligation	—	(0.8)
Dividends paid	(9.0)	(6.7)
Cash distribution to noncontrolling interests	(2.2)	(3.7)
Other financing activities	(3.7)	(3.4)
Net cash used in financing activities	(14.9)	(14.6)
Net decrease in cash and cash equivalents	(20.0)	(6.7)
Cash and cash equivalents at beginning of period	140.1	90.0
Cash and cash equivalents at end of period	$120.1	$83.3
Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$0.5
Income taxes paid	$0.7	$0.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2024
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
Net income	—	—	—	—	—	—	20.0	20.0	1.1	21.1
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Share-based compensation	—	—	—	—	1.3	—	—	1.3	—	1.3
Share issuances, net of shares withheld for taxes	318,520	—	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Dividends	—	—	—	—	—	—	(8.8)	(8.8)	—	(8.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2.2)	(2.2)
At March 31, 2024	99,479,966	$1.0	15,404,482	$(184.0)	$727.5	$(12.9)	$91.4	$623.0	$30.2	$653.2
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
2. Inventories
The components of inventories were as follows:

	March 31, 2024	December 31, 2023

	(Dollars in millions)
Coal	$113.2	$107.7
Coke	15.5	17.4
Materials, supplies and other	59.5	57.5
Total inventories	$188.2	$182.6

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both March 31, 2024 and December 31, 2023, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		March 31, 2024			December 31, 2023
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	0	$6.7	$6.3	$0.4	$6.7	$6.2	$0.5
Permits	18	31.7	6.3	25.4	31.7	5.9	25.8
Other	26	1.6	0.2	1.4	1.6	0.2	1.4
Total		$40.0	$12.8	$27.2	$40.0	$12.3	$27.7
Total amortization expense for intangible assets subject to amortization was $0.5 million for both the three months ended March 31, 2024 and 2023, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Income before income tax expense	$28.2	$24.5
Income tax expense	7.1	6.8
Effective tax rate	25.2%	27.8%
Income taxes recorded during the three months ended March 31, 2024, and 2023 included immaterial discrete items.
The Company's effective tax rate was 25.2 percent and 27.8 percent for the three months ended March 31, 2024, and 2023, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during both periods presented reflect the impact of state taxes as well as compensation deduction limitations under Section 162(m) of the Internal Revenue Code. The three months ended March 31, 2024 also reflects the impact of a valuation allowance established for a portion of foreign tax credits projected for the current period as a result of tax legislation enacted in Brazil during the third quarter of 2023. The three months ended March 31, 2023 reflects the impact of foreign taxes as a result of regulations impacting foreign tax credit utilization published by the U.S. Treasury in 2022.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023

	(Dollars in millions)
Accrued benefits	$14.0	$26.8
Current portion of postretirement benefit obligation	2.3	2.3
Other taxes payable	12.5	10.4
Current portion of black lung liability	5.0	5.0
Accrued legal	0.7	0.5
Other	5.1	6.7
Total accrued liabilities	$39.6	$51.7

6. Debt
Total debt consisted of the following:

	March 31, 2024	December 31, 2023

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	—
Total borrowings	$500.0	$500.0
Debt issuance costs	(9.2)	(9.7)
Total debt	$490.8	$490.3
Revolving Facility
As of March 31, 2024, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $22.2 million, which do not reduce the Revolving Facility's available balance.
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
As of March 31, 2024, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
We adjust our liability each year based upon actuarial calculations of our expected future payments for these benefits. Our independent actuarial consultants calculate the present value of the estimated black lung liability annually in the fourth quarter, unless there are changes in facts and circumstances that could materially alter the amount of the liability, based on actuarial models utilizing our population of former coal miners, historical payout patterns of both the Company and the industry, expected claim filing patterns, expected claimant success rates, actuarial mortality rates, medical costs, death benefits, dependents, discount rates and the current federally mandated payout rates. The estimated liability may be impacted by future changes in the statutory mechanisms, modifications by court decisions and changes in filing patterns by claimants and their advisors, the impact of which cannot be estimated. Refer to Note 12 in our Annual Report on Form 10-K for the year ended December 31, 2023 for further detail on the valuation of our black lung benefit liability.
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
8. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2024, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the three months ended March 31, 2024, the Company issued 202,465 restricted stock units (“RSUs”) to certain employees, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $10.96 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated.
Performance Share Units
Performance share units (“PSUs”) were granted to certain employees to be settled in shares of the Company's common stock during the three months ended March 31, 2024, for which the service period will end on December 31, 2026, and will vest and become issuable during the first quarter of 2027. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	162,510	$11.51
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

Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2024 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2024, the Company issued 165,384 restricted stock units to certain employees to be settled in cash (“Cash RSUs”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2024 was $10.96 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.2 million at March 31, 2024 and $2.8 million at December 31, 2023.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.6 million during the three months ended March 31, 2024, for which the service period will end on December 31, 2026 and will vest and become payable during the first quarter of 2027. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at March 31, 2024 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and adjusted average pre-tax return on capital for the Company's coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $5.7 million at March 31, 2024 and $8.1 million at December 31, 2023.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2024	2023	March 31, 2024
	Compensation Expense(1)		Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)			(Years)
Equity Awards:
RSUs	$0.4	$0.3	$2.5	1.9
PSUs	0.9	1.3	1.4	2.2
Total equity awards	$1.3	$1.6
Liability Awards:
Cash RSUs	$0.5	$0.7	$3.0	1.9
Cash incentive award	1.0	1.3	2.8	2.2
Total liability awards	$1.5	$2.0
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2024	2023

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.0	84.5
Add: Effect of dilutive share-based compensation awards	0.3	0.4
Weighted-average number of shares-diluted	85.3	84.9
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023

	(Shares in millions)
Stock options	0.6	1.4
Total	0.6	1.4
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2024 and December 31, 2023 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2024 and December 31, 2023, the fair value of the Company’s total debt was estimated to be $450.9 million and $450.2 million, respectively, compared to a carrying amount of $500.0 million at both periods. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of March 31, 2024, our coke sales agreements have approximately 21.1 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately ten years.
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
Estimated take-or-pay revenue of approximately $28.2 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2024.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$446.7	$444.6
Energy	11.9	12.2
Logistics	20.3	20.9
Operating and licensing fees	8.3	7.9
Other	1.2	2.2
Sales and other operating revenue	$488.4	$487.8

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$317.3	$326.2
U.S. Steel	72.0	72.8
Other	99.1	88.8
Sales and other operating revenue	$488.4	$487.8
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
The following table includes Adjusted EBITDA reportable segments, as defined below, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$459.5	$458.8
Brazil Coke	8.3	7.9
Logistics	20.6	21.1
Logistics intersegment sales	5.9	6.2
Elimination of intersegment sales	(5.9)	(6.2)
Total sales and other operating revenues	$488.4	$487.8

Adjusted EBITDA reportable segments:
Domestic Coke	$61.4	$60.4
Brazil Coke	2.4	2.4
Logistics	13.0	13.5
Total Adjusted EBITDA reportable segments	$76.8	$76.3

Depreciation and amortization expense:
Domestic Coke	$29.9	$31.8
Brazil Coke	0.1	0.1
Logistics	3.2	3.3
Total reportable segments	$33.2	$35.2
Corporate and Other	0.1	0.1
Total depreciation and amortization expense	$33.3	$35.3

Capital expenditures:
Domestic Coke	$14.5	$20.9
Brazil Coke	—	0.1
Logistics	0.6	1.5
Total reportable segments	$15.1	$22.5
Corporate and Other	0.4	0.1
Total capital expenditures	$15.5	$22.6
The following table sets forth the Company's segment assets:

	March 31, 2024	December 31, 2023

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,408.3	$1,405.5
Brazil Coke	11.7	11.9
Logistics	159.0	158.4
Total reportable segments	$1,579.0	$1,575.8
Corporate and Other	74.3	84.6
Total assets	$1,653.3	$1,660.4
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$21.1	$17.7
Add:
Depreciation and amortization expense	33.3	35.3
Interest expense, net	6.3	7.2
Income tax expense	7.1	6.8
Transaction costs(1)	0.1	0.1
Corporate and Other	8.9	9.2
Adjusted EBITDA reportable segments	$76.8	$76.3
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Market Discussion
During the three months ended March 31, 2024, our domestic coke plants continued to operate at full capacity. Higher sales volumes on our long-term, take-or-pay agreements and non-contracted blast coke were driven by the timing of sales. Our long-term, take-or-pay Domestic Coke sales agreements, which largely consume our capacity, are not impacted by the fluctuations of global coke prices. Non-contracted blast coke, which is produced utilizing capacity in excess of that reserved for long-term, take-or-pay Domestic Coke sales agreements, is sold in the global market and can be impacted by fluctuations of global coke prices.
During the current year period, the suppression of European energy needs, driven by mild weather conditions, and the stabilization of the global thermal coal supply in the prior year continued to negatively impact export coal volumes through Convent Marine Terminal (“CMT”).

First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in millions)
Net income	$21.1	$17.7	$3.4
Net cash provided by operating activities	$10.0	$30.2	$(20.2)
Adjusted EBITDA(1)	$67.9	$67.1	$0.8
(1)See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Higher blast coke sales, primarily driven by timing of shipments, were the primary driver of strong operating results during the three months ended March 31, 2024. This increase was offset by unfavorable coal-to-coke yields on our long-term, take-or-pay agreements and lower transloading volumes at CMT. Operating cash flows during the current period primarily reflect an unfavorable year-over-year change in primary working capital. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments and Items Impacting Comparability
There were no recent developments that occurred, or unusual events that significantly impacted comparability to the prior year period during the three months ended March 31, 2024.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(Dollars in millions)
Revenues
Sales and other operating revenue	$488.4	$487.8	$0.6
Costs and operating expenses
Cost of products sold and operating expenses	402.2	402.0	0.2
Selling, general and administrative expenses	18.4	18.8	(0.4)
Depreciation and amortization expense	33.3	35.3	(2.0)
Total costs and operating expenses	453.9	456.1	(2.2)
Operating income	34.5	31.7	2.8
Interest expense, net	6.3	7.2	(0.9)
Income before income tax expense	28.2	24.5	3.7
Income tax expense	7.1	6.8	0.3
Net income	21.1	17.7	3.4
Less: Net income attributable to noncontrolling interests	1.1	1.4	(0.3)
Net income attributable to SunCoke Energy, Inc.	$20.0	$16.3	$3.7
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2024 compared to the same prior year period, primarily driven by higher volumes on our blast coke sales due to the timing of shipments, which was partially offset by the pass-through of lower coal prices in our Domestic Coke segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were reasonably consistent with the prior year period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2024 decreased as a result of the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Interest Expense, Net. Interest expense, net, benefited during the three months ended March 31, 2024 from lower average debt balances in the current year period and higher interest income of $0.4 million as compared to the same prior year period.
Income Tax Expense. Income tax expense during the three months ended March 31, 2024 primarily reflects the absence of foreign taxes of $0.8 million recognized in the prior year period, and the establishment of a valuation allowance in the current year period related to foreign tax credits resulting in expense of $0.5 million. See Note 4 to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$459.5	$458.8	$0.7
Brazil Coke	8.3	7.9	0.4
Logistics	20.6	21.1	(0.5)
Logistics intersegment sales	5.9	6.2	(0.3)
Elimination of intersegment sales	(5.9)	(6.2)	0.3
Total sales and other operating revenues	$488.4	$487.8	$0.6
Adjusted EBITDA:
Domestic Coke	$61.4	$60.4	$1.0
Brazil Coke	2.4	2.4	—
Logistics	13.0	13.5	(0.5)
Corporate and Other, net(1)	(8.9)	(9.2)	0.3
Total Adjusted EBITDA(2)	$67.9	$67.1	$0.8
Coke Operating Data:
Domestic Coke capacity utilization(3)	100%	100%	—%
Domestic Coke production volumes (thousands of tons)	1,000	994	6
Domestic Coke sales volumes (thousands of tons)	996	950	46
Domestic Coke Adjusted EBITDA per ton(4)	$61.65	$63.58	$(1.93)
Brazilian Coke production—operated facility (thousands of tons)	371	398	(27)
Logistics Operating Data:
Tons handled (thousands of tons)	5,453	5,309	144
(1)Corporate and Other, net is not a reportable segment.
(2)See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
(3)The production of foundry coke tons does not replace blast furnace coke tons on a ton for ton basis, as foundry coke requires longer coking time. The Domestic Coke capacity utilization is calculated assuming a single ton of foundry coke replaces approximately two tons of blast furnace coke.
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2024 vs. 2023
	Sales and other operating revenue	Adjusted EBITDA
	(Dollars in millions)
Prior year period	$458.8	$60.4
Volume(1)	19.8	2.9
Price(2)	(17.9)	1.7
Operating and maintenance costs(3)	N/A	(2.6)
Energy and other	(1.2)	(1.0)
Current year period	$459.5	$61.4
(1)Volumes during the three months ended March 31, 2024 increased due to the timing of shipments of our blast coke sales.
(2)Sales and other operating revenue decreased primarily as a result of the pass-through of lower coal prices on our long-term, take-or-pay agreements and lower sales pricing on our non-contracted blast coke sales. Adjusted EBITDA was also negatively impacted by the lower sales pricing on our non-contracted blast coke sales, as well as lower coal-to coke yields on our long-term, take-or-pay agreements. These decreases to Adjusted EBITDA were more than offset by the impact of lower coal prices on our non-contracted blast coke sales.
(3)Operating and maintenance costs increased as a result of timing of planned maintenance outages.
Logistics
During the three months ended March 31, 2024, sales and other operating revenues, exclusive of intersegment sales, were $20.6 million, compared to $21.1 million, in the corresponding prior year period. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three months ended March 31, 2024 was $13.0 million, compared to $13.5 million in the corresponding prior year period. The decreases in Logistics results as compared to the same prior year period primarily reflect lower transloading volumes at CMT and lower ancillary revenue, partially offset by higher transloading pricing.
Brazil
During the three months ended March 31, 2024, sales and other operating revenue and Adjusted EBITDA were $8.3 million and $2.4 million, respectively, which was reasonably consistent with the prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $8.9 million for the three months ended March 31, 2024, which was reasonably consistent with $9.2 million in the corresponding prior year period.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$21.1	$17.7
Add:
Depreciation and amortization expense	33.3	35.3
Interest expense, net	6.3	7.2
Income tax expense	7.1	6.8
Transaction costs(1)	0.1	0.1
Adjusted EBITDA	$67.9	$67.1
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of March 31, 2024, we had $120.1 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Net cash provided by operating activities	$10.0	$30.2
Net cash used in investing activities	(15.1)	(22.3)
Net cash used in financing activities	(14.9)	(14.6)
Net decrease in cash and cash equivalents	$(20.0)	$(6.7)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $20.2 million to $10.0 million for the three months ended March 31, 2024 as compared to the corresponding prior year period. The decrease primarily reflects an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of shipments as compared to the prior year period and the impact of changes in coal pricing, partially offset by the timing of coal purchases.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.1 million and $22.3 million for the three months ended March 31, 2024 and 2023, respectively. Both periods primarily reflect ongoing capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities increased $0.3 million to $14.9 million for the three months ended March 31, 2024 as compared to the corresponding prior year period. This increase in net cash used in financing activities was primarily driven by an increase in dividends paid of $2.3 million as compared to the prior year period, as a result of an increase to the dividend per share amount, which was partially offset by lower cash distributions made to noncontrolling interests of $1.5 million.
Dividends
On February 1, 2024, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend was paid on March 1, 2024, to stockholders of record on February 15, 2024.
Additionally, on May 1, 2024, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend will be paid on June 3, 2024, to stockholders of record on May 15, 2024.
Covenants
As of March 31, 2024, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Three Months Ended March 31,
	2024	2023

	(Dollars in millions)
Ongoing capital	$14.5	$21.7
Expansion capital	1.0	0.9
Total capital expenditures(1)	$15.5	$22.6
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended March 31, 2024. Please refer to our Annual Report on Form 10-K filed for the year ended December 31, 2023 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to SunCoke Energy that have been adopted during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2024.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2024, $96.3 million remains available under the authorized repurchase program.
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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the Securities and Exchange Commission on May 1, 2024, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	May 1, 2024	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (Duly Authorized Officer) (Principal Financial and Accounting Officer)