Form 10-Q
period 2024-06-30
SunCoke Energy, Inc.
filed 2024-07-31
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35243
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2024, there were 84,092,327 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q should not be construed by you to be exhaustive and speak only as of the date of this report. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$470.9	$534.4	$959.3	$1,022.2
Costs and operating expenses
Cost of products sold and operating expenses	389.7	443.1	791.9	845.1
Selling, general and administrative expenses	17.8	17.4	36.2	36.2
Depreciation and amortization expense	28.7	36.4	62.0	71.7
Total costs and operating expenses	436.2	496.9	890.1	953.0
Operating income	34.7	37.5	69.2	69.2
Interest expense, net	5.8	7.2	12.1	14.4
Income before income tax expense	28.9	30.3	57.1	54.8
Income tax expense	5.6	8.3	12.7	15.1
Net income	23.3	22.0	44.4	39.7
Less: Net income attributable to noncontrolling interests	1.8	1.6	2.9	3.0
Net income attributable to SunCoke Energy, Inc.	$21.5	$20.4	$41.5	$36.7
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.25	$0.24	$0.49	$0.43
Diluted	$0.25	$0.24	$0.49	$0.43
Weighted average number of common shares outstanding:
Basic	85.1	84.7	85.0	84.6
Diluted	85.3	84.9	85.3	84.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Net income	$23.3	$22.0	$44.4	$39.7
Other comprehensive income (loss):
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	0.1	0.1
Currency translation adjustment	(0.7)	0.4	(0.9)	0.5
Comprehensive income	22.6	22.4	43.6	40.3
Less: Comprehensive income attributable to noncontrolling interests	1.8	1.6	2.9	3.0
Comprehensive income attributable to SunCoke Energy, Inc.	$20.8	$20.8	$40.7	$37.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$81.9	$140.1
Receivables, net	146.1	88.3
Inventories	208.3	182.6
Income tax receivable	—	1.4
Other current assets	11.5	4.4
Total current assets	447.8	416.8
Properties, plants and equipment (net of accumulated depreciation of $1,442.9 million and $1,383.6 million at June 30, 2024 and December 31, 2023, respectively)	1,159.7	1,191.1
Intangible assets, net	30.1	31.1
Deferred charges and other assets	19.9	21.4
Total assets	$1,657.5	$1,660.4
Liabilities and Equity
Accounts payable	$154.0	$172.1
Accrued liabilities	46.5	51.7
Income tax payable	1.5	—
Total current liabilities	202.0	223.8
Long-term debt	491.3	490.3
Accrual for black lung benefits	54.7	53.2
Retirement benefit liabilities	15.0	15.8
Deferred income taxes	189.8	190.4
Asset retirement obligations	14.6	14.1
Other deferred credits and liabilities	23.4	27.3
Total liabilities	990.8	1,014.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,496,809 and 99,161,446 shares at June 30, 2024 and December 31, 2023, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both June 30, 2024 and December 31, 2023	(184.0)	(184.0)
Additional paid-in capital	729.2	729.8
Accumulated other comprehensive loss	(13.6)	(12.8)
Retained earnings	104.3	80.2
Total SunCoke Energy, Inc. stockholders’ equity	636.9	614.2
Noncontrolling interest	29.8	31.3
Total equity	666.7	645.5
Total liabilities and equity	$1,657.5	$1,660.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$44.4	$39.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62.0	71.7
Deferred income tax (benefit) expense	(0.6)	6.1
Share-based compensation expense	3.0	3.2
Changes in working capital pertaining to operating activities:
Receivables, net	(57.4)	7.6
Inventories	(25.6)	(25.2)
Accounts payable	(14.7)	15.1
Accrued liabilities	(5.1)	(17.4)
Income taxes	2.9	0.9
Other operating activities	(8.2)	(2.8)
Net cash provided by operating activities	0.7	98.9
Cash Flows from Investing Activities
Capital expenditures	(33.0)	(50.4)
Other investing activities	(0.4)	0.4
Net cash used in investing activities	(33.4)	(50.0)
Cash Flows from Financing Activities
Proceeds from revolving facility	11.0	222.0
Repayment of revolving facility	(11.0)	(257.0)
Repayment of financing obligation	—	(1.7)
Dividends paid	(17.4)	(13.9)
Cash distribution to noncontrolling interests	(4.4)	(6.7)
Other financing activities	(3.7)	(3.4)
Net cash used in financing activities	(25.5)	(60.7)
Net decrease in cash and cash equivalents	(58.2)	(11.8)
Cash and cash equivalents at beginning of period	140.1	90.0
Cash and cash equivalents at end of period	$81.9	$78.2
Supplemental Disclosure of Cash Flow Information
Interest paid	$12.2	$13.3
Income taxes paid	$10.4	$8.0
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended June 30, 2024
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At March 31, 2024	99,479,966	$1.0	15,404,482	$(184.0)	$727.5	$(12.9)	$91.4	$623.0	$30.2	$653.2
Net income	—	—	—	—	—	—	21.5	21.5	1.8	23.3
Currency translation adjustment	—	—	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Share-based compensation	—	—	—	—	1.7	—	—	1.7	—	1.7
Share issuances, net of shares withheld for taxes	16,843	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(8.6)	(8.6)	—	(8.6)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2.2)	(2.2)
At June 30, 2024	99,496,809	$1.0	15,404,482	$(184.0)	$729.2	$(13.6)	$104.3	$636.9	$29.8	$666.7
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
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2024
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
Net income	—	—	—	—	—	—	41.5	41.5	2.9	44.4
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation	—	—	—	—	3.0	—	—	3.0	—	3.0
Share issuances, net of shares withheld for taxes	335,363	—	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Dividends	—	—	—	—	—	—	(17.4)	(17.4)	—	(17.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4.4)	(4.4)
At June 30, 2024	99,496,809	$1.0	15,404,482	$(184.0)	$729.2	$(13.6)	$104.3	$636.9	$29.8	$666.7
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2024 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
2. Inventories
The components of inventories were as follows:

	June 30, 2024	December 31, 2023

	(Dollars in millions)
Coal	$131.4	$107.7
Coke	17.0	17.4
Materials, supplies and other	59.9	57.5
Total inventories	$208.3	$182.6

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both June 30, 2024 and December 31, 2023, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		June 30, 2024			December 31, 2023
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	0	$6.7	$6.5	$0.2	$6.7	$6.2	$0.5
Permits	18	31.7	6.6	25.1	31.7	5.9	25.8
Other	26	1.6	0.2	1.4	1.6	0.2	1.4
Total		$40.0	$13.3	$26.7	$40.0	$12.3	$27.7
Total amortization expense for intangible assets subject to amortization was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Income before income tax expense	$28.9	$30.3	$57.1	$54.8
Income tax expense	5.6	8.3	12.7	15.1
Effective tax rate	19.4%	27.4%	22.2%	27.6%
Income taxes recorded for the three and six months ended June 30, 2024 reflect discrete items recorded. During the three months ended June 30, 2024, the Company released a valuation allowance established on the deferred tax assets attributable to existing state net operating losses (“NOLs”) carryforwards, resulting in a deferred tax benefit of $2.2 million. The release of the aforementioned valuation allowance was a result of tax planning conducted by the Company, as the state NOLs carried forward from prior years are now expected to be utilized. Income tax expense also reflects the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in income tax expense of $1.9 million for the three months ended June 30, 2024. Income taxes recorded during the three and six months ended June 30, 2023 included immaterial discrete items.
Before the impact of discrete items described above, the Company's effective tax rate was 20.5 percent and 22.7 percent for the three and six months ended June 30, 2024, respectively, and 27.4 percent and 27.6 percent for the three and six months ended June 30, 2023, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes, earnings attributable to its noncontrolling ownership interests in a partnership and compensation deduction limitations under Section 162(m) of the Internal Revenue Code. The three and six months ended June 30, 2024 also reflects the impact of a valuation allowance established for a portion of foreign tax credits projected for the current period as a result of tax legislation enacted in Brazil during the third quarter of 2023 as well as a valuation allowance released for a portion of state NOLs’ utilization projected for the current period as a result of tax planning. The three and six months ended June 30, 2023 reflects the impact of foreign taxes as a result of regulations impacting foreign tax credit utilization published by the U.S. Treasury in 2022.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023

	(Dollars in millions)
Accrued benefits	$18.4	$26.8
Current portion of postretirement benefit obligation	2.3	2.3
Other taxes payable	12.6	10.4
Current portion of black lung liability	5.0	5.0
Lease liabilities	2.5	2.5
Other	5.7	4.7
Total accrued liabilities	$46.5	$51.7
6. Debt
Total debt consisted of the following:

	June 30, 2024	December 31, 2023

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	—
Total borrowings	$500.0	$500.0
Debt issuance costs	(8.7)	(9.7)
Total debt	$491.3	$490.3
Revolving Facility
As of June 30, 2024, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $22.2 million, which do not reduce the Revolving Facility's available balance.
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
As of June 30, 2024, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
8. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2024, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the six months ended June 30, 2024, the Company issued 268,565 restricted stock units (“RSU”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $10.86 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.

Performance Share Units
Performance share units (“PSU”) were granted to certain employees to be settled in shares of the Company's common stock during the six months ended June 30, 2024, for which the service period will end on December 31, 2026, and will vest and become issuable during the first quarter of 2027. The service period for certain retiree eligible participants is accelerated. The Company granted the following PSUs:

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
Each PSU award may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2024 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2024, the Company issued 165,384 restricted stock units to certain employees to be settled in cash (“Cash RSU”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2024 was $10.96 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.5 million at June 30, 2024 and $2.8 million at December 31, 2023.
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
The Company issued awards with an aggregate grant date fair value of approximately $2.6 million during the six months ended June 30, 2024, for which the service period will end on December 31, 2026 and will vest and become payable during the first quarter of 2027. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at June 30, 2024 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $6.0 million at June 30, 2024 and $8.1 million at December 31, 2023.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	June 30, 2024

	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)					(Years)
Equity Awards:
RSUs	$1.4	$1.1	$1.8	$1.4	$1.8	2.1
PSUs	0.1	0.2	1.1	1.5	1.2	2.1
Total equity awards	$1.5	$1.3	$2.9	$2.9
Liability Awards:
Cash RSUs	$0.3	$0.3	$0.8	$1.0	$2.1	1.7
Cash incentive award	0.4	0.4	1.3	1.7	2.3	2.0
Total liability awards	$0.7	$0.7	$2.1	$2.7
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million and $0.3 million of share based compensation to the Company's Board of Directors during the six months ended June 30, 2024 and 2023, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.1	84.7	85.0	84.6
Add: Effect of dilutive share-based compensation awards	0.2	0.2	0.3	0.3
Weighted-average number of shares-diluted	85.3	84.9	85.3	84.9
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Shares in millions)
Stock options	0.5	1.2	0.6	1.3
Restricted stock units	—	0.1	—	—
Performance share units	0.1	—	0.1	—
Total	0.6	1.3	0.7	1.3

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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at June 30, 2024 and December 31, 2023 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2024 and December 31, 2023, the fair value of the Company’s total debt was estimated to be $451.9 million and $450.2 million, respectively, compared to a carrying amount of $500.0 million at both periods. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of June 30, 2024, our coke sales agreements have approximately 20.2 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately nine years.
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
Estimated take-or-pay revenue of approximately $20.3 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of June 30, 2024.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$429.3	$492.6	$876.0	$937.2
Energy	11.5	11.8	23.4	24.0
Logistics	19.8	19.3	40.1	40.2
Operating and licensing fees	9.1	8.8	17.4	16.7
Other	1.2	1.9	2.4	4.1
Sales and other operating revenue	$470.9	$534.4	$959.3	$1,022.2
The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$286.9	$335.9	$604.2	$662.1
U.S. Steel	70.1	78.4	142.1	151.2
Other	113.9	120.1	213.0	208.9
Sales and other operating revenue	$470.9	$534.4	$959.3	$1,022.2
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which is not a reportable segment, but which also includes activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment.

The following table includes Adjusted EBITDA reportable segments, as defined below, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Domestic Coke	$441.6	$505.9	$901.1	$964.7
Brazil Coke	9.1	8.8	17.4	16.7
Logistics	20.2	19.7	40.8	40.8
Logistics intersegment sales	5.9	5.1	11.8	11.3
Elimination of intersegment sales	(5.9)	(5.1)	(11.8)	(11.3)
Total sales and other operating revenues	$470.9	$534.4	$959.3	$1,022.2

Adjusted EBITDA reportable segments:
Domestic Coke	$57.9	$68.2	$119.3	$128.6
Brazil Coke	2.5	2.3	4.9	4.7
Logistics	12.2	11.7	25.2	25.2
Total Adjusted EBITDA reportable segments	$72.6	$82.2	$149.4	$158.5

Depreciation and amortization expense:
Domestic Coke	$25.4	$33.2	$55.3	$65.0
Brazil Coke	—	—	0.1	0.1
Logistics	3.1	3.2	6.3	6.5
Total reportable segments	$28.5	$36.4	$61.7	$71.6
Corporate and Other	0.2	—	0.3	0.1
Total depreciation and amortization expense	$28.7	$36.4	$62.0	$71.7

Capital expenditures:
Domestic Coke	$16.5	$27.3	$31.0	$48.2
Brazil Coke	—	0.1	—	0.2
Logistics	1.0	0.4	1.6	1.9
Total reportable segments	$17.5	$27.8	$32.6	$50.3
Corporate and Other	—	—	0.4	0.1
Total capital expenditures	$17.5	$27.8	$33.0	$50.4
The following table sets forth the Company's segment assets:

	June 30, 2024	December 31, 2023

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,395.4	$1,405.5
Brazil Coke	10.2	11.9
Logistics	156.4	158.4
Total reportable segments	$1,562.0	$1,575.8
Corporate and Other	95.5	84.6
Total assets	$1,657.5	$1,660.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Net income	$23.3	$22.0	$44.4	$39.7
Add:
Depreciation and amortization expense	28.7	36.4	62.0	71.7
Interest expense, net	5.8	7.2	12.1	14.4
Income tax expense	5.6	8.3	12.7	15.1
Transaction costs(1)	0.1	0.1	0.2	0.2
Corporate and Other	9.1	8.2	18.0	17.4
Adjusted EBITDA reportable segments	$72.6	$82.2	$149.4	$158.5
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Market Discussion
During the first half of 2024, our domestic coke plants continued to operate at full capacity. Our long-term, take-or-pay Domestic Coke sales agreements, which largely consume our capacity, are not impacted by the fluctuations of global coke prices. Non-contracted blast coke, which is produced utilizing capacity in excess of that reserved for long-term, take-or-pay Domestic Coke sales agreements, is sold in the global market and can be impacted by fluctuations of global coke prices.
Our Convent Marine Terminal (“CMT”) serves certain customers impacted by seaborne export market dynamics. Volumes through CMT are primarily impacted by fluctuations in both European energy needs and benchmark pricing for coal delivery into Europe, which can be impacted by weather conditions, natural gas prices, and global thermal coal supply. Our Kanawha River Terminal (“KRT”) serves two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.

Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023

	(Dollars in millions)
Net income	$23.3	$22.0	$1.3	$44.4	$39.7	$4.7
Net cash provided by operating activities	$0.7	$68.7	$(68.0)	$0.7	$98.9	$(98.2)
Adjusted EBITDA(1)	$63.5	$74.0	$(10.5)	$131.4	$141.1	$(9.7)
(1)See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the first half of 2024 primarily reflect unfavorable coal-to-coke yields on our long-term, take-or-pay agreements and lower blast coke sales volumes. Net income benefited primarily from lower depreciation expense, lower income tax expense and lower net interest expense. Operating cash flows during the current period primarily reflect an unfavorable year-over-year change in primary working capital, primarily due to timing of customer payments. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments and Items Impacting Comparability
There were no recent developments that occurred, or unusual events that significantly impacted comparability to the prior year periods during the three and six months ended June 30, 2024.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023

	(Dollars in millions)
Revenues
Sales and other operating revenue	$470.9	$534.4	$(63.5)	$959.3	$1,022.2	$(62.9)
Costs and operating expenses
Cost of products sold and operating expenses	389.7	443.1	(53.4)	791.9	845.1	(53.2)
Selling, general and administrative expenses	17.8	17.4	0.4	36.2	36.2	—
Depreciation and amortization expense	28.7	36.4	(7.7)	62.0	71.7	(9.7)
Total costs and operating expenses	436.2	496.9	(60.7)	890.1	953.0	(62.9)
Operating income	34.7	37.5	(2.8)	69.2	69.2	—
Interest expense, net	5.8	7.2	(1.4)	12.1	14.4	(2.3)
Income before income tax expense	28.9	30.3	(1.4)	57.1	54.8	2.3
Income tax expense	5.6	8.3	(2.7)	12.7	15.1	(2.4)
Net income	23.3	22.0	1.3	44.4	39.7	4.7
Less: Net income attributable to noncontrolling interests	1.8	1.6	0.2	2.9	3.0	(0.1)
Net income attributable to SunCoke Energy, Inc.	$21.5	$20.4	$1.1	$41.5	$36.7	$4.8
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three and six months ended June 30, 2024 compared to the same prior year periods, primarily driven by the pass-through of lower coal prices on our long-term, take-or-pay agreements and lower blast coke sales volumes.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and six months ended June 30, 2024 were reasonably consistent with the same prior year periods.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three and six months ended June 30, 2024 decreased as a result of the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Interest Expense, Net. Interest expense, net, benefited during the three and six months ended June 30, 2024 from lower average debt balances in the current year periods and higher interest income of $0.9 million and $1.2 million, respectively, as compared to the same prior year periods.
Income Tax Expense. Income tax expense during the three and six months ended June 30, 2024 benefited from the release of valuation allowances established on deferred tax assets related to state net operating loss carryforwards, partially offset by the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates. See Note 4 to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023		2024	2023

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$441.6	$505.9	$(64.3)	$901.1	$964.7	$(63.6)
Brazil Coke	9.1	8.8	0.3	17.4	16.7	0.7
Logistics	20.2	19.7	0.5	40.8	40.8	—
Logistics intersegment sales	5.9	5.1	0.8	11.8	11.3	0.5
Elimination of intersegment sales	(5.9)	(5.1)	(0.8)	(11.8)	(11.3)	(0.5)
Total sales and other operating revenues	$470.9	$534.4	$(63.5)	$959.3	$1,022.2	$(62.9)
Adjusted EBITDA:
Domestic Coke	$57.9	$68.2	$(10.3)	$119.3	$128.6	$(9.3)
Brazil Coke	2.5	2.3	0.2	4.9	4.7	0.2
Logistics	12.2	11.7	0.5	25.2	25.2	—
Corporate and Other, net(1)	(9.1)	(8.2)	(0.9)	(18.0)	(17.4)	(0.6)
Total Adjusted EBITDA(2)	$63.5	$74.0	$(10.5)	$131.4	$141.1	$(9.7)
Coke Operating Data:
Domestic Coke capacity utilization(3)	99%	100%	(1)%	99%	100%	(1)%
Domestic Coke production volumes (thousands of tons)	978	998	(20)	1,978	1,992	(14)
Domestic Coke sales volumes (thousands of tons)	973	1,043	(70)	1,969	1,993	(24)
Domestic Coke Adjusted EBITDA per ton(4)	$59.51	$65.39	$(5.88)	$60.59	$64.53	$(3.94)
Brazilian Coke production—operated facility (thousands of tons)	397	396	1	768	794	(26)
Logistics Operating Data:
Tons handled (thousands of tons)	5,982	5,191	791	11,435	10,500	935
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended June 30, 2024 vs. 2023		Six Months Ended June 30, 2024 vs. 2023
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$505.9	$68.2	$964.7	$128.6
Volume(1)	(32.5)	(7.0)	(9.9)	(1.8)
Price(2)	(30.9)	(1.7)	(51.6)	(2.3)
Operating and maintenance costs(3)	N/A	(0.2)	N/A	(2.8)
Energy and other(4)	(0.9)	(1.4)	(2.1)	(2.4)
Current year period	$441.6	$57.9	$901.1	$119.3
(1)Volumes during the three months ended June 30, 2024 decreased due to the timing of shipments of our blast coke sales. Volumes during the three and six months ended June 30, 2024 were also negatively impacted by lower coal-to-coke yields.
(2)Sales and other operating revenue during the three and six months ended June 30, 2024 decreased primarily as a result of the pass-through of lower coal prices on our long-term, take-or-pay agreements. Adjusted EBITDA during the three and six months ended June 30, 2024 was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements. Additionally, Adjusted EBITDA during the six months ended June 30, 2024 was negatively impacted by the lower sales pricing on our non-contracted blast coke sales, which was partially offset by the impact of lower coal prices on our non-contracted blast coke sales.
(3)Operating and maintenance costs during the three and six months ended June 30, 2024 increased as a result of timing of planned maintenance outages.
(4)Energy and other during the three and six months ended June 30, 2024 decreased primarily due to unfavorable energy pricing.
Logistics
During the three and six months ended June 30, 2024, sales and other operating revenues, exclusive of intersegment sales, were $20.2 million and $40.8 million, respectively, compared to $19.7 million and $40.8 million, respectively, in the corresponding prior year periods. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three and six months ended June 30, 2024 was $12.2 million and $25.2 million, respectively, compared to $11.7 million and $25.2 million, respectively, in the corresponding prior year periods. Logistics results during the three and six months ended June 30, 2024, as compared to the same prior year periods reflect higher transloading volumes, partially offset by lower transloading pricing.
Brazil
During the three and six months ended June 30, 2024, sales and other operating revenue were $9.1 million and $17.4 million, respectively, which was reasonably consistent with the prior year periods. Adjusted EBITDA during three and six months ended June 30, 2024 was $2.5 million and $4.9 million, respectively, which was reasonably consistent with the same prior year periods.
Corporate and Other
Corporate and Other Adjusted EBITDA was a loss of $9.1 million and $18.0 million, respectively, for the three and six months ended June 30, 2024, which was reasonably consistent with the same prior year periods.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in millions)
Net income	$23.3	$22.0	$44.4	$39.7
Add:
Depreciation and amortization expense	28.7	36.4	62.0	71.7
Interest expense, net	5.8	7.2	12.1	14.4
Income tax expense	5.6	8.3	12.7	15.1
Transaction costs(1)	0.1	0.1	0.2	0.2
Adjusted EBITDA	$63.5	$74.0	$131.4	$141.1
(1)Costs incurred as part of the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of June 30, 2024, we had $81.9 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(Dollars in millions)
Net cash provided by operating activities	$0.7	$98.9
Net cash used in investing activities	(33.4)	(50.0)
Net cash used in financing activities	(25.5)	(60.7)
Net decrease in cash and cash equivalents	$(58.2)	$(11.8)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $98.2 million to $0.7 million for the six months ended June 30, 2024 as compared to the corresponding prior year period. The decrease primarily reflects an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of customer payments and the timing of coal purchases.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $16.6 million to $33.4 million for the six months ended June 30, 2024 as compared to the corresponding prior year period. The decrease was primarily driven by the absence of capital spending in connection with both an oven rebuild project and the foundry expansion project in the current year period. Additionally, the timing of payments related to ongoing capital expenditures further contributed to the decrease in the current year as compared to the same prior year period. Refer to Capital Requirements and Expenditures below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities decreased by $35.2 million to $25.5 million for the six months ended June 30, 2024 as compared to the corresponding prior year period. The decrease in net cash used in financing activities was primarily driven by lower net repayments of $35.0 million on the Revolving Facility, lower cash distributions made to noncontrolling interests of $2.3 million as well as the absence of repayments on financing obligations of $1.7 million in the current year period. These decreases were offset by an increase to dividends paid of $3.5 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount.
Dividends
On May 1, 2024, SunCoke's Board of Directors declared a cash dividend of $0.10 per share of the Company's common stock. This dividend was paid on June 3, 2024, to stockholders of record on May 15, 2024.
Additionally, on July 31, 2024, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on September 3, 2024, to stockholders of record on August 15, 2024.
Covenants
As of June 30, 2024, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
Capital Requirements and Expenditures
Our operations are capital intensive, requiring significant investment to upgrade or enhance existing operations and to meet environmental and operational regulations. The level of future capital expenditures will depend on various factors, including market conditions, regulatory requirements and customer requirements, and may differ from current or anticipated levels. Material changes in capital expenditure levels may impact financial results, including but not limited to the amount of depreciation, interest expense and repair and maintenance expense.
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
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to grow our business through new markets or enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return; and
•Environmental remediation project expenditures required to implement design changes to ensure that our existing facilities operate in accordance with existing environmental permits or changing regulations.
The following table summarizes our capital expenditures:

	Six Months Ended June 30,
	2024	2023

	(Dollars in millions)
Ongoing capital	$30.4	$45.3
Expansion capital	2.6	5.1
Total capital expenditures(1)	$33.0	$50.4
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the six months ended June 30, 2024. Please refer to our Annual Report on Form 10-K filed for the year ended December 31, 2023 for a summary of these policies.
Recent Accounting Standards
There have been no new accounting standards material to the Company that have been adopted during the six months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2024.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of June 30, 2024, $96.3 million remains available under the authorized repurchase program.
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
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference herein to Exhibit 3.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

3.2	Amended and Restated Bylaws of SunCoke Energy, Inc., effective as of February 23, 2023 (incorporated by reference herein to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.1*	Advisory Agreement, dated as of May 16, 2024, by and between SunCoke Energy, Inc. and Michael G. Rippey

22.1*	List of Issuers and Guarantor Subsidiaries

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, filed with the Securities and Exchange Commission on July 31, 2024, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	July 31, 2024	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (Duly Authorized Officer) (Principal Financial and Accounting Officer)