Form 10-K
period 2024-12-31
SunCoke Energy, Inc.
filed 2025-02-21
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity on June 28, 2024 held by non-affiliates of SunCoke Energy, Inc. was approximately $817,532,827, based upon the closing price on the New York Stock Exchange for such common equity on June 28, 2024.
The number of shares of common stock outstanding as of February 14, 2025 was 84,351,938.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SunCoke Energy, Inc. 2025 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNCOKE ENERGY, INC.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Annual Report on Form 10-K, including, among others, in the sections entitled “Business,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Such forward-looking statements are based on management’s beliefs, expectations and assumptions based upon information currently available, and include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities (including, among other things, continued expansion into the foundry coke market), the influence of competition, and the effects of future legislation or regulations. In addition, statements in this Annual Report on Form 10-K concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing. Forward-looking statements are not guarantees of future performance, but are based upon the current knowledge, beliefs and expectations of SunCoke management, and upon assumptions by SunCoke concerning future conditions, any or all of which ultimately may prove to be inaccurate.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K should not be construed by you to be exhaustive and speak only as of the date of this report. We do not have any intention or obligation to update any forward-looking statement (or its associated cautionary language), whether as a result of new information or future events, after the date of this Annual Report on Form 10-K, except as required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
•the effect of restrictive trade regulations on our major customers, business partners and/or suppliers;
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
We believe our advanced heat recovery cokemaking process has numerous advantages over by-product cokemaking, including producing higher quality coke, using waste heat to generate derivative energy for resale, and reducing the environmental footprint. The Clean Air Act Amendments of 1990 specifically directed the U.S. Environmental Protection Agency (“EPA”) to evaluate our heat recovery coke oven technology as a basis for establishing Maximum Achievable Control Technology (“MACT”) standards for new cokemaking facilities. In addition, each of the four cokemaking facilities that we have built since 1990 has either met or exceeded the applicable Best Available Control Technology (“BACT”), or Lowest Achievable Emission Rate (“LAER”) standards, as applicable, set forth by the EPA for cokemaking facilities. We have constructed the only greenfield cokemaking facilities in the U.S. in over 35 years and are the only North American coke producer that utilizes heat recovery technology in the cokemaking process.

The following table sets forth information about our cokemaking facilities:

Facility	Location	Year of Start Up	Use of Waste Heat	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Customer(3)	Contract Expiration	Contract Volume (thousands of tons)
Owned and Operated:
Middletown(2)	Middletown, Ohio	2011	Power generation	100	550	Cliffs Steel	December 2032	Capacity
Haverhill II	Franklin Furnace, Ohio	2008	Power generation	100	550	Cliffs Steel	June 2025	Capacity(4)
Granite City	Granite City, Illinois	2009	Steam for power generation	120	650	U.S. Steel	June 2025	Capacity(5)
Indiana Harbor	East Chicago, Indiana	1998	Heat for power generation	268	1,220	Cliffs Steel	September 2035	Capacity
Jewell	Vansant, Virginia	1962	Partially used for coal drying	142	720	Cliffs Steel/ Algoma Steel(6)	December 2025/ December 2026	400 / 165
Haverhill I	Franklin Furnace, Ohio	2005	Process steam	100	550
Total				830	4,240
Operated:
Vitória	Vitória, Brazil	2007	Steam for power generation	320	1,700	ArcelorMittal Brazil	January 2028	Capacity
Total				1,150	5,940
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
(4)Non-contracted blast coke produced utilizing capacity in excess of that reserved for the long-term, take-or-pay agreement is sold into the export and North American spot coke markets.
(5)In October 2024, the Granite City long-term, take-or-pay agreement with U.S. Steel was extended through June 30, 2025, with an option for U.S. Steel to extend for an additional six months. Under the terms of the extension, Granite City will operate at a turn-down capacity, supplying 295 thousand tons of coke to U.S. Steel during the initial six-month term. See further discussion in “Management's Discussion and Analysis Financial Condition and Results of Operations.”
(6)Under the long-term, take-or-pay agreement with Cliffs Steel, Jewell and Haverhill I supply a combined 400 thousand tons annually through 2025. Additionally, the long-term, take-or-pay agreement between Haverhill I and Algoma Steel provides for coke supply to shift to Jewell. Non-contracted blast coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements at Jewell and Haverhill I is generally sold into the foundry, export and North American spot coke markets.
Blast Furnace Coke
Our blast furnace coke sales are primarily made pursuant to long-term, take-or-pay agreements with the customers noted in the table above. These agreements require us to produce the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As a result, our ability to produce the contracted coke volume is a key determinant of our profitability. Our domestic capacity is largely consumed by these long-term agreements, which do not have exposure to the fluctuations in domestic and global spot prices for blast furnace coke.

Our long-term, take-or-pay coke sales agreements contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of our long-term, take-or-pay coke sales agreements, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our long-term, take-or-pay coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
Coke prices in our long-term, take-or-pay agreements also include both an operating cost component and a fixed fee component. During 2024, operating costs under four of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all of our domestic cokemaking facilities. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
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
We believe we are well-positioned to compete with other coke producers. In recent years, our Domestic Coke segment has accounted for approximately 38 percent of the U.S. blast furnace coke market capacity. We are the only coke producer who has built new cokemaking facilities in the U.S. in over 30 years, which will allow us to absorb additional market share from aging by-product coke batteries owned by other coke producers. Additionally, our facilities and ovens were constructed using proven, industry-leading technology with many proprietary features allowing us to produce consistently higher quality coke than our competitors produce. Our technology also allows us to produce heat that can be converted into steam or electrical power.
We monitor the development of competing technologies carefully, such as steelmakers' growing use of electronic arc furnaces as an alternative to blast furnace technology, which requires less or alternatives to coke. We also monitor ferrous technologies, such as direct reduced iron production, as these could indirectly impact our blast furnace customers.
During 2024, our domestic coke plants continued to operate at full capacity. Our long-term, take-or-pay Domestic Coke sales agreements, which largely consume our capacity, are not impacted by the fluctuations of global coke prices. Non-contracted blast coke, which is produced utilizing capacity in excess of that reserved for long-term, take-or-pay Domestic Coke sales agreements, is sold in the global market and can be impacted by fluctuations of global coke prices.
Logistics
Our principal competitors of CMT are located on the U.S. Gulf Coast or U.S. East Coast. CMT is one of the largest export terminals on the U.S. Gulf Coast and provides strategic access to seaborne markets for coal and other bulk materials. Additionally, CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway. In 2024, CMT accounted for approximately 38 percent of U.S. thermal coal exports from the U.S. Gulf Coast and approximately 16 percent of total U.S. thermal coal exports. CMT has a state-of-the-art ship loader, the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Additionally, CMT has a strategic alliance with a company that performs barge unloading services for the terminal, which provides CMT with the ability to transload and mix a significantly broader variety of materials.
Our coal handling customers at CMT are impacted by seaborne export market dynamics. Fluctuations in global energy needs and the benchmark pricing for coal delivery into Europe, as referenced in the Argus/McCloskey's Coal Price Index Report ("API2 index price"), as well as coal exports out of the U.S. Gulf Coast, as referenced in the Platt's FOB New Orleans 3 percent Sulfur Coal Index, contribute to our customers' decisions to place tons into the export market and thus impacted transloading volumes through CMT during 2024. Fluctuations in benchmark pricing can be impacted by weather conditions, natural gas prices, geopolitical issues, U.S. thermal coal supply and global thermal coal demand.
Our KRT terminals serve two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand. Our KRT competitors are generally located within 100 miles of our operations. KRT has fully automated and computer-controlled mixing capabilities that mix coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system. Demand for our services at KRT increased during 2024, driven by the desire for certain coal suppliers to diversify transloading tons across the U.S. East Coast. This increased demand also resulted in an additional coal handling agreement and an associated capital expenditure project to be completed at KRT in 2025.
Lake Terminal provides coal handling and mixing services to our Indiana Harbor cokemaking facility and therefore, does not have any competitors.
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
Each ton of blast furnace coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 6.1 million tons of metallurgical coal in 2024. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs primarily passed through to our customers in accordance with the applicable long-term, take-or-pay coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions. In 2025, our metallurgical coal contracts are generally based on coke production requirements. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for further detail on our coal contractual obligations.
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
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies, including new product development, and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms, high quality foundry coke, higher activity foundry coke, hydrated activated carbon for removing mercury from a flue-gas desulfurization system, corrosion resistant spray dry absorber, low particulate matter quench tower design and various others. Additionally, we have continued to successfully utilize our existing coke ovens to produce foundry coke in addition to our primary product of blast furnace coke. As of December 31, 2024, we had 83 patents issued and 38 pending in the U.S., as well as 222 issued and 75 pending in foreign jurisdictions.
At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology. As of December 31, 2024, we had 39 patents issued and 18 pending in Brazil.
Human Capital Management
Safety
We live by the ethos: Think Safe. Act Safe. Be Safe.
Our top priority has always been the safety and health of our employees, contractors and visitors.
Safety is so important to SunCoke that we include safety in our core values and also incorporate safety as a metric in our short-term incentive program. Our ambition is to have zero incidents and injuries in the workplace. To reach our goal, we follow our Safety Vision, which is comprised of five core components including:
•Visible safety leadership – Site and corporate leadership have made a commitment to safety as the paramount value within the Company and our site leadership practices visible safety leadership on a daily basis.
•Communication and training – All team members and contractors take responsibility for their own safety and the safety of those around them, and we train for proper safety knowledge.
•Safe work practices – All team members and contractors take the time necessary to properly identify and mitigate hazards and safely do each job.
•Incident investigation – We have a structured process for investigating incidents and perform root cause failure analyses.
Our target for Total Recordable Incident Rate (“TRIR”) at SunCoke for 2024 was 0.80 company-wide, which includes both employees and contractors. Our safety performance in 2024 was a 0.50 TRIR.
Our excellent safety record is best understood in comparison to industry-wide safety performance. According to the Bureau of Labor Statistics, the TRIR of Other Petroleum and Coal Products (Coke) Manufacturing was 2.9 in 2023 and the TRIR for the Iron and Steel Mills sector was 2.1 in 2023, based on the most recent data available. Our year-over-year safety performance is consistently significantly lower than average industry-wide rates, demonstrating our strong commitment to safety.

Year	Total TRIR
2022	0.69
2023	0.99
2024	0.50
Human Capital Strategy
Our human capital strategy is centered on talent retention, succession planning, workforce stability, training and total compensation. At SunCoke, we strive to create a welcoming work environment where our employees are valued, trusted, and motivated to contribute meaningfully both as individuals and as a part of the team. Company leadership and the Compensation Committee of our Board of Directors are actively involved in overseeing the Company’s human capital management programs. The leadership of our Human Resources department sponsors the development and oversight of all human capital programs in the organization including: workforce composition, talent acquisition and retention, culture, workforce stability, employee development and training, benefits, talent management and total compensation. Additionally, our Legal department, including the Chief Compliance Officer, oversees matters related to ethics and compliance.
Culture and Core Values
Our culture at SunCoke is driven by our core values. SunCoke’s values of excellence, innovation, commitment, integrity and stewardship are at the heart of who we are and how we work every day. They guide our actions and decisions so we can always strive to do the right thing for our stakeholders, our business and each other.
•Excellence: expect the best from yourself, remove obstacles, inspire and support others and celebrate success.
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
Workforce Composition
As of December 31, 2024, we have 868 employees in the U.S. Approximately 40 percent of our domestic employees, at our cokemaking operations, are represented by the United Steelworkers union under various local collective bargaining agreements. Additionally, approximately 3 percent of our domestic employees are represented by the International Union of Operating Engineers at our Lake Terminal facility.
As of December 31, 2024, we have 300 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by Sindimetal-ES - Union of Metallurgists under a labor agreement.
Talent Retention, Development & Training
We strive to continually attract, develop, engage, and retain a high-performing team that executes our strategy of long-term profitable growth. We are committed to employee development and helping individuals reach their full potential, by making ongoing investments in our team.
We have a continual focus on strengthening technical, professional and leadership capabilities at every level using contemporary learning strategies to foster high performance. Development occurs in the form of specialized leadership training through third-party vendors, cross training, stretch assignments, and on the job training. In 2024, frontline supervisors and first-time managers received training to strengthen their leadership skills, including training on conflict resolution, high-quality decision making, communication, coaching others, and safety and workplace performance. Strategic talent reviews occur at a minimum, twice a year, across the company through succession planning discussions and annual performance calibration.
SunCoke also provides a robust training program that is meant to meet applicable regulatory requirements. In addition to the annual interactive video-based SunCoke Code of Business Conduct and Ethics training we provide to all employees, we also provide specialized trainings on an as-needed basis for current topics throughout the year. Over the past several years, special training topics have included Active Shooter Preparedness, Harassment, Worker’s Compensation, Unconscious Bias at the Workplace, Conducting Effective Investigations, Retirement Planning, and Substance Abuse Awareness.
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
Succession Planning
We pride ourselves on being a lean workforce that focuses on developing and promoting talent internally. Our open roles are almost half filled internally. We engage in succession planning to help identify development and training opportunities for high performing talent, preparing potential successors for our most critical roles through assessment of the incumbents and equipping these employees with individualized development plans and job assignments to help them grow. We have customized leadership development plans for the immediate successors of key positions across the Company.
Compensation and Benefits
Providing competitive benefits and compensation underpins our commitment to our engaged and productive employees. Our pay-for-performance philosophy aligns employee’s individual contributions, behaviors and business results with individual rewards. Our short-term incentives include both financial metrics as well as performance-based environmental and safety metrics. The level of pay at risk increases progressively with positions of greater responsibility, with long-term cash and equity incentives with multi-year vesting periods granted at the Director, Vice President and Senior Vice President levels. Further, below the Director level, top performers may be granted long-term incentive (restricted stock units) with multi-year vesting for retention. This helps the Company to retain those identified as having the top skills and abilities that are critical to our business.

We offer comprehensive benefits to our employees and their families, including health care coverage, retirement benefits, life and disability insurance, vacation and leave policies. We also offer supplemental benefits programs designed to enhance the daily life and well-being of our employees, including: supplemental life insurance for all eligible family members, supplemental short-term disability, a legal services plan, an identity theft and device protection program, financial retirement planning education and coaching, paid-time off (including time for community service), tuition reimbursement, health management for chronic conditions, a 24/7 employee assistance program, telemedicine, critical illness, accident and hospital indemnity insurance.
Talent Management
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
Workforce Stability & Leadership Experience
Our regrettable turnover rate is approximately 1 percent in 2024. This low rate is a testament to our commitment to employee retention. The stability of our workforce is also anchored by our experienced corporate leadership team along with our General Managers that lead the day-to-day operations at our facilities. Our leaders each have an average of nearly 20 years of leadership experience and an average tenure (or length of service) of 14 years with SunCoke.
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
Guidance & Reporting Without Fear of Retaliation
All employees, officers and directors must report suspected policy violations of our Code of Business Conduct and Ethics to the Compliance Team, which is led by our Chief Compliance Officer and oversees investigations conducted by representatives from our Human Resources and Legal departments. They can do so through a variety of channels, including, but not limited to, directly reporting to a supervisor, providing email or verbal reports directly to the Compliance Team and using our confidential, third-party 24/7 reporting hotline or website. Calls and online submissions are anonymous, unless the notifying party discloses his or her identity. We take the anonymity of these communications seriously and SunCoke’s Compliance Team follows up on each submission. In addition to the anonymous hotline, hourly employees represented by a collective bargaining unit can also file a report using the applicable union grievance process. Nothing in our Code of Business Conduct and Ethics is intended to prevent anonymous individuals from communicating directly with relevant government authorities about potential violations of law.
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

•Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to oven door leaks, charging, oven pressure, pushing, quenching, and emissions from our main stacks and bypass vent stacks. Certain MACT standards for cokemaking facilities were developed using test data from SunCoke's facilities. Additionally, under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area changing from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources. Any changes in attainment status for areas where our facilities are located present a potential risk that may impact our operations and costs.
•More stringent NAAQS for ambient nitrogen dioxide (“NO2”) and sulfur dioxide (“SO2”) went into effect in 2010. In July 2013, the EPA identified or "designated" as non-attainment 29 areas in 16 states where monitored air quality showed violations of the 2010 1-hour SO2 NAAQS. In December 2017, the EPA issued a final designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. There is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the 1-hour SO2 NAAQS.
•In 2012, more stringent NAAQS for fine particulate matter (“PM”), or PM 2.5, went into effect. In January 2015, the areas where the Granite City and Indiana Harbor facilities are located were designated unclassifiable for PM 2.5, and the areas where the Haverhill and Jewell facilities are located were designated unclassifiable/attainment for PM 2.5. In April 2015, the area where the Middletown facility is located was designated unclassifiable/attainment for PM 2.5. These designations mean that no action is required for the facilities with respect to the 2012 PM 2.5 NAAQS at this time. However, on February 7, 2024, the EPA adopted a rule that lowers the annual PM 2.5 NAAQS and maintains the daily PM 2.5 standard, the daily PM 10 standard, and the secondary NAAQS for PM 10 and PM 2.5. In March 2024, a coalition of states initiated litigation against EPA regarding the legality of the new PM 2.5 standard in the U.S. Court of Appeals for the District of Columbia Circuit, which is ongoing at this time. In November 2024, the state of Ohio, which is where our Middletown facility is located, has been preliminarily designated as nonattainment under the new PM 2.5. It is possible that the areas where our other facilities are located may also be redesignated in the future as non-attainment areas as a result of this rule. If redesignated, there is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the NAAQS if the rule is upheld in court and otherwise remains in effect.
•In 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, the EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, the EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. The status of the area where the Indiana Harbor facility is located was challenged in litigation and upheld in July 2020. As a result of the same litigation, the status of the area where the Granite City facility is located was remanded to the EPA, which finalized the area as nonattainment in January 2021. On June 9, 2022, the EPA redesignated the area where the Middletown facility is located as an attainment area for the 2015 ozone NAAQS. Nonattainment designations under the 2015 standard and any future more stringent standard for ozone have two potential impacts: (1) demonstrating compliance with the standard using dispersion modeling for permitting new facilities or significant new projects may be more difficult; and (2) facilities operating in areas that are classified as moderate non-attainment areas may be required to install Reasonably Available Control Technology (“RACT”) or demonstrate that they already meet RACT standards. While we are not able to determine the extent to which any new ozone standards will impact our business at this time, it presents a potential risk of having an impact on our operations and costs.

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
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2024, we had an asset retirement obligation of $4.7 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Failure to comply with the regulatory requirements can result in sanctions.
•Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2024, we have posted $8.4 million in surety bonds or other forms of financial security for future reclamation.
Regulation of Operations
•Clean Air Act. The Clean Air Act (“CAA”) and similar state laws and regulations affect our cokemaking operations. These may be through permitting and/or emissions control requirements relating to criteria pollutants or MACT standards. These air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM, NO2, lead, ozone, and carbon monoxide; GHG rules; the Cross-State Air Pollution Rule; MACT emissions standards for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review.
◦Regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards impacts our cokemaking facilities. We are subject to two categories of MACT standards. The first category applies to pushing, quenching, and emissions from the main stacks and bypass vent stacks. The second category applies to emissions from charging and coke oven doors. The EPA is required to periodically make a risk-based determination for certain emissions sources and determine whether additional emissions reductions would be necessary. On July 5, 2024, the EPA published a final rule that imposes various new emissions limits and other requirements under both categories of MACT standards regulating our cokemaking facilities. We had previously submitted comments for the EPA’s consideration in response to its proposed rule. Although EPA addressed certain comments we made in August 2023, we and other industry participants filed petitions for reconsideration with EPA, as well as litigation in the U.S. Court of Appeals for the District of Columbia Circuit, in response to certain other aspects of this rule. If the rule remains intact and withstands legal challenges, compliance with some of these proposed requirements may require the installation of additional pollution control systems and presents a potential risk of having an impact on operations and costs at our facilities.
◦The Regional Haze program requires that states submit State Implementation Plans (“SIPs”) that demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas. The program has been challenged by various parties. On November 5, 2020, the Virginia Department of Environmental Quality (“VDEQ”) requested that the Jewell facility conduct an analysis of potential controls for SO2 under the Regional Haze program. Jewell determined that the installation of new controls is not feasible and any new requirements should be limited to operating pollution controls already present at the facility. While we are not able to determine at this time the extent to which a determination by the VDEQ or the EPA requiring more significant measures would impact our business, were it to withstand legal challenges, it presents a potential risk of having an impact on our operations and costs at the Jewell facility.
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
•Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued a decision holding that although the EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, the EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG for the cokemaking industry. Potential future modifications to our facilities could subject us to the additional permitting and other obligations related to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the CAA based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead.
◦The EPA has engaged in various rulemakings in recent years to regulate GHG emissions from existing and new coal fired power plants. If the EPA were to ever promulgate a similar rule that applies to our facilities, it may present a risk of having an impact on our operations and cost structure.
◦The SEC published a final rule on March 6, 2024 requiring disclosure of certain climate change-related information. The rule is currently stayed and being challenged in federal court. If the rule survives, we expect that our operations would be subject to this final rule.
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
•Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, U.S. coal mine operators must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. SunCoke is not an active coal mine operator and does not perform or oversee coal mining. However, SunCoke has retained certain black lung liabilities associated with legacy coal operations. On August 13, 2024, the U.S. Department of Labor’s Division of Coal Mine Workers Compensation agreed to permanently assume responsibility for payment of the Company's black lung benefits for claims based on employment that ended prior to February 1, 2013, excluding limited exceptions, in exchange for a lump sum payment of $36.0 million. This agreement resulted in a total reduction of $45.5 million of the Company's black lung liability. See Note 12 to our consolidated financial statements for further detail. Our remaining obligation related to black lung benefits at December 31, 2024 was $13.7 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.
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
Information about our Executive Officers
Our executive officers and their ages as of February 21, 2025, were as follows:

Katherine T. Gates	48	President and Chief Executive Officer
Mark W. Marinko	63	Senior Vice President and Chief Financial Officer
P. Michael Hardesty	62	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Karl A. Zabiello	39	Vice President, Controller
Shantanu Agrawal	38	Vice President, Finance and Treasurer
John F. Quanci	63	Vice President, Engineering and Technology and Chief Technology Officer
Patrick G. Nigl	58	Vice President, Coke Operations
Katherine T. Gates. Ms. Gates became Chief Executive Officer of SunCoke Energy, Inc. in May 2024, after being appointed as President and a director on SunCoke’s Board of Directors, in January 2023. From November 2019 until her promotion to President in January 2023, Ms. Gates served as SunCoke’s Senior Vice President, Chief Legal Officer and Chief Human Resources Officer. Ms. Gates joined SunCoke in February 2013 as Senior Health, Environment and Safety Counsel, and has held leadership positions of increasing responsibility since then, including serving as General Counsel and Chief Compliance Officer from October 2015 to November 2019. She was promoted to Vice President in July 2014, and to Senior Vice President in October 2015. In addition, from October 2015 through June 2019, Ms. Gates was elected as a director of SunCoke Energy Partners GP LLC, the general partner of SunCoke Energy Partners, L.P., our former publicly traded master limited partnership subsidiary. Prior to joining SunCoke, Ms. Gates was a Partner at Beveridge & Diamond, P.C., where she served on the firm’s Management Committee and co-chaired the firm’s civil litigation practice group.
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
Shantanu Agrawal. Mr. Agrawal was appointed Vice President, Finance and Treasurer of SunCoke Energy, Inc. in July 2021 and subsequently also assumed responsibility for the Procurement function in January 2023. Prior to that he was Director, Financial Performance & Analysis (“FP&A”) and Investor Relations. Mr. Agrawal began his career with SunCoke as an FP&A Analyst in 2014. He has increasingly taken on more responsibilities and oversight over that period. In his current roles, Mr. Agrawal has led the Company’s finance function, including budgeting, forecasting, financial analysis, cash management, investor relations and procurement.
John F. Quanci. Dr. John F. Quanci joined SunCoke Energy, Inc. in October 2010, and was appointed to his current position as Vice President, Chief Technology Officer in May 2019. Prior to joining SunCoke, Dr. Quanci was Director, Corporate Technology of Sunoco, Inc. (a leading transportation fuel provider with interests in logistics). Dr. Quanci has over 30 years of domestic and international experience in process research, development, plant optimization, manufacturing, rebuilding/turnarounds, and taking new technologies from ideation to full production. Over the course of his career, Dr. Quanci has managed several major engineering and technology organizations both internal and external to the petroleum industry, including those of: Mobil Research, Mobil Oil, BP/Mobil, Exxon/Mobil, Rodel and Rohm and Haas Electronic Materials (now DuPont Electronic Materials). Dr. Quanci holds a Ph.D. in Chemical Engineering from Princeton University and is a registered Professional Engineer with over one hundred U.S. and international patents and patent applications.
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
Item 1A.Risk Factors
Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially and adversely from recent results or from anticipated future results. In addition to the other information included in this Annual Report on Form 10-K and in our other filings with the SEC, the following risk factors should be considered in evaluating our business and future prospects.
These risk factors represent what we believe to be the known material risk factors with respect to us and our business.
However, these are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or results of operations.
Risks Inherent in Our Business and Industry
Our cokemaking and logistics businesses are subject to operating risks, some of which are beyond our control. Equipment failures or deterioration of assets, may lead to production curtailments, shutdowns, impairments, or additional expenditures, which could materially and adversely affect our results of operations and financial condition.
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
Our cokemaking and logistics operations are subject to significant hazards and risks, any of which could result in production and transportation difficulties and disruptions, equipment failures and risk of catastrophic loss, non-compliance with our operating permits, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. Such hazards and risks include, but are not limited to:
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
Substantially all of our sales are made to a limited number of customers. We expect these customers, and/or their respective successors in interest, by operation of merger, or otherwise, to continue to account for a significant portion of our revenues for the foreseeable future.
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

Impairment in the carrying value of long-lived assets could materially and adversely affect our business, financial condition and results of operations.
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
Events and conditions that could result in impairment in the value of our long-lived assets include, but are not limited to: negotiations related to renewals of certain of our long-term, take-or-pay agreements, new contracts and/or modifications entered into in the future, termination or non-renewal of existing contracts, and other factors leading to a reduction in expected long-term sales or profitability, the impact of a downturn in the global economy, competition, advances in technology, adverse changes in the regulatory environment, or a significant decline in the trading price of our common stock or market capitalization, lower future cash flows, slower industry growth rates and other changes in the industries in which we or our customers operate.
We face competition, both in our cokemaking operations and in our logistics business, which has the potential to reduce demand for our products and services, and that could materially and adversely affect our financial condition and results of operations.
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
•Logistics business: Other logistics facilities and independent terminal operations in some areas may compete directly with our logistics facilities. In some markets, trucks may competitively deliver products to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity. In the future, additional logistics facilities and terminals with rail and/or barge access may be constructed in the Gulf Coast and East Coast regions, and such additional facilities and terminals could compete directly with us in specific markets now served by our CMT and KRT facilities, respectively. Other logistics facilities, both global and domestic, may compete with our coal handling exports out of the Gulf Region, which may reduce the demand for our CMT facility. In addition, decreased throughput and utilization of our logistics assets could result indirectly due to competition in: (i) the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies; (ii) the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas reducing demand for metallurgical coals handled through our logistics facilities; and/or (iii) the barge unloading business from service alternatives, such as mid-stream operations.
Such competition could reduce demand for our products and services, thus having a material and adverse effect on our financial condition and results of operations.
We are subject to extensive laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position, or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the surrounding environment including the air, water and ground; emissions of GHGs; compliance with the NAAQS; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of groundwater quality and availability; protection of plants and wildlife; reclamation and restoration of properties after completion of mining or drilling; sales of electric power; installation of safety equipment in our facilities; and protection of employee health and safety. For a description of environmental laws and matters applicable to us and associated risks, see “Item 1. Business-Legal and Regulatory Requirements.”
Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time.
Failure to comply with applicable laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. In addition, such regulatory requirements, including those related to GHGs, and various CAA programs, may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, materially and adversely affecting our cash flows, financial condition, or results of operations.
Our operations may impact the environment or cause exposure to hazardous pollutants, which could result in material liabilities to us.
Our operations result in emissions of various substances to the air, including GHGs and hazardous air pollutants. Our operations also generate solid and hazardous waste. We have in the past and could in the future be subject to claims under federal, state and local laws and regulations arising from these activities, including for the investigation and clean-up of soil, surface water, or groundwater. Some environmental laws also can impose liability regardless of fault or legality at the time in question, including the characterization of materials. We previously have been and could again in the future be subject to litigation for alleged personal injury or property damage arising from claimed exposure to emissions or hazardous substances allegedly used, released, or disposed of by us, as well as litigation related to climate change by governments, private entities, or individuals. We make every effort to avoid litigation. However, such matters are not totally within our control, and due to the inherently uncertain nature of litigation, we cannot predict the outcome of such matters. Environmental impacts resulting from our operations, including exposures to emissions, hazardous substances, or wastes associated with our operations, could result in costs and liabilities that could adversely impact our financial condition and results of operations.
We may be unable to obtain, maintain or renew permits or leases necessary for our operations, which could materially and adversely affect our production, cash flows or profitability.
Our cokemaking and logistics operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters. These, as well as our facilities and operations (including our generation of electricity), require permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more costly, difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking and/or logistics facilities. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the permitting process, and may comment upon, or object to, the requested permits. Such persons may also have the right to bring citizen’s lawsuits to challenge the issuance of permits, or the validity of environmental evaluations related thereto. If any permits or leases are not issued or renewed in a timely fashion or at all, or if permits issued or renewed are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, it could have a material and adverse effect on our financial condition and results of operations.
Our businesses are subject to inherent risks, some for which we maintain third party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could materially and adversely affect our financial condition, results of operations or cash flows.
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
A portion of our strategy to grow our business is dependent upon our ability to acquire and operate new assets that result in an increase in our earnings. We may not realize the expected financial returns from our investment in such additional assets, or such operations may not be profitable. We cannot predict the effect that any failed expansion may have on our core businesses. The success of our future acquisitions and/or investments will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions or investments on favorable terms, as well as to finance such acquisitions or investments and to integrate the acquired operations successfully with existing operations. Risks associated with acquisitions include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired business, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. Antitrust and other laws may prevent us from completing acquisitions. If we are not able to execute our strategic plans effectively, or successfully integrate new operations, whether as a result of unfavorable market conditions in the industries in which our customers operate, or otherwise, our business reputation could suffer and future results of operations could be materially and adversely affected.
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
Physical effects attributed to, and various parties’ efforts to respond to climate-related changes, could materially and adversely affect our operations and impose significant costs on our business and our customers and suppliers.
We are subject to various climate-related risks. Various policymakers have adopted, or are considering adopting, regulations regarding GHGs, particularly from fossil fuels, which are integral to our cokemaking and logistics businesses. Such regulations range from provisions to reduce GHG emissions, either directly or indirectly (such as through carbon pricing), to requirements for disclosure of climate-related information, any of which may result in substantial compliance costs. Moreover, pressure to reduce GHG emissions may also contribute to competition with alternatives to our products.
Our operations may be impacted by climate-related changes in weather, temperature, hydrological patterns, and/or increased frequency or severity of natural disasters. Extreme weather and temperature conditions, such as storms, fires, and flooding, may increase our costs, impact our production capabilities, damage our facilities, contribute to workplace hazards, and materially and adversely affect our ability to procure raw materials, and/or manufacture and transport our products. While we aim to manage such risks, we cannot guarantee that such mitigation efforts will be successful, or that insurance will continue to be available at costs we deem acceptable. Any of these transition or physical risks associated with climate change could materially and adversely affect our reputation, financial condition, and results of operations.
Stakeholder scrutiny of sustainability matters could materially and adversely affect our business and our stock price.
There continues to be significant attention to climate, civil and human rights, and other sustainability issues by various stakeholders. Responding to such matters can be complex. Methodologies and data for measuring and reporting on sustainability matters continue to evolve, as does our own approach to such matters, and we cannot guarantee that our approach will align with the preferences or interpretations of any particular stakeholder. While we take actions to manage our sustainability profile, such initiatives may be costly and may not have the desired effect.
Various regulations regarding sustainability matters have been adopted or proposed, but such regulations are not uniform, and can increase the complexity and cost of compliance. We may incur costs to respond to such regulation, or activism from both advocates and opponents of sustainability measures. Many of our customers, business partners, and suppliers may be subject to similar expectations, which could create additional risks, including risks unknown to us. Failure to appropriately navigate any of these considerations could materially and adversely impact our reputation, financial condition, and/or results of operations.
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

Further, because of certain technological design constraints, we do not have the ability to shut down our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we must continue to operate our coke ovens even though we may not be able to sell our coke immediately or may incur significant additional costs for: (i) natural gas to maintain the temperature inside our coke oven batteries; and (ii) fees under our rail contracts to account for reductions in inbound coal or outbound coke shipments at our plants, which may have a material and adverse effect on our cash flows, financial position or results of operations.
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
At our Granite City and Haverhill cokemaking facilities, we rely on third-parties to mix coals that we have purchased into coal mixes that we use to produce coke. We have entered into agreements with coal mixing service providers that are coterminous with our coke sales agreements. However, there are limited alternative providers of coal mixing services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
Our coke production obligations at our Jewell cokemaking facility and our Haverhill cokemaking facility require us to deliver coke to certain customers via railcar. We have entered into long-term rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, including those related to climate change, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term, impair our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.
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
Over the next five years, we have $500.0 million of total consolidated debt maturing. See Note 11 to our consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
In addition, the credit agreement governing our credit facilities contains restrictive covenants that limit our ability to engage in activities (such as incurring additional debt) that may be in our long-term best interest. Our failure to comply with those covenants, or covenants of any new agreements, could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt. In the event of an acceleration of all our debt, we may not have sufficient cash on hand to repay the indebtedness in full or refinance such debt on favorable terms, or at all. Such event could materially adversely affect our business, financial condition and results of operations.
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
The growth of cyber-attacks has resulted in an evolving legal landscape which imposes costs that are likely to increase over time. For example, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information including, but not limited to the European Union General Data Protection Regulation and recent

California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Any failure by us to comply with such laws and regulations could result in penalties and liabilities. It is also possible under certain legislation that if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
Item 2.Properties
We own the following real property as of December 31, 2024:
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
We lease the following real property as of December 31, 2024:
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
While the Company completed the disposal of its coal mining business in April 2016, we continue to have rights to small parcels of land, mineral rights and coal mining rights for approximately 4,200 acres of land in Buchanan and Russell Counties, Virginia. These agreements convey mining rights to us in exchange for payment of certain immaterial royalties and/or fixed fees.

Item 3.Legal Proceedings
The information presented in Note 12 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2024.
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
The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 Index and the NASDAQ U.S. Benchmark Iron & Steel Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 Index is a broad equity market index comprised of companies of between $1.1 billion and $7.4 billion. The Company is a part of this index. The NASDAQ U.S. Benchmark Iron and Steel Index is comprised of U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. Accordingly, we believe the NASDAQ U.S. Benchmark Iron & Steel Index is appropriate for comparison purposes.

Holders
As of February 14, 2025, we had 7,408 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2024 and through February 21, 2025:

Date Declared	Record Date	Dividend Per Share	Payment Date
February 1, 2024	February 15, 2024	$0.10	March 1, 2024
May 1, 2024	May 15, 2024	$0.10	June 3, 2024
July 31, 2024	August 15, 2024	$0.12	September 3, 2024
October 31, 2024	November 15, 2024	$0.12	December 2, 2024
January 30, 2025	February 17, 2025	$0.12	March 3, 2025
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020 as the Company has suspended additional repurchases, leaving $96.3 million available under the authorized repurchase program as of December 31, 2024.
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
2024 Overview
Our consolidated results of operations in 2024 were as follows:

Year Ended December 31, 2024
(Dollars in millions)
Net income	$103.5
Net cash provided by operating activities	$168.8
Adjusted EBITDA(1)	$272.8
(1)See “Non-GAAP Financial Measures” in this Item 7 below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results during the year ended December 31, 2024 primarily reflect higher transloading volumes and pricing in our Logistics segment, as well as the extinguishment of certain black lung liabilities during the current year period, which resulted in the recognition of a $9.5 million pre-tax gain. These increases were partially offset by unfavorable coal-to-coke yields on our long-term, take-or-pay agreements within our Domestic Coke segment. Operating cash flows during the current period primarily reflect an unfavorable year-over-year change in primary working capital and a one-time payment of $36.0 million related to the extinguishment of certain black lung liabilities.
We returned meaningful capital to our shareholders through the declaration and payment of a dividend during each quarter of 2024, increasing from $0.10 per share during the first half of the year to $0.12 per share during the second half of the year, representing a quarterly increase of 20 percent.
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
Items Impacting Comparability
•U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) Regulatory Exemption. In August 2024, the Company reached an agreement with the DCMWC and made a payment of $36.0 million to extinguish the majority of its self-insured federal black lung liabilities. As a result of the agreement, the Company recognized a $9.5 million pre-tax gain within selling, general and administrative expenses on the Consolidated Statements of Income during the year ended December 31, 2024. The agreement resulted in a reduction of $45.5 million of the Company's black lung liability on the Consolidated Balance Sheets. See Note 12 to our consolidated financial statements for further detail.

Consolidated Results of Operations
The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. See “Analysis of Segment Results” later in this Item 7 for further details of these results. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

	Years Ended December 31,
	2024	2023	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,935.4	$2,063.2	$(127.8)
Costs and operating expenses
Cost of products sold and operating expenses	1,603.4	1,724.6	(121.2)
Selling, general and administrative expenses	61.2	70.7	(9.5)
Depreciation and amortization expense	118.9	142.8	(23.9)
Total costs and operating expenses	1,783.5	1,938.1	(154.6)
Operating income	151.9	125.1	26.8
Interest expense, net	23.4	27.3	(3.9)
Income before income tax expense	128.5	97.8	30.7
Income tax expense	25.0	34.3	(9.3)
Net income	103.5	63.5	40.0
Less: Net income attributable to noncontrolling interests	7.6	6.0	1.6
Net income attributable to SunCoke Energy, Inc.	$95.9	$57.5	$38.4
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased in 2024 as compared to 2023, primarily driven by the pass-through of lower coal prices on our long-term, take-or-pay agreements.
Selling, General and Administrative Expenses. The decrease in selling, general and administrative expense was primarily impacted by the recognition of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business. See Note 12 to our consolidated financial statements for further detail.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased in 2024 as compared to 2023 as a result of the expiration of the useful lives of assets in our Domestic Coke segment, which were placed into service in prior periods.
Interest Expense, net. Interest expense, net, benefited in 2024 from lower average debt balances during the current year period and higher interest income of $2.6 million.
Income Tax Expense. Income tax expense during 2024 benefited from the absence of $8.4 million of deferred tax expense recorded in the prior year related to the establishment of a valuation allowance on deferred tax assets attributable to existing foreign tax credit carryforwards, as a result of changes in tax regulations. Additionally, the current year period further benefited from the release of valuation allowances established on deferred tax assets related to state net operating loss carryforwards, partially offset by the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates. See Note 4 to our consolidated financial statements for further detail.
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
Management believes Adjusted EBITDA is an important measure of operating performance, which is used by the chief operating decision maker as one of the measurements to help determine the allocation of costs and resources to our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,817.3	$1,954.0	$(136.7)
Brazil Coke	35.1	35.2	(0.1)
Logistics	83.0	74.0	9.0
Logistics intersegment sales	22.9	22.1	0.8
Elimination of intersegment sales	(22.9)	(22.1)	(0.8)
Total sales and other operating revenue	$1,935.4	$2,063.2	$(127.8)
Adjusted EBITDA:
Domestic Coke	$234.7	$247.8	$(13.1)
Brazil Coke	9.9	9.1	0.8
Logistics	50.4	44.3	6.1
Corporate and Other, net(1)	(22.2)	(32.4)	10.2
Total Adjusted EBITDA(2)	$272.8	$268.8	$4.0
Coke Operating Data:
Domestic Coke capacity utilization(3)	100%	101%	(1)%
Domestic Coke production volumes (thousands of tons)	4,032	4,049	(17)
Domestic Coke sales volumes (thousands of tons)	4,028	4,046	(18)
Domestic Coke Adjusted EBITDA per ton(4)	$58.27	$61.25	$(2.98)
Brazilian Coke production—operated facility (thousands of tons)	1,579	1,558	21
Logistics Operating Data:
Tons handled (thousands of tons)	22,540	20,483	2,057
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2024 vs 2023	2024 vs 2023
	(Dollars in millions)
Beginning	$1,954.0	$247.8
Volume(1)	(6.1)	—
Price(2)	(127.1)	(11.1)
Operating and maintenance costs(3)	N/A	1.2
Energy and other(4)	(3.5)	(3.2)
Ending	$1,817.3	$234.7
(1)Volumes during 2024 were negatively impacted by lower coal-to-coke yields. These decreases were partially and completely offset for Revenues and Adjusted EBITDA, respectively, by higher volumes on our foundry coke sales and higher volumes at certain of our cokemaking facilities driven by the absence of oven rebuilds in the current year period.
(2)Sales and other operating revenue decreased primarily as a result of the pass-through of lower coal prices on our long-term, take-or-pay agreements. Adjusted EBITDA was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements and lower sales pricing on our non-contracted blast coke sales, which was partially offset by the impact of lower coal prices on our non-contracted blast coke sales.
(3)Operating and maintenance costs primarily benefited in the current year period from lower planned outage costs and the absence of oven rebuilds.
(4)Energy and other decreased primarily as a result of unfavorable energy pricing. These decreases were partially offset by higher energy sales as a result of increased volumes related to upgrades of our assets made in the prior year period.
Logistics
The following table explains year-over-year changes in our Logistics segment's sales and other operating revenues, exclusive of intersegment sales, and Adjusted EBITDA results:

	Sales and other operating revenue, exclusive of intersegment sales	Adjusted EBITDA
	2024 vs 2023	2024 vs 2023
	(Dollars in millions)
Beginning	$74.0	$44.3
Transloading volumes(1)	6.1	3.9
Price/margin impact of mix in transloading services(2)	1.2	1.5
Other(3)	1.7	0.7
Ending	$83.0	$50.4
Intersegment sales and other operating revenue in our Logistics segment were $22.9 million and $22.1 million as of December 31, 2024 and 2023, respectively. Adjusted EBITDA presented above is inclusive of the impact of intersegment transactions.
(1)Volumes primarily increased as a result of higher demand and transloading volumes at KRT.
(2)Revenues and Adjusted EBITDA increased as a result of higher transloading pricing at CMT.
(3)Revenues and Adjusted EBITDA increased as a result of favorable ancillary revenue.

Brazil Coke
Sales and other operating revenue decreased $0.1 million, or zero percent, to $35.1 million in 2024 compared to $35.2 million in 2023. Adjusted EBITDA increased $0.8 million, or 9 percent, to $9.9 million in 2024 compared to $9.1 million in 2023. The increase in Adjusted EBITDA primarily reflects higher operating fees and production volumes.
Corporate and Other
Corporate and Other Adjusted EBITDA increased $10.2 million, or 31 percent, to a loss of $22.2 million in 2024 compared to a loss of $32.4 million in 2023. This increase was primarily driven by the recognition of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business. See Note 12 to our consolidated financial statements for further detail.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net income	$103.5	$63.5	$104.9
Add:
Depreciation and amortization expense	118.9	142.8	142.5
Interest expense, net	23.4	27.3	32.0
Income tax expense	25.0	34.3	16.8
Transaction costs(1)	2.0	0.9	1.5
Adjusted EBITDA	$272.8	$268.8	$297.7
(1)Reflects costs incurred related to potential mergers and acquisitions and the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital, fund investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of December 31, 2024, we had $189.6 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$168.8	$249.0
Net cash used in investing activities	(72.3)	(109.2)
Net cash used in financing activities	(47.0)	(89.7)
Net increase in cash and cash equivalents	$49.5	$50.1
Cash Provided by Operating Activities
Net cash provided by operating activities decreased $80.2 million to $168.8 million in 2024 as compared to $249.0 million in 2023. The decrease primarily reflects an unfavorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of receipts from customers and the impact of the changes in coal prices. A payment of $36.0 million related to the extinguishment of certain liabilities related to our legacy coal mining business further negatively impacted net cash provided by operating activities in the current year period. Lower depreciation and deferred income tax expense as compared to the prior year period also favorably impacted cash provided by operating activities. See Note 4 to our consolidated financial statements for further detail on the change in deferred income tax expense.
Cash Used in Investing Activities
Net cash used in investing activities decreased $36.9 million to $72.3 million in 2024 as compared to $109.2 million in 2023. The decrease primarily reflects lower ongoing capital expenditures, partially driven by the absence of capital spending in connection with oven rebuild projects, as well as the absence of the foundry expansion project in the current year period. Refer to Capital Requirements and Expenditures below for further detail.

Cash Used in Financing Activities
Net cash used in financing activities decreased $42.7 million to $47.0 million in 2024 as compared to $89.7 million in 2023. The decrease in net cash used in financing activities was primarily driven by lower net repayments of $35.0 million on the Revolving Facility, the absence of repayments on financing obligations of $8.8 million resulting from the early buyout on a sale leaseback arrangement in the prior year period, and lower cash distributions made to noncontrolling interests of $3.7 million. These decreases were partially offset by an increase to dividends paid of $6.9 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount.
Dividends
In addition to the $37.6 million in dividends paid to our shareholders during 2024, on January 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on March 3, 2025, to stockholders of record on February 17, 2025. See further discussion in “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.”
Covenants
As of December 31, 2024, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 11 to our consolidated financial statements for details on debt covenants.
Credit Rating
In February 2024, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In October 2024, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and changed the rating outlook from positive to stable.
Contractual Obligations
As of December 31, 2024, significant contractual obligations related to our metallurgical coal procurement contracts, which are generally based on annual coke production requirements at fixed coal prices, were $876.6 million and extend through 2025. As of December 31, 2024, significant contractual obligations related to debt were $500 million of principal borrowings and $109.7 million of related interest, which will be repaid through 2029. See Note 11 to our consolidated financial statements. We also have contractual obligations for leases, including land, office space, equipment, railcars and locomotives. See Note 13 to our consolidated financial statements.
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
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return; and
•Environmental project expenditures to ensure that our existing facilities operate in accordance with changing regulations.

The following table summarizes our capital expenditures:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Ongoing capital	$64.3	$94.5
Expansion capital(1)	8.6	14.7
Total capital expenditures(2)	$72.9	$109.2
(1)Capital expenditures for the year ended December 31, 2023 includes capital spending in connection with the foundry cokemaking growth project.
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
Black Lung Benefit Liabilities
The Company has obligations to provide certain black lung benefits to legacy coal miners and their dependents further described in Note 12 to our consolidated financial statements.
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
On February 1, 2013, SunCoke obtained commercial insurance for state and federal black lung claims, in excess of a deductible, for employees with a last date of employment after that date. For claims based on employment that ended prior to February 1, 2013, SunCoke was reauthorized by the U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) to self-insure its black lung liabilities for $8.4 million. On February 21, 2020, DCMWC made an initial security determination to increase the amount of SunCoke’s collateral requirement for self-insured claims to $40.4 million. The Company appealed the security determination to the DCMWC. On August 13, 2024, the Company and DCMWC agreed that the Company would make a lump sum payment of $36.0 million to satisfy its self-insured federal black lung liabilities, with limited exceptions estimated to be approximately $1.4 million. In exchange, the DCMWC agreed to permanently assume responsibility for payment of black lung benefits for claims based on employment that ended prior to February 1, 2013, and SunCoke received a certificate of exemption that eliminates the Company’s responsibility for future payments arising from claims based on employment that ended prior to February 1, 2013, excluding limited exceptions estimated to be approximately $1.4 million. This agreement resulted in a reduction of $45.5 million of the Company's black lung liability, and a one-time gain of $9.5 million within selling, general and administrative expenses on the Consolidated Statements of Income during the year ended December 31, 2024. The Company no longer maintains any collateral to self-insure its former black lung liabilities incurred prior to February 1, 2013. The Company’s commercially insured federal and state black lung liabilities are not impacted by this agreement.
Additionally, on January 19, 2023, the Department of Labor proposed a new rule that would require self-insured operators to post collateral in the amount of 120 percent of the company's total expected lifetime black lung liabilities as determined by the DCMWC. This proposed new rule and any future rulings would not apply to SunCoke as a result of the regulatory exemption detailed above.
The following table summarizes discount rates utilized, active claims and total black lung liabilities:

	December 31,
	2024	2023
	(Dollars in millions)
Discount rate(1)	4.5%	4.5%
Active claims	57	311
Total black lung liability, discounted(2)	$13.7	$58.2
Total black lung liability, undiscounted	$25.3	$96.0
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $0.4 million in 2024.
(2)The current portion of the black lung liability was $1.0 million and $5.0 million at December 31, 2024 and 2023, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
The following table summarizes the annual black lung payments and expense (benefit):

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Payments(1)	$40.4	$5.4	$5.0
Expense (benefit)(2)	$(4.1)	$5.5	$(0.2)
(1)Payments for the year ended December 31, 2024 represent $4.4 million of black lung benefit payments made by the Company and the $36.0 million payment made to the DCMWC related to the regulatory exemption detailed above.
(2)The benefit for the year ended December 31, 2024 includes $5.4 million of accretion expense of the black lung liability and a $9.5 million gain related to the regulatory exemption detailed above. The $9.5 million gain is included in selling, general and administrative expense on the Consolidated Statement of Income.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2024 and 2023, the daily average outstanding balance on borrowings with variable interest rates was $0.2 million and $14.9 million, respectively. Assuming a 50 basis point change in secured overnight financing rate (“SOFR”), interest expense would have been impacted by zero and $0.1 million in 2024 and 2023, respectively. At December 31, 2024, we had no outstanding borrowings with variable interest rates under the Revolving Facility.
At December 31, 2024 and 2023, we had cash and cash equivalents of $189.6 million and $140.1 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
Foreign currency
Because we operate outside the U.S., we are subject to risk resulting from changes in the Brazilian real currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive income (loss). If the currency exchange rates had changed by 10 percent, we estimate the impact to our net income in 2024 and 2023 would have been approximately $0.2 million and $0.4 million, respectively.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over metallurgical coal inventory
As discussed in Notes 2 and 5 to the consolidated financial statements, the value of metallurgical coal inventory was $109.3 million as of December 31, 2024. Metallurgical coal is received at the coke plants throughout the year and is the principal raw material for the Company's cokemaking operations. The Company engages an independent third-party to perform surveys of the quantity of metallurgical coal inventory using unmanned aerial system technology.
We identified the assessment of the sufficiency of evidence over the quantity of metallurgical coal inventory as a critical audit matter. Subjective auditor judgment was required to assess the quantity of metallurgical coal inventory because of the nature of the evidence obtained and the need to evaluate the survey results developed by the Company's independent third-party.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the quantity of metallurgical coal inventory. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's metallurgical coal inventory process, including controls over the quantity of metallurgical coal inventory. We evaluated the qualifications and experience of the Company's independent third-party who performs the metallurgical coal inventory surveys. We observed the metallurgical coal inventory surveys performed by the Company's independent third-party at an interim date. We evaluated the independent third-party's surveys by reconciling the results to the number of piles of metallurgical coal at each coke plant observed and to the Company's calculations and records. We also compared the individual survey results for each coke plant to each other and evaluated certain adjustments and trends. We selected a sample of metallurgical coal receipts from the interim survey date through year end and agreed them to third-party support including coal and freight invoices. We developed an expectation of metallurgical coal quantity used in production from the date of the interim survey through year-end and compared it to actual metallurgical coal used in production. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of evidence obtained.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 21, 2025

SunCoke Energy, Inc.
Consolidated Statements of Income

	Years Ended December 31,
	2024	2023	2022
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,935.4	$2,063.2	$1,972.5
Costs and operating expenses
Cost of products sold and operating expenses	1,603.4	1,724.6	1,604.9
Selling, general and administrative expenses	61.2	70.7	71.4
Depreciation and amortization expense	118.9	142.8	142.5
Total costs and operating expenses	1,783.5	1,938.1	1,818.8
Operating income	151.9	125.1	153.7
Interest expense, net	23.4	27.3	32.0
Income before income tax expense	128.5	97.8	121.7
Income tax expense	25.0	34.3	16.8
Net income	103.5	63.5	104.9
Less: Net income attributable to noncontrolling interests	7.6	6.0	4.2
Net income attributable to SunCoke Energy, Inc.	$95.9	$57.5	$100.7
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$1.13	$0.68	$1.20
Diluted	$1.12	$0.68	$1.19
Weighted average number of common shares outstanding:
Basic	85.1	84.7	83.8
Diluted	85.3	84.9	84.6
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net income	$103.5	$63.5	$104.9
Other comprehensive income (loss):
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax benefit of $0.1 million for all years)	0.2	0.1	0.4
Retirement benefit plans funded status adjustment (net of related tax (expense) benefit of $(1.9) million, $0.2 million and $(0.9) million, respectively)	6.4	(0.4)	3.1
Currency translation adjustment	(1.5)	0.5	0.2
Comprehensive income	108.6	63.7	108.6
Less: Comprehensive income attributable to noncontrolling interests	7.6	6.0	4.2
Comprehensive income attributable to SunCoke Energy, Inc.	$101.0	$57.7	$104.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$189.6	$140.1
Receivables, net	96.6	88.3
Inventories	180.8	182.6
Income tax receivable	—	1.4
Other current assets	7.6	4.4
Total current assets	474.6	416.8
Properties, plants and equipment (net of accumulated depreciation of $1,497.6 and $1,383.6 at December 31, 2024 and 2023, respectively)	1,143.6	1,191.1
Intangible assets, net	29.2	31.1
Deferred charges and other assets	20.8	21.4
Total assets	$1,668.2	$1,660.4
Liabilities and Equity
Accounts payable	$153.2	$172.1
Accrued liabilities	52.6	51.7
Total current liabilities	205.8	223.8
Long-term debt	492.3	490.3
Accrual for black lung benefits	12.7	53.2
Retirement benefit liabilities	7.6	15.8
Deferred income taxes	196.8	190.4
Asset retirement obligations	17.2	14.1
Other deferred credits and liabilities	24.8	27.3
Total liabilities	957.2	1,014.9
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2024 and 2023	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 99,756,420 and 99,161,446 shares at December 31, 2024 and 2023, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both December 31, 2024 and 2023	(184.0)	(184.0)
Additional paid-in capital	732.8	729.8
Accumulated other comprehensive loss	(7.7)	(12.8)
Retained earnings	138.1	80.2
Total SunCoke Energy, Inc. stockholders' equity	680.2	614.2
Noncontrolling interests	30.8	31.3
Total equity	711.0	645.5
Total liabilities and equity	$1,668.2	$1,660.4
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Cash Flows from Operating Activities:
Net income	$103.5	$63.5	$104.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	118.9	142.8	142.5
Deferred income tax expense	4.5	18.6	2.3
Share-based compensation expense	4.0	5.1	6.7
Gain on extinguishment of legacy coal liabilities	(9.5)	—	—
Changes in working capital pertaining to operating activities:
Receivables, net	(8.9)	16.8	(32.3)
Inventories	1.8	(7.2)	(48.2)
Accounts payable	(12.9)	19.7	27.4
Accrued liabilities	(31.9)	(10.2)	8.4
Income taxes	1.4	(1.4)	—
Other	(2.1)	1.3	(2.8)
Net cash provided by operating activities	168.8	249.0	208.9
Cash Flows from Investing Activities:
Capital expenditures	(72.9)	(109.2)	(75.5)
Other investing activities	0.6	—	5.3
Net cash used in investing activities	(72.3)	(109.2)	(70.2)
Cash Flows from Financing Activities:
Proceeds from revolving facility	11.0	291.0	596.0
Repayment of revolving facility	(11.0)	(326.0)	(676.0)
Repayment of financing obligation	—	(8.8)	(3.2)
Dividends paid	(37.6)	(30.7)	(23.6)
Cash distributions to noncontrolling interests	(8.1)	(11.8)	(4.4)
Other financing activities	(1.3)	(3.4)	(1.3)
Net cash used in financing activities	(47.0)	(89.7)	(112.5)
Net increase in cash and cash equivalents	49.5	50.1	26.2
Cash and cash equivalents at beginning of year	140.1	90.0	63.8
Cash and cash equivalents at end of year	$189.6	$140.1	$90.0
Supplemental Disclosure of Cash Flow Information
Interest paid	$24.4	$25.7	$28.5
Income taxes paid, net of refunds of $0.3 million, zero and $0.5 million, respectively	$18.0	$17.7	$14.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2021	98,496,809	$1.0	15,404,482	$(184.0)	$721.2	$(16.7)	$(23.4)	$498.1	$37.3	$535.4
Net income	—	—	—	—	—	—	100.7	100.7	4.2	104.9
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.4	—	0.4	—	0.4
Retirement benefit plans funded status adjustment (net of related tax expense of $0.9 million)	—	—	—	—	—	3.1	—	3.1	—	3.1
Currency translation adjustment	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	8.1	—	—	8.1	—	8.1
Share issuances, net of shares withheld for taxes	318,971	—	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Dividends	—	—	—	—	—	—	(23.8)	(23.8)	—	(23.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4.4)	(4.4)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	57.5	57.5	6.0	63.5
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.1	—	0.1	—	0.1
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	0.5	—	0.5	—	0.5
Share-based compensation	—	—	—	—	5.1	—	—	5.1	—	5.1
Share issuances, net of shares withheld for taxes	345,666	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(30.8)	(30.8)	—	(30.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(11.8)	(11.8)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
Net income	—	—	—	—	—	—	95.9	95.9	7.6	103.5
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.2	—	0.2	—	0.2
Retirement benefit plans funded status adjustment (net of related tax expense of $1.9 million)	—	—	—	—	—	6.4	—	6.4	—	6.4
Currency translation adjustment	—	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Share-based compensation	—	—	—	—	4.0	—	—	4.0	—	4.0
Share issuances, net of shares withheld for taxes	594,974	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Dividends	—	—	—	—	—		(38.0)	(38.0)	—	(38.0)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(8.1)	(8.1)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method, except for the Company’s materials and supplies inventory, which are determined using the average-cost method. The Company primarily utilizes the contracted sales prices under its coke sales contracts to record lower of cost or net realizable value inventory adjustments. The Company engages an independent third-party to perform surveys of the quantity of metallurgical coal inventory using unmanned aerial system technology. See Note 5.

Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plant, machinery and equipment are generally depreciated over 20 to 30 years. Logistics plant, machinery and equipment are generally depreciated over 15 to 30 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Income. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Additionally, the Company generally capitalizes interest on capital projects with an expected construction period of one year or longer. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred. The amounts of accrued capital expenditures for the years ended December 31, 2024, 2023 and 2022 were $2.7 million, $8.7 million and $15.6 million, respectively. See Note 6 and the Consolidated Statements of Cash Flows.
Intangible Assets
Intangible assets are primarily comprised of permits. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. See Note 7.
Impairment of Long-Lived Assets
Long-lived assets, which includes intangible assets and properties, plants and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company did not identify any triggering events for a review for impairment during the years ended December 31, 2024 and 2023. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset, which are largely driven by our contractual arrangements, are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for the Company's long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. See Note 6 and Note 7.
Income Taxes
Income tax expense (benefit) is determined by applying the provisions of federal and state tax laws to taxable income (loss) during the period. The Company does business in a number of states with differing laws concerning how income subject to each state's tax structure is measured. These laws, as well as changes in tax legislation, impact what effective tax rate is applied to income generated in each state, and the Company makes estimates of how income will be apportioned among various states based on these factors. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. See Note 4.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits of certain of the Company's former coal miners and their dependents. The Company adjusts the liability each year based upon actuarial calculations of the Company's expected future payments for these benefits, including a provision for incurred but not reported losses. Adjustments are recognized in the period the adjustment occurs as a component of selling, general and administrative expense on the Consolidated Statements of Income. See Note 12.

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
Leases
The Company determines if an arrangement contains a lease at inception. The Company recognizes right-of-use assets and lease liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company's leases do not provide an implicit rate of return, therefore, the Company uses its incremental borrowing rate at the inception of the lease to calculate the present value of lease payments. The Company's incremental borrowing rate is determined through market sources for secured borrowings and approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments in similar economic environments. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company has elected to apply the short-term lease exception for all asset classes, therefore, excluding all leases with a term of less than 12 months from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company accounts for lease and non-lease components of an arrangement, such as assets and services, as a single lease component for all asset classes on existing leases. See Note 13.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Income and are generally passed through to the Company's customers. The Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” to account for shipping and handling activities as a promise to fulfill the transfer of coke. See Note 18.
Share-Based Compensation
The Company measures the cost of employee services in exchange for equity instrument awards and cash awards based on the grant-date fair value of the award. Cash awards and the performance metrics of equity awards are remeasured on a quarterly basis. The market metrics of equity awards are not remeasured. The total cost is recognized over the requisite service period. Award forfeitures are accounted for as they occur. The costs of equity awards and cash awards are recorded to additional paid-in capital and accrued liabilities, respectively, on the Consolidated Balance Sheets. See Note 15.
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
Currency Translation
The functional currency of the Company’s Brazilian operations is the Brazilian real. The Company’s Brazil operations translate its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates during the period.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosure of incremental segment information on an interim and annual basis. The Company adopted this standard for the fiscal year ending December 31, 2024 with a retrospective application to all prior periods presented in the financial statements. See Note 19 to our consolidated financial statements for further detail.
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026 as well as interim periods beginning after December 15, 2027 and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2027.
Labor Concentrations
As of December 31, 2024, the Company has 868 employees in the U.S. Approximately 40 percent of the Company's domestic employees, principally at the Company's cokemaking operations, are represented by the United Steelworkers union under various contracts. Additionally, approximately 3 percent of the Company's domestic employees are represented by the International Union of Operating Engineers. Labor agreements at Kanawha River Terminal (“KRT”), SunCoke Lake Terminal (“Lake Terminal”), and Indiana Harbor were renewed in 2022 and will expire on April 30, 2025, June 30, 2025, and September 1, 2026, respectively.
As of December 31, 2024,the Company has 300 employees at the cokemaking facility in Vitória, Brazil, all of whom are represented by Sindimetal-ES - Union of Metallurgists under a labor agreement. During 2024, the labor agreement at the Company's Vitória, Brazil facility was renewed for an additional year, and it expires on October 31, 2025.
3. Customer Concentrations
In 2024, the Company sold approximately 3.5 million tons of coke under long-term, take-or-pay contracts to its two primary customers in the U.S.: Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel,” and United States Steel Corporation (“U.S. Steel”).
The tables below show sales to the Company's significant customers:

	Years Ended December 31,
	2024		2023		2022
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel(1)	$1,237.0	63.9%	$1,349.4	65.4%	$1,182.8	60.0%
U.S. Steel(2)	$284.6	14.7%	$300.8	14.6%	$284.8	14.4%
(1)Represents revenues included in our Domestic Coke segment.
(2)Represents revenues included in our Domestic Coke segment for the year ended December 31, 2024 and revenues included in our Domestic Coke and Logistics segments for the years ended December 31, 2023 and 2022.
The Company generally does not require any collateral with respect to its receivables due under long-term, take-or-pay contracts. Receivables due from Cliffs Steel and U.S. Steel were approximately $48.4 million and $8.5 million as of December 31, 2024, respectively, and $35.7 million and $7.9 million as of December 31, 2023, respectively. These balances comprised approximately 59 percent and 50 percent of the Company's receivables balance as of December 31, 2024 and

2023, respectively. As a result, the Company experiences concentrations of credit risk in its receivables with these customers, which may be affected by changes in economic or other conditions affecting the steel industry.
4. Income Taxes
The components of income before income tax expense are as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Domestic	$118.8	$88.8	$107.1
Foreign	9.7	9.0	14.6
Total	$128.5	$97.8	$121.7
Income tax expense consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Current tax expense (benefit):
U.S. federal	$18.4	$7.9	$4.3
State	(0.7)	4.7	5.4
Foreign	2.8	3.1	4.8
Total current tax expense	20.5	15.7	14.5

Deferred tax expense (benefit):
U.S. federal	5.0	19.7	8.6
State	(0.5)	(1.1)	(6.3)
Total deferred tax expense	4.5	18.6	2.3
Total	$25.0	$34.3	$16.8
The reconciliation of income tax expense at the U.S. statutory rate to income tax expense is as follows:

	Years Ended December 31,
	2024		2023		2022
	(Dollars in millions)
Income tax expense at U.S. statutory rate	$27.0	21.0%	$20.5	21.0%	$25.6	21.0%
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests in partnerships(1)	(1.6)	(1.2)%	(1.3)	(1.3)%	(0.9)	(0.7)%
State and other income taxes, net of federal income tax effects(2)	4.4	3.4%	3.0	3.1%	(0.9)	(0.7)%
Foreign income taxes(3)	—	—%	3.1	3.1%	4.8	4.0%
R&D tax credit(4)	(0.7)	(0.5)%	(0.7)	(0.7)%	(4.0)	(3.4)%
Non-deductible equity compensation	1.7	1.3%	2.8	2.9%	3.0	2.5%
Return to provision adjustments	(2.9)	(2.3)%	(1.8)	(1.8)%	(0.1)	(0.1)%
Change in valuation allowance(3)	(3.0)	(2.3)%	8.8	9.0%	(11.0)	(9.0)%
Other	0.1	0.1%	(0.1)	(0.2)%	0.3	0.2%
Income tax expense at effective tax rate	$25.0	19.5%	$34.3	35.1%	$16.8	13.8%
(1)No income tax expense is reflected in the Consolidated Statements of Income for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility.
(2)During 2024, higher apportioned state tax rates required the revaluation of certain deferred tax liabilities and resulted in deferred tax expense of $1.7 million. The increase in apportioned state rates was mainly driven by tax planning conducted by the Company. Lower apportioned state tax rates required the revaluation of certain deferred tax liabilities and resulted in deferred tax benefits of $4.9 million recorded during 2022. The decrease in apportioned state tax rates in 2022 was partly driven by the dissolution of SunCoke Energy Partners Finance Corp.
(3)During 2024, the Company released a valuation allowance established on the deferred tax assets attributable to existing state net operating losses (“NOLs”) carryforwards, resulting in a deferred tax benefit of $3.5 million. The release of the aforementioned valuation allowance was a result of tax planning conducted by the Company, as the state NOLs carried forward from prior years are now expected to be utilized. The Company also established a $0.6 million valuation allowance, representing a portion of foreign tax credits projected to be unused before expiration.
During 2023, the Company established an $8.4 million valuation allowance, which was a portion of an $11.3 million         valuation allowance that was released during 2022 on deferred tax assets attributable to existing foreign tax credit carryforwards. The release of the valuation allowance during 2022 was a result of new regulations published in 2022 by the U.S. Treasury (2022 Foreign Tax Credit (“FTC”) final regulations) that made foreign taxes paid in future years to certain countries, including Brazil, no longer creditable in the U.S. After tax planning in 2022, the Company expected to be able to utilize its existing foreign tax credits carried forward from prior years.
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
(4)SunCoke conducted an analysis with respect to the Company’s research and development activities, which resulted in a current tax benefit of $0.7 million during both 2024 and 2023 and a deferred tax benefit of $4.0 million during 2022.
The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$2.0	$4.1
Black lung benefit liabilities	3.1	13.2
Share-based compensation	0.2	0.6
Foreign tax credit carryforward(1)	8.9	8.4
State net operating loss carryforward, net of federal income tax effects(2)	10.1	13.2
Other liabilities not yet deductible	14.8	11.4
Total deferred tax assets	39.1	50.9
Less: valuation allowance(3)	(15.0)	(17.9)
Deferred tax asset, net	24.1	33.0
Deferred tax liabilities:
Properties, plants and equipment	(163.7)	(158.3)
Investment in partnerships	(57.2)	(65.1)
Total deferred tax liabilities	(220.9)	(223.4)
Net deferred tax liability	$(196.8)	$(190.4)
(1)Foreign tax credit carryforward expires in 2028 through 2035.
(2)State net operating loss carryforward, net of federal income tax effects expires in 2033 through 2047.

(3)Primarily related to state net operating loss carryforwards and valuation allowance attributable to existing foreign tax credit carryforwards.
The Company's consolidated federal income tax returns have been examined by the IRS for all years through the year ended December 31, 2014. Due to federal tax credit carryforwards generated by the Company for tax years ended going back to 2015, SunCoke is currently open to examination by the IRS for tax years ended December 31, 2015 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
Uncertain Tax Positions
During 2024, 2023 and 2022, the company recorded expense related to uncertain current and prior year tax positions of $0.1 million, $0.1 million and $0.3 million, respectively. At December 31, 2024, 2023 and 2022, the balances of unrecognized tax benefits at were $0.5 million, $0.4 million and $0.3 million, respectively, that, if recognized, will reduce the effective tax rate on income from continuing operations.
There were no associated interest or penalties recognized for the years ended December 31, 2024, 2023 or 2022. The Company expects that nominal unrecognized tax benefits pertaining to income tax matters will be required in the next twelve months.
5. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventory, net of lower of cost or net realizable value adjustments of zero and $2.0 million at December 31, 2024 and 2023, respectively, were as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Coal	$109.3	$107.7
Coke	13.9	17.4
Materials, supplies and other	57.6	57.5
Total inventories	$180.8	$182.6
6. Properties, Plants, and Equipment
The components of net properties, plants and equipment were as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,251.0	$2,193.9
Logistics plant, machinery and equipment	185.4	181.2
Land and land improvements	112.6	110.0
Construction-in-progress	42.9	43.3
Other	49.3	46.3
Gross investment, at cost	2,641.2	2,574.7
Less: accumulated depreciation	(1,497.6)	(1,383.6)
Total properties, plants and equipment, net	$1,143.6	$1,191.1
7. Intangible Assets
Intangible assets, net, include goodwill allocated to our Domestic Coke segment of $3.4 million at both December 31, 2024 and 2023, and other intangibles detailed in the table below, excluding fully amortized intangible assets. There were no changes in the carrying amount of goodwill during the fiscal years ended December 31, 2024 and 2023, respectively.

		December 31, 2024			December 31, 2023
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer relationships	0	$6.7	$6.7	$—	$6.7	$6.2	$0.5
Permits	18	31.7	7.3	24.4	31.7	5.9	25.8
Other	26	1.6	0.2	1.4	1.6	0.2	1.4
Total		$40.0	$14.2	$25.8	$40.0	$12.3	$27.7
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency (“EPA”) and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 4.4 years.
Total amortization expense for intangible assets subject to amortization was $1.9 million, $2.1 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2024, we estimate amortization expense for each of the next five years and the aggregate amount thereafter as follows:

(Dollars in millions)
2025	$1.5
2026	1.5
2027	1.4
2028	1.4
2029	1.4
2030-Thereafter	18.6
Total	$25.8
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
The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2024	2023
	(Dollars in millions)
Asset retirement obligation at beginning of year	$14.1	$13.8
Liabilities settled	—	(0.7)
Accretion expense(1)	1.0	1.0
Revisions in estimated cash flows(2)	2.2	—
Asset retirement obligation at end of year(3)	$17.3	$14.1

(1)Included in cost of products sold and operating expenses on the Consolidated Statements of Income.
(2)Revisions of estimated cash flows in 2024 were primarily due to the timing of projected spending on certain obligations.
(3)The current portion of the asset retirement obligation liability was $0.1 million at December 31, 2024 and is classified in accrued liabilities on the Consolidated Balance Sheets. There was no current portion of the asset retirement obligation liability at December 31, 2023.
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
Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Interest cost on benefit obligations	$0.8	$0.9	$0.6
Amortization of:
Actuarial losses	0.4	0.4	0.7
Prior service benefit	(0.1)	(0.2)	(0.2)
Total expense	$1.1	$1.1	$1.1
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2024	2023	2022
Discount rate	4.95%	5.25%	2.50%
The following amounts were recognized as components of other comprehensive income (loss) before related tax impacts:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.4	$0.4	$0.7
Prior service benefit amortization	(0.1)	(0.2)	(0.2)
Retirement benefit plan funded status adjustments:
Actuarial gain (loss)(1)	8.3	(0.6)	4.0
	$8.6	$(0.4)	$4.5
(1)The actuarial gain for the year ended December 31, 2024 was primarily due to the remeasurement of the retirement benefit plan obligation associated with a plan amendment during the current year period.

The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Benefit obligation at beginning of year	$18.1	$18.8
Interest cost	0.8	0.9
Actuarial (gain) loss	(8.3)	0.6
Benefits paid	(2.0)	(2.2)
Benefit obligation at end of year(1)	$8.6	$18.1
(1)The current portion of retirement benefit liabilities, which totaled $1.0 million and $2.3 million at December 31, 2024 and 2023, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The following table sets forth the cumulative amounts not yet recognized in net income:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Cumulative amounts not yet recognized in net income:
Actuarial losses	$4.0	$5.4
Prior service benefits(1)	(7.8)	(0.7)
Accumulated other comprehensive (income) loss (before related tax benefit)	$(3.8)	$4.7
(1)The increase in prior service benefits not yet recognized in net income in 2024 reflects the impact of the remeasurement of the retirement benefit plan obligation associated with a plan amendment during the current year period.
The expected benefit payments through 2034 for the postretirement benefit plan are as follows:

(Dollars in millions)

2025	$1.1
2026	1.0
2027	0.9
2028	0.9
2029	0.8
2030 through 2034	$3.4
The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2024	2023
Discount rate	5.40%	4.95%
The health care cost trend assumption used at to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 6.50 percent and 6.75 percent at December 31, 2024 and 2023, respectively, which are both assumed to decline gradually to 5.00 percent in 2031 and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are charged against income as incurred, amounted to $8.5 million, $7.9 million and $7.9 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

10. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2024	2023
	(Dollars in millions)
Accrued benefits	$28.7	$26.8
Current portion of postretirement benefit obligation	1.0	2.3
Other taxes payable	10.2	10.4
Current portion of black lung liability	1.0	5.0
Lease liabilities	2.7	2.5
Other	9.0	4.7
Total accrued liabilities	$52.6	$51.7
11. Debt and Financing Obligations
Total debt and financing obligations consisted of the following:

	December 31,
	2024	2023
	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	—
Total borrowings	$500.0	$500.0
Debt issuance costs	(7.7)	(9.7)
Total long-term debt	$492.3	$490.3
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
As of December 31, 2024, the Revolving Facility had no outstanding balance leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $13.6 million, which do not reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.175 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke's option, at a variable rate per annum equal to either (i) an adjusted term secured overnight financing rate (“SOFR”) rate (defined as SOFR for a specified term plus a credit spread adjustment of 10 basis points, subject to a zero percent floor) plus 1.50 percent or (ii) an alternate base rate plus 0.50 percent. The applicable margin is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 6.9 percent during 2024.

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
As of December 31, 2024, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2024, the combined aggregate amount of maturities for long-term borrowings for each of the next five years and thereafter is as follows:

(Dollars in millions)
2025	$—
2026	—
2027	—
2028	—
2029	500.0
2030-Thereafter	—
Total	$500.0
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
On February 1, 2013, SunCoke obtained commercial insurance for state and federal black lung claims, in excess of a deductible, for employees with a last date of employment after that date. For claims based on employment that ended prior to February 1, 2013, SunCoke was reauthorized by the U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) to self-insure its black lung liabilities for $8.4 million. On February 21, 2020, DCMWC made an initial security determination to increase the amount of SunCoke’s collateral requirement for self-insured claims to $40.4 million. The Company appealed the security determination to the DCMWC. On August 13, 2024, the Company and DCMWC agreed that the Company would make a lump sum payment of $36.0 million to satisfy its self-insured federal black lung liabilities, with limited exceptions estimated to be approximately $1.4 million. In exchange, the DCMWC agreed to permanently assume responsibility for payment of black lung benefits for claims based on employment that ended prior to February 1, 2013, and SunCoke received a certificate of exemption that eliminates the Company’s responsibility for future payments arising from claims based on employment that ended prior to February 1, 2013, excluding limited exceptions estimated to be approximately $1.4 million. This agreement resulted in a reduction of $45.5 million of the Company's black lung liability, and a one-time gain of $9.5 million within selling, general and administrative expenses on the Consolidated Statements of Income during the year ended December 31, 2024. The Company no longer maintains any collateral to self-insure its former black lung liabilities incurred prior to February 1, 2013. The Company’s commercially insured federal and state black lung liabilities are not impacted by this agreement.
Additionally, on January 19, 2023, the Department of Labor proposed a new rule that would require self-insured operators to post collateral in the amount of 120 percent of the company's total expected lifetime black lung liabilities as determined by the DCMWC. This proposed new rule and any future rulings would not apply to SunCoke as a result of the regulatory exemption detailed above.
The following table summarizes discount rates utilized, active claims and total black lung liabilities:

	December 31,
	2024	2023
	(Dollars in millions)
Discount rate(1)	4.5%	4.5%
Active claims	57	311
Total black lung liability, discounted(2)	$13.7	$58.2
Total black lung liability, undiscounted	$25.3	$96.0
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $0.4 million in 2024.
(2)The current portion of the black lung liability was $1.0 million and $5.0 million at December 31, 2024 and 2023, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.

Expected payments for each of the five succeeding years and the aggregate amount thereafter as of December 31, 2024:

(Dollars in millions)
2025	$1.0
2026	0.9
2027	1.5
2028	1.1
2029	0.9
2030-Thereafter	19.9
Total	$25.3
The following table reconciles the expected aggregate undiscounted amount to amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2024	2023
	(Dollars in millions)
Black lung liability, undiscounted	$25.3	$96.0
Impact of discounting	(11.6)	(37.8)
Black lung liability, discounted	$13.7	$58.2
The following table summarizes the annual black lung payments and expense (benefit):

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Payments(1)	$40.4	$5.4	$5.0
(Benefit) expense(2)	$(4.1)	$5.5	$(0.2)
(1)Payments for the year ended December 31, 2024 represent $4.4 million of black lung benefit payments made by the Company and the $36.0 million payment made to the DCMWC related to the regulatory exemption detailed above.
(2)The benefit for the year ended December 31, 2024 includes $5.4 million of accretion expense of the black lung liability and a $9.5 million gain related to the regulatory exemption detailed above. The $9.5 million gain is included in selling, general and administrative expense on the Consolidated Statement of Income.
13. Leases
The Company's operating leases consist primarily of leases for land, office space, equipment, railcars and locomotives. Certain of our long-term leases include one or more options to renew or to terminate, with renewal terms that can extend the lease term from one month to 50 years. The Company's finance leases are immaterial to our consolidated financial statements.

The components of lease expense were as follows:

	Years ended December 31,
	2024	2023
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$2.4	$2.3
Selling, general and administrative expenses	0.5	0.5
	$2.9	$2.8
Short-term leases:
Cost of products sold and operating expenses(1)(2)	5.5	4.0
Total lease expense	$8.4	$6.8
(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.
(2)Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Supplemental balance sheet information related to leases was as follows:

		Years ended December 31,
	Financial Statement Classification	2024	2023
		(Dollars in millions)
Operating ROU assets	Deferred charges and other assets	$11.5	$11.6

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$2.4	$2.3
Noncurrent operating lease liabilities	Other deferred credits and liabilities	8.5	8.6
Total operating lease liabilities		$10.9	$10.9
The weighted average remaining lease term and weighted average discount rate were as follows:

	Years ended December 31,
	2024	2023
Weighted average remaining lease term of operating leases	8.4 years	7.1 years
Weighted average discount rate of operating leases	5.0%	4.7%
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2024	2023
	(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.6	$2.5
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$2.3	$2.6

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

(Dollars in millions)

2025	$2.8
2026	2.0
2027	1.6
2028	1.6
2029	1.4
2030-Thereafter	4.2
Total lease payments	13.6
Less: imputed interest	2.7
Total lease liabilities	$10.9
14. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive income (loss), net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2022	$(3.4)	$(9.6)	$(13.0)
Other comprehensive income before reclassifications / adjustments	0.1	0.5	0.6
Retirement benefit plans funded status adjustment	(0.4)	—	(0.4)
Net current period change in accumulated other comprehensive income (loss)	(0.3)	0.5	0.2
At December 31, 2023	$(3.7)	$(9.1)	$(12.8)
Other comprehensive income before reclassifications / adjustments	0.2	(1.5)	(1.3)
Retirement benefit plans funded status adjustment	6.4	—	6.4
Net current period change in accumulated other comprehensive income (loss)	6.6	(1.5)	5.1
At December 31, 2024	$2.9	$(10.6)	$(7.7)
The Company recorded tax expense of $0.9 million and a tax benefit of $1.0 million associated with the Company's benefit plans as of December 31, 2024 and 2023, respectively.
The decrease in net income due to reclassification adjustments from accumulated other comprehensive income (loss) were as follows(1):

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Amortization of benefit plans to net income:(2)
Actuarial loss	$(0.4)	$(0.4)	$(0.7)
Prior service benefit	0.1	0.2	0.2
Total before taxes	(0.3)	(0.2)	(0.5)
Income tax	0.1	0.1	0.1
Total, net of tax	$(0.2)	$(0.1)	$(0.4)
(1)Amounts in parentheses indicate a decrease to net income.
(2)These accumulated other comprehensive income (loss) components are included in the computation of postretirement benefit plan expense and included in interest expense, net on the Consolidated Statements of Income. See Note 9.

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
Stock Options
Stock options granted by the Company vest in three equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. There were no stock options granted by the Company during the years ended December 31, 2024, 2023 and 2022.
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2024 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding and Exercisable December 31, 2023	1,199,656	$14.89	2.3	$0.5
Exercised	(283,642)	$10.01
Expired	(323,228)	$20.00
Outstanding and Exercisable December 31, 2024	592,786	$14.45	1.1	$0.2
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised in 2024, 2023 and 2022 was $0.5 million, $0.1 million, and $0.2 million, respectively.
Restricted Stock Units Settled in Shares
The Company issues restricted stock units (“RSUs”) to be settled in shares of the Company's common stock to certain employees and members of the Board of Directors. The Company granted the following RSUs during the years ended December 31, 2024, 2023 and 2022:

	Number of RSUs	Weighted Average Grant-Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2024 grants	268,565	$10.86	$2.9
2023 grants	352,646	$8.97	$3.2
2022 grants	346,600	$7.62	$2.6
The RSUs granted to employees vest and become payable in three annual installments beginning one year from the date of grant. RSUs granted to the Company's Board of Directors vest upon grant, but are issued upon termination of board service.

The following table summarizes information with respect to RSUs outstanding as of December 31, 2024 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2023	715,270	$8.12
Granted	268,565	$10.86
Vested	(320,662)	$7.78
Nonvested at December 31, 2024	663,173	$9.40
Total grant date fair value of RSUs vested was $2.5 million, $2.1 million and $1.7 million during 2024, 2023 and 2022, respectively.
Performance Share Units
The Company grants performance share units (“PSUs”), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.
The Company granted the following PSUs during the years ended December 31, 2024, 2023 and 2022:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2024 grant(1)	162,510	$10.96	$1.8
2023 grant(1)	147,232	$9.84	$1.4
2022 grant(1)	154,860	$8.40	$1.3
(1)The service period for the 2024, 2023, and 2022 PSUs ends on December 31, 2026, 2025 and 2024, and the awards will vest during the first quarter of 2027, 2026 and 2025, respectively. The service period for certain retiree eligible participants is accelerated.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital (“ROIC”) performance measure for its coke and logistics businesses and unallocated corporate expenses. The number of PSUs ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the NASDAQ U.S. Benchmark Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout (between 80 percent and 120 percent of the 2024, 2023 and 2022 awards) of the Company's final performance measure results. The 2024, 2023 and 2022 awards may vest between 25 percent and 200 percent of the original units granted. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2024 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2023	452,825	$7.50
Granted	162,510	$10.96
Performance adjustments	175,847	$11.51
Vested	(326,580)	$11.51
Nonvested at December 31, 2024	464,602	$9.94

Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2024, 2023 and 2022, the Company issued 165,384, 216,547 and 250,615 restricted stock units to be settled in cash (“Cash RSUs”), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2024, 2023 and 2022, was $10.96, $9.24 and $7.56, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2024 was adjusted based on the closing price of our common stock on December 31, 2024 of $10.70 per share. The Cash RSU liability was $2.6 million and $2.8 million at December 31, 2024 and 2023, respectively.
Cash Incentive Award
As of May 12, 2022, The Company grants performance-based, cash settled awards to eligible participants under the Omnibus Plan. All awards vest immediately upon a change in control and a qualifying termination of employment as defined by the Omnibus Plan. The cash incentive award liability is included in accrued liabilities and other deferred credits and liabilities on the Consolidated Balance Sheets. As of the effective date, new awards will no longer be granted under the SunCoke Energy, Inc. Long-Term Cash Incentive Plan (“SunCoke LTCIP”). The awards previously granted under the SunCoke LTCIP were not modified or impacted by the adoption of the Omnibus Plan.
The Company issued a grant date fair value award of $2.6 million, $2.2 million and $2.0 million during the years ended December 31, 2024, 2023 and 2022, respectively, for which the service periods end on December 31, 2026, 2025 and 2024, respectively, and the awards will vests during the first quarter of 2027, 2026 and 2025, respectively. The service period for certain retiree eligible participants is accelerated. The 2024, 2023 and 2022 awards are split 50/50 between the Adjusted EBITDA and ROIC metrics, consistent with the PSU awards, but is not impacted by the TSR modifier. See above for details.
The cash incentive award liability at December 31, 2024 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $6.8 million and $8.1 million at December 31, 2024 and 2023, respectively.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over for each award:

	Years Ended December 31,
	2024	2023	2022	2024	2023	2022	December 31, 2024
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
RSUs	$2.5	$2.9	$2.5	$1.9	$2.3	$1.9	$1.1	2.0
PSUs	1.4	1.9	3.9	1.1	1.4	3.0	$0.8	1.8
Total equity awards	$3.9	$4.8	$6.4	$3.0	$3.7	$4.9
Liability Awards:
Cash RSUs	$1.9	$2.6	$2.1	$1.4	$2.0	$1.6	$1.3	1.7
Cash incentive award	2.1	2.7	5.1	1.6	2.0	3.9	$1.4	1.7
Total liability awards	$4.0	$5.3	$7.2	$3.0	$4.0	$5.5
(1)Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million, $0.3 million, and $0.3 million of share-based compensation to the Company's Board of Directors in addition to RSUs included in the table above during the years ended December 31, 2024, 2023 and 2022, respectively.

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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2024	2023	2022
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.1	84.7	83.8
Add: effect of dilutive share-based compensation awards	0.2	0.2	0.8
Weighted-average number of shares-diluted	85.3	84.9	84.6
The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2024	2023	2022
	(Shares in millions)
Stock options	0.6	1.2	1.6
Performance share units	0.1	—	—
Total	0.7	1.2	1.6
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash and cash equivalents were measured at fair value at December 31, 2024 and December 31, 2023 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2024 and 2023, the fair value of the Company’s long-term debt was estimated to be $454.9 million and $450.2 million, respectively, compared to a carrying amount of $500.0 million at both periods. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.

18. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements. These agreements require us to produce and deliver the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As of December 31, 2024, our coke sales agreements have approximately 19.1 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately nine years.
Sales prices for coke sold under our long-term, take-or-pay agreements include an operating cost component, a coal cost component and a return of capital component. Operating costs under four of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other three coke sales agreements, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Our coke sales agreements contain pass-through provisions for coal and coal procurement costs, subject to meeting contractual coal-to-coke yields. To the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. The reimbursement of pass-through operating and coal costs from these coke sales agreements are considered to be variable consideration components included in the cokemaking sales price. The return of capital component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. This component of our coke sales prices is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is also impacted by favorable or unfavorable performance on pass-through cost items. Revenues are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.
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
Estimated take-or-pay revenue of approximately $64.3 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2024.
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2024	2023	2022

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,766.5	$1,898.5	$1,791.3
Energy	47.9	47.3	61.5
Logistics	81.3	73.1	76.7
Operating and licensing fees	35.1	35.2	38.0
Other	4.6	9.1	5.0
Sales and other operating revenue	$1,935.4	$2,063.2	$1,972.5
See Note 3 Customer Concentrations for further detail on operating revenue.
19. Business Segment Information
The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operational support and management. The Company reports its business through three reportable segments: Domestic Coke, Brazil Coke and Logistics. The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity.
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
In considering the financial performance of the business, the chief operating decision maker (“CODM”), who is the Company’s President and Chief Executive Officer, evaluates the performance of its segments based on Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, transaction costs, and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). The CODM uses this measure to help determine the allocation of costs and resources to our reportable segments. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.

The following tables include Adjusted EBITDA reportable segments, as defined above, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance.

	Year Ended December 31, 2024
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$1,817.3	$35.1	$83.0	$1,935.4
Intersegment revenues	—	—	22.9	22.9
Net revenues	$1,817.3	$35.1	$105.9	$1,958.3

Reconciliation of revenue
Elimination of intersegment revenues				(22.9)
Total consolidated revenues				$1,935.4

Less:(1)
Operating and maintenance expense	$306.4	$21.9	$53.8
Cost of products sold and other expenses(2)	1,244.2	—	—
Selling, general and administrative expenses	32.0	3.3	1.7
Adjusted EBITDA reportable segments	$234.7	$9.9	$50.4	$295.0
Depreciation and amortization expense				118.9
Interest expense, net(3)				23.4
Other corporate expenses(4)				24.2
Income before income tax expense				$128.5

(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $23.4 million reflects (i) consolidated interest expense of $28.7 million and (ii) consolidated interest income of $5.3 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Year Ended December 31, 2023
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$1,954.0	$35.2	$74.0	$2,063.2
Intersegment revenues	—	—	22.1	22.1
Net revenues	$1,954.0	$35.2	$96.1	$2,085.3

Reconciliation of revenue
Elimination of intersegment revenues				(22.1)
Total consolidated revenues				$2,063.2

Less:(1)
Operating and maintenance expense	$305.1	$22.7	$50.3
Cost of products sold and other expenses(2)	1,368.6	—	—
Selling, general and administrative expenses	32.5	3.4	1.5
Adjusted EBITDA reportable segments	$247.8	$9.1	$44.3	$301.2
Depreciation and amortization expense				142.8
Interest expense, net(3)				27.3
Other corporate expenses(4)				33.3
Income before income tax expense				$97.8
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $27.3 million reflects (i) consolidated interest expense of $30.0 million and (ii) consolidated interest income of $2.7 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Year Ended December 31, 2022
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$1,856.9	$38.0	$77.6	$1,972.5
Intersegment revenues	—	—	28.9	28.9
Net revenues	$1,856.9	$38.0	$106.5	$2,001.4

Reconciliation of revenue
Elimination of intersegment revenues				(28.9)
Total consolidated revenues				$1,972.5

Less:(1)
Operating and maintenance expense	$294.4	$19.8	$55.2
Cost of products sold and other expenses(2)	1,263.7	—	—
Selling, general and administrative expenses	35.4	3.7	1.6
Adjusted EBITDA reportable segments	$263.4	$14.5	$49.7	$327.6
Depreciation and amortization expense				142.5
Interest expense, net(3)				32.0
Other corporate expenses(4)				31.4
Income before income tax expense				$121.7
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $32.0 million reflects (i) consolidated interest expense of $32.7 million and (ii) consolidated interest income of $0.7 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$105.2	$129.4	$126.8
Brazil Coke	0.3	0.3	0.2
Logistics	12.6	12.8	14.5
Total reportable segments	$118.1	$142.5	$141.5
Corporate and Other	0.8	0.3	1.0
Total depreciation and amortization expense	$118.9	$142.8	$142.5

Capital expenditures:
Domestic Coke	$64.2	$103.2	$70.3
Brazil Coke	8.0	0.4	0.1
Logistics	0.2	5.1	4.5
Total reportable segments	$72.4	$108.7	$74.9
Corporate and Other	0.5	0.5	0.6
Total capital expenditures	$72.9	$109.2	$75.5
The following table sets forth the Company’s segment assets:

	December 31,
	2024	2023
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,351.1	$1,405.5
Brazil Coke	10.2	11.9
Logistics	158.2	158.4
Total reportable segments	$1,519.5	$1,575.8
Corporate and Other	148.7	84.6
Total assets	$1,668.2	$1,660.4

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2024, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks that internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report on our internal control over financial reporting, which is contained in Item 8, “Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”), which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
Item 11.Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.
Item 14.Principal Accountant Fees and Services
Our independent registered accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
The other information required to be disclosed by this item is incorporated herein by reference to our 2025 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2024.

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

10.6.1^
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.6.2^
Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.3^
Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.4^
Fourth Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2017 incorporated by reference herein to Exhibit 10.7.4 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

10.7^
SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of December 8, 2021 (incorporated by reference herein to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.8^
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of December 8, 2021 (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.9^
SunCoke Energy, Inc. Amended and Restated Directors’ Deferred Compensation Plan, effective as of February 23, 2022 (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.10^
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.11†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No.. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.4†
Amendment No. 7 to Coke Supply Agreement, dated July 30, 2020, by and among Jewell Coke Company, L.P., ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.12†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.4
Amendment No. 8 to Coke Purchase Agreement, dated July 30, 2020, by and among Haverhill Coke Company (f/k/a Haverhill North Coke Company), ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.13†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.13.1†
Second Amendment to Coke Purchase Agreement, dated July 7, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 3, 2020, File No. 001-35243)

10.13.2
Third Amendment to Coke Purchase Agreement, dated October 8, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.14†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement, dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.15†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-173022)

10.15.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.15.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015, File No. 001-35243)

10.15.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.15.4†
Amendment No. 4 to Coke Sale and Feed Water Processing Agreement, dated as of October 18, 2024, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2024, File No. 001-35243)

10.16†
Amended and Restated Coke Purchase Agreement, dated as of September 1, 2009, by and between Middletown Coke Company, LLC, a subsidiary of the Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.34 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.17†
Second Amended and Restated Coke Purchase Agreement, dated as of April 18, 2023, by and between Indiana Harbor Coke Company, L.P. and Cleveland-Cliffs Steel LLC (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2023, File No. 001-35243)

10.18
Advisory Agreement, dated as of May 16, 2024, by and between SunCoke Energy, Inc. and Michael G. Rippey (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2024, File No. 001-35243)

19.1*	SunCoke Energy, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant (filed herewith)

22.1*	List of Issuers and Guarantor Subsidiaries (filed herewith)

23.1*	Consent of KPMG LLP (filed herewith)

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 21, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Provided herewith.

^	Management contract or compensatory plan or arrangement.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

SUNCOKE ENERGY, INC.

By:	/s/ Mark W. Marinko
Mark W. Marinko Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signature	Title

/s/ Katherine T. Gates	President, Chief Executive Officer and Director (Principal Executive Officer)
Katherine T. Gates

/s/ Mark W. Marinko	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark W. Marinko

/s/ Arthur F. Anton	Chairman of the Board
Arthur F. Anton

/s/ Martha Z. Carnes	Director
Martha Z. Carnes

/s/ Ralph M. Della Ratta, Jr.	Director
Ralph M. Della Ratta, Jr.

/s/ Susan R. Landahl	Director
Susan R. Landahl

/s/ Michael W. Lewis	Director
Michael W. Lewis

/s/ Andrei A. Mikhalevsky	Director
Andrei A. Mikhalevsky