Form 10-Q
period 2025-03-31
SunCoke Energy, Inc.
filed 2025-04-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 25, 2025, there were 84,651,097 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

SUNCOKE ENERGY, INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
We have made forward-looking statements in this Quarterly Report on Form 10-Q, including, among others, in the sections entitled “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Such forward-looking statements are based on management’s beliefs, expectations and assumptions based upon information currently available, and include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities (including, among other things, continued expansion into the foundry coke market), the influence of competition, and the effects of future legislation or regulations. In addition, statements in this Quarterly Report on Form 10-Q concerning future dividend declarations are subject to approval by our Board of Directors and will be based upon circumstances then existing. Forward-looking statements are not guarantees of future performance, but are based upon the current knowledge, beliefs and expectations of SunCoke management, and upon assumptions by SunCoke concerning future conditions, any or all of which ultimately may prove to be inaccurate.
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
•our ability to enter into new, or renew existing, long-term agreements upon favorable terms for the sale of coke, steam, or electric power, or for handling services of coal and other products (including transportation, storage and mixing);
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$436.0	$488.4
Costs and operating expenses
Cost of products sold and operating expenses	362.3	402.2
Selling, general and administrative expenses	14.7	18.4
Depreciation and amortization expense	28.8	33.3
Total costs and operating expenses	405.8	453.9
Operating income	30.2	34.5
Interest expense, net	5.2	6.3
Income before income tax expense	25.0	28.2
Income tax expense	5.6	7.1
Net income	19.4	21.1
Less: Net income attributable to noncontrolling interests	2.1	1.1
Net income attributable to SunCoke Energy, Inc.	$17.3	$20.0
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.20	$0.24
Diluted	$0.20	$0.23
Weighted average number of common shares outstanding:
Basic	85.5	85.0
Diluted	85.6	85.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Net income	$19.4	$21.1
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	(0.1)	0.1
Currency translation adjustment	0.3	(0.2)
Comprehensive income	19.6	21.0
Less: Comprehensive income attributable to noncontrolling interests	2.1	1.1
Comprehensive income attributable to SunCoke Energy, Inc.	$17.5	$19.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$193.7	$189.6
Receivables, net	80.7	96.6
Inventories	209.7	180.8
Other current assets	11.7	7.6
Total current assets	495.8	474.6
Properties, plants and equipment (net of accumulated depreciation of $1,526.0 million and $1,497.6 million at March 31, 2025 and December 31, 2024, respectively)	1,122.6	1,143.6
Intangible assets, net	28.9	29.2
Deferred charges and other assets	21.1	20.8
Total assets	$1,668.4	$1,668.2
Liabilities and Equity
Accounts payable	$152.7	$153.2
Accrued liabilities	35.6	51.6
Interest payable	6.1	—
Income tax payable	11.9	1.0
Total current liabilities	206.3	205.8
Long-term debt	492.9	492.3
Accrual for black lung benefits	12.7	12.7
Retirement benefit liabilities	7.2	7.6
Deferred income taxes	194.6	196.8
Asset retirement obligations	17.5	17.2
Other deferred credits and liabilities	22.7	24.8
Total liabilities	953.9	957.2
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,055,579 and 99,756,420 shares at March 31, 2025 and December 31, 2024, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2025 and December 31, 2024	(184.0)	(184.0)
Additional paid-in capital	730.2	732.8
Accumulated other comprehensive loss	(7.5)	(7.7)
Retained earnings	144.9	138.1
Total SunCoke Energy, Inc. stockholders’ equity	684.6	680.2
Noncontrolling interest	29.9	30.8
Total equity	714.5	711.0
Total liabilities and equity	$1,668.4	$1,668.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$19.4	$21.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28.8	33.3
Deferred income tax (benefit) expense	(2.2)	0.4
Share-based compensation expense	0.4	1.3
Changes in working capital pertaining to operating activities:
Receivables, net	15.9	(23.0)
Inventories	(28.9)	(5.6)
Accounts payable	(3.3)	(8.1)
Accrued liabilities	(11.8)	(12.0)
Interest payable	6.1	6.1
Income taxes	10.9	5.9
Other operating activities	(9.5)	(9.4)
Net cash provided by operating activities	25.8	10.0
Cash Flows from Investing Activities
Capital expenditures	(4.9)	(15.5)
Other investing activities	0.3	0.4
Net cash used in investing activities	(4.6)	(15.1)
Cash Flows from Financing Activities
Proceeds from revolving facility	—	11.0
Repayment of revolving facility	—	(11.0)
Dividends paid	(10.9)	(9.0)
Cash distribution to noncontrolling interests	(3.0)	(2.2)
Other financing activities	(3.2)	(3.7)
Net cash used in financing activities	(17.1)	(14.9)
Net increase (decrease) in cash and cash equivalents	4.1	(20.0)
Cash and cash equivalents at beginning of period	189.6	140.1
Cash and cash equivalents at end of period	$193.7	$120.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$—	$—
Income taxes paid, net of refunds of $3.8 million and zero, respectively	$(3.2)	$0.7
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
Net income	—	—	—	—	—	—	17.3	17.3	2.1	19.4
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—	—	0.3	—	0.3	—	0.3
Share-based compensation	—	—	—	—	0.4	—	—	0.4	—	0.4
Share issuances, net of shares withheld for taxes	299,159	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(10.5)	(10.5)	—	(10.5)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(3.0)	(3.0)
At March 31, 2025	100,055,579	$1.0	15,404,482	$(184.0)	$730.2	$(7.5)	$144.9	$684.6	$29.9	$714.5
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
We also own and operate a logistics business that provides export and domestic material handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Our logistics terminals, which are strategically located to reach Gulf Coast, East Coast, Great Lakes and international ports, have the collective capacity to mix and/or transload more than 40 million tons of coal and other products annually and have storage capacity of approximately 3 million tons.
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2025 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
2. Inventories
The components of inventories were as follows:

	March 31, 2025	December 31, 2024

	(Dollars in millions)
Coal	$136.4	$109.3
Coke	15.6	13.9
Materials, supplies and other	57.7	57.6
Total inventories	$209.7	$180.8

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both March 31, 2025 and December 31, 2024, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		March 31, 2025			December 31, 2024
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Permits	17	31.7	7.6	24.1	31.7	7.3	24.4
Other	25	1.6	0.2	1.4	1.6	0.2	1.4
Total		$33.3	$7.8	$25.5	$33.3	$7.5	$25.8
Total amortization expense for intangible assets subject to amortization was $0.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Income before income tax expense	$25.0	$28.2
Income tax expense	5.6	7.1
Effective tax rate	22.4%	25.2%
Income taxes recorded during the three months ended March 31, 2025 and 2024 included immaterial discrete items.
The Company's effective tax rate was 22.4 percent and 25.2 percent for the three months ended March 31, 2025 and 2024, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes, valuation allowances established on unused foreign tax credits projected for the current period, compensation deduction limitations under Section 162(m) of the Internal Revenue Code and earnings attributable to its noncontrolling ownership interests in a partnership.
5. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024

	(Dollars in millions)
Accrued benefits	$12.6	$28.7
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	12.7	10.2
Current portion of black lung liability	1.1	1.0
Lease liabilities	2.8	2.7
Other	5.4	8.0
Total accrued liabilities	$35.6	$51.6

6. Debt
Total debt consisted of the following:

	March 31, 2025	December 31, 2024

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	—
Total borrowings	$500.0	$500.0
Debt issuance costs	(7.1)	(7.7)
Total debt	$492.9	$492.3
Revolving Facility
As of March 31, 2025, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $9.6 million, which do not reduce the Revolving Facility's available balance.
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
As of March 31, 2025, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
7. Commitments and Contingent Liabilities
Legal Matters
Between 2005 and 2012, the EPA and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations (“NOVs”), alleging violations of air emission operating permits for our Haverhill and Granite City cokemaking facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency to address the allegations and, in November 2014, entered into a consent decree with these parties in federal district court in the Southern District of Illinois. The consent decree included a civil penalty paid in December 2014, and a commitment to undertake capital projects to improve reliability and enhance environmental performance. On March 21, 2025, the United States filed a motion to terminate the consent decree for the Haverhill facility, which was granted by the court on March 25, 2025. Therefore, the consent decree is no longer in effect for Haverhill.
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
8. Share-Based Compensation
Equity Classified Awards
During the three months ended March 31, 2025, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.

Restricted Stock Units Settled in Shares
During the three months ended March 31, 2025, the Company issued 199,178 restricted stock units (“RSU”) to certain employees, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $9.20 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.
Performance Share Units
Performance share units (“PSU”) were granted to certain employees to be settled in shares of the Company's common stock during the three months ended March 31, 2025, for which the service period will end on December 31, 2027, and will vest and become issuable during the first quarter of 2028. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	99,589	$9.32
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
Each PSU award may vest between 25 percent and 240 percent of the original units granted. The fair value of the PSUs granted during the three months ended March 31, 2025 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the three months ended March 31, 2025, the Company issued 157,988 restricted stock units to certain employees to be settled in cash (“Cash RSU”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the three months ended March 31, 2025 was $9.20 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $0.8 million at March 31, 2025 and $2.6 million at December 31, 2024.
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
The Company issued awards with an aggregate grant date fair value of approximately $1.8 million during the three months ended March 31, 2025, for which the service period will end on December 31, 2027 and will vest and become payable during the first quarter of 2028. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at March 31, 2025 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $3.5 million at March 31, 2025 and $6.8 million at December 31, 2024.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended March 31,
	2025	2024	March 31, 2025

	Compensation Expense(1)		Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)		(Dollars in millions)	(Years)
Equity Awards:
RSUs	$0.2	$0.4	$2.7	2.2
PSUs	0.2	0.9	1.6	2.2
Total equity awards	$0.4	$1.3
Liability Awards:
Cash RSUs	$—	$0.5	$2.3	1.8
Cash incentive award	0.4	1.0	2.9	2.2
Total liability awards	$0.4	$1.5
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended March 31,
	2025	2024

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.5	85.0
Add: Effect of dilutive share-based compensation awards	0.1	0.3
Weighted-average number of shares-diluted	85.6	85.3
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024

	(Shares in millions)
Stock options	0.3	0.6
Performance share units	0.1	—
Total	0.4	0.6
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2025 and December 31, 2024 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2025 and December 31, 2024, the fair value of the Company’s total debt was estimated to be $456.7 million and $454.9 million, respectively, compared to a carrying amount of $500.0 million at both periods. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of March 31, 2025, our coke sales agreements have approximately 18.7 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately nine years.
While the revenues in our Domestic Coke segment are primarily tied to blast furnace coke sales made under long-term, take-or-pay agreements, we also produce and sell foundry coke out of our Jewell cokemaking facility. Foundry coke sales are generally made under annual agreements with our customers for an agreed upon price and do not contain take-or-pay volume commitments.
Non-contracted blast furnace coke sales are produced utilizing capacity in excess of our long-term, take-or-pay agreements and foundry coke. These non-contracted blast furnace coke sales are generally sold on a spot basis at the current market price into the global export and North American coke markets, and do not contain the same provisions as our long-term, take-or-pay agreements.
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

Estimated take-or-pay revenue of approximately $53.4 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of March 31, 2025.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$391.3	$446.7
Energy	12.8	11.9
Logistics	22.1	20.3
Operating and licensing fees	7.8	8.3
Other	2.0	1.2
Sales and other operating revenue	$436.0	$488.4
The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$299.3	$317.3
U.S. Steel	60.0	72.0
Other	76.7	99.1
Sales and other operating revenue	$436.0	$488.4
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

	Three Months Ended March 31, 2025
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$405.8	$7.8	$22.4	$436.0
Intersegment revenues	—	—	5.6	5.6
Net revenues	405.8	7.8	28.0	441.6

Reconciliation of revenue
Elimination of intersegment revenues				(5.6)
Total consolidated revenues				436.0

Less:(1)
Operating and maintenance expense	71.1	4.8	14.0
Cost of products sold and other expenses(2)	277.9	—	—
Selling, general and administrative expenses	6.9	0.7	0.3
Adjusted EBITDA reportable segments	49.9	2.3	13.7	65.9
Depreciation and amortization expense				28.8
Interest expense, net(3)				5.2
Other corporate expenses(4)				6.9
Income before income tax expense				$25.0
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $5.2 million reflects (i) consolidated interest expense of $6.8 million and (ii) consolidated interest income of $1.6 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Three Months Ended March 31, 2024
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$459.5	$8.3	$20.6	$488.4
Intersegment revenues	—	—	5.9	5.9
Net revenues	459.5	8.3	26.5	494.3

Reconciliation of revenue
Elimination of intersegment revenues				(5.9)
Total consolidated revenues				488.4

Less:(1)
Operating and maintenance expense	71.5	5.1	13.0
Cost of products sold and other expenses(2)	318.7	—	—
Selling, general and administrative expenses	7.9	0.8	0.5
Adjusted EBITDA reportable segments	61.4	2.4	13.0	76.8
Depreciation and amortization expense				33.3
Interest expense, net(3)				6.3
Other corporate expenses(4)				9.0
Income before income tax expense				$28.2
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $6.3 million reflects (i) consolidated interest expense of $7.2 million and (ii) consolidated interest income of $0.9 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$25.1	$29.9
Logistics	3.1	3.2
Brazil Coke	0.1	0.1
Total reportable segments	$28.3	$33.2
Corporate and Other	0.5	0.1
Total depreciation and amortization expense	$28.8	$33.3

Capital expenditures:
Domestic Coke	$2.1	$14.5
Logistics	2.7	0.6
Brazil Coke	0.1	—
Total reportable segments	$4.9	$15.1
Corporate and Other	—	0.4
Total capital expenditures	$4.9	$15.5
The following table sets forth the Company's segment assets:

	March 31, 2025	December 31, 2024

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,335.1	$1,351.1
Logistics	161.8	158.2
Brazil Coke	11.3	10.2
Total reportable segments	$1,508.2	$1,519.5
Corporate and Other	160.2	148.7
Total assets	$1,668.4	$1,668.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
We also own and operate a logistics business that provides export and domestic material handling and/or mixing services to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Our logistics terminals, which are strategically located to reach Gulf Coast, East Coast, Great Lakes and international ports, have the collective capacity to mix and/or transload more than 40 million tons of coal and other products annually and has storage capacity of approximately 3 million tons.
Market Discussion
Our long-term, take-or-pay Domestic Coke sales agreements, which largely consume our capacity, are not impacted by the fluctuations of global coke prices. Non-contracted blast furnace coke, which is produced utilizing capacity in excess of that reserved for long-term, take-or-pay Domestic Coke sales agreements, is sold in the global market and sales can be impacted by fluctuations in both global coke prices and demand.
Our Convent Marine Terminal (“CMT”) serves certain customers impacted by seaborne export market dynamics. Volumes through CMT are impacted by fluctuations in global energy needs and benchmark pricing for coal exports out of the U.S. Gulf Coast, which can be impacted by weather conditions, natural gas prices, geopolitical issues, U.S. thermal coal supply and global thermal coal demand. Our Kanawha River Terminal (“KRT”) serves two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand.

First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024

	(Dollars in millions)
Net income	$19.4	$21.1	$(1.7)
Net cash provided by operating activities	$25.8	$10.0	$15.8
Adjusted EBITDA(1)	$59.8	$67.9	$(8.1)
(1)See the “Non-GAAP Financial Measures” section below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the three months ended March 31, 2025 reflect lower volumes and pricing in our Domestic Coke segment as a result of challenging blast furnace coke spot market conditions as well as the impact of the Granite City contract extension economics. These negative impacts were partially offset by higher transloading volumes in our Logistics segment. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments
•Granite City Contract Extension. In April 2025, the Granite City long-term, take-or-pay agreement with United States Steel Corporation (“U.S. Steel”) was extended through September 30, 2025, with an option for U.S. Steel to extend for an additional three months through December 31, 2025. The provisions and economics of this extension remain unchanged from those included in the extension executed in 2024.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024

	(Dollars in millions)
Revenues
Sales and other operating revenue	$436.0	$488.4	$(52.4)
Costs and operating expenses
Cost of products sold and operating expenses	362.3	402.2	(39.9)
Selling, general and administrative expenses	14.7	18.4	(3.7)
Depreciation and amortization expense	28.8	33.3	(4.5)
Total costs and operating expenses	405.8	453.9	(48.1)
Operating income	30.2	34.5	(4.3)
Interest expense, net	5.2	6.3	(1.1)
Income before income tax expense	25.0	28.2	(3.2)
Income tax expense	5.6	7.1	(1.5)
Net income	19.4	21.1	(1.7)
Less: Net income attributable to noncontrolling interests	2.1	1.1	1.0
Net income attributable to SunCoke Energy, Inc.	$17.3	$20.0	$(2.7)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three months ended March 31, 2025 compared to the same prior year period, primarily driven by lower volumes due to challenging market conditions in the blast furnace coke spot market and the impact of the Granite City contract extension economics, as well as the impact of the pass-through of lower coal prices on our long-term, take-or-pay agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three months ended March 31, 2025 benefited from lower employee related expenses and lower expenses related to our legacy coal mining business.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2025 decreased as a result of the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Interest Expense, Net. Interest expense, net, during the three months ended March 31, 2025 primarily benefited from higher interest income of $0.7 million as compared to the same prior year period.
Income Tax Expense. The Company's effective tax rate was 22.4 percent and 25.2 percent for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was impacted by lower state income taxes as compared to the prior year period. See Note 4 to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$405.8	$459.5
Brazil Coke	7.8	8.3
Logistics	22.4	20.6
Logistics intersegment sales	5.6	5.9
Elimination of intersegment sales	(5.6)	(5.9)
Total sales and other operating revenues	$436.0	$488.4
Adjusted EBITDA:
Domestic Coke	$49.9	$61.4
Brazil Coke	2.3	2.4
Logistics	13.7	13.0
Corporate and Other, net(1)	(6.1)	(8.9)
Total Adjusted EBITDA(2)	$59.8	$67.9
Coke Operating Data:
Domestic Coke capacity utilization(3)	91%	100%
Domestic Coke production volumes (thousands of tons)	905	1,000
Domestic Coke sales volumes (thousands of tons)	898	996
Domestic Coke Adjusted EBITDA per ton(4)	$55.57	$61.65
Brazilian Coke production—operated facility (thousands of tons)	380	371
Logistics Operating Data:
Tons handled (thousands of tons)	5,724	5,453
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2025 vs. 2024
	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$459.5	$61.4
Volume(1)	(42.7)	(10.1)
Price(2)	(12.7)	(2.9)
Operating and maintenance costs	N/A	(1.4)
Energy and other(3)	1.7	2.9
Current year period	$405.8	$49.9
(1)Lower volumes during the three months ended March 31, 2025 were primarily driven by lower non-contracted blast furnace coke sales as a result of challenging market conditions in the blast furnace coke spot market, as well as the impact of the Granite City contract extension.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three months ended March 31, 2025. The impact of lower economics on the Granite City contract extension negatively impacted both sales and other operating revenue and Adjusted EBITDA during the current year period. Additionally, Adjusted EBITDA was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements.
(3)Energy and other during the three months ended March 31, 2025 increased due to favorable energy pricing and volumes.
Logistics
During the three months ended March 31, 2025, sales and other operating revenues, exclusive of intersegment sales, were $22.4 million, compared to $20.6 million, in the corresponding prior year period. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three months ended March 31, 2025 was $13.7 million, compared to $13.0 million, in the corresponding prior year period. Logistics results during the three months ended March 31, 2025, as compared to the same prior year period reflect higher transloading volumes at CMT, partially offset by lower transloading pricing at CMT driven by the absence of an index price adjustment benefit.
Brazil
During the three months ended March 31, 2025, sales and other operating revenue and Adjusted EBITDA were $7.8 million and $2.3 million, respectively, which was reasonably consistent with $8.3 million and $2.4 million, respectively, in the corresponding prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $6.1 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively. The three months ended March 31, 2025 benefited from lower employee related expenses and lower expenses related to our legacy coal mining business.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Net income	$19.4	$21.1
Add:
Depreciation and amortization expense	28.8	33.3
Interest expense, net	5.2	6.3
Income tax expense	5.6	7.1
Transaction costs(1)	0.8	0.1
Adjusted EBITDA	$59.8	$67.9
(1)Reflects costs incurred related to potential mergers and acquisitions and the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our revolving credit facility (“Revolving Facility”) and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of March 31, 2025, we had $193.7 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
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
Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Net cash provided by operating activities	$25.8	$10.0
Net cash used in investing activities	(4.6)	(15.1)
Net cash used in financing activities	(17.1)	(14.9)
Net increase (decrease) in cash and cash equivalents	$4.1	$(20.0)

Cash Flows from Operating Activities
Net cash provided by operating activities increased by $15.8 million to $25.8 million for the three months ended March 31, 2025 as compared to $10.0 million in the corresponding prior year period. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by lower sales volumes, which was partially offset by higher coal inventory volumes. See Note 7 to our consolidated financial statements for further detail.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $10.5 million to $4.6 million for the three months ended March 31, 2025 as compared to $15.1 million in the corresponding prior year period. Both periods primarily reflect ongoing capital expenditures. Refer to Capital Requirements and Expenditures below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $2.2 million to $17.1 million for the three months ended March 31, 2025 as compared to $14.9 million in the corresponding prior year period. The increase in net cash used in financing activities was primarily driven by an increase to dividends paid of $1.9 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, and higher cash distributions made to noncontrolling interests of $0.8 million.
Dividends
On January 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on March 3, 2025, to stockholders of record on February 17, 2025.
Additionally, on April 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on June 2, 2025, to stockholders of record on May 16, 2025.
Covenants
As of March 31, 2025, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
Our capital requirements have consisted, and are expected to consist, primarily of:
•Ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens, steam generators and assets at our logistics terminals and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred;
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to grow our business through new markets or enable the renewal of a coke sales agreement and/or logistics service agreement and on which we expect to earn a reasonable return; and
•Environmental project expenditures to ensure that our existing facilities operate in accordance with changing regulations.

The following table summarizes our capital expenditures:

	Three Months Ended March 31,
	2025	2024

	(Dollars in millions)
Ongoing capital	$4.1	$14.5
Expansion capital	0.8	1.0
Total capital expenditures(1)	$4.9	$15.5
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
In August 2024, the Company reached an agreement with the U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) for a regulatory exemption that eliminated the majority of the Company's legacy black lung benefit obligations, resulting in a $45.5 million reduction of the Company's black lung liability. As of result, the Company has determined our black lung benefit obligations is no longer considered a critical accounting estimate as it does not involve a significant level of estimation uncertainty that would likely have a material effect on our financial condition or results of operations. For further discussion of the DCMWC agreement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Standards
There have been no new accounting standards material to the Company that have been adopted during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2025.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2025, $96.3 million remains available under the authorized repurchase program.
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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the Securities and Exchange Commission on April 30, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	April 30, 2025	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (Duly Authorized Officer) (Principal Financial and Accounting Officer)