Form 10-Q
period 2025-06-30
SunCoke Energy, Inc.
filed 2025-07-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 25, 2025, there were 84,665,509 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
In addition, our discussion of certain sustainability matters herein or elsewhere, including our website, are informed by various standards and frameworks and the interests of various stakeholders. Such information may not be material for Securities and Exchange Commission (“SEC”) reporting purposes, even if we use “material” or other language. Particularly in the sustainability context, materiality is subject to various definitions that differ from—and are often broader than—the definition under U.S. federal securities laws.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$434.1	$470.9	$870.1	$959.3
Costs and operating expenses
Cost of products sold and operating expenses	375.1	389.7	737.4	791.9
Selling, general and administrative expenses	20.6	17.8	35.3	36.2
Depreciation and amortization expense	28.6	28.7	57.4	62.0
Total costs and operating expenses	424.3	436.2	830.1	890.1
Operating income	9.8	34.7	40.0	69.2
Interest expense, net	5.4	5.8	10.6	12.1
Income before income tax expense	4.4	28.9	29.4	57.1
Income tax expense	0.9	5.6	6.5	12.7
Net income	3.5	23.3	22.9	44.4
Less: Net income attributable to noncontrolling interests	1.6	1.8	3.7	2.9
Net income attributable to SunCoke Energy, Inc.	$1.9	$21.5	$19.2	$41.5
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.02	$0.25	$0.22	$0.49
Diluted	$0.02	$0.25	$0.22	$0.49
Weighted average number of common shares outstanding:
Basic	85.5	85.1	85.5	85.0
Diluted	85.6	85.3	85.6	85.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Net income	$3.5	$23.3	$22.9	$44.4
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	(0.1)	—	(0.2)	0.1
Currency translation adjustment	0.3	(0.7)	0.6	(0.9)
Comprehensive income	3.7	22.6	23.3	43.6
Less: Comprehensive income attributable to noncontrolling interests	1.6	1.8	3.7	2.9
Comprehensive income attributable to SunCoke Energy, Inc.	$2.1	$20.8	$19.6	$40.7
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$186.2	$189.6
Receivables, net	73.4	96.6
Inventories	215.3	180.8
Other current assets	9.1	7.6
Total current assets	484.0	474.6
Properties, plants and equipment (net of accumulated depreciation of $1,554.2 million and $1,497.6 million at June 30, 2025 and December 31, 2024, respectively)	1,107.6	1,143.6
Intangible assets, net	28.5	29.2
Deferred charges and other assets	21.3	20.8
Total assets	$1,641.4	$1,668.2
Liabilities and Equity
Accounts payable	$141.9	$153.2
Accrued liabilities	43.2	52.6
Total current liabilities	185.1	205.8
Long-term debt	493.4	492.3
Accrual for black lung benefits	12.8	12.7
Retirement benefit liabilities	7.1	7.6
Deferred income taxes	194.3	196.8
Asset retirement obligations	17.8	17.2
Other deferred credits and liabilities	23.9	24.8
Total liabilities	934.4	957.2
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,069,991 and 99,756,420 shares at June 30, 2025 and December 31, 2024, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both June 30, 2025 and December 31, 2024	(184.0)	(184.0)
Additional paid-in capital	731.6	732.8
Accumulated other comprehensive loss	(7.3)	(7.7)
Retained earnings	136.4	138.1
Total SunCoke Energy, Inc. stockholders’ equity	677.7	680.2
Noncontrolling interest	29.3	30.8
Total equity	707.0	711.0
Total liabilities and equity	$1,641.4	$1,668.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$22.9	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57.4	62.0
Deferred income tax benefit	(2.5)	(0.6)
Share-based compensation expense	1.8	3.0
Changes in working capital pertaining to operating activities:
Receivables, net	23.2	(57.4)
Inventories	(34.4)	(25.6)
Accounts payable	(14.8)	(14.7)
Accrued liabilities	(4.2)	(5.1)
Income taxes	(1.1)	2.9
Other operating activities	(5.0)	(8.2)
Net cash provided by operating activities	43.3	0.7
Cash Flows from Investing Activities
Capital expenditures	(17.5)	(33.0)
Other investing activities	0.3	(0.4)
Net cash used in investing activities	(17.2)	(33.4)
Cash Flows from Financing Activities
Proceeds from revolving facility	—	11.0
Repayment of revolving facility	—	(11.0)
Dividends paid	(21.1)	(17.4)
Cash distribution to noncontrolling interests	(5.2)	(4.4)
Other financing activities	(3.2)	(3.7)
Net cash used in financing activities	(29.5)	(25.5)
Net decrease in cash and cash equivalents	(3.4)	(58.2)
Cash and cash equivalents at beginning of period	189.6	140.1
Cash and cash equivalents at end of period	$186.2	$81.9
Supplemental Disclosure of Cash Flow Information
Interest paid	$12.2	$12.2
Income taxes paid, net of refunds of $5.0 million and zero, respectively	$10.1	$10.4
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended June 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At March 31, 2025	100,055,579	$1.0	15,404,482	$(184.0)	$730.2	$(7.5)	$144.9	$684.6	$29.9	$714.5
Net income	—	—	—	—	—	—	1.9	1.9	1.6	3.5
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—	—	0.3	—	0.3	—	0.3
Share-based compensation	—	—	—	—	1.4	—	—	1.4	—	1.4
Share issuances, net of shares withheld for taxes	14,412	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2.2)	(2.2)
At June 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.6	$(7.3)	$136.4	$677.7	$29.3	$707.0
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
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	1.0	15,404,482	(184.0)	732.8	(7.7)	138.1	680.2	30.8	711.0
Net income	—	—	—	—	—	—	19.2	19.2	3.7	22.9
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	—	—	0.6	—	0.6	—	0.6
Share-based compensation	—	—	—	—	1.8	—	—	1.8	—	1.8
Share issuances, net of shares withheld for taxes	313,571	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(20.9)	(20.9)	—	(20.9)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.2)	(5.2)
At June 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.6	$(7.3)	$136.4	$677.7	$29.3	$707.0
SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2024
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2023	99,161,446	1.0	15,404,482	(184.0)	729.8	(12.8)	80.2	614.2	31.3	$645.5
Net income	—	—	—	—	—	—	41.5	$41.5	2.9	44.4
Reclassifications of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	0.1	—	0.1	—	0.1
Currency translation adjustment	—	—	—	—	—	(0.9)	—	(0.9)	—	(0.9)
Share-based compensation	—	—	—	—	3.0	—	—	3.0	—	3.0
Share issuances, net of shares withheld for taxes	335,363	—	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Dividends	—	—	—	—	—	—	(17.4)	(17.4)	—	(17.4)
Cash distribution to noncontrolling interests	—	$—	—	$—	$—	$—	$—	—	$(4.4)	(4.4)
At June 30, 2024	99,496,809	$1.0	15,404,482	$(184.0)	$729.2	$(13.6)	$104.3	$636.9	$29.8	$666.7
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
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2025 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
2. Inventories
The components of inventories were as follows:

	June 30, 2025	December 31, 2024

	(Dollars in millions)
Coal	$141.2	$109.3
Coke	17.3	13.9
Materials, supplies and other	56.8	57.6
Total inventories	$215.3	$180.8

3. Intangible Assets
Intangible assets, net, include Goodwill allocated to our Domestic Coke segment of $3.4 million at both June 30, 2025 and December 31, 2024, and other intangibles detailed in the table below, excluding fully amortized intangible assets.

		June 30, 2025			December 31, 2024
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Permits	17	31.7	7.9	23.8	31.7	7.3	24.4
Other	25	1.6	0.3	1.3	1.6	0.2	1.4
Total		$33.3	$8.2	$25.1	$33.3	$7.5	$25.8
Total amortization expense for intangible assets subject to amortization was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.
4. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Income before income tax expense	$4.4	$28.9	$29.4	$57.1
Income tax expense	0.9	5.6	6.5	12.7
Effective tax rate	20.5%	19.4%	22.1%	22.2%
Income taxes recorded during the three and six months ended June 30, 2025 included immaterial discrete items. Income taxes recorded for the three and six months ended June 30, 2024 reflect discrete items recorded. During the three months ended June 30, 2024, the Company released a valuation allowance established on the deferred tax assets attributable to existing state net operating losses (“NOLs”) carryforwards, resulting in a deferred tax benefit of $2.2 million. The release of the aforementioned valuation allowance was a result of tax planning conducted by the Company, as the state NOLs carried forward from prior years are now expected to be utilized. Income tax expense also reflects the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in income tax expense of $1.9 million for the three months ended June 30, 2024.
Before the impact of the discrete items mentioned above, the Company's effective tax rate was 20.5 percent and 22.1 percent for the three and six months ended June 30, 2025, respectively, and 20.5 percent and 22.7 percent for the three and six months ended June 30, 2024, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes, compensation deduction limitations under Section 162(m) of the Internal Revenue Code and a valuation allowance established for unused foreign tax credits, offset by earnings attributable to its noncontrolling ownership interests in a partnership. The three and six months ended June 30, 2024 also reflects the valuation allowance released for a portion of state NOLs utilization projected for the current period as a result of tax planning.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We expect these legislative changes could have a favorable impact on our future cash taxes but continue to evaluate the impact of the OBBBA on the consolidated financial statements. The estimated impact of the OBBBA to the Company is a decrease in our cash taxes in 2025.

5. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024

	(Dollars in millions)
Accrued benefits	$16.9	$28.7
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	12.8	10.2
Current portion of black lung liability	1.1	1.0
Lease liabilities	2.7	2.7
Other	8.7	9.0
Total accrued liabilities	$43.2	$52.6
6. Debt
Total debt consisted of the following:

	June 30, 2025	December 31, 2024

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$350.0 revolving credit facility, due 2026 (“Revolving Facility”)	—	—
Total borrowings	$500.0	$500.0
Debt issuance costs	(6.6)	(7.7)
Total debt	$493.4	$492.3
Revolving Facility
As of June 30, 2025, the Revolving Facility had no outstanding balance, leaving $350.0 million available. Additionally, the Company has certain letters of credit totaling $7.3 million, which do not reduce the Revolving Facility's available balance.
In July 2025, the Company amended and extended the maturity of its Revolving Facility to July 2030 under substantially similar terms. The amendment also reduced the Revolving Facility capacity by $25.0 million to $325.0 million.
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
As of June 30, 2025, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
8. Share-Based Compensation
Equity Classified Awards
During the six months ended June 30, 2025, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the six months ended June 30, 2025, the Company issued 303,093 restricted stock units (“RSU”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $9.03 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.
Performance Share Units
Performance share units (“PSU”) were granted to certain employees to be settled in shares of the Company's common stock during the six months ended June 30, 2025, for which the service period will end on December 31, 2027, and will vest and become issuable during the first quarter of 2028. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	112,856	$9.22
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
Each PSU award may vest between 25 percent and 240 percent of the original units granted. The fair value of the PSUs granted during the six months ended June 30, 2025 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the six months ended June 30, 2025, the Company issued 147,344 restricted stock units to certain employees to be settled in cash (“Cash RSU”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the six months ended June 30, 2025 was $9.20 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.1 million at June 30, 2025 and $2.6 million at December 31, 2024.

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
The Company issued awards with an aggregate grant date fair value of approximately $1.9 million during the six months ended June 30, 2025, for which the service period will end on December 31, 2027 and will vest and become payable during the first quarter of 2028. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses.
The cash incentive award liability at June 30, 2025 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and logistics businesses and unallocated corporate expenses. The cash incentive award liability was $3.8 million at June 30, 2025 and $6.8 million at December 31, 2024.
Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	June 30, 2025

	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)				(Dollars in millions)	(Years)
Equity Awards:
RSUs	$1.1	$1.4	$1.3	$1.8	$2.5	2.1
PSUs	0.2	0.1	0.4	1.1	1.3	2.2
Total equity awards	$1.3	$1.5	$1.7	$2.9
Liability Awards:
Cash RSUs	$0.3	$0.3	$0.3	$0.8	$1.6	1.6
Cash incentive award	0.3	0.4	0.8	1.3	2.5	2.0
Total liability awards	$0.6	$0.7	$1.1	$2.1
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million of share based compensation to the Company's Board of Directors during both the six months ended June 30, 2025 and 2024.
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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.5	85.1	85.5	85.0
Add: Effect of dilutive share-based compensation awards	0.1	0.2	0.1	0.3
Weighted-average number of shares-diluted	85.6	85.3	85.6	85.3
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Shares in millions)
Stock options	0.1	0.5	0.2	0.6
Restricted share units	0.1	—	0.1	—
Performance share units	0.1	0.1	0.1	0.1
Total	0.3	0.6	0.4	0.7
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at June 30, 2025 and December 31, 2024 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2025 and December 31, 2024, the fair value of the Company’s total debt was estimated to be $464.7 million and $454.9 million, respectively, compared to a carrying amount of $500.0 million at both periods. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

11. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of June 30, 2025, our coke sales agreements have approximately 17.8 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately nine years.
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
Estimated take-or-pay revenue of approximately $47.5 million from all of our multi-year logistics contracts is expected to be recognized over the next three years for unsatisfied or partially unsatisfied performance obligations as of June 30, 2025.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$397.2	$429.3	$788.5	$876.0
Energy	12.5	11.5	25.3	23.4
Logistics	13.9	19.8	36.0	40.1
Operating and licensing fees	8.6	9.1	16.4	17.4
Other	1.9	1.2	3.9	2.4
Sales and other operating revenue	$434.1	$470.9	$870.1	$959.3

The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$250.7	$286.9	$550.0	$604.2
U.S. Steel	60.3	70.1	120.3	142.1
Other	123.1	113.9	199.8	213.0
Sales and other operating revenue	$434.1	$470.9	$870.1	$959.3
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

	Three Months Ended June 30, 2025
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$410.4	$8.6	$15.1	$434.1
Intersegment revenues	—	—	5.9	5.9
Net revenues	410.4	8.6	21.0	440.0

Reconciliation of revenue
Elimination of intersegment revenues				(5.9)
Total consolidated revenues				434.1

Less:(1)
Operating and maintenance expense	71.2	5.3	13.0
Cost of products sold and other expenses(2)	291.5	—	—
Selling, general and administrative expenses	7.2	0.7	0.3
Adjusted EBITDA reportable segments	40.5	2.6	7.7	50.8
Depreciation and amortization expense				28.6
Interest expense, net(3)				5.4
Other corporate expenses(4)				12.4
Income before income tax expense				$4.4
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $5.4 million reflects (i) consolidated interest expense of $7.0 million and (ii) consolidated interest income of $1.6 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Three Months Ended June 30, 2024
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$441.6	$9.1	$20.2	$470.9
Intersegment revenues	—	—	5.9	5.9
Net revenues	441.6	9.1	26.1	476.8

Reconciliation of revenue
Elimination of intersegment revenues				(5.9)
Total consolidated revenues				470.9

Less:(1)
Operating and maintenance expense	78.8	5.6	13.5
Cost of products sold and other expenses(2)	297.4	—	—
Selling, general and administrative expenses	7.5	1.0	0.4
Adjusted EBITDA reportable segments	57.9	2.5	12.2	72.6
Depreciation and amortization expense				28.7
Interest expense, net(3)				5.8
Other corporate expenses(4)				9.2
Income before income tax expense				$28.9
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $5.8 million reflects (i) consolidated interest expense of $7.2 million and (ii) consolidated interest income of $1.4 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Six Months Ended June 30, 2025
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$816.2	$16.4	$37.5	$870.1
Intersegment revenues	—	—	11.5	11.5
Net revenues	816.2	16.4	49.0	881.6

Reconciliation of revenue
Elimination of intersegment revenues				(11.5)
Total consolidated revenues				870.1

Less:(1)
Operating and maintenance expense	142.3	10.1	27.0
Cost of products sold and other expenses(2)	569.5	—	—
Selling, general and administrative expenses	14.0	1.4	0.6
Adjusted EBITDA reportable segments	90.4	4.9	21.4	116.7
Depreciation and amortization expense				57.4
Interest expense, net(3)				10.6
Other corporate expenses(4)				19.3
Income before income tax expense				$29.4

(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $10.6 million reflects (i) consolidated interest expense of $13.8 million and (ii) consolidated interest income of $3.2 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

	Six Months Ended June 30, 2024
	(Dollars in millions)
	Domestic Coke	Brazil Coke	Logistics	Total
Sales and other operating revenue	$901.1	$17.4	$40.8	$959.3
Intersegment revenues	—	—	11.8	11.8
Net revenues	901.1	17.4	52.6	971.1

Reconciliation of revenue
Elimination of intersegment revenues				(11.8)
Total consolidated revenues				959.3

Less:(1)
Operating and maintenance expense	150.3	10.7	26.6
Cost of products sold and other expenses(2)	616.1	—	—
Selling, general and administrative expenses	15.4	1.8	0.8
Adjusted EBITDA reportable segments	119.3	4.9	25.2	149.4
Depreciation and amortization expense				62.0
Interest expense, net(3)				12.1
Other corporate expenses(4)				18.2
Income before income tax expense				$57.1
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $12.1 million reflects (i) consolidated interest expense of $14.4 million and (ii) consolidated interest income of $2.3 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments and are included in Corporate, which is not a reportable segment.

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$24.9	$25.4	$50.0	$55.3
Logistics	3.2	3.1	6.3	6.3
Brazil Coke	—	—	0.1	0.1
Total reportable segments	$28.1	$28.5	$56.4	$61.7
Corporate and Other	0.5	0.2	1.0	0.3
Total depreciation and amortization expense	$28.6	$28.7	$57.4	$62.0

Capital expenditures:
Domestic Coke	$4.5	$16.5	$6.6	$31.0
Logistics	8.0	1.0	10.7	1.6
Brazil Coke	—	—	0.1	—
Total reportable segments	$12.5	$17.5	$17.4	$32.6
Corporate and Other	0.1	—	0.1	0.4
Total capital expenditures	$12.6	$17.5	$17.5	$33.0
The following table sets forth the Company's segment assets:

	June 30, 2025	December 31, 2024

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,306.8	$1,351.1
Logistics	160.4	158.2
Brazil Coke	12.9	10.2
Total reportable segments	$1,480.1	$1,519.5
Corporate and Other	161.3	148.7
Total assets	$1,641.4	$1,668.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is based on financial data derived from the financial statements prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and certain other financial data that is prepared using a non-GAAP measure. For a reconciliation of the non-GAAP measure to its most comparable GAAP component, see “Non-GAAP Financial Measures” in this Item 2.
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

Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024

	(Dollars in millions)
Net income	$3.5	$23.3	$(19.8)	$22.9	$44.4	$(21.5)
Net cash provided by (used in) operating activities	$17.5	$(9.3)	$26.8	$43.3	$0.7	$42.6
Adjusted EBITDA(1)	$43.6	$63.5	$(19.9)	$103.4	$131.4	$(28.0)
(1)See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the first half of 2025 primarily reflect lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, lower volumes due to unfavorable coal-to-coke yields, the impact of the Granite City contract extension economics and lower volumes in our Logistics segment. Operating cash flows during the current period primarily reflect a favorable year-over-year change in primary working capital, primarily due to timing of customer payments in the prior year. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments
•Acquisition of Phoenix Global. On May 28, 2025, we entered into a definitive Merger Agreement (the “Merger Agreement”) pursuant to which we will acquire all of the common units of Flame Aggregator, LLC, which, together with its subsidiaries, operates as Phoenix Global, a privately held provider of mission-critical mill services to major steel producing companies (the “Phoenix Global acquisition”). Under the terms of the Merger Agreement, we will acquire Flame Aggregator for a base purchase price of $325 million in cash, subject to customary adjustments for net working capital, cash and cash equivalents, indebtedness and unpaid transaction expenses. The Phoenix Global acquisition is expected to be completed during the third quarter of 2025.
•One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We expect these legislative changes could have a favorable impact on our future cash taxes but continue to evaluate the impact of the OBBBA on the consolidated financial statements. The estimated impact of the OBBBA to the Company is a decrease in our cash taxes in 2025.
•Revolving Facility Extension. In July 2025, we amended and extended the maturity of our revolving credit facility (“Revolving Facility”) to July 2030 under substantially similar terms. The amendment also reduced the Revolving Facility capacity by $25.0 million to $325.0 million.
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

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024

	(Dollars in millions)
Revenues
Sales and other operating revenue	$434.1	$470.9	$(36.8)	$870.1	$959.3	$(89.2)
Costs and operating expenses
Cost of products sold and operating expenses	375.1	389.7	(14.6)	737.4	791.9	(54.5)
Selling, general and administrative expenses	20.6	17.8	2.8	35.3	36.2	(0.9)
Depreciation and amortization expense	28.6	28.7	(0.1)	57.4	62.0	(4.6)
Total costs and operating expenses	424.3	436.2	(11.9)	830.1	890.1	(60.0)
Operating income	9.8	34.7	(24.9)	40.0	69.2	(29.2)
Interest expense, net	5.4	5.8	(0.4)	10.6	12.1	(1.5)
Income before income tax expense	4.4	28.9	(24.5)	29.4	57.1	(27.7)
Income tax expense	0.9	5.6	(4.7)	6.5	12.7	(6.2)
Net income	3.5	23.3	(19.8)	22.9	44.4	(21.5)
Less: Net income attributable to noncontrolling interests	1.6	1.8	(0.2)	3.7	2.9	0.8
Net income attributable to SunCoke Energy, Inc.	$1.9	$21.5	$(19.6)	$19.2	$41.5	$(22.3)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three and six months ended June 30, 2025 compared to the same prior year periods, primarily driven by lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, the impact of the Granite City contract extension economics and the impact of the pass-through of lower coal prices on our long-term, take-or-pay agreements. Additionally, sales and other operating revenue for the three and six months ended June 30, 2025 were negatively impacted by lower volumes due to unfavorable coal-to-coke yields.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and six months ended June 30, 2025 reflect costs incurred related to the Phoenix Global acquisition. These increased costs were partially offset and more than offset, respectively, during the three and six months ended June 30, 2025 by lower employee related expenses and lower expenses related to our legacy coal mining business.
Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2025 was reasonably consistent with the same prior year period. Depreciation and amortization expense for the six months ended June 30, 2025 decreased as a result of the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Interest Expense, Net. Interest expense, net, during the three and six months ended June 30, 2025 primarily benefited from higher interest income of $0.2 million and $0.9 million, respectively, as compared to the same prior year periods.
Income Tax Expense. Income tax expense during the three and six months ended June 30, 2024 benefited from the release of valuation allowances established on deferred tax assets related to state net operating loss carryforwards, partially offset by the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, with no similar events occurring in the current year period. See Note 4 to our consolidated financial statements for further detail.
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
Management believes Adjusted EBITDA is an important measure of operating performance, which is used by the chief operating decision maker as one of the measurements to help determine the allocation of costs and resources to our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$410.4	$441.6	$(31.2)	$816.2	$901.1	$(84.9)
Brazil Coke	8.6	9.1	(0.5)	16.4	17.4	(1.0)
Logistics	15.1	20.2	(5.1)	37.5	40.8	(3.3)
Logistics intersegment sales	5.9	5.9	—	11.5	11.8	(0.3)
Elimination of intersegment sales	(5.9)	(5.9)	—	(11.5)	(11.8)	0.3
Total sales and other operating revenues	$434.1	$470.9	$(36.8)	$870.1	$959.3	$(89.2)
Adjusted EBITDA:
Domestic Coke	$40.5	$57.9	$(17.4)	$90.4	$119.3	$(28.9)
Brazil Coke	2.6	2.5	0.1	4.9	4.9	—
Logistics	7.7	12.2	(4.5)	21.4	25.2	(3.8)
Corporate and Other, net(1)	(7.2)	(9.1)	1.9	(13.3)	(18.0)	4.7
Total Adjusted EBITDA(2)	$43.6	$63.5	$(19.9)	$103.4	$131.4	$(28.0)
Coke Operating Data:
Domestic Coke capacity utilization(3)	95%	99%	(4)%	93%	99%	(6)%
Domestic Coke production volumes (thousands of tons)	947	978	(31)	1,852	1,978	(126)
Domestic Coke sales volumes (thousands of tons)	943	973	(30)	1,841	1,969	(128)
Domestic Coke Adjusted EBITDA per ton(4)	$42.95	$59.51	$(16.56)	$49.10	$60.59	$(11.49)
Brazilian Coke production—operated facility (thousands of tons)	371	397	(26)	751	768	(17)
Logistics Operating Data:
Tons handled (thousands of tons)	4,746	5,982	(1,236)	10,470	11,435	(965)
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended June 30, 2025 vs. 2024		Six Months Ended June 30, 2025 vs. 2024
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$441.6	$57.9	$901.1	$119.3
Volume(1)	(14.4)	(9.3)	(53.2)	(16.6)
Price(2)	(17.3)	(18.1)	(34.1)	(24.3)
Operating and maintenance costs(3)	N/A	8.6	N/A	8.2
Energy and other(4)	0.5	1.4	2.4	3.8
Current year period	$410.4	$40.5	$816.2	$90.4
(1)Volumes during the three and six months ended June 30, 2025 were negatively impacted by lower coal-to-coke yields as well as the impact of the Granite City contract extension.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three and six months ended June 30, 2025. Sales and other operating revenue and Adjusted EBITDA decreased for the three and six months ended June 30, 2025 as a result of lower pricing on our non-contracted blast coke sales and the impact of lower economics on the Granite City contract extension. Additionally, Adjusted EBITDA was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements.
(3)Operating and maintenance costs during the three and six months ended June 30, 2025 benefited from lower planned maintenance outage costs in the current year as well as the timing of other maintenance costs.
(4)Energy and other during the three and six months ended June 30, 2025 increased due to favorable energy pricing and volumes.
Logistics
During the three and six months ended June 30, 2025, sales and other operating revenues, exclusive of intersegment sales, were $15.1 million and $37.5 million, respectively, compared to $20.2 million, and $40.8 million, respectively, in the corresponding prior year periods. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three and six months ended June 30, 2025 were $7.7 million and $21.4 million, respectively, compared to $12.2 million and $25.2 million, respectively, in the corresponding prior year periods. Logistics results during the three and six months ended June 30, 2025, as compared to the same prior year periods reflect lower transloading volumes and lower transloading pricing at CMT driven by the absence of an index price adjustment benefit.
Brazil
During the three and six months ended June 30, 2025, sales and other operating revenue were $8.6 million and $16.4 million, respectively, which was reasonably consistent with $9.1 million and $17.4 million, respectively, in the corresponding prior year periods. Adjusted EBITDA during the three and six months ended June 30, 2024 were $2.6 million and $4.9 million, respectively, which was reasonably consistent with $2.5 million and $4.9 million, respectively, in the corresponding prior year periods.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $7.2 million and $13.3 million, respectively, for the three and six months ended June 30, 2025, compared to $9.1 million and $18.0 million, respectively, in the corresponding prior year periods. The three and six months ended June 30, 2025 benefited from lower employee related expenses and lower expenses related to our legacy coal mining business.

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in millions)
Net income	$3.5	$23.3	$22.9	$44.4
Add:
Depreciation and amortization expense	28.6	28.7	57.4	62.0
Interest expense, net	5.4	5.8	10.6	12.1
Income tax expense	0.9	5.6	6.5	12.7
Transaction costs(1)	5.2	0.1	6.0	0.2
Adjusted EBITDA	$43.6	$63.5	$103.4	$131.4
(1)Reflects costs incurred related to the Phoenix Global acquisition and the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. We will fund the $325 million acquisition of Phoenix Global with existing cash and availability under our Revolving Facility. As of June 30, 2025, we had $186.2 million of cash and cash equivalents and $350.0 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	(Dollars in millions)
Net cash provided by operating activities	$43.3	$0.7
Net cash used in investing activities	(17.2)	(33.4)
Net cash used in financing activities	(29.5)	(25.5)
Net decrease in cash and cash equivalents	$(3.4)	$(58.2)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $42.6 million to $43.3 million for the six months ended June 30, 2025 as compared to $0.7 million in the corresponding prior year period. The increase primarily reflects a favorable year-over-year change in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by the timing of customer payments in the prior year.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $16.2 million to $17.2 million for the six months ended June 30, 2025 as compared to $33.4 million in the corresponding prior year period. The decrease was primarily driven by capital spending in connection with certain upgrades to improve the long-term reliability and operational performance of our assets in the prior year period. Additionally, the timing of payments related to ongoing capital expenditures further contributed to the decrease in the current year as compared to the same prior year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $4.0 million to $29.5 million for the six months ended June 30, 2025 as compared to $25.5 million in the corresponding prior year period. The increase in net cash used in financing activities was primarily driven by an increase to dividends paid of $3.7 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, and higher cash distributions made to noncontrolling interests of $0.8 million.
Dividends
On April 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on June 2, 2025, to stockholders of record on May 16, 2025.
Additionally, on July 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on September 2, 2025, to stockholders of record on August 15, 2025.
Covenants
As of June 30, 2025, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 6 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Six Months Ended June 30,
	2025	2024

	(Dollars in millions)
Ongoing capital	$9.5	$30.4
Expansion capital	8.0	2.6
Total capital expenditures(1)	$17.5	$33.0
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
There have been no significant changes to our accounting policies during the three months ended June 30, 2025.
Recent Accounting Standards
There have been no new accounting standards material to the Company that have been adopted during the six months ended June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 7 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2025.
Item 1A. Risk Factors
There have been no material changes with respect to risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of June 30, 2025, $96.3 million remains available under the authorized repurchase program.
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

2.1+
Agreement and Plan of Merger, dated as of May 27, 2025, by and among Sun Coal & Coke LLC, Metals Services Acquisition, LLC, Flame Aggregator, LLC, and Shareholder Representative Services LLC (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025, File No. 001-35243)

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, filed with the Securities and Exchange Commission on July 30, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.
+	The schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	July 30, 2025	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (Duly Authorized Officer) (Principal Financial and Accounting Officer)