Form 10-Q
period 2025-09-30
SunCoke Energy, Inc.
filed 2025-11-04
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2025, there were 84,665,509 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
•the effect of restrictive trade regulations, including tariffs, on us or our major customers, business partners and/or suppliers;
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
•required permits and other regulatory approvals and compliance with contractual obligations and/or bonding requirements in connection with our cokemaking, industrial services operations, and/or former coal mining activities;
•the availability of future permits authorizing the disposition of certain mining waste and the management of reclamation areas;
•risks related to environmental compliance;
•our ability to comply with applicable federal, state or local laws and regulations, including, but not limited to, those relating to environmental matters;
•risks related to labor relations and workplace safety;
•availability of skilled employees for our cokemaking, and/or industrial services operations, and other workplace factors;
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
•our ability to enter into new, or renew existing, agreements upon favorable terms for industrial services operations;
•our ability to successfully implement domestic and/or international growth strategies;

•our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations including the integration of our recent acquisition of Flame Aggregator, LLC;
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$487.0	$490.1	$1,357.1	$1,449.4
Costs and operating expenses
Cost of products sold and operating expenses	407.9	405.2	1,145.3	1,197.1
Selling, general and administrative expenses	28.3	9.6	63.6	45.8
Depreciation and amortization expense	37.4	28.1	94.8	90.1
Total costs and operating expenses	473.6	442.9	1,303.7	1,333.0
Operating income	13.4	47.2	53.4	116.4
Interest expense, net	8.4	5.7	19.0	17.8
Income before income tax (benefit) expense	5.0	41.5	34.4	98.6
Income tax (benefit) expense	(18.8)	8.2	(12.3)	20.9
Net income	23.8	33.3	46.7	77.7
Less: Net income attributable to noncontrolling interests	1.6	2.6	5.3	5.5
Net income attributable to SunCoke Energy, Inc.	$22.2	$30.7	$41.4	$72.2
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.26	$0.36	$0.48	$0.85
Diluted	$0.26	$0.36	$0.48	$0.85
Weighted average number of common shares outstanding:
Basic	85.6	85.1	85.5	85.1
Diluted	85.7	85.3	85.6	85.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Net income	$23.8	$33.3	$46.7	$77.7
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	(0.1)	0.1	(0.3)	0.2
Currency translation adjustment	6.3	—	6.9	(0.9)
Comprehensive income	30.0	33.4	53.3	77.0
Less: Comprehensive income attributable to noncontrolling interests	1.6	2.6	5.3	5.5
Comprehensive income attributable to SunCoke Energy, Inc.	$28.4	$30.8	$48.0	$71.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$80.4	$189.6
Receivables (net of allowances of $11.0 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively)	137.4	96.6
Inventories	217.7	180.8
Income tax receivable	26.5	—
Other current assets	22.0	7.6
Total current assets	484.0	474.6
Properties, plants and equipment (net of accumulated depreciation of $1,594.6 million and $1,497.6 million at September 30, 2025 and December 31, 2024, respectively)	1,310.3	1,143.6
Goodwill	67.0	3.4
Intangible assets, net	45.8	25.8
Deferred charges and other assets	24.9	20.8
Total assets	$1,932.0	$1,668.2
Liabilities and Equity
Accounts payable	$153.5	$153.2
Accrued liabilities	65.3	51.6
Interest payable	7.5	—
Income tax payable	1.6	1.0
Total current liabilities	227.9	205.8
Long-term debt	691.1	492.3
Accrual for black lung benefits	12.9	12.7
Retirement benefit liabilities	7.1	7.6
Deferred income taxes	215.7	196.8
Asset retirement obligations	18.2	17.2
Long-term financing lease liability	4.6	0.2
Other deferred credits and liabilities	28.4	24.6
Total liabilities	1,205.9	957.2
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,069,991 and 99,756,420 shares at September 30, 2025 and December 31, 2024, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both September 30, 2025 and December 31, 2024	(184.0)	(184.0)
Additional paid-in capital	731.8	732.8
Accumulated other comprehensive loss	(1.1)	(7.7)
Retained earnings	148.2	138.1
Total SunCoke Energy, Inc. stockholders’ equity	695.9	680.2
Noncontrolling interest	30.2	30.8
Total equity	726.1	711.0
Total liabilities and equity	$1,932.0	$1,668.2
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$46.7	$77.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94.8	90.1
Deferred income tax expense	1.2	7.7
Share-based compensation expense	2.0	4.1
Gain on extinguishment of legacy coal liabilities	—	(9.5)
Changes in working capital pertaining to operating activities:
Receivables, net	6.7	7.6
Inventories	(24.9)	(13.2)
Accounts payable	(17.3)	(17.0)
Accrued liabilities	(20.3)	(35.1)
Interest payable	7.5	6.1
Income taxes	(24.8)	(4.2)
Other operating activities	(19.1)	(6.4)
Net cash provided by operating activities	52.5	107.9
Cash Flows from Investing Activities
Capital expenditures	(43.0)	(48.1)
Acquisition of Phoenix Global, net of cash acquired	(271.5)	—
Other investing activities	(0.5)	0.5
Net cash used in investing activities	(315.0)	(47.6)
Cash Flows from Financing Activities
Proceeds from revolving facility	272.0	11.0
Repayment of revolving facility	(73.0)	(11.0)
Debt issuance costs	(2.0)	—
Dividends paid	(31.2)	(27.5)
Cash distribution to noncontrolling interests	(5.9)	(4.4)
Repayment of finance lease liabilities	(4.0)	(0.2)
Other financing activities	(3.0)	(3.6)
Net cash provided by (used in) financing activities	152.9	(35.7)
Effect of translation changes on cash	0.4	—
Net (decrease) increase in cash and cash equivalents	(109.2)	24.6
Cash and cash equivalents at beginning of period	189.6	140.1
Cash and cash equivalents at end of period	$80.4	$164.7
Supplemental Disclosure of Cash Flow Information
Interest paid	$13.1	$12.2
Income taxes paid, net of refunds of $5.0 million and zero, respectively	$11.3	$17.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.6	$(7.3)	$136.4	$677.7	$29.3	$707.0
Net income	—	—	—	—	—	—	22.2	22.2	1.6	23.8
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—	—	6.3	—	6.3	—	6.3
Share-based compensation	—	—	—	—	0.2	—	—	0.2	—	0.2
Dividends	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
At September 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.8	$(1.1)	$148.2	$695.9	$30.2	$726.1
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
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
Net income	—	—	—	—	—	—	41.4	41.4	5.3	46.7
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Currency translation adjustment	—	—	—	—	—	6.9	—	6.9	—	6.9
Share-based compensation	—	—	—	—	2.0	—	—	2.0	—	2.0
Share issuances, net of shares withheld for taxes	313,571	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(31.3)	(31.3)	—	(31.3)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.9)	(5.9)
At September 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.8	$(1.1)	$148.2	$695.9	$30.2	$726.1
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
We also own and operate an industrial services business that provides export and domestic material handling and/or mixing services to coke, coal, steel, power and other bulk customers, as well as mission-critical mill services to leading steel producers globally. Our logistics terminals have the collective capacity to mix and transload more than 40 million tons of coal and other products annually and have storage capacity of approximately 3 million tons. These terminals are strategically located to reach Gulf Coast, East Coast, Great Lakes and international ports. Industrial services also include the removal, handling, and processing of molten slag at customer sites, as well as preparation and transportation of metal scraps, raw materials, and finished products.
Acquisition of Flame Aggregator, LLC
On August 1, 2025, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) announced on May 28, 2025, we completed the acquisition of Flame Aggregator, LLC (“Phoenix Global”), a privately held provider of mission-critical mill services to major steel producing companies, for purchase consideration of $295.8 million. The Company funded the transaction with cash on-hand and borrowings on our revolving credit facility, due 2030 (“Revolving Facility”). See Note 3 – Acquisitions for further detail.
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Update to Reportable Segments
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recasted all segment information for all prior periods presented herein to reflect this change. See Note 14 – Business Segment Information for further detail.

2. Summary of Significant Accounting Policies
Except for the following, there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Business Combinations and Acquisition Accounting
The Company accounts for acquisitions by applying the acquisition method of accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, when the transaction or event is considered a business combination, which requires that the assets acquired and liabilities assumed constitute a business. A defined business is generally an acquired group of assets with inputs and processes that make it capable of generating a return or economic benefit for the acquirer. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
The Company also utilizes ASC 805 for the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in business combinations. Other estimates include step-ups for fixed assets and inventory, fair values of intangible assets and income tax assets and liabilities assumed from the acquiree.
While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. See Note 3 – Acquisitions for further detail.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” ASU 2023-09 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024 and requires either prospective application or retrospective application to all prior periods presented in the financial statements. The Company does not expect this ASU to have a material impact on the Company's disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026 as well as interim periods beginning after December 15, 2027 and requires either prospective application or retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2027.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the consolidated financial statements.
3. Acquisitions
On August 1, 2025 (“Acquisition Date”), the Company acquired all the equity of Flame Aggregator, LLC, by causing Phoenix Global to merge with and into one of its indirect wholly owned subsidiaries with Phoenix Global surviving, pursuant to the Merger Agreement, dated as of May 27, 2025. This acquisition has been accounted for as a business combination. The acquisition of Phoenix Global expands our industrial services offerings including adding servicing of electric arc furnace operations and international markets to the Company’s portfolio. The acquisition is included as part of the Company's Industrial Services segment.
The acquisition purchase consideration, in accordance with ASC 805, totaled $295.8 million in cash payments.

The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the Acquisition Date and the date that these financial statements are issued. The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of Phoenix Global. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets acquired and liabilities assumed in the transaction. The estimated useful lives of acquired intangible assets are also preliminary. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date.
The following table sets forth the components and the allocation of the purchase price and summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Fair Value	(Dollars in millions)
Purchase consideration	$295.8
Cash and cash equivalents	24.3
Accounts receivable	46.5
Inventories	11.5
Other current assets	14.8
Property, plants, and equipment	190.4
Right-of-use assets	29.2
Intangible assets	21.2
Accounts payable	(20.4)
Accrued liabilities	(29.2)
Short-term financing lease liability	(10.5)
Short-term operating lease liability	(0.9)
Long-term financing lease liability	(5.8)
Long-term operating lease liability	(2.2)
Deferred income taxes	(17.1)
Other deferred credits and liabilities	(19.6)
Net identifiable assets acquired	$232.2
Goodwill	$63.6
The fair value of accounts receivable in the table above reflects a reduction of $10.2 million associated with expected credit losses.
The goodwill is attributable primarily to the synergies expected from combining the operations of both entities and intangible assets that do not qualify for separate recognition, including the existing workforce acquired through the acquisition. No portion of the goodwill is expected to be deductible for income tax purposes.
The Company amortizes its intangible assets over their estimated useful lives. The preliminary fair values allocated to the identifiable intangible assets and their preliminary estimated useful lives are as follows:

Intangible assets	Preliminary fair value	Weighted average useful life in years
Customer Relationships	15.4	12
Trade Name	5.8	10
Total identifiable intangible assets	21.2
Acquisition-related costs
Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities and due diligence. The Company incurred acquisition-related costs of $4.1 million and $9.7 million during the three months and nine months ended September 30, 2025, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Income. No such costs were incurred during the three months and nine months ended September 30, 2024.

Revenue and earnings of Phoenix Global
The results of operations for the acquisition since the Acquisition Date have been included in our unaudited consolidated financial statements for the three and nine months ended September 30, 2025. Additionally, during the three and nine months ended September 30, 2025, the Company incurred $3.0 million of restructuring charges related to employee severance costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Income.
The following table summarizes Phoenix Global’s revenue and earnings included in the accompanying Consolidated Statements of Income from the Acquisition Date through September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Total revenue	$48.5	$48.5
Net loss	$2.1	$2.1
Supplemental pro forma financial information
The unaudited pro forma financial information included in the table below represents a summary of the consolidated results of operations for the three and nine months ended September 30, 2024 and 2025, assuming the acquisition had been completed as of January 1, 2024 and 2025, respectively. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments.
For the nine months ended September 30, 2024, there are adjustments related to the elimination of debt and associated interest expense of $10.8 million at Phoenix Global, interest expense of $11.2 million for borrowings under the Company's Revolving Facility to finance the transaction, additional expenses from the remeasurement of assets and liabilities upon acquisition of $3.4 million, and additional tax benefit from the adjustments of $0.8 million. For the three months ended September 30, 2024, the interest that would have been eliminated by the repayment of Phoenix Global’s debt and incurred through the Company’s Revolving Facility borrowings were offsetting at $3.7 million. For the same three-month period, additional expenses from the remeasurement of assets and liabilities upon acquisition were $1.1 million, and the additional tax benefit from the adjustments was $0.3 million.
For the nine months ended September 30, 2025, there are adjustments related to the elimination of debt and associated interest expense of $7.9 million at Phoenix Global, interest expense of $9.7 million for borrowings under the Company's Revolving Facility to finance the transaction, and reduced expenses from the remeasurement of assets and liabilities upon acquisition of $2.0 million. The income tax effects from the adjustments were offsetting at $2.0 million. For the three months ended September 30, 2025, the interest that would have been eliminated by the repayment of Phoenix Global’s debt was $1.1 million and the amount of interest that would have been incurred through the Company’s Revolving Facility borrowings was $3.2 million. For the same three month period, reduced expenses from the remeasurement of assets and liabilities were $0.7 million and the additional tax benefit from the adjustments was $0.3 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Total revenue	$511.3	$560.7	$1,520.6	$1,658.9
Net income	$1.0	$24.6	$9.4	$51.7
4. Inventories
The components of inventories were as follows:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
Coal	$124.6	$109.3
Coke	26.4	13.9
Materials, supplies and other	66.7	57.6
Total inventories	$217.7	$180.8

5. Goodwill and Other Intangible Assets
The Company's goodwill at September 30, 2025 and December 31, 2024, by segment, is summarized below:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
Domestic Coke	$3.4	$3.4
Industrial Services	63.6	—
Total	$67.0	$3.4
Intangible assets, net, includes the intangibles detailed in the table below, excluding fully amortized intangible assets.

		September 30, 2025			December 31, 2024
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	12	$15.4	$0.1	$15.3	$—	$—	$—
Trade names	10	5.8	0.1	5.7	—	—	—
Permits	17	31.7	8.2	23.5	31.7	7.3	24.4
Other	25	1.6	0.3	1.3	1.6	0.2	1.4
Total		$54.5	$8.7	$45.8	$33.3	$7.5	$25.8
Total amortization expense for intangible assets subject to amortization was $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.
6. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Income before income tax (benefit) expense	$5.0	$41.5	$34.4	$98.6
Income tax (benefit) expense	(18.8)	8.2	(12.3)	20.9
Effective tax rate	(376.0)%	19.8%	(35.8)%	21.2%
Income taxes recorded for all periods presented reflect discrete items recorded. During the three and nine months ended September 30, 2025, as part of tax planning, SunCoke conducted an analysis with respect to the Company’s capital investments under Section 48 of the Internal Revenue Code, which resulted in a net tax benefit of $20.7 million. The benefit was partially offset by $1.9 million in nondeductible transaction costs in connection with the acquisition of Phoenix Global.
During the three and nine months ended September 30, 2024, the Company recorded a federal return to provision tax benefit of $0.7 million. Additionally, the Company released valuation allowances established on certain foreign tax credits (“FTCs”) carryforward from prior periods during the three and nine months ended September 30, 2024 as a result of projected utilization of the FTCs of $0.7 million. Income taxes for the nine months ended September 30, 2024, reflects the release of a valuation allowance established on the deferred tax assets attributable to existing state net operating losses carryforwards (“NOLs”), resulting in a deferred tax benefit of $2.2 million. The release was a result of tax planning conducted by the Company, as the state NOLs carried forward from prior years are now expected to be utilized. Income tax expense also reflects the revaluation of certain deferred tax liabilities due to changes in apportioned state tax rates, which resulted in income tax expense of $1.9 million for the nine months ended September 30, 2024.

Before the impact of the discrete items mentioned above, the Company's effective tax rate was 18.3 percent and 20.8 percent for the three and nine months ended September 30, 2025, respectively, and 23.3 percent and 22.9 percent for the three and nine months ended September 30, 2024, respectively. The difference between the Company's effective tax rates and federal statutory rate of 21.0 percent during all periods presented reflect the impact of state taxes, compensation deduction limitations under Section 162(m) of the Internal Revenue Code and a valuation allowance established for unused foreign tax credits, offset by earnings attributable to its noncontrolling ownership interests in a partnership. The three and nine months ended September 30, 2025 also reflect the impact of the Company's tax planning and nondeductible transaction costs discussed above.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Following the enactment of the OBBBA, the Company recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740, Income Taxes. The Company has evaluated the impact of the OBBBA on cash taxes, deferred tax assets and liabilities and has reflected these effects in the consolidated financial statements for the third quarter of 2025.
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
Accrued benefits	$23.4	$28.7
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	19.0	10.2
Current portion of black lung liability	1.1	1.0
Short-term operating lease liabilities	2.9	2.4
Short-term financing lease liabilities	10.0	0.3
Other	7.9	8.0
Total accrued liabilities	$65.3	$51.6
8. Debt
Total debt consisted of the following:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$325.0 Revolving Facility, due 2030	199.0	—
Total borrowings	$699.0	$500.0
Debt issuance costs	(7.9)	(7.7)
Total debt	$691.1	$492.3
Revolving Facility
On July 25, 2025, the Company amended and extended the maturity of its Revolving Facility to July 2030 under substantially similar terms and reduced its capacity by $25.0 million to $325.0 million, resulting in additional debt issuance costs of $2.0 million, which are included in long-term debt on the Consolidated Balance Sheet as of September 30, 2025. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statement of Operations of $0.2 million, representing the write-off of unamortized debt issuance costs, during the nine months ended September 30, 2025.
As of September 30, 2025, the Revolving Facility had an outstanding balance of $199.0 million, leaving $126.0 million available. Additionally, the Company has certain letters of credit totaling $5.1 million, which does not reduce the Revolving Facility's available balance.

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
As of September 30, 2025, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
10. Share-Based Compensation
Equity Classified Awards
During the nine months ended September 30, 2025, the Company granted share-based compensation to eligible participants under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). All awards vest immediately upon a qualifying termination of employment, as defined by the Omnibus Plan, following a change in control.
Restricted Stock Units Settled in Shares
During the nine months ended September 30, 2025, the Company issued 364,753 restricted stock units (“RSU”) to certain employees and members of the Board of Directors, to be settled in shares of the Company’s common stock. The weighted average grant date fair value was $8.79 per unit, and was based on the closing price of our common stock on the date of grant. RSUs granted to employees vest and become issuable in three annual installments beginning one year from the date of grant. The service period for certain retiree eligible participants is accelerated. RSUs granted to the Company's Board of Directors vest upon grant, but are paid out upon termination of board service.
Performance Share Units
Performance share units (“PSU”) were granted to certain employees to be settled in shares of the Company's common stock during the nine months ended September 30, 2025, for which the service period will end on December 31, 2027, and will vest and become issuable during the first quarter of 2028. The Company granted the following PSUs:

	Shares	Weighted Average Grant Date Fair Value per Unit
PSUs(1)(2)	112,856	$9.22

(1)Performance measures for the PSU awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA (as defined in Note 14 to the consolidated financial statements with the exception of the corporate/other expenses adjustment) and the Company's three-year average pre-tax return on capital for its coke and pre-acquisition of Phoenix Global industrial services business and unallocated corporate expenses.
(2)The number of PSUs ultimately awarded will be determined by the above performance measures versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the Nasdaq Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout between 80 percent and 120 percent of the Company's final performance measure results.
Each PSU award may vest between 25 percent and 240 percent of the original units granted. The fair value of the PSUs granted during the nine months ended September 30, 2025 is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the nine months ended September 30, 2025, the Company issued 158,289 restricted stock units to certain employees to be settled in cash (“Cash RSU”), which vest and become payable in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the nine months ended September 30, 2025 was $9.10 per unit, based on the closing price of our common stock on the date of grant.
The Cash RSUs liability is adjusted based on the closing price of our common stock at the end of each quarterly period and was $1.4 million at September 30, 2025 and $2.6 million at December 31, 2024.
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
The Company issued awards with an aggregate grant date fair value of approximately $1.9 million during the nine months ended September 30, 2025, for which the service period will end on December 31, 2027 and will vest and become payable during the first quarter of 2028. The service period for certain retiree eligible participants is accelerated. The performance measures for these awards are split 50/50 between the Company's three-year cumulative Adjusted EBITDA and the Company's three-year average pre-tax return on capital for its coke and pre-acquisition of Phoenix Global industrial services business and unallocated corporate expenses.
The cash incentive award liability at September 30, 2025 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and pre-acquisition of Phoenix Global industrial services business and unallocated corporate expenses. The cash incentive award liability was $3.6 million at September 30, 2025 and $6.8 million at December 31, 2024.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, and the period for which the unrecognized compensation cost is expected to be recognized over:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	September 30, 2025

	Compensation Expense(1)				Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)				(Dollars in millions)	(Years)
Equity Awards:
RSUs	$0.4	$0.3	$1.7	$2.1	$2.6	1.8
PSUs	(0.2)	0.8	0.2	1.9	1.0	2.1
Total equity awards	$0.2	$1.1	$1.9	$4.0
Liability Awards:
Cash RSUs	$0.3	$0.2	$0.6	$1.0	$1.2	1.6
Cash incentive award	(0.3)	1.1	0.5	2.5	1.9	1.9
Total liability awards	$—	$1.3	$1.1	$3.5
(1)Compensation expense recognized by the Company is included in selling, general and administrative expenses on the Consolidated Statements of Income.
The Company issued $0.1 million of share based compensation to the Company's Board of Directors during both the nine months ended September 30, 2025 and 2024.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic EPS to those used to compute diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.6	85.1	85.5	85.1
Add: Effect of dilutive share-based compensation awards	0.1	0.2	0.1	0.2
Weighted-average number of shares-diluted	85.7	85.3	85.6	85.3
The following table shows equity awards that are excluded from the computation of diluted EPS as the shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Shares in millions)
Stock options	0.1	0.9	0.3	0.7
Restricted share units	0.1	—	0.1	—
Performance share units	0.1	0.1	0.1	0.1
Total	0.3	1.0	0.5	0.8

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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2025 and December 31, 2024 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2025 and December 31, 2024, the fair value of the Company’s total debt was estimated to be $664.9 million and $454.9 million, respectively, compared to a carrying amount of $699.0 million and $500.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
13. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay coke sales agreements primarily with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. The take-or-pay provisions in our agreements require our customers to purchase coke volumes as specified in the agreements or pay the contract price for any tonnage they do not purchase. The take-or-pay provisions of our agreements also require us to deliver minimum annual tonnage. As of September 30, 2025, our coke sales agreements have approximately 17.1 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately nine years.
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

Industrial Services
A portion of our industrial services business consists of providing on-site scrap and slag handling and processing services for steel manufacturing customers. The transaction price for these contracts include fixed fees as well as other volume based variable charges, which are correlated to customer production. Given the long-term nature of these arrangements, most contracts permit periodic adjustment based on changes in macroeconomic indicators. These service agreements consist primarily of one performance obligation, providing handling and processing services. Service revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company applies the “as invoiced” practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.
Additionally, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take possession of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services generally consist primarily of two performance obligations, unloading and loading of materials. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services.
Estimated fixed fee and take-or-pay revenue of approximately $593.9 million from all of our multi-year industrial services contracts is expected to be recognized over the next eleven years for unsatisfied or partially unsatisfied performance obligations as of September 30, 2025.
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$398.5	$446.2	$1,187.0	$1,322.2
Energy	14.2	12.7	39.5	36.1
Industrial Services	63.8	20.8	99.8	60.9
Operating and licensing fees	9.2	8.8	25.6	26.2
Other	1.3	1.6	5.2	4.0
Sales and other operating revenue	$487.0	$490.1	$1,357.1	$1,449.4
The following tables provide disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$282.7	$311.5	$832.7	$915.7
U.S. Steel	67.1	72.0	187.4	214.1
Other	137.2	106.6	337.0	319.6
Sales and other operating revenue	$487.0	$490.1	$1,357.1	$1,449.4

The following tables provide disaggregated sales and other operating revenue by domestic and international:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Sales and other operating revenue:
Domestic	$464.4	$481.3	$1,318.1	$1,423.2
International	22.6	8.8	39.0	26.2
Sales and other operating revenue	$487.0	$490.1	$1,357.1	$1,449.4
14. Business Segment Information
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company has concluded the Phoenix Global operating segment will be included in a reportable segment, Industrial Services, with the Logistics operating segment. The decision to aggregate results from the similarities between the two businesses including, providing material handling services to industrial manufacturing customers under long-term contracts or annual purchase orders, similar economic characteristics, similar equipment and labor force as well as similar types and often overlapping customers. Additionally, the Company historically elected to present the Brazil cokemaking operations as a separate reportable segment without it meeting the quantitative thresholds requiring separate segment reporting. The Company reassessed this election and will no longer present the Brazil cokemaking operations as a separate reportable segment. Based on the materiality of the Brazil cokemaking operations, Brazil Coke is included in “Corporate and Other.” Following these changes, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recasted all segment information for all prior periods presented herein to reflect this change.
The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat, which is converted to steam or electricity.
The Industrial Services segment includes the Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”), Lake Terminal, which provides services to our Indiana Harbor cokemaking facility, and fifteen molten slag removal, handling and processing operating sites across the United States, Brazil, Slovakia and Spain.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, which is not a reportable segment, but which also includes licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil as well as the expenses related to those operations and activity from our legacy coal mining business.
Segment assets are those assets utilized within a specific segment.
In considering the financial performance of the business, the CODM, who is the Company’s President and Chief Executive Officer, evaluates the performance of its segments based on Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on derivative instruments, site closure costs, transaction costs, and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). The CODM uses this measure to help determine the allocation of costs and resources to our reportable segments. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.

The following tables include Adjusted EBITDA reportable segments, as defined above, which is a measure of segment profit or loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing their performance.

	Three Months Ended September 30, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$413.8	$64.1	$477.9
Intersegment revenues	—	5.3	5.3
Net revenues	413.8	69.4	483.2

Reconciliation of revenue
Corporate and Other			9.1
Elimination of intersegment revenues			(5.3)
Total consolidated revenues			487.0

Less:(1)
Operating and maintenance expense	73.3	43.8
Cost of products sold and other expenses(2)	289.9	—
Selling, general and administrative expenses	6.6	7.4
Adjusted EBITDA reportable segments	44.0	18.2	62.2
Depreciation and amortization expense			37.4
Interest expense, net(3)			8.4
Loss on derivative forward contracts			0.7
Restructuring costs			3.0
Other corporate expenses(4)			7.7
Income before income tax expense			$5.0
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $8.4 million reflects (i) consolidated interest expense of $9.2 million and (ii) consolidated interest income of $0.8 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

	Three Months Ended September 30, 2024
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$459.9	$21.4	$481.3
Intersegment revenues	—	6.0	6.0
Net revenues	459.9	27.4	487.3

Reconciliation of revenue
Corporate and Other			8.8
Elimination of intersegment revenues			(6.0)
Total consolidated revenues			490.1

Less:(1)
Operating and maintenance expense	76.8	13.2
Cost of products sold and other expenses(2)	316.0	—
Selling, general and administrative expenses	9.0	0.5
Adjusted EBITDA reportable segments	58.1	13.7	71.8
Depreciation and amortization expense			28.1
Interest expense, net(3)			5.7
Other corporate expenses(4)			(3.5)
Income before income tax expense			$41.5
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $5.7 million reflects (i) consolidated interest expense of $7.2 million and (ii) consolidated interest income of $1.5 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

	Nine Months Ended September 30, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,230.0	$101.6	$1,331.6
Intersegment revenues	—	16.8	16.8
Net revenues	1,230.0	118.4	1,348.4

Reconciliation of revenue
Corporate and Other			25.5
Elimination of intersegment revenues			(16.8)
Total consolidated revenues			1,357.1

Less:(1)
Operating and maintenance expense	215.6	70.8
Cost of products sold and other expenses(2)	859.5	—
Selling, general and administrative expenses	20.5	8.0
Adjusted EBITDA reportable segments	134.4	39.6	174.0
Depreciation and amortization expense			94.8
Interest expense, net(3)			19.0
Loss on derivative forward contracts			0.7
Restructuring costs			3.5
Other corporate expenses(4)			21.6
Income before income tax expense			$34.4
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $19.0 million reflects (i) consolidated interest expense of $23.0 million and (ii) consolidated interest income of $4.0 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

	Nine Months Ended September 30, 2024
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,361.0	$62.2	$1,423.2
Intersegment revenues	—	17.8	17.8
Net revenues	1,361.0	80.0	1,441.0

Reconciliation of revenue
Corporate and Other			26.2
Elimination of intersegment revenues			(17.8)
Total consolidated revenues			1,449.4

Less:(1)
Operating and maintenance expense	227.1	39.8
Cost of products sold and other expenses(2)	931.9	—
Selling, general and administrative expenses	24.6	1.3
Adjusted EBITDA reportable segments	177.4	38.9	216.3
Depreciation and amortization expense			90.1
Interest expense, net(3)			17.8
Other corporate expenses(4)			9.8
Income before income tax expense			$98.6
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $17.8 million reflects (i) consolidated interest expense of $21.6 million and (ii) consolidated interest income of $3.8 million.
(4)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$24.4	$24.6	$74.4	$79.9
Industrial Services	12.4	3.3	18.7	9.6
Total reportable segments	$36.8	$27.9	$93.1	$89.5
Corporate and Other	0.6	0.2	1.7	0.6
Total depreciation and amortization expense	$37.4	$28.1	$94.8	$90.1

Capital expenditures:
Domestic Coke	$10.6	$12.3	$17.2	$43.3
Industrial Services	14.9	2.6	25.6	4.2
Total reportable segments	$25.5	$14.9	$42.8	$47.5
Corporate and Other	—	0.2	0.2	0.6
Total capital expenditures	$25.5	$15.1	$43.0	$48.1
The following table sets forth the Company's segment assets:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,300.9	$1,351.1
Industrial Services	559.1	158.2
Total reportable segments	$1,860.0	$1,509.3
Corporate and Other	72.0	158.9
Total assets	$1,932.0	$1,668.2
The following table sets forth the Company's segment assets disaggregated by domestic and international:

	September 30, 2025	December 31, 2024

	(Dollars in millions)
Assets:
Domestic	$1,810.9	$1,658.0
International	121.1	10.2
Total assets	$1,932.0	$1,668.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
We also own and operate an industrial services business that provides export and domestic material handling and/or mixing services to coke, coal, steel, power and other bulk customers, as well as mission-critical mill services to leading steel producers globally. Our logistics terminals have the collective capacity to mix and transload more than 40 million tons of coal and other products annually and have storage capacity of approximately 3 million tons. These terminals are strategically located to reach Gulf Coast, East Coast, Great Lakes and international ports. Industrial services also include the removal, handling, and processing of molten slag at customer sites, as well as preparation and transportation of metal scraps, raw materials, and finished products.
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

Our Industrial Services business includes materials handling at our logistics terminals and our on-site scrap and slag handling and processing operating sites for steel manufacturing customers. Our Convent Marine Terminal (“CMT”) serves certain customers impacted by seaborne export market dynamics. Volumes through CMT are impacted by fluctuations in global energy needs and benchmark pricing for coal exports out of the U.S. Gulf Coast, which can be impacted by weather conditions, natural gas prices, geopolitical issues, U.S. thermal coal supply and global thermal coal demand. Our Kanawha River Terminal (“KRT”) serves two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand. Additionally, our Industrial Services operations serves customers with scrap and slag handling services at approximately fifteen operating sites across the United States, Brazil, Slovakia and Spain. Our customer base includes large steel producers in the regions where we operate, serving a mix of integrated and mini-mill operations. In recent years, a significant portion of the service contracts were extended including periodic adjustments based on the changes in macroeconomic indicators, which mitigates certain financial risks, such as inflationary impacts.
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Decrease	Nine Months Ended September 30,		Decrease
	2025	2024		2025	2024

	(Dollars in millions)
Net income	$23.8	$33.3	$(9.5)	$46.7	$77.7	$(31.0)
Net cash provided by operating activities	$9.2	$107.2	$(98.0)	$52.5	$107.9	$(55.4)
Adjusted EBITDA(1)	$59.1	$75.3	$(16.2)	$162.5	$206.7	$(44.2)
(1)See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the three and nine months ended September 30, 2025 reflect lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, lower volumes due to unfavorable coal-to-coke yields, the impact of the Granite City contract extension economics and lower volumes in our logistics business due to market conditions. Operating results for the three and nine months ended September 30, 2025 include two months of operating results associated with acquisition of Flame Aggregator, LLC (“Phoenix Global”). Operating cash flows during the current period primarily reflect payments to settle liabilities assumed as part of the acquisition of Phoenix Global, an increase in income tax receivables related to capital investment tax credits and the unfavorable operating results discussed above. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments
•Acquisition of Phoenix Global. On August 1, 2025, we completed the acquisition of Phoenix Global, a privately held provider of mission-critical mill services to major steel producing companies. We acquired Phoenix Global for preliminary purchase consideration of $295.8 million. See Note 3 to our consolidated financial statements for further detail.
•One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Following the enactment of the OBBBA, the Company recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740, Income Taxes. The Company has evaluated the impact of the OBBBA on cash taxes, deferred tax assets and liabilities and has reflected these effects in the consolidated financial statements for the third quarter of 2025.
•Revolving Facility Extension. On July 25, 2025, we amended and extended the maturity of our revolving credit facility (“Revolving Facility”) to July 2030 under substantially similar terms. The amendment also reduced the Revolving Facility capacity by $25.0 million to $325.0 million.

•Granite City Contract Extension. In April 2025, the Granite City long-term, take-or-pay agreement with United States Steel Corporation (“U.S. Steel”) was extended through September 30, 2025, with an option for U.S. Steel to extend for an additional three months through December 31, 2025. In September 2025, U.S. Steel exercised the option to extend the contract through December 31, 2025. The provisions and economics of this extension remain unchanged from those included in the previous extensions executed in 2024 and 2025. See “Item 1A. Risk Factors” below for additional detail.
•Algoma Coke Supply Contract. At the end of the third quarter of 2025, we were notified of Algoma Steel Inc's refusal to accept any additional coke tons. We are actively pursuing all avenues to enforce the contract and recover any financial losses.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024

	(Dollars in millions)
Revenues
Sales and other operating revenue	$487.0	$490.1	$(3.1)	$1,357.1	$1,449.4	$(92.3)
Costs and operating expenses
Cost of products sold and operating expenses	407.9	405.2	2.7	1,145.3	1,197.1	(51.8)
Selling, general and administrative expenses	28.3	9.6	18.7	63.6	45.8	17.8
Depreciation and amortization expense	37.4	28.1	9.3	94.8	90.1	4.7
Total costs and operating expenses	473.6	442.9	30.7	1,303.7	1,333.0	(29.3)
Operating income	13.4	47.2	(33.8)	53.4	116.4	(63.0)
Interest expense, net	8.4	5.7	2.7	19.0	17.8	1.2
Income before income tax (benefit) expense	5.0	41.5	(36.5)	34.4	98.6	(64.2)
Income tax (benefit) expense	(18.8)	8.2	(27.0)	(12.3)	20.9	(33.2)
Net income	23.8	33.3	(9.5)	46.7	77.7	(31.0)
Less: Net income attributable to noncontrolling interests	1.6	2.6	(1.0)	5.3	5.5	(0.2)
Net income attributable to SunCoke Energy, Inc.	$22.2	$30.7	$(8.5)	$41.4	$72.2	$(30.8)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased for the three and nine months ended September 30, 2025 compared to the same prior year periods, driven by lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, the impact of the Granite City contract extension economics and the impact of the pass-through of lower coal prices on our long-term, take-or-pay agreements. Additionally, sales and other operating revenue for the three and nine months ended September 30, 2025 were negatively impacted by lower volumes due to unfavorable coal-to-coke yields. The decreases in sales and other operating revenue discussed above were offset by the inclusion of Phoenix Global results for the three and nine months ended September 30, 2025. The decreases in costs of products sold and operating expenses discussed above were more than offset and partially offset for the three and nine months ended September 30, 2025, respectively, by the inclusion of Phoenix Global results.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and nine months ended September 30, 2025 reflect transaction costs incurred related to the acquisition of Phoenix Global as well as the absence of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business in 2024. Additionally, selling, general and administrative expenses for the three and nine months ended September 30, 2025 further increased due to the inclusion of Phoenix Global's costs in the current year periods. These increased costs were partially offset during the three and nine months ended September 30, 2025 by lower employee related expenses and lower legal expenses.

Depreciation and Amortization Expense. The increase to depreciation and amortization expense for the three and nine months ended September 30, 2025 reflects the inclusion of Phoenix Global's expense in the current year periods. This increase was partially offset for the nine months ended September 30, 2025 by the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Interest Expense, Net. Interest expense, net, during the three and nine months ended September 30, 2025 increased as a result of interest incurred on Revolving Facility borrowings related to the acquisition of Phoenix Global.
Income Tax (Benefit) Expense. Income tax expense during the three and nine months ended September 30, 2025 benefited from an analysis conducted as part of tax planning on the Company's capital investments under Section 48 of the Internal Revenue Code, which resulted in a net tax benefit of $20.7 million. This benefit was partially offset by nondeductible transaction costs in connection with the acquisition of Phoenix Global. See Note 6 to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
Results of Reportable Business Segments
Following the acquisition of Phoenix Global and as discussed in Note 14 – Business Segment Information, we updated our reportable segments and have recasted all segment information for all prior periods presented herein to reflect this change.
We report our business results through two reportable segments:
•Domestic Coke consists of our Jewell facility, located in Virginia, our Indiana Harbor facility, located in Indiana, our Granite City facility located in Illinois, and our Middletown and Haverhill facilities located in Ohio.
•Industrial Services consists of logistics terminals including, CMT, located in Louisiana, KRT, located in West Virginia, and Lake Terminal, located in Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility. Additionally, Industrial Services includes fifteen molten slag removal, handling and processing operating sites across the United States, Brazil, Slovakia and Spain.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil as well as the expenses related to those operations and activity from our legacy coal mining business, which is not considered a reportable segment and therefore, not included in our segment information in Note 14. However, we have included Corporate and Other within our operating data below.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$413.8	$459.9	$(46.1)	$1,230.0	$1,361.0	$(131.0)
Industrial Services	64.1	21.4	42.7	101.6	62.2	39.4
Industrial Services intersegment sales	5.3	6.0	(0.7)	16.8	17.8	(1.0)
Elimination of intersegment sales	(5.3)	(6.0)	0.7	(16.8)	(17.8)	1.0
Total sales and other operating revenue reportable segments	$477.9	$481.3	$(3.4)	$1,331.6	$1,423.2	$(91.6)
Corporate and Other, net(1)	9.1	8.8	0.3	25.5	26.2	(0.7)
Total sales and other operating revenue	$487.0	$490.1	$(3.1)	$1,357.1	$1,449.4	$(92.3)
Adjusted EBITDA:
Domestic Coke	$44.0	$58.1	$(14.1)	$134.4	$177.4	$(43.0)
Industrial Services	18.2	13.7	4.5	39.6	38.9	0.7
Corporate and Other, net(1)	(3.1)	3.5	(6.6)	(11.5)	(9.6)	(1.9)
Total Adjusted EBITDA(2)	$59.1	$75.3	$(16.2)	$162.5	$206.7	$(44.2)
Coke Operating Data:
Domestic Coke capacity utilization(3)	97%	102%	(5)%	94%	100%	(6)%
Domestic Coke production volumes (thousands of tons)	982	1,031	(49)	2,834	3,009	(175)
Domestic Coke sales volumes (thousands of tons)	951	1,027	(76)	2,792	2,996	(204)
Domestic Coke Adjusted EBITDA per ton(4)	$46.27	$56.57	$(10.30)	$48.14	$59.21	$(11.07)
Industrial Services Operating Data:
Logistics tons handled (thousands of tons)	5,235	5,843	(608)	15,704	17,277	(1,573)
Customer volumes serviced (thousands of tons)	3,825	—	3,825	3,825	—	3,825
(1)Corporate and Other, net is not a reportable segment and includes the results of Brazil cokemaking operations.
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2025 vs. 2024		Nine Months Ended September 30, 2025 vs. 2024
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$459.9	$58.1	$1,361.0	$177.4
Volume(1)	(31.1)	(9.0)	(87.5)	(28.7)
Price(2)	(16.6)	(12.4)	(47.5)	(34.3)
Operating and maintenance costs(3)	N/A	3.3	N/A	11.3
Energy and other(4)	1.6	4.0	4.0	8.7
Current year period	$413.8	$44.0	$1,230.0	$134.4
(1)Volumes during the three and nine months ended September 30, 2025 were negatively impacted by lower coal-to-coke yields as well as the impact of the Granite City contract extension.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three and nine months ended September 30, 2025. Sales and other operating revenue and Adjusted EBITDA decreased for the three and nine months ended September 30, 2025 as a result of lower pricing on our non-contracted blast coke sales and the impact of lower economics on the Granite City contract extension. Additionally, Adjusted EBITDA was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements.
(3)Operating and maintenance costs during the three and nine months ended September 30, 2025 benefited from lower planned maintenance outage costs in the current year as well as the timing of other maintenance costs.
(4)Energy and other during the three and nine months ended September 30, 2025 increased due to favorable energy pricing and volumes.
Industrial Services
During the three and nine months ended September 30, 2025, sales and other operating revenues, exclusive of intersegment sales, were $64.1 million and $101.6 million, respectively, compared to $21.4 million and $62.2 million, respectively, in the corresponding prior year periods. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three and nine months ended September 30, 2025 were $18.2 million and $39.6 million, respectively, compared to $13.7 million and $38.9 million, respectively, in the corresponding prior year periods. Industrial services results during the three and nine months ended September 30, 2025, as compared to the same prior year periods include the results of two months of Phoenix Global. The three and nine months ended September 30, 2025, as compared to the same prior year periods were negatively impacted by lower transloading volumes due to market conditions and lower transloading pricing at CMT driven by the absence of an index price adjustment benefit.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $3.1 million and $11.5 million, respectively, for the three and nine months ended September 30, 2025, compared to income of $3.5 million and a loss of $9.6 million, respectively, in the corresponding prior year periods. The three and nine months ended September 30, 2025 reflect transaction costs incurred related to the acquisition of Phoenix Global as well as the absence of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business in the prior year. These increases in costs were partially offset during the three and nine months ended September 30, 2025 by lower employee related expenses and lower legal expenses.

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
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on derivative instruments, site closure costs and/or transaction costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in millions)
Net income	$23.8	$33.3	$46.7	$77.7
Add:
Depreciation and amortization expense	37.4	28.1	94.8	90.1
Interest expense, net	8.4	5.7	19.0	17.8
Income tax (benefit) expense	(18.8)	8.2	(12.3)	20.9
Loss on derivative forward contracts	0.7	—	0.7	—
Restructuring costs(1)	3.0	—	3.5	—
Transaction costs(2)	4.6	—	10.1	0.2
Adjusted EBITDA	$59.1	$75.3	$162.5	$206.7
(1)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global.
(2)Reflects costs incurred related to the acquisition of Phoenix Global and the granulated pig iron project with U.S. Steel.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. We funded the acquisition of Phoenix Global with existing cash and borrowing availability under our Revolving Facility. As of September 30, 2025, we had $80.4 million of cash and cash equivalents and $126.0 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in millions)
Net cash provided by operating activities	$52.5	$107.9
Net cash used in investing activities	(315.0)	(47.6)
Net cash provided by (used in) financing activities	152.9	(35.7)
Effect of translation changes on cash	0.4	—
Net (decrease) increase in cash and cash equivalents	$(109.2)	$24.6
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $55.4 million to $52.5 million for the nine months ended September 30, 2025 as compared to $107.9 million in the corresponding prior year period. The decrease primarily reflects payments to settle liabilities assumed as part of the acquisition of Phoenix Global, an increase in income tax receivables related to capital investment tax credits and unfavorable operating results for the current year period as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $267.4 million to $315.0 million for the nine months ended September 30, 2025 as compared to $47.6 million in the corresponding prior year period. The increase was primarily driven by cash paid for the acquisition of Phoenix Global of $271.5 million, which consisted of the purchase consideration net of cash and cash equivalents assumed in the acquisition. See Note 3 to our consolidated financial statements for further detail. This increase was partially offset by higher capital spending in connection with certain upgrades to improve the long-term reliability and operational performance of our assets in the prior year period. Additionally, the timing of payments related to ongoing capital expenditures further contributed to the decrease in capital spending in the current year as compared to the same prior year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $188.6 million to $152.9 million for the nine months ended September 30, 2025 as compared to net cash used in financing activities of $35.7 million in the corresponding prior year period. The increase in net cash provided by financing activities was primarily driven by higher net borrowings of $199.0 million on the Revolving Facility, related to funding the acquisition of Phoenix Global. This increase was partially offset by an increase in repayments of finance lease liabilities, consisting of $2.0 million on additional finance leases acquired in the acquisition as well as $1.8 million related to finance lease buyouts in the current year period. Additionally, the increase in the current year period was further offset by an increase to dividends paid of $3.7 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, debt issuance costs of $2.0 million related to the amendment and extension of the Revolving Facility and higher cash distributions made to noncontrolling interests of $1.5 million.
Dividends
On July 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on September 2, 2025, to stockholders of record on August 15, 2025.
Additionally, on October 30, 2025, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on December 1, 2025, to stockholders of record on November 17, 2025.
Covenants
As of September 30, 2025, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 8 to the consolidated financial statements for details on debt covenants.

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
Our capital requirements have consisted, and are expected to consist, primarily of:
•Ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens, steam generators and assets at our logistics terminals and operating sites and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred;
•Expansion capital expenditures to acquire and/or construct complementary assets to grow our business and to expand existing facilities as well as capital expenditures made to grow our business through new markets or enable the renewal of a coke sales agreement and/or industrial services agreement and on which we expect to earn a reasonable return; and
•Environmental project expenditures to ensure that our existing facilities operate in accordance with changing regulations.
The following table summarizes our capital expenditures:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in millions)
Ongoing capital	$33.8	$44.1
Expansion capital	9.2	4.0
Total capital expenditures(1)	$43.0	$48.1
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies
An update to our summary of our significant accounting policies included in our fiscal 2024 Annual Report on Form 10-K is included in Note 2 to our consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of assets and liabilities. The Company's valuation of tangible and intangible assets as part of business combinations is subject to such estimates and assumptions. Our management bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition.

Business Combinations
We account for acquisitions using the acquisition method, under which, upon obtaining control, we recognize each identifiable asset acquired and liability assumed at its acquisition date fair value. The determination of those fair values requires significant judgment and the use of valuation techniques when observable market inputs are unavailable. We engage third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for material acquisitions.
We value intangible assets using models such as the income approach, including the relief-from-royalty method and multi-period excess earnings method as well as other cost-based techniques. Key unobservable inputs include forecasted revenue growth rates, discount rates, royalty rates and estimated useful lives. We value acquired property, plant and equipment using a combination of the cost and market approaches. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.
Any excess of the purchase price over the fair values of identifiable net assets is recorded as goodwill. During the measurement period, up to one year from the acquisition date, significant provisional amounts are adjusted with a corresponding offset to goodwill.
Recent Accounting Standards
There have been no new accounting standards material to the Company that have been adopted during the nine months ended September 30, 2025.
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
Changes in Internal Control over Financial Reporting
We are currently in the process of assessing and integrating Phoenix Global's internal control over financial reporting with our existing internal control over financial reporting.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2025.
Item 1A. Risk Factors
Except for the following, there have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our Granite City long-term, take-or-pay agreement currently extends through December 31, 2025. Non-renewal of this agreement and/or absence of an agreement related to the granulated pig iron project or other coke supply contract could result in impairment in the value of our long-lived assets at the cokemaking plant. The current carrying value of the long-lived assets at our Granite City cokemaking plant is $238.0 million. There are also asset retirement obligations of $7.9 million at the Granite City cokemaking plant that could be negatively impacted by the matters discussed above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of September 30, 2025, $96.3 million remains available under the authorized repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
While the Company divested substantially all of its remaining coal mining assets in April 2016, the Company remains responsible for reclamation of certain legacy coal mining locations that are subject to Mine Safety and Health Administration (“MSHA”) regulatory purview and the Company continues to own certain industrial services assets that are regulated by MSHA. The information concerning mine safety violations and other regulatory matters that we are required to report in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.014) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

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

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated July 25, 2025, by and among SunCoke Energy, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 25, 2025, File No. 001-35243)

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, filed with the Securities and Exchange Commission on November 4, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SunCoke Energy, Inc.

Dated:	November 4, 2025	By:	/s/ Mark W. Marinko
Mark W. Marinko
Senior Vice President and Chief Financial Officer (Duly Authorized Officer) (Principal Financial and Accounting Officer)