Form 10-K
period 2025-12-31
SunCoke Energy, Inc.
filed 2026-02-20
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity on June 30, 2025 held by non-affiliates of SunCoke Energy, Inc. was approximately $721,117,091, based upon the closing price on the New York Stock Exchange for such common equity on June 30, 2025.
The number of shares of common stock outstanding as of February 13, 2026 was 84,665,509.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SunCoke Energy, Inc. 2026 Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•volatility, cyclical downturns and other change in the business climate and market for coal, affecting customers or potential customers for our industrial services business;
•changes in the marketplace that may affect our industrial services business, including the supply and demand for thermal and metallurgical coal;
•severe financial hardship or bankruptcy of one or more of our major customers, or the occurrence of a customer default or other event affecting our ability to collect payments from our customers;
•our ability to repair aging coke ovens to maintain operational performance;
•age of, and changes in the reliability, efficiency and capacity of, the various equipment and operating facilities used in our cokemaking operations and in the operations of our subsidiaries, major customers, business partners and/or suppliers;
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
•consolidation of major customers;
•nonperformance or force majeure by, or disputes with or changes in, contract terms with, major customers, suppliers, dealers, distributors or other business partners;
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

PART I
Item 1.Business
Overview
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 65 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also sell coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements to customers in both the export and North American domestic coke markets seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 3.7 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
We report our business results through two reportable segments: Domestic Coke and Industrial Services.
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

The following table sets forth information about our cokemaking facilities:

Facility	Location	Year of Start Up	Use of Waste Heat	Number of Coke Ovens	Annual Cokemaking Nameplate Capacity(1) (thousands of tons)	Customer(2)	Contract Expiration	Contract Volume (thousands of tons)
Owned and Operated:
Middletown(3)	Middletown, Ohio	2011	Power generation	100	550	Cliffs Steel	December 2032	Capacity
Granite City	Granite City, Illinois	2009	Steam for power generation	120	650	U.S. Steel	December 2026	Capacity(4)
Indiana Harbor	East Chicago, Indiana	1998	Heat for power generation	268	1,220	Cliffs Steel	September 2035	Capacity
Haverhill II	Franklin Furnace, Ohio	2008	Power generation	100	550	Cliffs Steel/Algoma Steel(5)	December 2028(6)/December 2026	500/150
Jewell	Vansant, Virginia	1962	Partially used for coal drying	142	720
Total(7)				730	3,690
Operated:
Vitória	Vitória, Brazil	2007	Steam for power generation	320	1,700	ArcelorMittal Brazil	January 2028	Capacity
Total				1,050	5,390
(1)Cokemaking nameplate capacity represents stated capacity for production of blast furnace coke equivalent production. The production of foundry coke tons does not replace blast furnace coke tons on a ton for ton basis, as foundry coke requires longer coking time.
(2)Customers under long-term, take-or-pay agreements include Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, both subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel”, United States Steel Corporation (“U.S. Steel”), and Algoma Steel Inc. (“Algoma Steel”).
(3)The Middletown coke sales agreement provides for coke sales on a “run of oven” basis, which includes both blast furnace coke and small coke. Middletown nameplate capacity on a “run of oven” basis is 578 thousand tons per year.
(4)In January 2026, the Granite City long-term, take-or-pay agreement with U.S. Steel was extended through December 31, 2026. Under the extension, the Company will provide 590 thousand tons of metallurgical coke. See further discussion in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
(5)At the end of the third quarter of 2025, we were notified of Algoma Steel's breach of contract and refusal to accept any additional coke tons. We are actively pursuing all avenues to enforce the contract and recover any financial losses.
(6)In November 2025, the Haverhill II long-term, take-or-pay agreement with Cliffs Steel, was extended through December 31, 2028 to provide 500 thousand tons of metallurgical coke annually. Additionally, the long-term, take-or-pay agreement between Haverhill II and Cliffs Steel provides for coke supply to shift to Jewell. Non-contracted blast coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements at Jewell and Haverhill II is generally sold into the foundry, export and North American spot coke markets.
(7)In the fourth quarter of 2025, the Company made the decision to optimize its coke fleet and close its Haverhill I cokemaking facility in the first quarter of 2026.
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
Some of our long-term, take-or-pay coke sales agreements contain pass-through provisions for costs we incur in the cokemaking process, including coal and coal procurement costs, subject to meeting contractual coal-to-coke yields, operating and maintenance expenses, costs related to the transportation of coke to our customers, taxes (other than income taxes) and costs associated with changes in regulation. When targeted coal-to-coke yields are achieved, the price of coal is not a significant determining factor in the profitability of our long-term, take-or-pay coke sales agreements, although it does affect our revenue and cost of sales for these facilities in approximately equal amounts. However, to the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. As coal prices increase, the benefits associated with favorable coal-to-coke yields also increase. These features of our long-term, take-or-pay coke sales agreements reduce our exposure to variability in coal price changes and inflationary costs over the remaining terms of these agreements.
Coke prices in our long-term, take-or-pay agreements also include both an operating cost component and a fixed fee component. During 2025, operating costs under four of our coke sales agreements are fixed subject to an annual adjustment based on an inflation index. Under our other coke sales agreement, operating costs are passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Accordingly, actual operating costs in excess of caps or budgets can have a significant impact on the profitability of all of our domestic cokemaking facilities. The fixed fee component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. The fixed fee is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is based on the fixed fee per ton and favorable or unfavorable performance on pass-through cost items.
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
Industrial Services
Our Industrial services segment consists of Convent Marine Terminal (“CMT”), Kanawha River Terminal (“KRT”) and SunCoke Lake Terminal (“Lake Terminal”) as well as fifteen molten slag removal, handling and processing operating sites across the United States, Brazil, Slovakia and Spain.
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
Additionally, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take ownership of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services generally consist primarily of unloading and loading of materials.

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
The cokemaking market is highly competitive. Competitors include merchant coke producers as well as the cokemaking facilities owned and operated by blast furnace steel companies. The principal competitive factors affecting our cokemaking business include coke quality and price, reliability of supply, proximity to market, access to metallurgical coals and environmental performance. Most of the world’s coke production capacity is owned by blast furnace steel companies. The international merchant coke market is largely supplied by Chinese, Colombian and Indonesian producers, among others, but it can be challenging to maintain high quality coke in the export market, and when coupled with transportation costs, coke imports into the U.S. are often not economical. However, the supply of coke from international merchants does impact our ability to sell tons in excess of those contracted under our long-term, take-or-pay agreements into the export coke market.
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
Industrial Services
Our Industrial Services business includes materials handling at our terminals and our on-site scrap and slag handling and processing operating sites for steel manufacturing customers.
Our Convent Marine Terminal (“CMT”) serves certain customers impacted by seaborne export market dynamics. CMT is the largest bulk material terminal in the lower U.S. with direct rail access on the Canadian National Railway as well as a state-of-the-art ship loader, which is the largest of its kind in the world. We believe this ship loader has the fastest loading rate available in the Gulf Region, which should allow our customers to benefit from lower shipping costs. Volumes through CMT are impacted by fluctuations in global energy needs and benchmark pricing for coal exports out of the U.S. Gulf Coast, which can be impacted by weather conditions, natural gas prices, geopolitical issues, U.S. thermal coal supply and global thermal coal demand. Our Kanawha River Terminal (“KRT”) serves two primary domestic markets, metallurgical coal trade and thermal coal trade. Metallurgical markets are primarily impacted by steel prices and blast furnace operating levels whereas thermal markets are impacted by natural gas prices and electricity demand. Our KRT competitors are generally located within 100 miles of our operations. KRT has fully automated and computer-controlled mixing capabilities that mix coal to within two percent accuracy of customer specifications. KRT also has the ability to provide pad storage and has access to both CSX and Norfolk Southern rail lines as well as the Ohio River system. Lake Terminal provides coal handling and mixing services to our Indiana Harbor cokemaking facility and therefore, does not have any competitors.
Our Industrial Services operations also serves customers with scrap and slag handling services at approximately fifteen operating sites across the United States, Brazil, Slovakia and Spain. Our customer base includes large steel producers in the regions where we operate, serving a mix of integrated and mini-mill operations. Our scrap and slag handling services business competes principally with a small number of businesses for these services that are outsourced by customers on a global basis and, to some degree, customers that may decide to perform certain services themselves. In recent years, a significant portion of the service contracts related to these operations were extended including periodic adjustments based on the changes in macroeconomic indicators, which mitigates certain financial risks, such as inflationary impacts.

Seasonality
Our revenues in our Domestic Coke segment are largely tied to long-term, take-or-pay agreements and as such, are not seasonal. However, our cokemaking profitability is tied to coal-to-coke yields, which improve in drier weather. Extreme weather may also challenge our operating costs and production in the winter months for our Domestic Coke segment. KRT service demand fluctuates due to changes in the domestic electricity markets. Excessively hot summer weather or cold winter weather may increase commercial and residential needs for air conditioning or heat, which in turn may increase electricity usage and the demand for thermal coal and, therefore, may favorably impact our industrial services business. Additionally, operating costs at CMT are impacted by water levels on the Mississippi River, which are often higher in the spring months. Demand for services provided at our slag removal, handling and processing operating sites are largely tied to our customer steelmaking volumes. However, demand is also subject to seasonal changes related to weather conditions, inventory management through the steel-industry supply chain, and customer maintenance outages. The timing of these impacts varies by region and customer.
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
Each ton of blast furnace coke produced at our facilities requires approximately 1.4 tons of metallurgical coal. We purchased 5.6 million tons of metallurgical coal in 2025. Metallurgical coal is generally purchased on an annual basis via one-year contracts with costs primarily passed through to our customers in accordance with the applicable long-term, take-or-pay coke sales agreements. Occasionally, shortfalls in deliveries by metallurgical coal suppliers require us to procure supplemental coal volumes. As with typical annual purchases, the cost of these supplemental purchases is also generally passed through to our customers. Most metallurgical coal procurement decisions are made through a coal committee structure with customer participation. The customer can generally exercise an overriding vote on most coal procurement decisions. In 2026, our metallurgical coal contracts are generally based on coke production requirements. See further discussion on our coal contractual obligations in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
For coke sales, the point of delivery varies by agreement and facility. The destination for coke sales under long-term, take-or-pay agreements from our Jewell and Haverhill cokemaking facilities is generally designated by the customer and shipments are made by railcar under long-term transportation agreements, which may include annual volume commitments, and are generally passed through to our customers. The destination for non-contracted blast coke sales is also generally designated by the customer and shipments are made by either railcar, truck, barge or ship. Transportation and freight costs associated with these sales do not contain the same pass through provisions as our long-term, take-or-pay agreements. At our Middletown, Indiana Harbor and Granite City cokemaking facilities, coke is delivered primarily by a conveyor belt leading to the customer’s blast furnace, with the customer responsible for additional transportation costs, if any. Most transportation and freight costs in our Industrial Services segment are paid by the customer directly to the transportation provider.
Research and Development and Intellectual Property and Proprietary Rights
Our research and development program seeks to improve existing and develop promising new cokemaking technologies, including new product development, and enhance our heat recovery processes. Over the years, this program has produced numerous patents related to our heat recovery coking design and operation, including patents for pollution control systems, oven pushing and charging mechanisms, oven flue gas control mechanisms, high quality foundry coke, higher activity foundry coke, hydrated activated carbon for removing mercury from a flue-gas desulfurization system, corrosion resistant spray dry absorber, low particulate matter quench tower design and various others. Additionally, we have continued to successfully utilize our existing coke ovens to produce foundry coke in addition to our primary product of blast furnace coke. As of December 31, 2025, we had 102 patents issued and 29 pending in the U.S., as well as 116 issued and 80 pending in foreign jurisdictions.

At Vitória, Brazil, where we operate one cokemaking facility on behalf of ArcelorMittal Brazil, we have intellectual property and licensing agreements in place for the entity’s use of our technology. As of December 31, 2025, we had 42 patents issued and 15 pending in Brazil.
Human Capital Management
Safety
We live by the ethos: Think Safe. Act Safe. Be Safe.
Our top priority is the safety and health of our employees, contractors and visitors.
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
Our target for Total Recordable Incident Rate (“TRIR”) at SunCoke for our Coke facilities and Industrial Services terminals for 2025 was 0.80, which includes both employees and contractors. Our safety performance for these facilities in 2025 was a 0.55 TRIR. The Industrial Services operating sites (excluding our Industrial Services terminals) were acquired in 2025 and were not part of the TRIR target for 2025.
Our excellent safety record is best understood in comparison to industry-wide safety performance. According to the Bureau of Labor Statistics, the TRIR of Other Petroleum and Coal Products (Coke) Manufacturing was 2.40 in 2024 and the TRIR for the Iron and Steel Mills sector was 1.90 in 2024, based on the most recent data available. Our year-over-year safety performance is consistently significantly lower than average industry-wide rates, demonstrating our strong commitment to safety.

Year	Coke and Terminals TRIR
2023	0.99
2024	0.50
2025	0.55
Human Capital Strategy
Our human capital strategy is focused on retaining and developing a skilled, safety-focused workforce; strengthening leadership succession; maintaining workforce stability across union and salaried populations; fostering collaboration; investing in training and development; and providing competitive, market-aligned total rewards to support long-term operational and financial performance. We continue to foster a welcoming and inclusive work environment where employees are valued, trusted, and motivated to contribute both individually and as a part of a high-performing team. The leadership of our Human Resources department sponsors the development and oversight of all human capital programs in the organization including: workforce composition, talent acquisition and retention, culture, workforce stability, employee development and training, benefits, talent management and total compensation.
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
Workforce Composition
As of December 31, 2025, we had approximately 2,477 employees in 6 countries. 53 percent of these employees are represented by labor unions, through approximately 10 collective bargaining agreements.
Talent Retention and Development
We are committed to attracting, developing, and retaining a high-performing workforce that drives our strategy for sustainable, long-term growth. By investing in our people, we aim to help every employee reach their full potential and contribute meaningfully to our success.
We focus on building technical expertise, professional skills, and leadership capabilities across all levels of the organization. Our annual performance management process begins with setting company-wide goals that cascade into departmental and individual objectives. This alignment ensures that each employee’s work supports the broader business strategy, while regular reviews provide opportunities for feedback, career development, and performance improvement.
We take pride in maintaining a lean, agile workforce and emphasize internal development and promotion. Nearly half of our open positions are filled by internal candidates. Through robust succession planning, we identify and support high-performing employees by assessing critical roles, creating individualized development plans, and offering stretch assignments to prepare future leaders.
Training
We provide comprehensive training programs that meet both regulatory requirements and company standards. All employees complete annual interactive training on our Code of Business Conduct and Ethics, supplemented by targeted programs throughout the year. Additional training topics have included workplace safety, harassment prevention, active shooter preparedness, workers’ compensation, unconscious bias, and data privacy.
Our training initiatives reflect our ongoing commitment to safety, compliance, and professional growth at every level of the organization.
Compensation and Benefits
Company leadership and the Compensation Committee of our Board of Directors are actively involved in overseeing the Company’s human capital management programs. We seek to attract, motivate and retain talented employees by offering competitive compensation and benefits. Our pay-for-performance philosophy is designed to align individual contributions and business results with rewards, with incentive opportunities that vary by role and level of responsibility. Incentive compensation includes short-term and long-term components, with a greater proportion of compensation at risk for employees in positions of increased responsibility, and long-term incentives used selectively to support retention of key talent.
We provide a comprehensive benefits program intended to support the health, financial security and overall well-being of our employees and their families. These benefits include health and welfare coverage, retirement programs, paid time off and leave policies, and other programs designed to support employee well-being, professional development and work-life balance.
Workforce Stability & Leadership Experience
Our regrettable turnover rate was less than 1 percent in 2025. This low rate is a testament to our commitment to employee retention. The stability of our workforce is also anchored by our experienced corporate leadership team along with our General Managers that lead the day-to-day operations at our facilities. Our leaders have an average of nearly 20 years of leadership experience and an average tenure (or length of service) of 11 years with the Company.

Ethics & Compliance
Our Chief Legal and Administrative Officer oversees a Compliance Team that includes legal and human resources representatives on matters related to ethics and compliance. We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including senior financial officers and executives. Our Code of Business Conduct and Ethics, along with our Core Values, establish the principles that guide our daily actions to uphold the highest standards of ethical and legal behavior. Whether working with customers, vendors, business partners or neighbors, we always strive to act with integrity. All employees must complete annual training on our Code of Business Conduct and Ethics, which we review and update as needed. We educate all employees to avoid potential conflicts of interest. Our Prohibited Payments and Political Contributions Policy addresses payments made to U.S. officials, including campaign contributions. Our Gifts, Entertainment and Sponsored Travel Policy provides guidance regarding business courtesies, including reporting obligations and value limitations. We also have a Human Rights Policy, which affirms our commitment to a fair living wage for all employees.
Guidance & Reporting Without Fear of Retaliation
All employees, officers and directors must report suspected policy violations of our Code of Business Conduct and Ethics to the Compliance Team. They can do so through a variety of channels, including, but not limited to, directly reporting to a supervisor, providing email or verbal reports directly to the Compliance Team and using our confidential, third-party 24/7 reporting hotline or website. Calls and online submissions are anonymous, unless the notifying party discloses his or her identity. We take the anonymity of these communications seriously and SunCoke’s Compliance Team follows up on each submission. In addition to the anonymous hotline, hourly employees represented by a collective bargaining unit can also file a report using the applicable union grievance process. Nothing in our Code of Business Conduct and Ethics is intended to prevent anonymous individuals from communicating directly with relevant government authorities about potential violations of law.
Legal and Regulatory Requirements
Our operations are subject to extensive governmental regulation, including environmental laws, which are a significant factor in our business. The following discussion summarizes the principal legal and regulatory requirements that we believe may significantly affect us.
Permitting and Bonding
•Permitting Process for Cokemaking Facilities and Industrial Services Operations. The permitting process for our facilities is administered by each state individually. However, the main requirements for obtaining environmental construction and operating permits are found in the federal regulations. A construction permit allows construction and commencement of operations at the facility and is generally valid for at least 18 months. Generally, construction commences during this period, while many states allow this period to be extended in certain situations. A facility's operating permit may be a state operating permit or a Title V operating permit. For our industrial services operations, we either operate under our own permits or operate under the permits held by our mill customers.
•Air Quality. Our cokemaking facilities employ MACT standards designed to limit emissions of certain hazardous air pollutants. Specific MACT standards apply to oven door leaks, charging, oven pressure, pushing, quenching, and emissions from our main stacks and bypass vent stacks. Certain MACT standards for cokemaking facilities were developed using test data from SunCoke's facilities. Additionally, under applicable federal air quality regulations, permitting requirements may differ among facilities, depending upon whether the cokemaking facility or industrial services operations will be located in an “attainment” area—i.e., one that meets the national ambient air quality standards (“NAAQS”) for certain pollutants, or in a “non-attainment” or "unclassifiable" area. The status of an area may change over time as new NAAQS standards are adopted, resulting in an area changing from one status or classification to another. In an attainment area, the facility must install air pollution control equipment or employ BACT. In a non-attainment area, the facility must install air pollution control equipment or employ procedures that meet LAER standards. LAER standards are the most stringent emission limitation achieved in practice by existing facilities. Unlike the BACT analysis, cost is generally not considered as part of a LAER analysis, and emissions in a non-attainment area must be offset by emission reductions obtained from other sources. Any changes in attainment status for areas where our facilities are located present a potential risk that may impact our operations and costs.
•More stringent NAAQS for ambient nitrogen dioxide (“NO2”) and sulfur dioxide (“SO2”) went into effect in 2010. In December 2017, the EPA issued a final S02 designation of attainment or unclassifiable for all areas where our facilities are located. These designations mean that no action is required for the facilities with respect to SO2 emissions at this time. However, it is possible for these areas to be redesignated in the future as non-attainment areas. There is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the 1-hour SO2 NAAQS.
•On February 7, 2024, the EPA adopted a rule that lowers the annual fine particulate matter ("PM 2.5") NAAQS and maintains the daily PM 2.5 standard, the daily PM 10 standard, and the secondary NAAQS for PM 10 and PM 2.5. In March 2024, a coalition of states initiated litigation against the EPA regarding the legality of the new PM 2.5 standard in the U.S. Court of Appeals for the District of Columbia Circuit, which is ongoing at this time. In November 2025, the EPA asked the court to vacate the new PM 2.5 standard, asserting that it is unlawful. In November 2024, the state of Ohio preliminarily designated the area where our Middletown facility is located as a nonattainment area under the new PM 2.5 standard. It is possible that the areas where our other facilities are located may also be redesignated in the future as non-attainment areas as a result of this rule. If redesignated, there is a potential risk that any re-designations may have an impact on our operations and costs for facilities located in areas that the EPA determines to be non-attainment with the NAAQS if the rule is upheld in court and otherwise remains in effect.
•In 2015, the EPA revised the existing NAAQS for ground level ozone to make the standard more stringent. In January 2018, the EPA designated the areas where the Haverhill and Jewell facilities are located as attainment/unclassifiable for ozone. In June 2018, the EPA designated the areas where the Granite City, Indiana Harbor, and Middletown facilities are located as marginal nonattainment for ozone. The status of the area where the Indiana Harbor facility is located was challenged in litigation and upheld in July 2020. As a result of the same litigation, the status of the area where the Granite City facility is located was remanded to the EPA, which finalized the area as nonattainment in January 2021. On June 9, 2022, the EPA redesignated the area where the Middletown facility is located as an attainment area for the 2015 ozone NAAQS. Nonattainment designations under the 2015 standard and any future more stringent standard for ozone have two potential impacts: (1) demonstrating compliance with the standard using dispersion modeling for permitting new facilities or significant new projects may be more difficult; and (2) facilities operating in areas that are classified as moderate non-attainment areas may be required to install Reasonably Available Control Technology (“RACT”) or demonstrate that they already meet RACT standards. In November 2025, the Indiana Department of Environmental Management finalized a rule establishing RACT requirements for the nonattainment area where Indiana Harbor is located. The final rule defines RACT as certain measures already implemented by our Indiana Harbor facility or that are inherent to its design. While we are not able to determine the extent to which any new ozone standards or RACT rules will impact our business at this time, it presents a potential risk of having an impact on our operations and costs.
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
•Wastewater and Stormwater. Our heat recovery cokemaking technology does not discharge process wastewater as is typically associated with by-product cokemaking. Our cokemaking facilities, in some cases, have non-process wastewater and/or stormwater discharge permits. Our industrial services operations have stormwater discharge permits or operate under the permits held by our mill customers.
•Waste. The primary solid waste product from our heat recovery cokemaking technology is calcium sulfate from flue gas desulfurization, which is generally taken to a solid waste landfill. The material from periodic cleaning of heat recovery steam generators has been disposed of off-site as hazardous waste. Our industrial services operations generate minimal volumes of hazardous waste. Our facilities only generate wastes and do not have permits for waste transportation, storage or disposal.

•U.S. Endangered Species Act. The U.S. Endangered Species Act of 1973 and certain counterpart state regulations are intended to protect species whose populations allow for categorization as either endangered or threatened. With respect to permitting additional facilities, protection of endangered or threatened species may have the effect of prohibiting, limiting the extent of or placing permitting conditions on soil removal, road building and other activities in areas containing the affected species. Based on the species that have been designated as endangered or threatened on our properties and the current application of these laws and regulations, we do not believe that they are likely to have a material adverse effect on our operations.
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
Our reclamation obligations under applicable environmental laws could be substantial. Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to account for the costs related to the closure of mines and the reclamation of the land upon exhaustion of coal reserves. The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. At which time, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. At December 31, 2025, we had an asset retirement obligation of $5.0 million related to estimated mine reclamation costs. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, inflation rates, and the assumed credit-adjusted interest rates. Our future operating results would be adversely affected if these accruals were determined to be insufficient. These obligations are unfunded. Failure to comply with the regulatory requirements can result in sanctions.
•Bonding Requirements for Permits Related to Former Coal Mining Operations and Coal Terminals with Surface Mining Permits. Before a SMCRA permit or a surface mining permit is issued, a mine operator must submit a bond or other form of financial security to guarantee the payment and performance of certain long-term mine closure and reclamation obligations. The costs of these bonds or other forms of financial security have fluctuated in recent years and the market terms of surety bonds generally have become less favorable to those entities with legacy mining obligations or terminal operators and others with such permits. These changes in the terms of such bonds have been accompanied, at times, by a decrease in the number of companies willing to issue surety bonds. As of December 31, 2025, we have posted $8.4 million in surety bonds or other forms of financial security for future reclamation.
Regulation of Operations
•Clean Air Act. The Clean Air Act (“CAA”) and similar state laws and regulations affect our cokemaking operations and industrial services operations. These may be through permitting and/or emissions control requirements relating to criteria pollutants or MACT standards. These air emissions programs that may affect our operations, directly or indirectly, include, but are not limited to: the Acid Rain Program; NAAQS implementation for SO2, PM, NO2, lead, ozone, and carbon monoxide; GHG rules; the Cross-State Air Pollution Rule; MACT emissions standards for hazardous air pollutants; the Regional Haze Program; New Source Performance Standards (“NSPS”); and New Source Review.
•Regulation of hazardous air pollutants through the development and promulgation of various industry-specific MACT standards impacts our facilities. We are subject to two categories of MACT standards for cokemaking. The first category applies to pushing, quenching, and emissions from the main stacks and bypass vent stacks. The second category applies to emissions from charging and coke oven doors. On July 5, 2024, the EPA published a final rule that imposes various new emissions limits and other requirements under both categories of MACT standards regulating our cokemaking facilities. We had previously submitted comments for the EPA’s consideration in response to its proposed rule. Although the EPA addressed in the final rule certain comments we made, we and other industry participants filed petitions for reconsideration with the EPA, as well as litigation in the U.S. Court of Appeals for the District of Columbia Circuit, in response to certain other aspects of this rule. In March 2025, the EPA announced that it would reconsider the rule. In November 2025, President Trump signed a Proclamation extending by two years new compliance deadlines for certain requirements under the revised MACT standards. Depending on the outcome of the EPA’s reconsideration of the rule and other legal challenges, compliance with future requirements may present a potential risk of having an impact on operations and costs at our facilities.
•Our industrial services operations became subject to new opacity standards under the revised Integrated Iron and Steel MACT promulgated in April 2024. In response to the final rule, industry participants initiated litigation in the U.S. Court of Appeals for the District of Columbia Circuit in June 2024. In August 2024 and March 2025, the EPA agreed to reconsider various aspects of the rule in response to petitions for reconsideration. In December 2025, the EPA finalized an extension until April 2027 for certain compliance deadlines under the revised rule. Depending on the outcome of the EPA’s reconsideration of the rule and other legal challenges, compliance with future requirements may present a potential risk of having an impact on operations and costs at our facilities.
•The Regional Haze program requires that states submit State Implementation Plans (“SIPs”) that demonstrate reasonable progress towards achieving natural visibility conditions in Class I areas. The program has been challenged by various parties. On November 5, 2020, the Virginia Department of Environmental Quality (“VDEQ”) requested that the Jewell facility conduct an analysis of potential controls for SO2 under the Regional Haze program. Jewell determined that the installation of new controls is not feasible. In October 2025, VDEQ submitted a Regional Haze SIP to the EPA for approval that requires no new compliance measures at the Jewell facility. While we are not able to determine at this time the extent to which a determination by the EPA requiring more significant measures would impact our business, were it to withstand legal challenges, it presents a potential risk of having an impact on our operations and costs at the Jewell facility.
•Terminal Operations. Our terminal operations located along waterways and the Gulf of Mexico are also governed by permitting requirements under the CWA (as defined below) and the CAA. These terminals and certain of our industrial services operations are subject to U.S. Coast Guard regulations and comparable state statutes regarding design, installation, construction, management and security.
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
•Climate Change Legislation and Regulations. Our facilities are presently subject to the GHG reporting rule, which obligates us to report annual emissions of GHGs. In September 2025, the EPA proposed a rule to eliminate reporting obligations under the GHG reporting rule that apply to our operations, among other source categories. The EPA also finalized a rule in 2010 requiring a new facility that is a major source of GHGs to install equipment or employ BACT procedures. In 2014, the Supreme Court issued a decision holding that although the EPA may not treat GHGs as a pollutant for the purpose of determining whether a source must obtain a PSD or Title V permit, the EPA may continue to require GHG limitations in permits for sources classified as major based on their emission of other pollutants. Currently there is little information as to what may constitute BACT for GHG for the cokemaking industry. Potential future modifications to our facilities could subject us to the additional permitting and other obligations related to emissions of GHGs under the New Source Review/Prevention of Significant Deterioration ("NSR/PSD") and Title V programs of the CAA based on whether the facility triggered NSR/PSD because of emissions of another pollutant such as SO2, NOx, PM, ozone or lead.
•The EPA has engaged in various rulemakings in recent years to regulate GHG emissions from existing and new coal fired power plants. While the EPA has proposed to rescind the 2009 endangerment finding regarding GHGs, which allows the EPA to promulgate GHG restrictions under the CAA, if the EPA were to ever promulgate a similar rule that applies to our facilities, it may present a risk of having an impact on our operations and cost structure.
•The SEC published a final rule on March 6, 2024 requiring disclosure of certain climate change-related information. The rule is currently stayed and being challenged in federal court. The court ruled in September 2025 that the SEC must conduct notice-and-comment rulemaking if the agency plans to rescind the rule. If the rule survives, we expect that our operations would be subject to this final rule.
•Occupational Safety and Health. Our facilities are subject to regulation by OSHA or MSHA and other agencies with standards designed to ensure worker safety. These standards impose minimum requirements for our operations to maintain and operate sites and equipment in a safe manner.
•Security. Certain of our facilities are subject to regulation by the U.S. Coast Guard pursuant to the Maritime Transportation Security Act. We have an internal inspection program designed to monitor and ensure compliance with these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of the facilities.
•Black Lung Benefits Revenue Act of 1977 and Black Lung Benefits Reform Act of 1977, as amended in 1981. Under these laws, U.S. coal mine operators must pay federal black lung benefits and medical expenses to claimants who are current and former employees and last worked for the operator after July 1, 1973. The Patient Protection and Affordable Care Act (“PPACA”), which was implemented in 2010, amended previous legislation and provides for the automatic extension of awarded lifetime benefits to surviving spouses and changes the legal criteria used to assess and award claims. SunCoke is not an active coal mine operator and does not perform or oversee coal mining. However, SunCoke has retained certain black lung liabilities associated with legacy coal operations. On August 13, 2024, the U.S. Department of Labor’s Division of Coal Mine Workers Compensation agreed to permanently assume responsibility for payment of the Company's black lung benefits for claims based on employment that ended prior to February 1, 2013, excluding limited exceptions, in exchange for a lump sum payment of $36.0 million. This agreement resulted in a total reduction of $45.5 million of the Company's black lung liability. See Note 13 to our consolidated financial statements for further detail. Our remaining obligation related to black lung benefits at December 31, 2025 was $12.6 million and was estimated based on various assumptions, including actuarial estimates, discount rates, number of active claims, changes in health care costs and the impact of PPACA.
Available Information
We make available free of charge on our website, www.suncoke.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site (www.sec.gov) that contains our electronically filed or furnished information. Our website also includes our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Related Persons Transaction Policy and the charters of our Board Committees.
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
Information about our Executive Officers
Our executive officers and their ages as of February 20, 2026, were as follows:

Katherine T. Gates	49	President and Chief Executive Officer
Mark W. Marinko	64	Senior Vice President and Chief Financial Officer
P. Michael Hardesty	63	Senior Vice President, Commercial Operations, Business Development, Terminals and International Coke
Sarah E. Albert	47	Senior Vice President, Chief Legal and Administrative Officer
Karl A. Zabiello	40	Vice President, Controller
Shantanu Agrawal	39	Vice President, Finance and Treasurer
John F. Quanci	64	Vice President, Engineering and Technology and Chief Technology Officer
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
Sarah E. Albert. Ms. Albert was appointed as SunCoke’s Senior Vice President, Chief Legal and Administrative Officer, on June 22, 2025. Ms. Albert joined SunCoke Energy in January 2020 and has held leadership positions of increasing responsibility since then, most recently serving as Vice President, Assistant General Counsel and Chief Compliance Officer.

In her current role, Ms. Albert is responsible for overseeing the Company’s Legal, Compliance, Human Resources, Environmental, and Government Relations functions. Prior to joining SunCoke, Ms. Albert was a Partner at Beveridge & Diamond, P.C., where she represented clients (including SunCoke) on environmental, litigation, commercial, and regulatory issues.
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
Shantanu Agrawal. Mr. Agrawal was appointed Vice President, Finance and Treasurer of SunCoke Energy, Inc. in July 2021 and subsequently also assumed responsibility for the Procurement function in January 2023. Prior to that he was Director, Financial Performance & Analysis (“FP&A”) and Investor Relations. Mr. Agrawal began his career with SunCoke as an FP&A Analyst in 2014. He has increasingly taken on more responsibilities and oversight over that period. In his current roles, Mr. Agrawal has led the Company’s finance function, including budgeting, forecasting, financial analysis, cash management, investor relations, risk management and procurement.
John F. Quanci. Dr. John F. Quanci joined SunCoke Energy, Inc. in October 2010, and was appointed to his current position as Vice President, Chief Technology Officer in May 2019. Prior to joining SunCoke, Dr. Quanci was Director, Corporate Technology of Sunoco, Inc. (a leading transportation fuel provider with interests in logistics). Dr. Quanci has over 35 years of domestic and international experience in process research, development, plant optimization, manufacturing, rebuilding/turnarounds, and taking new technologies from ideation to full production. Over the course of his career, Dr. Quanci has managed several major engineering and technology organizations both internal and external to the petroleum industry, including those of: Mobil Research, Mobil Oil, BP/Mobil, Exxon/Mobil, Rodel and Rohm and Haas Electronic Materials (now DuPont Electronic Materials). Dr. Quanci holds a Ph.D. in Chemical Engineering from Princeton University and is a registered Professional Engineer with over one hundred U.S. and international patents and patent applications.
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
Risks Inherent in Our Business and Industry
Our cokemaking and industrial services businesses are subject to operating risks, some of which are beyond our control. Equipment failures or deterioration of assets, may lead to major incidents, production curtailments, shutdowns, impairments, or additional expenditures, which could materially and adversely affect our results of operations and financial condition.
Factors beyond our control could disrupt our cokemaking and industrial services operations, adversely affect our ability to service the needs of our customers and increase our operating costs, all of which could have a material and adverse effect on our results of operations. Adverse developments at our cokemaking facilities could significantly disrupt our ability to produce and supply coke, steam, and/or energy to our customers. Adverse developments at our industrial services operations could significantly disrupt our ability to provide scrap handling and sales, slag handling and sales, metals recovery, labor, handling, mixing, storage, terminalling, transloading and/or transportation services, of coal and other dry and liquid bulk commodities, to our customers. Our operations depend upon critical pieces of equipment that occasionally may be out of service for scheduled upgrades or maintenance or as a result of unanticipated failures. Assets and equipment critical to these operations also may deteriorate or become depleted materially sooner than we currently estimate, resulting in additional maintenance spending or additional timely replacement capital expenditures.
Our cokemaking and industrial services operations are subject to significant hazards and risks, any of which could result in production and transportation difficulties and disruptions, equipment failures and risk of catastrophic loss, non-

compliance with our operating permits, pollution, personal injury or wrongful death claims and other damage to our properties and the property of others. Such hazards and risks include, but are not limited to:
•geological, hydrologic, or other conditions that may cause damage to infrastructure or personnel;
•fire, explosion, or other major incident causing injury to personnel and/or equipment that causes a cessation, or significant curtailment, of all or part of our cokemaking or industrial services operations at a site for a period of time;
•processing and plant equipment failures or malfunction, operating hazards and unexpected maintenance problems affecting our cokemaking or industrial services operations, or our customers; and
•adverse weather conditions and natural disasters, such as severe winds, heavy rains or snow, flooding, extreme temperatures and other natural events, including those resulting from climate change, affecting our cokemaking or industrial services operations, transportation, or our customers;
In particular, to the extent a disruption leads to our failure to maintain the temperature inside our coke oven batteries, we may not be able to maintain the integrity of the ovens or to continue operation of such coke ovens, which could adversely affect our ability to meet our customers’ requirements for coke and, in some cases, energy and/or steam. If any of these conditions or events occur, our cokemaking or industrial services operations may be disrupted, operating costs could increase significantly and we could incur substantial losses. Additionally, the inability to provide slag services to customers could impact our industrial services operations. Such disruptions in our operations could materially and adversely affect our financial condition or results of operations.
If our assets do not generate the amount of future cash flows that we expect, or we are not able to execute on capital maintenance or procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
The financial performance of our cokemaking and industrial services businesses is substantially dependent upon a limited number of customers, and the loss of any of these customers, or any failure by them to perform under their contracts with us, could materially and adversely affect our financial condition, results of operations and cash flows.
Substantially all of our sales are to a limited number of customers. We expect these customers, and/or their respective successors in interest, by operation of merger, or otherwise, to continue to account for a significant portion of our revenues for the foreseeable future.
We are subject to the credit risk of our major customers and other parties. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration of their creditworthiness, any resulting increase in nonpayment or nonperformance by them could have a material adverse effect on our cash flows, financial position or results of operations. During periods of weak demand for steel or coal, our customers may experience significant reductions in their operations, or substantial declines in the prices of the steel, or coal products, they sell. These and other factors such as bankruptcy filings may lead certain of our customers to seek renegotiation or cancellation of their existing contractual commitments to us, or reduce their utilization of our services.
The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant adverse effect on our business. If one or more of these customers were to significantly reduce its purchases of coke or industrial services from us without a make-whole payment, or default on their agreements with us, or terminate or fail to renew their agreements with us, or if we were unable to sell such coke or provide industrial services to these customers on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance, or results of operations could be materially and adversely affected.
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
During the fourth quarter of 2025, the Company concluded a triggering event occurred requiring a review for impairment at our Haverhill I cokemaking facility asset group as a result of Algoma Steel's breach of contract, which negatively impacted forecasted future cash flows. The Company performed an impairment test utilizing the income approach, which resulted in a $90.1 million impairment charge. See further discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We face competition, both in our cokemaking operations and in our industrial services business, which has the potential to reduce demand for our products and services, and that could materially and adversely affect our financial condition and results of operations.
We face competition, both in our cokemaking operations and in our industrial services business:
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
•Industrial services business: Other logistics facilities and independent terminal operations in some areas may compete directly with our logistics facilities. In some markets, trucks may competitively deliver products to certain shorter-haul destinations, resulting in reduced utilization of existing terminal capacity. In the future, additional logistics facilities and terminals with rail and/or barge access may be constructed in the Gulf Coast and East Coast regions, and such additional facilities and terminals could compete directly with us in specific markets now served by our CMT and KRT facilities, respectively. Other logistics facilities, both global and domestic, may compete with our coal handling exports out of the Gulf Region, which may reduce the demand for our CMT facility. In addition, decreased throughput and utilization of our logistics assets could result indirectly due to competition in: (i) the electrical power generation business from abundant and relatively inexpensive supplies of natural gas displacing thermal coal as a fuel for electrical power generation by utility companies; (ii) the steel industry from processes such as electric arc furnaces, or blast furnace injection of pulverized coal or natural gas reducing demand for metallurgical coals handled through our logistics facilities; and/or (iii) the barge unloading business from service alternatives, such as mid-stream operations. In addition, other companies may be able to provide services to our customers at the same or reduced cost. Any reduction in domestic or global demand for steel has the potential to reduce the need for our industrial services operations. These factors have the potential to reduce demand for our services and slag sales and could materially and adversely affect our financial condition and results of operations.
In addition, there is competitive risk to our blast furnace and foundry cokemaking operations due to dumping, including excess blast furnace coke in the global market and foundry coke from the European Union dumped at below market prices into the U.S., displacing domestic production and presenting significant barriers to compete internationally. Changes in tariff regulations and trade policy also have the potential to impact our financial condition and results of operations by making our coke and our customers’ steel either more or less competitive with those products manufactured in other countries. These competition risks could materially and adversely affect our future revenues and profitability.

We are subject to extensive environmental, health, and safety laws and regulations, which may increase our cost of doing business and have an adverse effect on our cash flows, financial position, or results of operations.
Our operations are subject to strict regulation by federal, state and local authorities with respect to: discharges of substances into the surrounding environment including the air, water and ground; compliance with the NAAQS and other emissions standards; management and disposal of hazardous substances and wastes; cleanup of contaminated sites; protection of surface water and groundwater quality and availability; and protection of plants and wildlife.
Our operations are also subject to strict regulation by federal, state and local authorities, including OSHA and MSHA, with respect to; protection of employee health and safety; reclamation and restoration of properties after completion of mining or drilling; and installation of safety equipment in our facilities. Regulatory changes implemented by OSHA, MSHA, or similar agencies could impose additional costs on us. We operate at facilities that may be inherently dangerous workplaces and oftentimes involve extreme conditions. If serious accidents or fatalities occur or our safety record were to deteriorate, existing service arrangements could be terminated. Adverse experience with hazards and claims could result in liabilities caused by, among other things, injury or death to persons, which could have a negative effect on our ability to attract and retain employees or our reputation with existing or potential new customers and prospects for future business.
For a description of environmental, health and safety laws and matters applicable to us and associated risks, see “Item 1. Business-Legal and Regulatory Requirements.”
Complying with these and other regulatory requirements, including the terms of our permits, can be costly and time-consuming, and may hinder operations. In addition, these requirements are complex, change frequently and have become more stringent over time.
Failure to comply with applicable laws, regulations or permits may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could cause delays in permitting or development of projects or materially limit, or increase the cost of, our operations. We may not have been, or may not be, at all times, in complete compliance with all such requirements, and we may incur material costs or liabilities in connection with such requirements, or in connection with remediation at sites we own, or third-party sites where it has been alleged that we have liability, in excess of the amounts we have accrued. In addition, such regulatory requirements, including those related to various CAA programs, may change in the future in a manner that could result in substantially increased capital, operating and compliance costs, materially and adversely affecting our cash flows, financial condition, or results of operations.
Our operations may impact the environment or cause exposure to hazardous pollutants, which could result in material liabilities to us.
Our operations result in emissions of various substances to the air, including hazardous air pollutants. Our operations also generate solid and hazardous waste. We have in the past and could in the future be subject to claims under federal, state and local laws and regulations arising from these activities, including for the investigation and clean-up of soil, surface water, or groundwater. Some environmental laws also can impose liability regardless of fault or legality at the time in question, including the characterization of materials. We previously have been and could again in the future be subject to litigation for alleged personal injury or property damage arising from claimed exposure to emissions or hazardous substances allegedly used, released, or disposed of by us, as well as litigation related to climate change by governments, private entities, or individuals. We make every effort to avoid litigation. However, such matters are not totally within our control, and due to the inherently uncertain nature of litigation, we cannot predict the outcome of such matters. Environmental impacts resulting from our operations, including exposures to emissions, hazardous substances, or wastes associated with our operations, could result in costs and liabilities that could adversely impact our financial condition and results of operations.
We may be unable to renew permits or leases necessary for our operations, and may become subject to new and more stringent regulations, which could materially and adversely affect our production, cash flows or profitability.
Our cokemaking and industrial services operations, including our generation of electricity, require us to comply with numerous regulations and maintain a number of permits issued by various federal, state and local agencies and regulatory bodies that impose strict requirements on various environmental and operational matters. Our industrial services operations are in some cases dependent upon the permits of the steel mill customers where they operate. The regulations, permitting rules, and the interpretations of these regulations and rules, are complex, change frequently, and are often subject to discretionary interpretations by our regulators, all of which may make compliance more costly, difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future cokemaking, energy generation, and/or industrial services facilities. For example, the United States Environmental Protection Agency finalized stringent new

Clean Air Act Maximum Achievable Control Technology standards in 2024 that are now being litigated and reconsidered by the agency. Non-governmental organizations, environmental groups and individuals have certain rights to engage in the regulatory and permitting process, and may comment upon, or object to, the regulatory changes and requested permits. Such persons may also have the right to bring lawsuits to challenge the regulatory changes and renewal of permits, or the validity of environmental evaluations related thereto. If any permits or leases are not renewed, or if regulations are promulgated or renewed permits are conditioned in a manner that restricts our ability to efficiently and economically conduct our operations, it could have a material and adverse effect on our financial condition and results of operations. Similarly, the Federal Energy Regulatory Commission (“FERC”) regulates the sales of electricity from our Haverhill and Middletown facilities, exempts the facilities from certain requirements under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), and grants requests for authority to sell electricity from these facilities at market-based rates. Changes to the interpretation and application of these rules by FERC may occur from time to time, and could adversely impact the future results of our power generation business.
Our businesses are subject to inherent risks, some for which we maintain third party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could materially and adversely affect our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. We may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain risks, such as certain environmental and pollution risks, and certain cybersecurity risks, generally are not fully insurable. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers' compensation liabilities, or we are pursued for applicable sanctions, costs, and liabilities, our operations and our profitability could be adversely affected. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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
Our operations require a reliable supply of equipment, replacement parts and metallurgical coal. If the cost to produce coke and provide industrial services increases due to price or usage, including cost of supplies, equipment, metallurgical coal or labor, and we cannot pass such increases in our costs of production to our customers, our profit margins may be reduced and our financial condition, results of operations and cash flows may be adversely affected.
We may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations, and such costs and liabilities could have a material and adverse effect on our financial condition or results of operations.
Our success depends, in part, on the quality, efficacy and safety of our operations and services. If our operations or services do not meet applicable safety standards, our relationships with customers could suffer and we could lose business or become subject to liability or claims. In addition, our cokemaking and industrial services operations have inherent safety risks that may give rise to events resulting in death, injury, or property loss to employees, customers, or unaffiliated third parties. Depending upon the nature and severity of such events, we could be exposed to significant financial loss, reputational damage, potential civil or criminal government or other regulatory enforcement actions, or private litigation, the settlement or outcome of which could have a material and adverse effect on our financial condition or results of operations.
Physical effects attributed to, and various parties’ efforts to respond to climate-related changes, could materially and adversely affect our operations and impose significant costs on our business and our customers and suppliers.
We are subject to various climate-related risks. Various policymakers have adopted, or are considering adopting, regulations regarding GHGs, particularly from fossil fuels, which are integral to our cokemaking and industrial services businesses. Such regulations range from provisions to reduce GHG emissions, either directly or indirectly (such as through carbon pricing), to requirements for disclosure of climate-related information, any of which may result in substantial compliance costs. Moreover, pressure to reduce GHG emissions may also contribute to competition with alternatives to our products.
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

Risks Related to Our Cokemaking Business
If a substantial portion of our agreements to supply coke, energy, and/or steam are modified or terminated or a contract is breached, our cash flows, financial position, permit compliance, results of operations and/or carrying value of our long-lived assets may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability.
We make substantially all of our coke, energy and steam sales under long-term agreements. If a substantial portion of these agreements are modified or terminated or if force majeure is exercised or a contract is breached, our results of operations may be adversely affected if we are not able to replace such agreements, or if we are not able to enter into new agreements at the same level of profitability. The profitability of our long-term coke, energy and/or steam sales agreements depends on a variety of factors that vary from agreement to agreement and fluctuate during the agreement term. We may not be able to obtain long-term agreements at favorable prices, compared either to market conditions or to our cost structure. Price changes provided in long-term supply agreements may not reflect actual increases in production costs. As a result, such cost increases may reduce profit margins on our long-term coke and energy sales agreements. In addition, contractual provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term price volatility.
At the end of the third quarter of 2025, we were notified of Algoma Steel Inc's breach of contract and refusal to accept any additional coke tons. We are actively pursuing all avenues to enforce the contract and recover any financial losses.
From time to time, we discuss the extension of existing agreements and enter into new long-term agreements for the supply of coke, steam, and energy to our customers, but these negotiations may not be successful and these customers may not continue to purchase coke, energy, or steam from us under long-term agreements. In addition, declarations of bankruptcy by customers can result in changes in our contracts with less favorable terms. If any one or more of these customers were to become financially distressed and unable to pay us, significantly reduce their purchases of coke, energy, or steam from us, or if we were unable to sell coke or energy to them on terms as favorable to us as the terms under our current agreements, our cash flows, financial position, permit compliance or results of operations may be materially and adversely affected.
Further, because of certain technological design constraints, we do not have the ability to idle our cokemaking operations if we do not have adequate customer demand. If a customer refuses to take or pay for our coke, we may choose to continue to operate our coke ovens even though we may not be able to sell our coke immediately or may incur significant additional operational costs and fees related to vendor contracts, which may have a material and adverse effect on our cash flows, financial position or results of operations.
Excess capacity in the global steel industry, and/or increased exports of coke from producing countries, may weaken our customers' demand for our coke and could materially and adversely affect our future revenues and profitability.
In some countries, steelmaking capacity exceeds demand for steel products. Rather than reducing employment by matching production capacity to consumption, steel manufacturers in these countries (often with local government assistance or subsidies in various forms) may export steel at prices that are significantly below their home market prices and that may not reflect their costs of production or capital. Our steelmaking customers may decrease the prices they charge for steel, or take other action, as the supply of steel increases. The profitability and financial position of our steelmaking customers may be adversely affected, causing such customers to reduce their demand for our coke and making it more likely that they may seek to renegotiate their contracts with us or fail to pay for the coke they are required to take under our contracts. In addition, exports of blast furnace and/or foundry coke from China and/or other coke-producing countries also may reduce our customers' demand for coke capacity. Such reduced demand for our coke could adversely affect the certainty of our long-term relationships with our customers, depress blast furnace and/or foundry coke prices, and limit our ability to enter into new, or renew existing, commercial arrangements with our customers, as well as our ability to sell into the North American spot coke and export coke markets, and could materially and adversely affect our future revenues and profitability.
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
Substantially all of the metallurgical coal used to produce coke at our cokemaking facilities is purchased from third-parties under one-year contracts. We cannot assure that there will continue to be an ample supply of metallurgical coal available that meets our quality specifications, or that safety, economic, environmental, and other conditions outside of our control may reduce our ability to source sufficient amounts of coal for our forecasted operational needs. If we are not able to make up the shortfalls resulting from such supply failures through purchases of coal from other sources, the failure of our coal suppliers to meet their supply commitments could materially and adversely impact our results of operations and, ultimately, impact the structural integrity of our coke oven batteries.
At our Granite City and Haverhill cokemaking facilities, we rely on third-parties to mix coals that we have purchased into blends that we use to produce coke. We have entered into agreements with coal mixing service providers that are coterminous with our coke sales agreements. There are limited alternative providers of coal mixing services and any disruptions from our current service providers could materially and adversely impact our results of operations. In addition, if our rail transportation agreements are terminated, we may have to pay higher rates to access rail lines or make alternative transportation arrangements.
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
Our coke production obligations at our Jewell cokemaking facility and our Haverhill cokemaking facility require us to deliver coke to certain customers via railcar. We have entered into annual rail transportation agreements to meet these obligations. Disruption of these transportation services because of weather-related problems, including those related to climate change, mechanical difficulties, train derailments, infrastructure damage, strikes, lock-outs, lack of fuel or maintenance items, fuel costs, transportation delays, accidents, terrorism, domestic catastrophe or other events could temporarily, or over the long-term, impair our ability to produce coke, and therefore, could materially and adversely affect our business and results of operations.

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
Risks Related to Our Industrial Services Business
The growth and success of our industrial services business depends upon our ability to find and contract on-site scrap and slag handling and processing services as well as adequate throughput volumes, and an extended decline in demand for these services and coal could affect the customers for our industrial services business adversely. As a consequence, the operating results and cash flows of our industrial services business could be materially and adversely affected.
The financial results of our industrial services business segment are significantly affected by the ability to secure contracts for on-site scrap and slag handling and processing as well as the demand for both thermal coal and metallurgical coal. An extended decline in our customers’ demand for these services and thermal or metallurgical coals, including as a result of cyclical downturns as well as legislation or regulations promoting renewable energy or limiting carbon emissions from the energy sector, could result in a reduced need for the material handling and/or mixing services we offer, thus reducing throughput and utilization of our industrial services assets. Demand for such services may fluctuate due to factors beyond our control:
•Scrap and slag handling and processing: may be impacted by cyclical downturns, prolonged slowdowns in steel mill production, excess production capacity and changes in outsourcing practices. The resource recovery and slag optimization technologies business can also be adversely impacted by the reduction in the selling prices of its materials, which are in some cases market-based and vary based upon the current fair value of the components being sold. Therefore, the revenue generated from the sale of such materials varies based upon the fair value of the commodity components being sold. Demand for the Company’s products and services may be adversely impacted by any decrease in regulatory or market scrutiny of our customers’ environmental and sustainability practices and any decision by our customers to focus resources currently committed to such practices into other business initiatives.
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
Additionally, fluctuations in the market price of coal can greatly affect production rates and investments by third-parties in the development of new and existing coal reserves. Mining activity may decrease as spot coal prices decrease. We have no control over the level of mining activity by coal producers, which may be affected by prevailing and projected coal prices, demand for hydrocarbons, the level of coal reserves, geological considerations, governmental regulation and the availability and cost of capital. A material decrease in coal mining production in the areas of operation for our industrial services business, whether as a result of depressed commodity prices or otherwise, could result in a decline in the volume of coal processed through our industrial services facilities, which would reduce our revenues and operating income.
Decreased demand for thermal or metallurgical coals, and extended or substantial price declines for coal could adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. The cash flows associated with our industrial services business may decline unless we are able to secure new volumes of coal or other dry bulk products, by attracting additional customers to these operations. Future growth and profitability of our industrial services business segment will depend, in part, upon whether we can contract for additional coal and other bulk commodity volumes at a rate greater than that of any decline in volumes from existing customers. Accordingly, decreased demand for coal, or other bulk commodities, or a decrease in the market price of coal, or other bulk commodities, could have a material adverse effect on the results of operations or financial condition of our industrial services business.
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
Risks Related to International Operations
Our global presence subjects us to a variety of risks and legal requirements arising from doing business internationally. If we are unable to successfully manage such risks and legal requirements, our results of operations, financial condition, liquidity and cash flows could be materially and adversely affected.
We maintain coke operations in Brazil and our industrial services business segment also currently operates in four countries, including the United States, Brazil, Slovakia and Spain. Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-fraud. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits issuers and their strategic or local partners, agents or representatives, which we refer to as our intermediaries (even if those intermediaries are not themselves subject to the FCPA or other similar laws), from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which, among other things, are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off the books” slush funds from which improper payments can be made.
Our global footprint also exposes us to a variety of other risks that may adversely affect our results of operations, financial condition, liquidity and cash flows. Such risks include, but may not be limited to, the following:
•periodic governmental interventions and/or unstable economic cycles or downturns in the countries in which we do business;
•imposition of, or increases in, currency exchange controls and hard currency shortages;
•customs matters and changes in monetary, taxation, credit tariff and/or other trade policies;
•changes in regulatory requirements in the countries in which we do business, including environmental and permitting requirements;
•changes in tax regulations, higher tax rates in certain jurisdictions and potentially adverse tax consequences including potential restrictions on repatriation of earnings, adverse tax withholding requirements, and "double taxation";
•longer payment cycles and difficulty in collecting accounts receivable;
•complexities in complying with a variety of U.S. and foreign government laws, controls and regulations;
•political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which, or adjacent to which, we do business;

•inflation rates in the countries in which we do business;
•complying with complex labor laws in foreign jurisdictions;
•laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;
•sovereign risk related to international governments, including, but not limited to, governments stopping interest payments or repudiating their debt, nationalizing private businesses or altering foreign exchange regulations; and
•uncertainties arising from local business practices, cultural considerations and international political and trade tensions.
Accordingly, our inability to successfully mitigate the risks associated with our international operations could have a material adverse effect on our results of operations, financial condition, liquidity, and/or cash flows.
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
Over the next five years, we have $693.0 million of total consolidated debt maturing. See Note 12 to our consolidated financial statements. We may not be able to refinance this debt, or may be forced to do so on terms substantially less favorable than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.
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
A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees. We rely at these facilities on unionized labor, and there is always the possibility that we may be unable to reach agreement on terms and conditions of employment or renewal of a collective bargaining agreement. When collective bargaining agreements expire or terminate, we may not be able to negotiate new agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. If we are unable to negotiate the renewal of a collective bargaining agreement before its expiration date, our operations and our profitability could be adversely affected. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company's facilities in the future. A prolonged labor dispute, which may include strikes, work stoppages, or other types of labor disputes, could adversely affect our ability to satisfy our customers’ orders and, as a result, adversely affect our operations, or the stability of production and reduce our future revenues, or profitability. It is also possible that, in the future, additional employee groups may choose to be represented by a labor union.
We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. A work stoppage or other limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations, financial condition and cash flows. In addition, many of our customers and suppliers have unionized work forces, and may experience a lack of qualified employees. Strikes or work stoppages, as well as labor shortages, experienced by our customers or suppliers could have an adverse effect on our business and supply chain, results of operations and financial condition.
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
We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks, which may cause damage to our brand and reputation, material financial penalties, and legal liability and which could materially adversely affect our business, results of operations, and financial condition.
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our and third-party technology systems and confidential information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) technology systems, products or services. Cyber-attacks could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. A cyber-attack could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems, confidential information or business. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. A cyber-attack could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.
As cyber-attacks continue to evolve, including with the use of artificial intelligence, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
We are or may become subject to privacy and data protection laws, rules and directives relating to the processing of personal data in the states and countries where we operate.
The growth of cyber-attacks has resulted in an evolving legal landscape which imposes costs that are likely to increase over time. For example, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information including, but not limited to the European Union General Data Protection Regulation and recent California legislation (which, among other things, provides for a private right of action), pose increasingly complex compliance challenges and could potentially elevate our costs over time. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. Any failure by us to comply with such laws and regulations could result in penalties and liabilities. It is also possible under certain legislation that if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
Governance Structure and Risk Management Functions
Cybersecurity is an integral part of our risk management processes. Our cross-functional risk management team evaluates cybersecurity risks alongside other operational, financial, and reputational risks, facilitating effective resource allocation and coordinated mitigation strategies. The Audit Committee oversees the Company's response to cybersecurity threats as well as the Company’s approach to management and mitigation of such risks, compliance with industry standards related to cybersecurity, and the Company’s public disclosures related to cybersecurity matters. In addition, our Board of Directors devotes regular attention to oversight of cybersecurity risks. At least annually, the entire Board of Directors receives an update from our Chief Information Officer (“CIO”) detailing our cybersecurity threat risk management and strategy processes. This update covers topics such as data security posture, results from assessments conducted by third parties, progress towards security goals, and any material cybersecurity developments, as well as steps taken in response to such developments. Our governance structure allows senior management and the Board of Directors to also remain involved in our cybersecurity strategy and risk management oversight, creating a comprehensive approach to our risk management.
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
External Support and Third-Party Risk Management
Management continues to take steps to enhance our data security infrastructure and defenses. Our processes also address cybersecurity threat risks associated with using third-party service providers, as appropriate, including those in our supply chain or who have access to our customer and employee data, our information systems, or the facilities that house such systems or data. We have a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile. We engage outside third-party experts, cybersecurity advisors, and auditors to conduct regular risk assessments, penetration testing, and vulnerability analyses. Our enterprise risk management and cybersecurity-specific risk identification programs include consideration of third-party risks and informs our selection and oversight of third-party service providers. We conduct appropriate due diligence on third-party service providers, vendors, and partners before establishing relationships with them, and we monitor such relationships on an ongoing basis. We also periodically review the Company’s cyber insurance policies to ensure appropriate coverage.
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
As part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K and in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K, we describe whether and how risks from identified cybersecurity threats, including any previous incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. These disclosures are incorporated by reference herein. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Based on the information we have as of the date of this Annual Report on Form 10-

K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. This includes penalties and settlements, of which there were none. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors - We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks."
Item 2.Properties
We own the following real property as of December 31, 2025:
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
We lease the following real property as of December 31, 2025:
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
•Our corporate office in Radnor, Pennsylvania under a 6 year lease that commenced in 2023.
•Our corporate headquarters is located in leased office space in Lisle, Illinois under a 9 year lease that commenced in 2021.
While the Company completed the disposal of its coal mining business in April 2016, we continue to have rights to small parcels of land, mineral rights and coal mining rights for approximately 600 acres of land in Buchanan and Russell Counties, Virginia. These agreements convey mining rights to us in exchange for payment of certain immaterial royalties and/or fixed fees.
Item 3.Legal Proceedings
The information presented in Note 13 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Many legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial and tax disputes, product liability, employment claims, personal injury claims, premises-liability claims, allegations of exposures to toxic substances, claims alleging non-compliance with regulations that apply to our facilities, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at December 31, 2025.
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
The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P Small Cap 600 Index and the NASDAQ U.S. Benchmark Iron & Steel Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.
In selecting the indices for comparison, we considered market capitalization and industry or line-of-business. The S&P Small Cap 600 Index is a broad equity market index comprised of companies of between $1.2 billion and $8.0 billion. The Company is a part of this index. The NASDAQ U.S. Benchmark Iron and Steel Index is comprised of U.S.-based steel and metals manufacturing and coal and iron ore mining companies. While we do not manufacture steel, we do produce coke, an essential ingredient in the blast furnace production of steel. Accordingly, we believe the NASDAQ U.S. Benchmark Iron & Steel Index is appropriate for comparison purposes.

Holders
As of February 13, 2026, we had 7,044 holders of record of our common stock.
Dividends
Our Board of Directors declared the following dividends during 2025 and through February 20, 2026:

Date Declared	Record Date	Dividend Per Share	Payment Date
January 30, 2025	February 17, 2025	$0.12	March 3, 2025
April 30, 2025	May 16, 2025	$0.12	June 2, 2025
July 30, 2025	August 15, 2025	$0.12	September 2, 2025
October 30, 2025	November 17, 2025	$0.12	December 1, 2025
January 30, 2026	February 17, 2026	$0.12	March 2, 2026
Our payment of dividends in the future, if any, will be determined by our Board of Directors and will depend on business conditions, our financial condition, earnings, liquidity and capital requirements, covenants in our debt agreements and other factors. Any dividend program may be canceled, suspended, terminated or modified at any time at the discretion of the Board of Directors.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020 as the Company has suspended additional repurchases, leaving $96.3 million available under the authorized repurchase program as of December 31, 2025.
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
2025 Overview
Our consolidated results of operations in 2025 were as follows:

	Years Ended December 31,
	2025	2024	Increase (Decrease)
	(Dollars in millions)
Net (loss) income	$(38.8)	$103.5	$(142.3)
Net cash provided by operating activities	$109.1	$168.8	$(59.7)
Adjusted EBITDA(1)	$219.2	$272.8	$(53.6)
(1)See “Non-GAAP Financial Measures” in this Item 7 below for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results during the year ended December 31, 2025 primarily reflect a $90.1 million ($68.1 million net of tax) impairment charge at our Haverhill I cokemaking facility as a result of Algoma Steel's breach of contract. Additionally, operating results reflect lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, lower volumes due to unfavorable coal-to-coke yields, lower volumes due to Algoma Steel's breach of contract, the impact of the Granite City contract extension economics, lower terminals handling volumes due to market conditions as well as the absence of a $9.5 million pre-tax gain related to the extinguishment of certain black lung liabilities during the prior year period. Operating results for the year ended December 31, 2025 include five months of operating results associated with the acquisition of Flame Aggregator, LLC (“Phoenix Global”). Net loss was reduced during the current year period by income tax benefits recognized on investment tax credits and the impairment charge discussed above. Operating cash flows during the current period primarily reflect payments to settle liabilities assumed as part of the acquisition of Phoenix Global, an increase in income tax receivables related to capital investment tax credits and the unfavorable operating results discussed above. See detailed analysis of the year's results throughout this MD&A.
We returned meaningful capital to our shareholders through the declaration and payment of a dividend of $0.12 per share during each quarter of 2025.
Recent Developments
•One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Following the enactment of the OBBBA, the Company recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740, Income Taxes. The Company has evaluated the impact of the OBBBA on cash taxes, deferred tax assets and liabilities and has reflected these effects in the consolidated financial statements for the year ended December 31, 2025.

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
•Algoma Coke Supply Contract. At the end of the third quarter of 2025, we were notified of Algoma Steel Inc's breach of contract and refusal to accept any additional coke tons. We are actively pursuing all avenues to enforce the contract and recover any financial losses.
•Haverhill II Contract Extension. In November 2025, the Haverhill II long-term, take-or-pay agreement with Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel,” was extended through December 31, 2028. Under the extension, the Company will provide 500 thousand tons of metallurgical coke annually.
•Haverhill I Closure. In the fourth quarter of 2025, the Company made the decision to optimize its coke fleet and close its Haverhill I cokemaking facility in the first quarter of 2026, resulting in the impairment charges discussed above.
•Granite City Contract Extension. In January 2026, the Granite City long-term, take-or-pay agreement with United States Steel Corporation (“U.S. Steel”) was extended through December 31, 2026. Under the extension, the Company will provide 590 thousand tons of metallurgical coke. The provisions and economics of this extension remain similar to those included in the previous extensions executed in 2024 and 2025.
Items Impacting Comparability
•U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) Regulatory Exemption. In August 2024, the Company reached an agreement with the DCMWC and made a payment of $36.0 million to extinguish the majority of its self-insured federal black lung liabilities. As a result of the agreement, the Company recognized a $9.5 million pre-tax gain within selling, general and administrative expenses on the Consolidated Statements of Operations during the year ended December 31, 2024. The agreement resulted in a reduction of $45.5 million of the Company's black lung liability on the Consolidated Balance Sheets. See Note 13 to our consolidated financial statements for further detail.
•Acquisition of Phoenix Global. As discussed above, we completed the acquisition of Phoenix Global on August 1, 2025 and five months of Phoenix Global results are included in the consolidated financial statements.
Consolidated Results of Operations
The following section includes year-over-year analysis of consolidated results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. See “Analysis of Segment Results” later in this Item 7 for further details of these results. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K for the year-over-year analysis of consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

	Years Ended December 31,
	2025	2024	Increase (Decrease)
	(Dollars in millions)
Revenues
Sales and other operating revenue	$1,837.3	$1,935.4	$(98.1)
Costs and operating expenses
Cost of products sold and operating expenses	1,553.0	1,603.4	(50.4)
Selling, general and administrative expenses	84.8	61.2	23.6
Depreciation and amortization expense	153.6	118.9	34.7
Long-lived asset impairment	90.3	—	90.3
Total costs and operating expenses	1,881.7	1,783.5	98.2
Operating (loss) income	(44.4)	151.9	(196.3)
Interest expense, net	28.4	23.4	5.0
(Loss) income before income tax (benefit) expense	(72.8)	128.5	(201.3)
Income tax (benefit) expense	(34.0)	25.0	(59.0)
Net (loss) income	(38.8)	103.5	(142.3)
Less: Net income attributable to noncontrolling interests	5.4	7.6	(2.2)
Net (loss) income attributable to SunCoke Energy, Inc.	$(44.2)	$95.9	$(140.1)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses decreased during 2025 compared to the same prior year period, driven by lower pricing in our Domestic Coke segment mainly driven by the mix of contracted and non-contracted blast coke sales in the current year period, lower contracted coke tons delivered due to Algoma Steel's breach of contract, the impact of the Granite City contract extension economics and the impact of the pass-through of lower coal prices on our long-term, take-or-pay agreements. Additionally, sales and other operating revenue during 2025 were negatively impacted by lower volumes due to unfavorable coal-to-coke yields. The decreases in sales and other operating revenue and costs of products sold and operating expenses were partially offset by the inclusion of five months of Phoenix Global results.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during 2025, reflecting transaction costs of $10.1 million incurred related to the acquisition of Phoenix Global as well as the absence of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business in the prior year period. See Note 13 to our consolidated financial statements for further detail. Additionally, selling, general and administrative expenses during 2025 further increased due to the inclusion of Phoenix Global's costs in the current year period. These increased costs were partially offset by lower employee related expenses and lower legal expenses in the current year period.
Depreciation and Amortization Expense. The increase to depreciation and amortization expense during 2025 reflects the inclusion of Phoenix Global's expense in the current year period. This increase was partially offset by the expiration of the useful lives of assets in our Domestic Coke segment placed into service in prior periods.
Long-lived Asset Impairment. During the fourth quarter of 2025, a triggering event occurred requiring a review for impairment at our Haverhill I cokemaking facility, which resulted in a $90.1 million impairment charge. See Note 7 to our consolidated financial statements for further detail.
Interest Expense, net. Interest expense, net, during 2025 increased as a result of interest incurred on Revolving Facility borrowings related to the acquisition of Phoenix Global.
Income Tax (Benefit) Expense. Income tax (benefit) expense during 2025 benefited from an analysis conducted as part of tax planning on the Company's capital investments under Section 48 of the Internal Revenue Code as well as the income tax impact of the Haverhill I long-lived asset impairment charge, which resulted in a net tax benefit. This benefit was partially offset by nondeductible transaction costs in connection with the acquisition of Phoenix Global. See Note 5 to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.

Results of Reportable Business Segments
Following the acquisition of Phoenix Global and as discussed in Note 20 – Business Segment Information, we updated our reportable segments and have recast all segment information for all prior periods presented herein to reflect this change.
We report our business results through two reportable segments:
•Domestic Coke consists of our Jewell facility, located in Virginia, our Indiana Harbor facility, located in Indiana, our Granite City facility located in Illinois, and our Middletown and Haverhill facilities located in Ohio.
•Industrial Services consists of logistics terminals including CMT, located in Louisiana, KRT, located in West Virginia, and Lake Terminal, located in Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility. Additionally, Industrial Services includes fifteen molten slag removal, handling and processing operating sites across the United States, Brazil, Slovakia and Spain.
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil as well as the expenses related to those operations and activity from our legacy coal mining business, which is not considered a reportable segment and therefore, not included in our segment information in Note 20. However, we have included Corporate and Other within our operating data below.
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

Segment Operating Data
The following table sets forth financial and operating data by segment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Increase (Decrease)
	(Dollars in millions, except per ton amounts)
Sales and other operating revenue:
Domestic Coke	$1,613.8	$1,817.3	$(203.5)
Industrial Services	187.8	83.0	104.8
Industrial Services intersegment sales	21.9	22.9	(1.0)
Elimination of intersegment sales	(21.9)	(22.9)	1.0
Total sales and other operating revenue reportable segments	$1,801.6	$1,900.3	$(98.7)
Corporate and other, net(1)	35.7	35.1	0.6
Total Sales and other operating revenue	$1,837.3	$1,935.4	$(98.1)
Adjusted EBITDA:
Domestic Coke	$170.0	$234.7	$(64.7)
Industrial Services	62.3	50.4	11.9
Total Adjusted EBITDA reportable segments	232.3	285.1	(52.8)
Corporate and Other, net(1)	(13.1)	(12.3)	(0.8)
Total Adjusted EBITDA(2)	$219.2	$272.8	$(53.6)
Coke Operating Data:
Domestic Coke capacity utilization(3)	93%	100%	(7)%
Domestic Coke production volumes (thousands of tons)	3,749	4,032	(283)
Domestic Coke sales volumes (thousands of tons)	3,668	4,028	(360)
Domestic Coke Adjusted EBITDA per ton(4)	$46.35	$58.27	$(11.92)
Industrial Services Operating Data:
Terminals handling volumes (thousands of tons)	20,320	22,540	(2,220)
Steel customer volumes serviced (thousands of tons)	9,223	—	9,223
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table explains year-over-year changes in our Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Sales and other operating revenue	Adjusted EBITDA
	2025 vs 2024	2025 vs 2024
	(Dollars in millions)
Beginning	$1,817.3	$234.7
Volume(1)	(151.1)	(45.0)
Price(2)	(55.8)	(39.8)
Operating and maintenance costs(3)	N/A	12.9
Energy and other(4)	3.4	7.2
Ending	$1,613.8	$170.0
(1)Volumes during 2025 were negatively impacted by lower coal-to-coke yields, lower contracted coke tons delivered due to Algoma Steel's breach of contract and lower coke tons in the Granite City contract extension.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during 2025. Further, sales and other operating revenue and Adjusted EBITDA decreased during 2025 as a result of lower pricing on our non-contracted blast coke sales and the impact of lower economics on the Granite City contract extension. Additionally, Adjusted EBITDA was negatively impacted by lower coal-to-coke yields on our long-term, take-or-pay agreements.
(3)Operating and maintenance costs during 2025 benefited from lower planned maintenance outage costs in the current year as well as the timing of other maintenance costs.
(4)Energy and other increased due to favorable energy pricing, which was partially offset by lower energy sales volumes as a result of energy-generating asset outages in the current year period.
Industrial Services
Sales and other operating revenues, exclusive of intersegment sales, was $187.8 million in 2025 compared to $83.0 million in the corresponding prior year period. Adjusted EBITDA, inclusive of the impact of intersegment transactions, was $62.3 million in 2025, compared to $50.4 million, in the corresponding prior year period. Industrial services results during 2025 include the results of five months of Phoenix Global. Sales and other operating revenues and Adjusted EBITDA for 2025 were negatively impacted by lower transloading volumes due to market conditions and lower transloading pricing at CMT driven by the absence of an index price adjustment benefit as compared to the prior year period.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $13.1 million in 2025 compared to a loss of $12.3 million in 2024. This increase was primarily driven by the absence of a $9.5 million gain, which was the result of the extinguishment of certain liabilities related to our legacy coal mining business in the prior year period. These increases were partially offset during 2025 by lower employee related expenses and lower legal expenses.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Net (loss) income	$(38.8)	$103.5
Add:
Depreciation and amortization expense	153.6	118.9
Interest expense, net	28.4	23.4
Long-lived asset impairment(1)	90.3	—
Income tax (benefit) expense	(34.0)	25.0
Loss on derivative forward contracts	0.7	—
Restructuring costs(2)	4.4	—
Transaction costs(3)	10.7	2.0
Site closure costs(4)	3.9	—
Adjusted EBITDA	$219.2	$272.8
(1)Primarily reflects the long-lived asset impairment charge associated with our Haverhill I cokemaking facility asset group within the Domestic Coke reportable segment. See Note 7 to our consolidated financial statements for further detail.
(2)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global.
(3)Reflects costs incurred related to the Phoenix Global acquisition and the granulated pig iron project with U.S. Steel.
(4)Primarily reflects costs incurred associated with closing certain Phoenix Global operating sites.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. We funded the acquisition of Phoenix Global with existing cash and borrowing availability under our Revolving Facility. As of December 31, 2025, we had $88.7 million of cash and cash equivalents and $132.0 million of borrowing availability under our Revolving Facility.
We have not provided foreign withholding taxes, state income taxes and federal and state taxes on foreign currency gains/losses on accumulated undistributed earnings of certain foreign subsidiaries because these earnings are considered to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
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
Cash Flow Summary
The following table sets forth a summary of the net cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$109.1	$168.8
Net cash used in investing activities	(339.2)	(72.3)
Net cash provided by (used in) financing activities	128.8	(47.0)
Effect of translation changes on cash	0.4	—
Net (decrease) increase in cash and cash equivalents	$(100.9)	$49.5
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $59.7 million to $109.1 million in 2025 as compared to $168.8 million in 2024. The decrease primarily reflects payments to settle liabilities assumed as part of the acquisition of Phoenix Global, an increase in income tax receivables related to capital investment tax credits and unfavorable operating results for the current year period as compared to the same prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $266.9 million to $339.2 million in 2025 as compared to $72.3 million in 2024. The increase was primarily driven by cash paid for the acquisition of Phoenix Global of $271.5 million, which consisted of the purchase consideration net of cash and cash equivalents assumed in the acquisition. See Note 3 to our consolidated financial statements for further detail. This increase was partially offset by higher capital spending in connection with certain upgrades to improve the long-term reliability and operational performance of our assets in the prior year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $175.8 million to $128.8 million in 2025 as compared to net cash used in financing activities of $47.0 million in 2024. The increase in net cash provided by financing activities was primarily driven by higher net borrowings of $193.0 million on the Revolving Facility, related to funding the acquisition of Phoenix Global. These increases were partially offset by an increase in repayments of finance lease liabilities of $10.1 million, consisting of additional finance leases acquired as part of the acquisition of Phoenix Global and finance lease buyouts executed in the current year period. Additionally, the increase in the current year period was further offset by an increase to dividends paid of $3.8 million as compared to the prior year period, primarily as a result of an increase in the dividend per share amount, and debt issuance costs paid of $2.1 million related to the amendment and extension of the Revolving Facility.
Dividends
In addition to the $41.4 million in dividends paid to our shareholders during 2025, on January 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on March 2, 2026, to stockholders of record on February 17, 2026. See further discussion in “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.”
Covenants
As of December 31, 2025, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 12 to our consolidated financial statements for details on debt covenants.
Credit Rating
In May 2025, S&P Global Ratings reaffirmed our corporate credit rating of BB- (stable). In June 2025, Moody’s Investors Service reaffirmed our corporate credit rating of B1 and the outlook remains stable.

Contractual Obligations
As of December 31, 2025, significant contractual obligations related to our metallurgical coal procurement contracts, which are generally based on annual coke production requirements at fixed coal prices, were $738.2 million and extend through 2026. As of December 31, 2025, significant contractual obligations related to debt were $693.0 million of principal borrowings and $139.7 million of related interest, which will be repaid through 2030. See Note 12 to our consolidated financial statements. We also have contractual obligations for leases, including land, office space, equipment, railcars and locomotives. See Note 14 to our consolidated financial statements.
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
Our capital requirements have consisted, and are expected to consist, primarily of:
•Ongoing capital expenditures required to maintain equipment reliability, the integrity and safety of our coke ovens, steam generators and assets at our terminals and operating sites and to comply with environmental regulations. Ongoing capital expenditures are made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of the assets and/or to extend their useful lives and also include new equipment that improves the efficiency, reliability or effectiveness of existing assets. Ongoing capital expenditures do not include normal repairs and maintenance expenses, which are expensed as incurred;
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
The following table summarizes our capital expenditures:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Ongoing capital	$56.1	$64.3
Expansion capital	10.7	8.6
Total capital expenditures(1)	$66.8	$72.9
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements. Our management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. The Company's valuation of tangible and intangible assets as part of business combinations and assessment of impairment of long-lived assets are subject to such estimates and assumptions. Our management bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Our management believes the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and footnotes herein provide a meaningful and fair perspective of our financial condition.
Business Combinations
We account for acquisitions using the acquisition method under which, upon obtaining control, we recognize each identifiable asset acquired and liability assumed at its acquisition date fair value. The determination of those fair values requires significant judgment and the use of valuation techniques when observable market inputs are unavailable. We engage third-party valuation specialists to review these critical assumptions and prepare detailed fair value analyses for material acquisitions.
We value acquired intangible assets using models such as the income approach, including the relief-from-royalty method and multi-period excess earnings method as well as other cost-based techniques. Key unobservable inputs include forecasted revenue growth rates, discount rates, royalty rates and estimated useful lives. We value acquired property, plant and equipment using a combination of the cost and market approaches. The market approach estimates fair value by analyzing recent actual market transactions for similar assets or liabilities. The cost approach estimates fair value based on the expected cost to replace or reproduce the asset or liability and relies on assumptions regarding the occurrence and extent of any physical, functional and/or economic obsolescence. Some of the more significant estimates and assumptions inherent in these approaches are the values of asset replacement costs, comparable assets and estimated remaining economic lives of the assets.
Any excess of the purchase price over the fair values of identifiable net assets is recorded as goodwill. During the measurement period, up to one year from the acquisition date, significant provisional amounts are adjusted with a corresponding offset to goodwill.
On August 1, 2025, we completed the acquisition of Phoenix Global, a privately held provider of mission-critical mill services to major steel producing companies. See Note 3 to our consolidated financial statements for further detail.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value is determined using an income approach when observable inputs are unavailable. Impairment charges could materially decrease our future net income and result in lower asset values on our consolidated balance sheets.
Fair value determinations of long-lived assets require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating whether our long-lived assets are recoverable requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then our long-lived assets may be impaired in the future.
During the fourth quarter of 2025, the Company concluded a triggering event occurred requiring a review for impairment at our Haverhill I cokemaking facility asset group as a result of Algoma Steel's breach of contract, which negatively impacted forecasted future cash flows. The Company performed an impairment test utilizing the income approach, which resulted in a $90.1 million impairment charge.
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
Interest rates
We are exposed to changes in interest rates as a result of borrowing activities with variable interest rates and interest earned on our cash balances. During the years ended December 31, 2025 and 2024, the daily average outstanding balance on borrowings with variable interest rates was $87.4 million and $0.2 million, respectively. Assuming a 50 basis point change in secured overnight financing rate (“SOFR”), interest expense would have been impacted by $0.4 million and zero in 2025 and 2024, respectively. At December 31, 2025, we had $193.0 million outstanding borrowings with variable interest rates under the Revolving Facility.
At December 31, 2025 and 2024, we had cash and cash equivalents of $88.7 million and $189.6 million, respectively, which accrue interest at various rates. Assuming a 50 basis point change in the rate of interest associated with our cash and cash equivalents, interest income would have been impacted by $0.7 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
Foreign currency
Since we operate outside the U.S., we are primarily subject to risk resulting from changes in the Brazilian real and euro currency exchange rates. The currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Revenues and expenses of our foreign operations are translated at average exchange rates during the period and balance sheet accounts are translated at period-end exchange rates. Balance sheet translation adjustments are excluded from the results of operations and are recorded in equity as a component of accumulated other comprehensive (loss) income. If the exchange rate for the Brazilian real had changed by 10 percent, we estimate the impact to our net income in 2025 and 2024 would have been approximately $0.6 million and $0.2 million, respectively. If the exchange rate for the euro had changed by 10 percent, we estimate the impact to our net income in 2025 would have been an immaterial amount. We did not have any operations impacted by fluctuations in the euro currency exchange rate in 2024.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
SunCoke Energy, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SunCoke Energy, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Flame Aggregator, LLC during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Flame Aggregator, LLC’s internal control over financial reporting associated with approximately 21 percent (of which 4 percent represented intangible assets and goodwill included within the scope of the Company’s assessment) of the Company’s consolidated total assets and approximately 7 percent of consolidated revenues as of and for the year ended December 31, 2025 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Flame Aggregator, LLC.
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
Sufficiency of audit evidence over metallurgical coal inventory
As discussed in Notes 2 and 6 to the consolidated financial statements, the value of metallurgical coal inventory was $116.5 million as of December 31, 2025. Metallurgical coal is received at the coke plants throughout the year and is the principal raw material for the Company’s cokemaking operations. The Company engages an independent third-party to perform surveys of the quantity of metallurgical coal inventory using unmanned aerial system technology.
We identified the assessment of the sufficiency of evidence over the quantity of metallurgical coal inventory as a critical audit matter. Subjective auditor judgment was required to assess the quantity of metallurgical coal inventory because of the nature of the evidence obtained and the need to evaluate the survey results developed by the Company’s independent third-party.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the quantity of metallurgical coal inventory. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s metallurgical coal inventory process, including controls over the quantity of metallurgical coal inventory. We evaluated the qualifications and experience of the Company’s independent third-party who performs the metallurgical coal inventory surveys. We observed the metallurgical coal inventory surveys performed by the Company’s independent third-party at an interim date. We evaluated the independent third-party’s surveys by reconciling the results to the number of piles of metallurgical coal at each coke plant observed and to the Company’s calculations and records. We also compared the individual survey results for each coke plant to each other and evaluated certain adjustments and trends. We selected a sample of metallurgical coal receipts from the interim survey date through year-end and agreed them to third-party support including coal and freight invoices. We developed an expectation of metallurgical coal quantity used in production from the date of the interim survey through year-end and compared it to actual metallurgical coal used in production. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of evidence obtained.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Chicago, Illinois
February 20, 2026

SunCoke Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$1,837.3	$1,935.4	$2,063.2
Costs and operating expenses
Cost of products sold and operating expenses	1,553.0	1,603.4	1,724.6
Selling, general and administrative expenses	84.8	61.2	70.7
Depreciation and amortization expense	153.6	118.9	142.8
Long-lived asset impairment	90.3	—	—
Total costs and operating expenses	1,881.7	1,783.5	1,938.1
Operating (loss) income	(44.4)	151.9	125.1
Interest expense, net	28.4	23.4	27.3
(Loss) income before income tax (benefit) expense	(72.8)	128.5	97.8
Income tax (benefit) expense	(34.0)	25.0	34.3
Net (loss) income	(38.8)	103.5	63.5
Less: Net income attributable to noncontrolling interests	5.4	7.6	6.0
Net (loss) income attributable to SunCoke Energy, Inc.	$(44.2)	$95.9	$57.5
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.52)	$1.13	$0.68
Diluted	$(0.52)	$1.12	$0.68
Weighted average number of common shares outstanding:
Basic	85.5	85.1	84.7
Diluted	85.5	85.3	84.9
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net (loss) income	$(38.8)	$103.5	$63.5
Other comprehensive (loss) income:
Reclassifications of actuarial loss amortization and prior service benefit to earnings (net of related tax (expense) benefit of $(0.1) million, $0.1 million and $0.1 million, respectively)	(0.3)	0.2	0.1
Retirement benefit plans funded status adjustment (net of related tax (expense) benefit of zero, $(1.9) million and $0.2 million, respectively)	(0.1)	6.4	(0.4)
Currency translation adjustment	3.9	(1.5)	0.5
Comprehensive (loss) income	(35.3)	108.6	63.7
Less: Comprehensive income attributable to noncontrolling interests	5.4	7.6	6.0
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(40.7)	$101.0	$57.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$88.7	$189.6
Receivables (net of allowances of $11.1 million and $0.6 million at December 31, 2025, and December 31, 2024, respectively)	111.5	96.6
Inventories	219.9	180.8
Income tax receivable	24.1	—
Other current assets	18.8	7.6
Total current assets	463.0	474.6
Properties, plants and equipment (net of accumulated depreciation of $1,497.4 million and $1,497.6 million at December 31, 2025 and 2024, respectively)	1,202.7	1,143.6
Goodwill	55.6	3.4
Intangible assets, net	44.0	25.8
Deferred charges and other assets	24.6	20.8
Total assets	$1,789.9	$1,668.2
Liabilities and Equity
Accounts payable	$157.3	$153.2
Accrued liabilities	60.8	52.6
Interest payable	1.4	—
Total current liabilities	219.5	205.8
Long-term debt	685.5	492.3
Accrual for black lung benefits	11.7	12.7
Retirement benefit liabilities	7.3	7.6
Deferred income taxes	190.3	196.8
Asset retirement obligations	18.1	17.2
Long-term finance lease liability	2.6	0.2
Other deferred credits and liabilities	28.8	24.6
Total liabilities	1,163.8	957.2
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both December 31, 2025 and 2024	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,069,991 and 99,756,420 shares at December 31, 2025 and 2024, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both December 31, 2025 and 2024	(184.0)	(184.0)
Additional paid-in capital	732.2	732.8
Accumulated other comprehensive loss	(4.2)	(7.7)
Retained earnings	52.3	138.1
Total SunCoke Energy, Inc. stockholders' equity	597.3	680.2
Noncontrolling interests	28.8	30.8
Total equity	626.1	711.0
Total liabilities and equity	$1,789.9	$1,668.2
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(38.8)	$103.5	$63.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	153.6	118.9	142.8
Long-lived asset impairment	90.3	—	—
Deferred income tax (benefit) expense	(23.1)	4.5	18.6
Share-based compensation expense	2.4	4.0	5.1
Gain on extinguishment of legacy coal liabilities	—	(9.5)	—
Changes in working capital pertaining to operating activities:
Receivables, net	31.0	(8.9)	16.8
Inventories	(28.1)	1.8	(7.2)
Accounts payable	(18.6)	(12.9)	19.7
Accrued liabilities	(21.2)	(31.9)	(10.2)
Interest payable	1.4	—	—
Income taxes	(25.2)	1.4	(1.4)
Other	(14.6)	(2.1)	1.3
Net cash provided by operating activities	109.1	168.8	249.0
Cash Flows from Investing Activities:
Capital expenditures	(66.8)	(72.9)	(109.2)
Acquisition of Phoenix Global, net of cash acquired	(271.5)	—	—
Other investing activities	(0.9)	0.6	—
Net cash used in investing activities	(339.2)	(72.3)	(109.2)
Cash Flows from Financing Activities:
Proceeds from revolving facility	431.0	11.0	291.0
Repayment of revolving facility	(238.0)	(11.0)	(326.0)
Repayment of financing obligation	—	—	(8.8)
Debt issuance costs	(2.1)	—	—
Dividends paid	(41.4)	(37.6)	(30.7)
Cash distributions to noncontrolling interests	(7.4)	(8.1)	(11.8)
Repayment of finance lease liabilities	(10.3)	(0.2)	—
Other financing activities	(3.0)	(1.1)	(3.4)
Net cash provided by (used in) financing activities	128.8	(47.0)	(89.7)
Effect of translation changes on cash	0.4	—	—
Net (decrease) increase in cash and cash equivalents	(100.9)	49.5	50.1
Cash and cash equivalents at beginning of year	189.6	140.1	90.0
Cash and cash equivalents at end of year	$88.7	$189.6	$140.1
Supplemental Disclosure of Cash Flow Information
Interest paid	$28.5	$24.4	$25.7
Income taxes paid, net of refunds of $5.2 million, $0.3 million and zero, respectively	$12.8	$18.0	$17.7
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2022	98,815,780	$1.0	15,404,482	$(184.0)	$728.1	$(13.0)	$53.5	$585.6	$37.1	$622.7
Net income	—	—	—	—	—	—	57.5	57.5	6.0	63.5
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.1	—	0.1	—	0.1
Retirement benefit plans funded status adjustment (net of related tax benefit of $0.2 million)	—	—	—	—	—	(0.4)	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	—	—	0.5	—	0.5	—	0.5
Share-based compensation	—	—	—	—	5.1	—	—	5.1	—	5.1
Share issuances, net of shares withheld for taxes	345,666	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Dividends	—	—	—	—	—	—	(30.8)	(30.8)	—	(30.8)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(11.8)	(11.8)
At December 31, 2023	99,161,446	$1.0	15,404,482	$(184.0)	$729.8	$(12.8)	$80.2	$614.2	$31.3	$645.5
Net income	—	—	—	—	—	—	95.9	95.9	7.6	103.5
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax benefit of $0.1 million)	—	—	—	—	—	0.2	—	0.2	—	0.2
Retirement benefit plans funded status adjustment (net of related tax expense of $1.9 million)	—	—	—	—	—	6.4	—	6.4	—	6.4
Currency translation adjustment	—	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Share-based compensation	—	—	—	—	4.0	—	—	4.0	—	4.0
Share issuances, net of shares withheld for taxes	594,974	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Dividends	—	—	—	—	—		(38.0)	(38.0)	—	(38.0)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(8.1)	(8.1)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
(See Accompanying Notes)

SunCoke Energy, Inc.
Consolidated Statements of Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(Dollars in millions)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
Net (loss) income	—	—	—	—	—	—	(44.2)	(44.2)	5.4	(38.8)
Reclassification of prior service benefit and actuarial loss amortization to earnings (net of related tax expense of $0.1 million)	—	—	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Retirement benefit plans funded status adjustment (net of related tax benefit of zero)	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Currency translation adjustment	—	—	—	—	—	3.9	—	3.9	—	3.9
Share-based compensation	—	—	—	—	2.4	—	—	2.4	—	2.4
Share issuances, net of shares withheld for taxes	313,571	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—		(41.6)	(41.6)	—	(41.6)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(7.4)	(7.4)
At December 31, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$732.2	$(4.2)	$52.3	$597.3	$28.8	$626.1
(See Accompanying Notes)

SunCoke Energy, Inc.
Notes to Consolidated Financial Statements
1. General and Basis of Presentation
Description of Business
SunCoke Energy, Inc. (“SunCoke Energy,” “SunCoke,” “Company,” “we,” “our” and “us”) is the largest independent producer of high-quality coke in the Americas, as measured by tons of coke produced each year, and has more than 65 years of coke production experience. Coke is produced by heating metallurgical coal in a refractory oven, which releases certain volatile components from the coal, thus transforming the coal into coke. Our coke is primarily used as a principal raw material in the blast furnace steelmaking process as well as in the foundry production of casted iron, and the majority of our sales are derived from blast furnace coke sales made under long-term, take-or-pay agreements. We also sell coke produced utilizing capacity in excess of that reserved for our long-term, take-or-pay agreements to customers in both the export and North American domestic coke markets seeking high-quality product for their blast furnaces. We have designed, developed and built, and we currently own and operate five cokemaking facilities in the United States (“U.S.”) with collective nameplate capacity to produce approximately 3.7 million tons of blast furnace coke per year. Additionally, we designed and currently operate one cokemaking facility in Brazil under licensing and operating agreements on behalf of ArcelorMittal Brasil S.A. (“ArcelorMittal Brazil”), which has approximately 1.7 million tons of annual cokemaking capacity.
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
Acquisition of Flame Aggregator, LLC
On August 1, 2025, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) entered into on May 27, 2025, we completed the acquisition of Flame Aggregator, LLC (“Phoenix Global”), a privately held provider of mission-critical mill services to major steel producing companies, for purchase consideration of $295.8 million. The Company funded the transaction with cash on-hand and borrowings on our revolving credit facility, due 2030 (“Revolving Facility”). See Note 3 – Acquisitions for further detail.
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
Update to Reportable Segments
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recast all segment information for all prior periods presented herein to reflect this change. See Note 20 – Business Segment Information for further detail.
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
Revenue Recognition
The Company sells coke as well as steam and electricity and provides material handling and/or mixing services to coke, coal, steel, power and other bulk customers as well as mission-critical mill services to leading steel producers globally. The Company's services also include the removal, handling and processing of molten slag at customer sites, as well as the preparation and transportation of metal scraps, raw materials and finished products. The Company also receives fees for operating the cokemaking plant in Brazil and for the licensing of its proprietary technology for use at this facility as well as reimbursement of substantially all of its operating costs. See Note 19.
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
Properties, Plants and Equipment
Plants and equipment are depreciated on a straight-line basis over their estimated useful lives. Coke and energy plants, machinery and equipment are generally depreciated over 20 to 30 years. Industrial services plant, machinery and equipment are generally depreciated over 5 to 30 years. Depreciation and amortization is excluded from cost of products sold and operating expenses and is presented separately on the Consolidated Statements of Operations. Gains and losses on the disposal or retirement of fixed assets are reflected in earnings when the assets are sold or retired. Amounts incurred that extend an asset’s useful life, increase its productivity or add production capacity are capitalized. Additionally, the Company generally capitalizes interest on capital projects with an expected construction period of one year or longer. The Company accounts for changes in useful lives, when appropriate, as a change in estimate, with prospective application only. Direct costs, such as outside labor, materials, internal payroll and benefits costs incurred during capital projects are capitalized; indirect costs are not capitalized. Normal repairs and maintenance costs are expensed as incurred. The amounts of accrued capital expenditures for the years ended December 31, 2025, 2024 and 2023 were $9.4 million, $2.7 million and $8.7 million, respectively. See Note 6 and the Consolidated Statements of Cash Flows.
Intangible Assets
Intangible assets are primarily comprised of permits, customer relationships and trade names. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible asset is consumed. Intangible assets are assessed for impairment when a triggering event occurs. See Note 8.

Impairment of Long-Lived Assets
Long-lived assets, which includes intangible assets and properties, plants and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In connection with Alogma Steel's breach of contract, the Company identified a triggering event for one of its asset groups requiring a review for impairment during the year ended December 31, 2025. See Note 7 for further detail. The Company did not identify any triggering events for a review for impairment during the year ended December 31, 2024. A long-lived asset, or group of assets, is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset, which are largely driven by our contractual arrangements, are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets. It is also difficult to precisely estimate fair market value because quoted market prices for the Company's long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment. See Note 7 and Note 8.
Income Taxes
Income tax expense (benefit) is determined by applying the provisions of federal, foreign and state tax laws to taxable income (loss) during the period. The Company does business in a number of states with differing laws concerning how income subject to each state's tax structure is measured. These laws, as well as changes in tax legislation, impact what effective tax rate is applied to income generated in each state, and the Company makes estimates of how income will be apportioned among various states based on these factors. Similarly, the Company does business in a number of foreign tax jurisdictions with differing tax laws. Deferred tax asset and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. See Note 5.
Black Lung Benefit Liabilities
The Company has obligations related to coal workers’ pneumoconiosis, or black lung, benefits of certain of the Company's former coal miners and their dependents. The Company adjusts the liability each year based upon actuarial calculations of the Company's expected future payments for these benefits, including a provision for incurred but not reported losses. Adjustments are recognized in the period the adjustment occurs as a component of selling, general and administrative expense on the Consolidated Statements of Operations. See Note 13.
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

The Company's incremental borrowing rate is determined through market sources for secured borrowings and approximates the interest rate at which the Company could borrow on a collateralized basis with similar terms and payments in similar economic environments. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The Company has elected to apply the short-term lease exception for all asset classes, therefore excluding all leases with a term of less than 12 months from the balance sheet, and will recognize the lease payments in the period they are incurred. Additionally, the Company accounts for lease and non-lease components of an arrangement, such as assets and services, as a single lease component for all asset classes on existing leases. See Note 14.
Shipping and Handling Costs
Shipping and handling costs are included in cost of products sold and operating expenses on the Consolidated Statements of Operations and are generally passed through to the Company's customers. The Company has elected the practical expedient under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” to account for shipping and handling activities as a promise to fulfill the transfer of coke. See Note 19.
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
Fair Value of Financial Instruments
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
Currency Translation
The functional currency of the Company’s Brazilian operations is the Brazilian real. The functional currency of the Company's operations in Spain and Slovakia is the euro. The Company’s foreign operations translate its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The revenue and expense accounts of foreign operations are translated into U.S. dollars at the average exchange rates during the period.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures.” ASU 2023-09 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income tax disclosures. The Company adopted this standard for the fiscal year ending December 31, 2025 with a retrospective application to all prior periods presented in the financial statements. See Note 5 to our consolidated financial statements for further detail.
Recent Accounting Pronouncements
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05,

an entity is required to disclose whether it has elected to use the practical expedient. ASU 2025-05 is effective for annual periods, including interim reporting periods within annual reporting periods, beginning after December 15, 2025 with early adoption permitted. The Company plans to adopt the guidance for the interim reporting period ending March 31, 2026 and the impact is not expected to be material to the consolidated financial statements.
Labor Concentrations
As of December 31, 2025, the Company has 1,527 employees in the U.S. Additionally, we had approximately 950 international employees in 5 countries. Of these employees, 53 percent of these employees are represented by labor unions, through approximately 10 collective bargaining agreements.
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
The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the Acquisition Date and the date that these financial statements are issued. The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of Phoenix Global. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets acquired and liabilities assumed in the transaction. The estimated useful lives of acquired intangible assets are also preliminary. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date. Subsequent to the preliminary purchase price allocation disclosed as of September 30, 2025, the Company recorded measurement period adjustments primarily related to working capital and refinements to the preliminary valuation of property, plants, and equipment. Property, plants, and equipment increased by approximately $17.5 million and accounts receivable decreased approximately $2.3 million.

The following table sets forth the components and the allocation of the purchase price and summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Fair Value	(Dollars in millions)
Purchase consideration	$295.8
Cash and cash equivalents	24.3
Accounts receivable	44.2
Inventories	10.6
Other current assets	15.0
Property, plants, and equipment	207.9
Right-of-use assets	29.2
Intangible assets	20.2
Accounts payable	(21.5)
Accrued liabilities	(30.6)
Short-term finance lease liability	(11.0)
Short-term operating lease liability	(0.9)
Long-term finance lease liability	(5.8)
Long-term operating lease liability	(2.2)
Deferred income taxes	(15.9)
Other deferred credits and liabilities	(19.9)
Net identifiable assets acquired	$243.6
Goodwill	$52.2
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
The Company amortizes its intangible assets over their estimated useful lives. The preliminary fair values allocated to the identifiable intangible assets and their preliminary estimated useful lives are as follows:

Intangible assets	Preliminary fair value	Weighted average useful life in years
Customer Relationships	14.4	12
Trade Name	5.8	10
Total identifiable intangible assets	20.2
Acquisition-related costs
Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities and due diligence. The Company incurred acquisition-related costs of $10.1 million during the year ended December 31, 2025, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations. No such costs were incurred during the year ended December 31, 2024.
Revenue and earnings of Phoenix Global
The results of operations for the acquisition since the Acquisition Date have been included in our consolidated financial statements for the year ended December 31, 2025. Additionally, during the year ended December 31, 2025, the Company incurred $3.3 million of restructuring charges related to employee severance costs, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

The following table summarizes Phoenix Global’s revenue and earnings included in the accompanying Consolidated Statements of Operations from the Acquisition Date through December 31, 2025:

Year Ended December 31, 2025
(Dollars in millions)
Total revenue	$119.1
Net loss	$14.2
Supplemental pro forma financial information
The unaudited pro forma financial information included in the table below represents a summary of the consolidated results of operations for the years ended 2024 and 2025, assuming the acquisition had been completed as of January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments.
For the year ended December 31, 2024, there are adjustments related to the elimination of debt and associated interest expense of $15.0 million at Phoenix Global, interest expense of $14.6 million for borrowings under the Company's Revolving Facility to finance the transaction, additional expenses from the remeasurement of assets and liabilities upon acquisition of $7.4 million, and additional tax benefit from the adjustments of $1.7 million.
For the year ended December 31, 2025, there are adjustments related to the elimination of debt and associated interest expense of $7.9 million at Phoenix Global, interest expense of $12.9 million for borrowings under the Company's Revolving Facility to finance the transaction, and increased expenses from the remeasurement of assets and liabilities upon acquisition of $0.4 million. The income tax effects from the adjustments were a net benefit of $1.1 million.

	Years Ended December 31,
	2025	2024

	(Dollars in millions)
Total revenue	$2,000.8	$2,212.4
Net (loss) income	$(80.5)	$47.5
4. Customer Concentrations
In 2025, the Company sold approximately 3.1 million tons of coke under long-term, take-or-pay contracts to its two primary customers in the U.S.: Cleveland-Cliffs Steel Holding Corporation and Cleveland-Cliffs Steel LLC, subsidiaries of Cleveland-Cliffs Inc. and collectively referred to as “Cliffs Steel,” and United States Steel Corporation (“U.S. Steel”). The information below also includes results from our industrial services business, which also provides services to Cliffs Steel and U.S. Steel.
The tables below show sales to the Company's significant customers:

	Years Ended December 31,
	2025		2024		2023
	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue	Sales and other operating revenue	Percent of Company sales and other operating revenue
	(Dollars in millions)
Cliffs Steel	$1,131.3	61.6%	$1,237.0	63.9%	$1,349.4	65.4%
U.S. Steel	$261.0	14.2%	$284.6	14.7%	$300.8	14.6%
The Company generally does not require any collateral with respect to its receivables due under long-term, take-or-pay contracts. Receivables due from Cliffs Steel and U.S. Steel were approximately $32.3 million and $8.1 million as of December 31, 2025, respectively, and $48.4 million and $8.5 million as of December 31, 2024, respectively. These balances comprised approximately 36 percent and 59 percent of the Company's receivables balance as of December 31, 2025 and 2024, respectively. As a result, the Company experiences concentrations of credit risk in its receivables with these customers, which may be affected by changes in economic or other conditions affecting the steel industry.

5. Income Taxes
The components of (loss) income before income tax (benefit) expense are as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Domestic	$(73.9)	$118.8	$88.8
Foreign	1.1	9.7	9.0
Total	$(72.8)	$128.5	$97.8
Income tax (benefit) expense consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Current tax (benefit) expense:
U.S. federal	$(15.8)	$18.4	$7.9
U.S. state and local	0.5	(0.7)	4.7
Foreign	4.4	2.8	3.1
Total current tax (benefit) expense	(10.9)	20.5	15.7

Deferred tax (benefit) expense:
U.S. federal	(20.9)	5.0	19.7
U.S. state and local	(2.1)	(0.5)	(1.1)
Foreign	(0.1)	—	—
Total deferred tax (benefit) expense	(23.1)	4.5	18.6
Total	$(34.0)	$25.0	$34.3

Total income tax (benefit) expense
U.S. federal	(36.7)	23.4	27.6
U.S. state and local	(1.6)	(1.2)	3.6
Foreign	4.3	2.8	3.1
Total income tax (benefit) expense	$(34.0)	$25.0	$34.3

The reconciliation of income tax (benefit) expense at the U.S. statutory rate to income tax (benefit) expense is as follows:

	Years Ended December 31,
	2025		2024		2023
	(Dollars in millions)
Income tax (benefit) expense at U.S. statutory rate	$(15.3)	21.0%	$27.0	21.0%	$20.5	21.0%
(Reduction) increase in income taxes resulting from:
U.S. federal
Nontaxable and nondeductible items
Nondeductible equity compensation	0.4	(0.6)%	1.3	1.0%	1.8	1.8%
Nondeductible transaction costs(1)	1.8	(2.5)%	—	—%	—	—%
Income attributable to noncontrolling interests in partnerships(2)	(1.1)	1.6%	(1.6)	(1.2)%	(1.3)	(1.3)%
Other	0.6	(0.8)%	0.4	0.4%	0.8	0.8%
Effect of cross-border tax laws
Foreign branch income	1.6	(2.2)%	1.3	1.0%	1.5	1.5%
Foreign tax credit	(3.0)	4.2%	(1.9)	(1.5)%	—	—%
Tax credits
Research and development	(3.4)	4.7%	(1.3)	(1.0)%	(1.1)	(1.2)%
Investment tax credits(3)	(18.8)	25.8%	—	—%	—	—%
Other	0.1	(0.2)%	(0.9)	(0.7)%	—	—%
Changes in valuation allowances(4)	0.4	(0.6)%	0.4	0.3%	8.4	8.6%
Other	—	—%	—	—%	(0.8)	(0.7)%
U.S. state and local income taxes, net of federal effect(5)	(1.2)	1.7%	(1.3)	(1.0)%	2.8	2.9%
Foreign tax effects
Brazil
Statutory income tax rate differential	1.3	(1.8)%	0.8	0.6%	0.9	0.9%
Withholding tax	0.8	(1.1)%	0.9	0.7%	0.9	0.9%
Other(6)	—	—%	(0.2)	(0.2)%	(0.2)	(0.2)%
Romania
Changes in valuation allowances	1.0	(1.4)%	—	—%	—	—%
Other	0.4	(0.5)%	—	—%	—	—%
Other foreign jurisdictions	0.6	(0.8)%	—	—%	—	—%
Worldwide changes in unrecognized tax benefits	(0.2)	0.2%	0.1	0.1%	0.1	0.1%
Income tax expense at effective tax rate	$(34.0)	46.7%	$25.0	19.5%	$34.3	35.1%
(1)Nondeductible transaction costs incurred due to the acquisition of Phoenix Global.
(2)No income tax expense is reflected in the Consolidated Statements of Operations for income attributable to noncontrolling interests in our Indiana Harbor cokemaking facility.
(3)During 2025, as part of tax planning, SunCoke conducted an analysis with respect to the Company’s capital investments under Section 48 of the Internal Revenue Code, which resulted in a net tax benefit of $18.8 million. The Company utilizes the flow-through method to account for investment tax credits ("ITCs"). Under this method, ITCs are recognized as a reduction to income tax expense in the year in which they are generated. $22.8 million ITCs were generated in 2025 of which, $2.5 million of unused credits are available to offset the Company’s income tax liability in future years.

(4)During 2025, the Company established a valuation allowance of $1.4 million on foreign tax credits projected to be unused before expiration. This tax expense is partially offset by a release of valuation allowance due to utilization of existing foreign tax credit carryforwards.
During 2024, the company established a $0.4 million valuation allowance, representing a portion of foreign tax credits projected to be unused before expiration.
During 2023, the Company established an $8.4 million valuation allowance, which was a portion of an $11.3 million valuation allowance that was released during 2022 on deferred tax assets attributable to existing foreign tax credit carryforwards. The release of the valuation allowance during 2022 was a result of new regulations published in 2022 by the U.S. Treasury (2022 Foreign Tax Credit (“FTC”) final regulations) that made foreign taxes paid in future years to certain countries, including Brazil, no longer creditable in the U.S. After tax planning in 2022, the Company expected to be able to utilize its existing foreign tax credits carried forward from prior years. Additionally, Brazil enacted new legislation that aligned the Brazil transfer pricing law with the 2022 OECD Guidelines. As a result, the Company has determined that Brazil taxes paid or accrued in 2024 and forward will become creditable under the 2022 final FTC regulations. Due to the change in the Brazilian tax law, the FTCs that are projected to be created will cause $8.4 million of the foreign tax credit carryforward from prior years to not be utilized, resulting in the establishment of the valuation allowance during 2023. Also, during 2023, the IRS issued Notice 2023-55 and 2023-80 that generally allow taxpayers to defer the application of the of the 2022 FTC final regulations until further guidance is issued. Foreign income taxes paid in 2023 reflected the absence of the generation of foreign tax credits for taxes paid in Brazil due to the Company’s election not to defer the application of the 2022 FTC final regulations allowed under the notices.
(5)In 2025, 2024 and 2023, state and local income taxes in Illinois and Indiana comprise the majority of the domestic state and local income taxes, net of federal effect category.
(6)The Company’s subsidiary in Brazil operates under a tax holiday arrangement that expires on December 31, 2026. The Superintendence for the Development of the Northeast (“SUDENE”) tax benefit is a Northeast regional development incentive offering companies up to a 75 percent reduction in corporate income tax for up to 10 years. The eligible projects must be approved by the Brazilian Federal Revenue Service on technical analysis from SUDENE. For the period ended December 31, 2025, the Company recorded a tax benefit of $0.5 million, representing approximately 0.7 percent effective tax rate impact.

The tax effects of temporary differences that comprise the net deferred income tax liability from operations are as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets:
Retirement benefit liabilities	$1.9	$2.0
Black lung benefit liabilities	2.9	3.1
Share-based compensation	—	0.2
Federal tax credit carryforward(1)	4.6	—
Foreign tax credit carryforward(2)	9.3	8.9
Foreign net operating loss carryforward(3)	9.3	—
Federal net operating loss carryforward(4)	13.8	—
Federal 163(j) interest limitation carryforward(4)	2.6	—
State net operating loss carryforward, net of federal income tax effects(5)	10.8	10.1
Other liabilities not yet deductible	13.0	14.8
Total deferred tax assets	68.2	39.1
Less: valuation allowance(6)	(32.4)	(15.0)
Deferred tax asset, net	35.8	24.1
Deferred tax liabilities:
Properties, plants and equipment	(169.1)	(163.7)
Investment in partnerships	(56.5)	(57.2)
Share-based compensation	(0.2)	—
Total deferred tax liability(7)	(225.8)	(220.9)
Net deferred tax liability	$(190.0)	$(196.8)
The net deferred income tax asset/(liability) is classified in the consolidated balance sheets as follows:
Noncurrent asset	$0.3	$—
Noncurrent liability	(190.3)	(196.8)
Net deferred tax asset/(liability)	$(190.0)	$(196.8)
(1)Federal tax credit carryforward expires in 2044 through 2046.
(2)Foreign tax credit carryforward expires in 2029 through 2036.
(3)Foreign net operating loss carryforward expires in 2026 through indefinite.
(4)Federal net operating loss and 163(j) limitation carryforwards are indefinite.
(5)State net operating loss carryforward, net of federal income tax effects expires in 2035 through indefinite.
(6)If certain deferred tax assets are not likely recoverable in future years a valuation allowance is recorded. As of December 31, 2025, a valuation allowance of $32.4 million reduced deferred tax assets primarily related to foreign tax credit carryforwards, state net operating loss carryforwards, and foreign net operating loss carryforwards. As of December 31, 2024, a valuation allowance of $15.0 million reduced deferred tax assets related to foreign tax credit carryforwards.
(7)As of December 31, 2025, no foreign withholding taxes, federal and state taxes or foreign currency gains or losses have been provided on distributions of approximately $21.1 million of unremitted earnings of our foreign subsidiaries, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes including applicable foreign withholding taxes, which would be due upon the repatriation of these earnings.

SunCoke is currently open to examination by the IRS for tax years ended December 31, 2022 and forward.
State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states.
The income taxes paid, net of refunds are as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
U.S. federal	$10.3	$12.5	$9.4
U.S. state and local:
Illinois	$1.0	$1.6	$2.2
Indiana	(2.8)	0.8	2.5
Other	0.4	0.3	0.5
Total U.S. state and local	$(1.4)	$2.7	$5.2
Foreign
Brazil	$3.7	$2.8	$3.1
Other	0.2	—	—
Total foreign	$3.9	$2.8	$3.1
Total income taxes paid (net of refunds of $5.2 million, $0.3 million and zero)	$12.8	$18.0	$17.7
The uncertain tax positions are as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
The total amount of unrecognized tax benefits consisted of the following:
Beginning of year	$0.5	$0.4	$0.3
Increase related to prior year tax positions	1.1	—	—
Increase related to current year tax positions	0.1	0.1	0.1
Effect of the expiration of statutes of limitation	(0.3)	—	—
End of year	$1.4	$0.5	$0.4
At December 31, 2025, 2024 and 2023, the balances of unrecognized tax benefits were $1.4 million, $0.5 million and $0.4 million, respectively, that, if recognized, will reduce the effective tax rate on income from continuing operations.
We classify interest as interest expense and penalties as operating expense in the Consolidated Statements of Operations and their associated liabilities as other liabilities in the Consolidated Balance Sheets. At December 31, 2025, interest and penalties on unrecognized tax benefits were $0.4 million and December 31, 2024 and 2023 were both zero.
6. Inventories
The Company’s inventory consists of metallurgical coal, which is the principal raw material for the Company’s cokemaking operations, coke, which is the finished good sold by the Company to its customers, and materials, supplies and other. These components of inventory, net of lower of cost or net realizable value adjustments of $2.9 million and zero at

December 31, 2025 and 2024, respectively, were as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Coal	$116.5	$109.3
Coke	39.7	13.9
Materials, supplies and other	63.7	57.6
Total inventories	$219.9	$180.8
7. Properties, Plants, and Equipment
The components of net properties, plants and equipment were as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,047.2	$2,251.0
Industrial services plant, machinery and equipment	419.8	185.4
Land and land improvements	116.7	112.6
Construction-in-progress	64.4	42.9
Other	52.0	49.3
Gross investment, at cost	2,700.1	2,641.2
Less: accumulated depreciation	(1,497.4)	(1,497.6)
Total properties, plants and equipment, net	$1,202.7	$1,143.6
As discussed in Note 2, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. During the fourth quarter of 2025, the Company concluded a triggering event occurred requiring a review for impairment at our Haverhill I cokemaking facility asset group as a result of Algoma Steel's breach of contract which negatively impacted forecasted future cash flows. The Company performed an impairment test utilizing the income approach which resulted in a $90.1 million impairment charge. The impairment charge is recorded in Long-lived asset impairment on the Consolidated Statements of Operations and impacts our Domestic Coke segment.
8. Goodwill and Other Intangible Assets
The Company's goodwill at December 31, 2025 and December 31, 2024, by segment, is summarized below:

	December 31,
	2025	2024
	(Dollars in millions)
Domestic Coke	$3.4	$3.4
Industrial Services	52.2	—
Total	$55.6	$3.4

Intangible assets, net, includes the intangibles detailed in the table below, excluding fully amortized intangible assets.

		December 31, 2025			December 31, 2024
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in millions)
Customer relationships(1)	12	$14.4	$0.4	$14.0	$6.7	$6.7	$—
Trade names(1)	10	5.8	0.2	5.6	—	—	—
Permits	17	31.7	8.6	23.1	31.7	7.3	24.4
Other	25	1.6	0.3	1.3	1.6	0.2	1.4
Total		$53.5	$9.5	$44.0	$40.0	$14.2	$25.8
(1)The increase in 2025 reflects new intangible assets related to the Phoenix Global acquisition. See Note 3 for further detail.
The permits above represent the environmental and operational permits required to operate a coal export terminal in accordance with the U.S. Environmental Protection Agency (“EPA”) and other regulatory bodies. Intangible assets are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the asset is consumed. The permits’ useful lives were estimated to be 27 years at acquisition based on the expected useful life of the significant operating equipment at the facility. We have historical experience of renewing and extending similar arrangements at our other facilities and intend to continue to renew our permits as they come up for renewal for the foreseeable future. The permits were renewed regularly prior to our acquisition of CMT. These permits have an average remaining renewal term of approximately 4.5 years.
Total amortization expense for intangible assets subject to amortization was $2.0 million, $1.9 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on the carrying value of finite-lived intangible assets as of December 31, 2025, we estimate amortization expense for each of the next five years and the aggregate amount thereafter as follows:

(Dollars in millions)
2026	$3.2
2027	3.2
2028	3.2
2029	3.2
2030	3.2
2031-Thereafter	28.0
Total	$44.0
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

The following table provides a reconciliation of changes in the asset retirement obligation from operations during each period:

	Years ended December 31,
	2025	2024
	(Dollars in millions)
Asset retirement obligation at beginning of year	$17.3	$14.1
Liabilities settled	(0.1)	—
Accretion expense(1)	1.4	1.0
Revisions in estimated cash flows(2)	—	2.2
Asset retirement obligation at end of year(3)	$18.6	$17.3
(1)Included in cost of products sold and operating expenses on the Consolidated Statements of Operations.
(2)Revisions of estimated cash flows in 2024 were primarily due to the timing of projected spending on certain obligations.
(3)The current portion of the asset retirement obligation liability was $0.5 million and $0.1 million at December 31, 2025, and December 31, 2024, respectively, and is classified in accrued liabilities on the Consolidated Balance Sheets.
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
Postretirement benefit plans expense consisted of the following components:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Interest cost on benefit obligations	$0.4	$0.8	$0.9
Amortization of:
Actuarial losses	0.3	0.4	0.4
Prior service benefit	(0.7)	(0.1)	(0.2)
Total expense	$—	$1.1	$1.1
Postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following assumptions were used to determine postretirement benefit plans expense:

	December 31,
	2025	2024	2023
Discount rate	5.40%	4.95%	5.25%

The following amounts were recognized as components of other comprehensive (loss) income before related tax impacts:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Reclassifications to earnings of:
Actuarial loss amortization	$0.3	$0.4	$0.4
Prior service benefit amortization	(0.7)	(0.1)	(0.2)
Retirement benefit plan funded status adjustments:
Actuarial (loss) gain(1)	(0.1)	8.3	(0.6)
	$(0.5)	$8.6	$(0.4)
(1)The actuarial gain for the year ended December 31, 2024 was primarily due to the remeasurement of the retirement benefit plan obligation associated with a plan amendment during the prior year period.
The following table sets forth the components of the changes in benefit obligations:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Benefit obligation at beginning of year	$8.6	$18.1
Interest cost	0.4	0.8
Actuarial loss (gain)	0.1	(8.3)
Benefits paid	(0.8)	(2.0)
Benefit obligation at end of year(1)	$8.3	$8.6
(1)The current portion of retirement benefit liabilities, which totaled $1.0 million at both December 31, 2025 and 2024, respectively, is classified in accrued liabilities on the Consolidated Balance Sheets.
The following table sets forth the cumulative amounts not yet recognized in net (loss) income:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Cumulative amounts not yet recognized in net (loss) income:
Actuarial losses	$3.8	$4.0
Prior service benefits	(7.1)	(7.8)
Accumulated other comprehensive income (before related tax benefit)	$(3.3)	$(3.8)
The expected benefit payments through 2035 for the postretirement benefit plan are as follows:

(Dollars in millions)

2026	$1.0
2027	0.9
2028	0.9
2029	0.8
2030	0.7
2031 through 2035	$3.3

The measurement date for the Company’s postretirement benefit plans is December 31. The following discount rates were used to determine the benefit obligation:

	December 31,
	2025	2024
Discount rate	5.00%	5.40%
The health care cost trend assumption used at to compute the accumulated postretirement benefit obligation for the postretirement benefit plans was 7.50 percent and 6.50 percent at December 31, 2025 and 2024, respectively, which are both assumed to decline gradually to 5.00 percent in 2036 and 2031, respectively, and to remain at that level thereafter.
Defined Contribution Plans
The Company has defined contribution plans which provide retirement benefits for certain of its employees. The Company’s contributions, which are charged against income as incurred, amounted to $8.1 million, $8.5 million and $7.9 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
11. Accrued Liabilities
Accrued liabilities consist of following:

	December 31,
	2025	2024
	(Dollars in millions)
Accrued benefits	$25.1	$28.7
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	16.6	10.2
Current portion of black lung liability	0.9	1.0
Short-term operating lease liabilities	2.8	2.4
Short-term finance lease liabilities	3.8	0.3
Other	10.6	9.0
Total accrued liabilities	$60.8	$52.6
12. Debt and Financing Obligations
Total debt and financing obligations consisted of the following:

	December 31,
	2025	2024
	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$325.0 Revolving Facility, due 2030	193.0	—
Total borrowings	$693.0	$500.0
Debt issuance costs	(7.5)	(7.7)
Total long-term debt	$685.5	$492.3
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

Revolving Facility
On July 25, 2025, the Company amended and extended the maturity of its Revolving Facility to July 2030 under substantially similar terms and reduced its capacity by $25.0 million to $325.0 million, resulting in additional debt issuance costs of $2.0 million, which are included in long-term debt on the Consolidated Balance Sheet as of December 31, 2025. Additionally, the Company recorded a loss on extinguishment of debt on the Consolidated Statements of Operations of $0.2 million, representing the write-off of unamortized debt issuance costs, during the year ended December 31, 2025.
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
As of December 31, 2025, the Revolving Facility had an outstanding balance of $193.0 million leaving $132.0 million available. Additionally, the Company has certain letters of credit totaling $5.1 million, which do not reduce the Revolving Facility's available balance. Commitment fees are based on the unused portion of the Revolving Facility at a rate of 0.2 percent.
Borrowings under the Revolving Facility bear interest, at SunCoke's option, at a variable rate per annum equal to either (i) an adjusted term secured overnight financing rate (“SOFR”) rate (defined as SOFR for a specified term, subject to a zero percent floor) plus 2.00 percent or (ii) an alternate base rate plus 1.00 percent. The applicable margin is subject to change based on SunCoke's consolidated leverage ratio, as defined in the credit agreement. The weighted-average interest rate for borrowings outstanding under the Revolving Facility was 6.14 percent during 2025.
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
If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $50 million.
As of December 31, 2025, the Company was in compliance with all debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
Maturities
As of December 31, 2025, the combined aggregate amount of maturities for long-term borrowings for each of the next five years and thereafter is as follows:

(Dollars in millions)
2026	$—
2027	—
2028	—
2029	500.0
2030	193.0
2031-Thereafter	—
Total	$693.0
13. Commitments and Contingent Liabilities
Legal Matters
Between 2005 and 2012, the EPA and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations (“NOVs”), alleging violations of air emission operating permits for our Haverhill and Granite City cokemaking facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency to address the allegations and, in November 2014, entered into a consent decree with these parties in federal district court in the

Southern District of Illinois. The consent decree included a civil penalty paid in December 2014, and a commitment to undertake capital projects to improve reliability and enhance environmental performance. All projects regarding the consent decree have been completed. On March 25, 2025, the consent decree was terminated for the Haverhill facility. The consent decree remains in effect for the Granite City facility and is being overseen for compliance.
The Company is a party to certain pending and threatened claims, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and environmental claims. Although the ultimate outcome of these claims cannot be ascertained at this time, it is reasonably possible that some portion of these claims could be resolved unfavorably to the Company. Management of the Company believes that any liability which may arise from these claims would likely not have a material adverse impact on our consolidated financial statements. SunCoke's threshold for disclosing material legal proceedings involving a government authority where potential monetary sanctions are involved is $1 million.
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
On February 1, 2013, SunCoke obtained commercial insurance for state and federal black lung claims, in excess of a deductible, for employees with a last date of employment after that date. For claims based on employment that ended prior to February 1, 2013, SunCoke was reauthorized by the U.S. Department of Labor’s Division of Coal Mine Workers Compensation (“DCMWC”) to self-insure its black lung liabilities for $8.4 million. On February 21, 2020, DCMWC made an initial security determination to increase the amount of SunCoke’s collateral requirement for self-insured claims to $40.4 million. The Company appealed the security determination to the DCMWC. On August 13, 2024, the Company and DCMWC agreed that the Company would make a lump sum payment of $36.0 million to satisfy its self-insured federal black lung liabilities, with limited exceptions estimated to be approximately $1.4 million. In exchange, the DCMWC agreed to permanently assume responsibility for payment of black lung benefits for claims based on employment that ended prior to February 1, 2013, and SunCoke received a certificate of exemption that eliminates the Company’s responsibility for future payments arising from claims based on employment that ended prior to February 1, 2013, excluding limited exceptions estimated to be approximately $1.4 million. This agreement resulted in a reduction of $45.5 million of the Company's black lung liability, and a one-time gain of $9.5 million within selling, general and administrative expenses on the Consolidated Statements of Operations during the year ended December 31, 2024. The Company no longer maintains any collateral to self-insure its former black lung liabilities incurred prior to February 1, 2013. The Company’s commercially insured federal and state black lung liabilities are not impacted by this agreement.
Additionally, on January 19, 2023, the Department of Labor proposed a new rule that would require self-insured operators to post collateral in the amount of 120 percent of the company's total expected lifetime black lung liabilities as determined by the DCMWC. This proposed new rule and any future rulings would not apply to SunCoke as a result of the regulatory exemption detailed above.

The following table summarizes discount rates utilized, active claims and total black lung liabilities:

	December 31,
	2025	2024
	(Dollars in millions)
Discount rate(1)	4.5%	4.5%
Active claims	48	57
Total black lung liability, discounted(2)	$12.6	$13.7
Total black lung liability, undiscounted	$23.4	$25.3
(1)The discount rate is determined based on a portfolio of high-quality corporate bonds with maturities that are consistent with the estimated duration of our black lung obligations. A decrease of 25 basis points in the discount rate would have increased black lung expense by $0.4 million in 2025.
(2)The current portion of the black lung liability was $0.9 million and $1.0 million at December 31, 2025 and 2024, respectively, and was included in accrued liabilities on the Consolidated Balance Sheets.
Expected payments for each of the five succeeding years and the aggregate amount thereafter as of December 31, 2025:

(Dollars in millions)
2026	$0.9
2027	0.8
2028	1.3
2029	1.0
2030	0.9
2031-Thereafter	18.5
Total	$23.4
The following table reconciles the expected aggregate undiscounted amount to amounts recognized in the Consolidated Balance Sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Black lung liability, undiscounted	$23.4	$25.3
Impact of discounting	(10.8)	(11.6)
Black lung liability, discounted	$12.6	$13.7
The following table summarizes the annual black lung payments and (benefit) expense:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Payments(1)	$1.0	$40.4	$5.4
(Benefit) expense(2)	$(0.1)	$(4.1)	$5.5
(1)Payments for the year ended December 31, 2024 represent $4.4 million of black lung benefit payments made by the Company and the $36.0 million payment made to the DCMWC related to the regulatory exemption detailed above.
(2)The benefit for the year ended December 31, 2024 includes $5.4 million of accretion expense of the black lung liability and a $9.5 million gain related to the regulatory exemption detailed above. The $9.5 million gain is included in selling, general and administrative expense on the Consolidated Statements of Operations.

14. Leases
The Company's operating leases consist primarily of leases for land, office space, equipment, railcars and locomotives. The Company's finance leases consist primarily of equipment. Certain of our long-term leases include one or more options to renew or to terminate, with renewal terms that can extend the lease term from one month to 50 years.
The components of lease expense were as follows:

	Years ended December 31,
	2025	2024
	(Dollars in millions)
Operating leases:
Cost of products sold and operating expenses	$2.4	$2.4
Selling, general and administrative expenses	0.5	0.5
Operating lease cost	$2.9	$2.9
Finance Leases:
Depreciation of Right of Use ("ROU") assets	$7.1	0.2
Interest on lease liabilities	0.3	—
Finance lease cost	$7.4	$0.2
Short-term leases:
Cost of products sold and operating expenses(1)(2)	9.6	5.5
Total lease expense	$19.9	$8.6
(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.
(2)Includes variable lease expenses, which are immaterial to the consolidated financial statements.
Supplemental balance sheet information related to leases are as follows:

		Years ended December 31,
	Financial Statement Classification	2025	2024
		(Dollars in millions)
Operating Leases:
Operating ROU assets	Deferred charges and other assets	$12.2	$11.5

Operating lease liabilities:
Current operating lease liabilities	Accrued liabilities	$2.8	$2.4
Noncurrent operating lease liabilities	Other deferred credits and liabilities	8.9	8.5
Total operating lease liabilities		$11.7	$10.9

Finance Leases:
Finance ROU Assets	Properties, plants and equipment	$10.6	$0.6

Finance lease liabilities:
Current finance lease liabilities	Accrued liabilities	$3.8	$0.3
Long-term finance lease liabilities	Long-term finance lease liability	2.6	0.2
Total finance lease liabilities		$6.4	$0.5

The weighted average remaining lease term and weighted average discount rate were as follows:

	Years ended December 31,
	2025	2024
Weighted average remaining lease term of operating leases	7.6	8.4
Weighted average discount rate of operating leases	5.3%	5.0%
Weighted average remaining lease term of finance leases	2.2	1.8
Weighted average discount rate of finance leases	5.6%	6.4%
Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2025	2024
	(Dollars in millions)
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2.9	$2.6
Cash paid for amounts included in the measurement of finance lease liabilities(1)	$10.3	$0.2
Non-cash activity:
ROU assets obtained in exchange for new operating lease liabilities	$0.4	$2.3
(1)The year ended December 31, 2025 includes $5.5 million of payments related to finance lease buyouts executed in the current year period.
Maturities of operating and finance lease liabilities as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)

2026	$3.2	4.0
2027	2.4	1.3
2028	2.3	1.0
2029	2.0	0.4
2030	0.6	0.1
2031-Thereafter	3.9	—
Total lease payments	14.4	6.8
Less: imputed interest	2.7	0.4
Total lease liabilities	$11.7	$6.4

15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in the balance of accumulated other comprehensive income (loss), net of tax, by component:

	Benefit Plans	Currency Translation Adjustments	Total
	(Dollars in millions)
At December 31, 2023	$(3.7)	$(9.1)	$(12.8)
Other comprehensive income before reclassifications / adjustments	0.2	(1.5)	(1.3)
Retirement benefit plans funded status adjustment	6.4	—	6.4
Net current period change in accumulated other comprehensive income (loss)	6.6	(1.5)	5.1
At December 31, 2024	$2.9	$(10.6)	$(7.7)
Other comprehensive income before reclassifications / adjustments	(0.3)	3.9	3.6
Retirement benefit plans funded status adjustment	(0.1)	—	(0.1)
Net current period change in accumulated other comprehensive income (loss)	(0.4)	3.9	3.5
At December 31, 2025	$2.5	$(6.7)	$(4.2)
The Company recorded tax benefit of $0.8 million and a tax expense of $0.9 million associated with the Company's benefit plans as of December 31, 2025 and 2024, respectively.
The decrease in net (loss) income due to reclassification adjustments from accumulated other comprehensive income (loss) were as follows(1):

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Amortization of benefit plans to net (loss) income:(2)
Actuarial loss	$(0.3)	$(0.4)	$(0.4)
Prior service benefit	0.7	0.1	0.2
Total before taxes	0.4	(0.3)	(0.2)
Income tax	(0.1)	0.1	0.1
Total, net of tax	$0.3	$(0.2)	$(0.1)
(1)Amounts in parentheses indicate an increase to net loss or a decrease to net income.
(2)These accumulated other comprehensive income (loss) components are included in the computation of postretirement benefit plan expense and included in interest expense, net on the Consolidated Statements of Operations. See Note 10.
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

Stock Options
Stock options granted by the Company vest in three equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. There were no stock options granted by the Company during the years ended December 31, 2025, 2024 and 2023.
The following table summarizes information with respect to common stock option awards outstanding as of December 31, 2025 and stock option activity during the fiscal year then ended:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (Dollars in millions)
Outstanding and Exercisable December 31, 2024	592,786	$14.45	1.1	$0.2
Expired	(448,887)	15.96
Outstanding and Exercisable December 31, 2025	143,899	$9.73	2.4	$—
Intrinsic value for stock options is defined as the difference between the current market value of our common stock and the exercise price of the stock options. Total intrinsic value of stock options exercised in 2025, 2024 and 2023 was zero, $0.5 million, and $0.1 million, respectively.
Restricted Stock Units Settled in Shares
The Company issues restricted stock units (“RSUs”) to be settled in shares of the Company's common stock to certain employees and members of the Board of Directors. The Company granted the following RSUs during the years ended December 31, 2025, 2024 and 2023:

	Number of RSUs	Weighted Average Grant-Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2025 grants	$364,753	8.79	$3.2
2024 grants	$268,565	10.86	$2.9
2023 grants	$352,646	8.97	$3.2
The RSUs granted to employees vest and become payable in three annual installments beginning one year from the date of grant. RSUs granted to the Company's Board of Directors vest upon grant, but are issued upon termination of board service.
The following table summarizes information with respect to RSUs outstanding as of December 31, 2025 and RSU activity during the fiscal year then ended:

	Number of RSUs	Weighted Average Grant- Date Fair Value per Unit
Nonvested at December 31, 2024	663,173	$9.40
Granted	364,753	$8.79
Vested	(268,882)	$9.06
Nonvested at December 31, 2025	759,044	$9.23
Total grant date fair value of RSUs vested was $2.4 million, $2.5 million and $2.1 million during 2025, 2024 and 2023, respectively.
Performance Share Units
The Company grants performance share units (“PSUs”), which represent the right to receive shares of the Company's common stock, contingent upon the attainment of Company performance and market goals and continued employment.

The Company granted the following PSUs during the years ended December 31, 2025, 2024 and 2023:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit	Grant Date Fair Value
			(Dollars in millions)
2025 grant(1)	112,856	$9.22	$1.0
2024 grant(1)	162,510	$10.96	$1.8
2023 grant(1)	147,232	$9.84	$1.4
(1)The service period for the 2025, 2024, and 2023 PSUs ends on December 31, 2027, 2026 and 2025, and the awards will vest during the first quarter of 2028, 2027 and 2026, respectively. The service period for certain retirement eligible participants is accelerated.
The PSU grants were split 50/50 between the Company's three-year cumulative Adjusted EBITDA performance measure and the Company's three-year average pre-tax return on capital (“ROIC”) performance measure for its coke and industrial services businesses and unallocated corporate expenses. The number of PSUs ultimately awarded will be determined by the Adjusted EBITDA and ROIC performance versus targets and the Company's three-year total shareholder return (“TSR”) as compared to the TSR of the companies making up the NASDAQ U.S. Benchmark Iron & Steel Index (“TSR Modifier”). The TSR Modifier can impact the payout (between 80 percent and 120 percent of the 2025, 2024 and 2023 awards) of the Company's final performance measure results. The 2025, 2024 and 2023 awards may vest between 25 percent and 240 percent of the original units granted. The fair value of the PSUs granted is based on the closing price of our common stock on the date of grant as well as a Monte Carlo simulation for the valuation of the TSR Modifier.
The following table summarizes information with respect to unearned PSUs outstanding as of December 31, 2025 and PSU activity during the fiscal year then ended:

	Number of PSUs	Weighted Average Grant Date Fair Value per Unit
Nonvested at December 31, 2024	464,602	$9.94
Granted	112,856	$9.22
Performance adjustments	202,249	$8.40
Vested	(357,109)	$8.40
Nonvested at December 31, 2025	422,598	$10.32
Liability Classified Awards
Restricted Stock Units Settled in Cash
During the years ended December 31, 2025, 2024 and 2023, the Company issued 168,933, 165,384 and 216,547 restricted stock units to be settled in cash (“Cash RSUs”), respectively, which vest in three annual installments beginning one year from the grant date. The weighted average grant date fair value of the Cash RSUs granted during the years ended December 31, 2025, 2024 and 2023, was $9.11, $10.96 and $9.24, respectively, and was based on the closing price of our common stock on the day of grant. The Cash RSU liability at December 31, 2025 was adjusted based on the closing price of our common stock on December 31, 2025 of $7.20 per share. The Cash RSU liability was $1.5 million and $2.6 million at December 31, 2025 and 2024, respectively.
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
The Company issued a grant date fair value award of $1.9 million, $2.6 million and $2.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, for which the service periods end on December 31, 2027, 2026 and 2025, respectively, and the awards will vests during the first quarter of 2028, 2027 and 2026, respectively. The service period for certain retiree eligible participants is accelerated. The 2025, 2024 and 2023 awards are split 50/50 between the Adjusted EBITDA and ROIC metrics, consistent with the PSU awards, but is not impacted by the TSR modifier. The 2025, 2024 and 2023 awards may vest between 25 percent and 200 percent of the original units granted.
The cash incentive award liability at December 31, 2025 was adjusted based on the Company's three-year cumulative Adjusted EBITDA and the Company's three-year adjusted average pre-tax return on capital for its coke and industrial services businesses and unallocated corporate expenses. The cash incentive award liability was $3.3 million and $6.8 million at December 31, 2025 and 2024, respectively.

Summary of Share-Based Compensation Expense
Below is a summary of the compensation expense, unrecognized compensation costs, the period for which the unrecognized compensation cost is expected to be recognized over for each award:

	Years Ended December 31,
	2025	2024	2023	2025	2024	2023	December 31, 2025
	Compensation Expense(1)			Net of tax			Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
	(Dollars in millions)						(Dollars in millions)	(Years)
Equity Awards:
RSUs	$2.3	$2.5	$2.9	$1.7	$1.9	$2.3	$2.1	1.7
PSUs	—	1.4	1.9	—	1.1	1.4	$0.7	1.9
Total equity awards	$2.3	$3.9	$4.8	$1.7	$3.0	$3.7
Liability Awards:
Cash RSUs	$0.7	$1.9	$2.6	$0.5	$1.4	$2.0	$0.7	1.7
Cash incentive award	0.3	2.1	2.7	0.2	1.6	2.0	$1.3	1.7
Total liability awards	$1.0	$4.0	$5.3	$0.7	$3.0	$4.0
(1)Compensation expense is recognized by the Company in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company issued $0.1 million, $0.1 million, and $0.3 million of share-based compensation to the Company's Board of Directors in addition to RSUs included in the table above during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share to those used to compute diluted EPS:

	Years Ended December 31,
	2025	2024	2023
	(Shares in millions)
Weighted-average number of common shares outstanding-basic	85.5	85.1	84.7
Add: effect of dilutive share-based compensation awards	—	0.2	0.2
Weighted-average number of shares-diluted	85.5	85.3	84.9

The following table shows stock options, restricted stock units, and performance stock units that are excluded from the computation of diluted earnings per share as the shares would have been anti-dilutive:

	Years Ended December 31,
	2025	2024	2023
	(Shares in millions)
Stock options	0.4	0.6	1.2
Restricted share units	0.1	—	—
Performance share units	0.1	0.1	—
Total	0.6	0.7	1.2
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company’s cash and cash equivalents were measured at fair value at December 31, 2025 and December 31, 2024 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2025 and 2024, the fair value of the Company’s long-term debt was estimated to be $656.7 million and $454.9 million, respectively, compared to a carrying amount of $693.0 million and $500.0 million, respectively. These fair values were estimated by management based upon estimates of debt pricing provided by financial institutions which are considered Level 2 inputs.
19. Revenue from Contracts with Customers
Cokemaking
Our blast furnace coke sales are largely made pursuant to long-term, take-or-pay agreements. These agreements require us to produce and deliver the contracted volumes of coke and require our customers to purchase such volumes of coke up to a specified tonnage or pay the contract price for any tonnage they elect not to take. As of December 31, 2025, our coke sales agreements have approximately 18.5 million tons of unsatisfied or partially unsatisfied performance obligations which are expected to be delivered over a weighted average remaining contract term of approximately eight years.
Sales prices for coke sold under our long-term, take-or-pay agreements include an operating cost component, a coal cost component and a return of capital component. Operating costs under four of our coke sales agreements were fixed subject to an annual adjustment based on an inflation index. Under our other coke sales agreements, operating costs were passed through to the respective customers subject to an annually negotiated budget, in some cases subject to a cap annually adjusted for inflation, and we share any difference in costs from the budgeted amounts with our customers. Some of our coke sales agreements contain pass-through provisions for coal and coal procurement costs, subject to meeting contractual coal-to-coke yields. To the extent that the actual coal-to-coke yields are less than the contractual standard, we are responsible for the cost of the excess coal used in the cokemaking process. Conversely, to the extent our actual coal-to-coke yields are higher than the contractual standard, we realize gains. The reimbursement of pass-through operating and coal costs from these coke sales agreements are considered to be variable consideration components included in the cokemaking sales price. The return of capital component for each ton of coke sold to the customer is determined at the time the coke sales agreement is signed and is effective for the term of each sales agreement. This component of our coke sales prices is intended to provide an adequate return on invested capital and may differ based on investment levels and other considerations. The actual return on invested capital at any facility is also impacted by favorable or unfavorable performance on pass-through cost items. Revenues are recognized when performance obligations to our customers are satisfied in an amount that reflects the consideration that we expect to receive in exchange for the coke.
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
Industrial Services
A portion of our industrial services business consists of providing on-site scrap and slag handling and processing services for steel manufacturing customers. The transaction price for these contracts include fixed fees as well as other volume based variable charges which are correlated to customer production. Given the long-term nature of these arrangements, most contracts permit periodic adjustment based on changes in macroeconomic indicators. These service agreements consist primarily of one performance obligation, providing handling and processing services. Service revenues are recognized over time as the customer simultaneously receives the benefits provided by the Company's performance. The Company applies the “as invoiced” practical expedient as the amount of consideration the Company has the right to invoice corresponds directly with the value of the Company's performance to date.
Additionally, handling and/or mixing services are provided to steel, coke (including some of our domestic cokemaking facilities), electric utility, coal producing and other manufacturing-based customers. Materials are transported in numerous ways, including rail, truck, barge or ship. We do not take ownership of materials handled, but rather act as intermediaries between our customers and end users, deriving our revenues from services provided on a per ton basis. The handling and mixing services generally consist primarily of two performance obligations, unloading and loading of materials. Revenues are recognized when the customer receives the benefits of the services provided, in an amount that reflects the consideration that we will receive in exchange for those services.
The following table provides estimated fixed fee and take-or-pay revenue from all of our multi-year industrial services contracts is expected to be recognized over the next eleven years for unsatisfied or partially unsatisfied performance obligations as of December 31, 2025.

(Dollars in millions)

2026-2028	$350.4
2029-2031	152.4
2032-thereafter	84.3
Total estimated fixed fee and take-or-pay revenue	$587.1
Energy
Our cokemaking ovens utilize efficient, modern heat recovery technology designed to combust the coal’s volatile components liberated during the cokemaking process and use the resulting heat to create steam or electricity for sale. Our Middletown facility and the second phase of our Haverhill facility, or Haverhill II, have cogeneration plants that generate electricity which is either sold into the regional power market or to customers pursuant to energy sales agreements. Our Granite City facility and the first phase of our Haverhill facility, or Haverhill I, have steam generation facilities which produce steam for sale to customers pursuant to steam supply and purchase agreements. The energy provided under these arrangements results in transfer of control over time. Revenues are recognized over time as energy is delivered to our customers, in an amount based on the terms of each arrangement. Energy generated at our remaining facilities is either used internally or provided, at minimal cost, to energy suppliers.
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
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Years Ended December 31,
	2025	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$1,559.6	$1,766.5	$1,898.5
Energy	49.6	47.9	47.3
Industrial Services(1)	185.7	81.3	73.1
Operating and licensing fees	35.7	35.1	35.2
Other	6.7	4.6	9.1
Sales and other operating revenue	$1,837.3	$1,935.4	$2,063.2
(1)The increase in 2025 reflects the inclusion of five months of Phoenix Global results.
See Note 4 Customer Concentrations for further detail on operating revenue.
The following tables provide disaggregated sales and other operating revenue by domestic and international:

	Years Ended December 31,
	2025	2024	2023

	(Dollars in millions)
Sales and other operating revenue:
Domestic	$1,769.4	$1,900.3	$2,028.0
International	67.9	35.1	35.2
Sales and other operating revenue	$1,837.3	$1,935.4	$2,063.2
20. Business Segment Information
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company has concluded the Phoenix Global operating segment will be included in a reportable segment, Industrial Services, with the Logistics operating segment. The decision to aggregate results from the similarities between the two businesses including, providing material handling services to industrial manufacturing customers under long-term contracts or annual purchase orders, similar economic characteristics, similar equipment and labor force as well as similar types and often overlapping customers. Additionally, the Company historically elected to present the Brazil cokemaking operations as a separate reportable segment without it meeting the quantitative thresholds requiring separate segment reporting. The Company reassessed this election and will no longer present the Brazil cokemaking operations as a separate reportable segment. Based on the materiality of the Brazil cokemaking operations, Brazil Coke is included in “Corporate and Other.” Following these changes, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recast all segment information for all prior periods presented herein to reflect this change.
The Domestic Coke segment includes the Jewell, Indiana Harbor, Haverhill, Granite City and Middletown cokemaking facilities. Each of these facilities produces coke, and all facilities except Jewell recover waste heat which is converted to steam or electricity.

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

	Year Ended December 31, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,613.8	$187.8	$1,801.6
Intersegment revenues	—	21.9	21.9
Net revenues	1,613.8	209.7	1,823.5

Reconciliation of revenue
Corporate and Other			35.7
Elimination of intersegment revenues			(21.9)
Total consolidated revenues			1,837.3

Less:(1)
Operating and maintenance expense	291.8	134.9
Cost of products sold and other expenses(2)	1,124.9	—
Selling, general and administrative expenses	27.1	12.5
Adjusted EBITDA reportable segments	170.0	62.3	232.3
Depreciation and amortization expense			153.6
Interest expense, net(3)			28.4
Long-lived asset impairment(4)			90.3
Loss on derivative forward contracts			0.7
Restructuring costs(5)			4.4
Site closure costs(6)			3.9
Other corporate expenses(7)			23.8
(Loss) income before income tax expense			$(72.8)

(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.

(3)Interest expense, net of $28.4 million reflects (i) consolidated interest expense of $32.9 million and (ii) consolidated interest income of $4.5 million.
(4)Primarily reflects the long-lived asset impairment charge associated with our Haverhill I cokemaking facility asset group within the Domestic Coke reportable segment. See Note 7 to our consolidated financial statements for further detail.
(5)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global within the Industrial Services reportable segment.
(6)Primarily reflects costs incurred associated with closing certain Phoenix Global operating sites within the Industrial Services reportable segment.
(7)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

	Year Ended December 31, 2024
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,817.3	$83.0	$1,900.3
Intersegment revenues	—	22.9	22.9
Net revenues	1,817.3	105.9	1,923.2

Reconciliation of revenue
Corporate and Other			35.1
Elimination of intersegment revenues			(22.9)
Total consolidated revenues			1,935.4

Less:(1)
Operating and maintenance expense	306.4	53.8
Cost of products sold and other expenses(2)	1,244.2	—
Selling, general and administrative expenses	32.0	1.7
Adjusted EBITDA reportable segments	234.7	50.4	285.1
Depreciation and amortization expense			118.9
Interest expense, net(3)			23.4
Other corporate expenses(4)			14.3
Income before income tax expense			$128.5
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

	Year Ended December 31, 2023
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,954.0	$74.0	$2,028.0
Intersegment revenues	—	22.1	22.1
Net revenues	1,954.0	96.1	2,050.1

Reconciliation of revenue
Corporate and Other			35.2
Elimination of intersegment revenues			(22.1)
Total consolidated revenues			2,063.2

Less:(1)
Operating and maintenance expense	305.1	50.3
Cost of products sold and other expenses(2)	1,368.6	—
Selling, general and administrative expenses	32.5	1.5
Adjusted EBITDA reportable segments	247.8	44.3	292.1
Depreciation and amortization expense			142.8
Interest expense, net(3)			27.3
Other corporate expenses(4)			24.2
Income before income tax expense			$97.8
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

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$105.5	$105.2	$129.4
Industrial Services	45.8	12.6	12.8
Total reportable segments	$151.3	$117.8	$142.2
Corporate and Other	2.3	1.1	0.6
Total depreciation and amortization expense	$153.6	$118.9	$142.8

Capital expenditures:
Domestic Coke	$26.4	$64.2	$103.2
Industrial Services	39.8	8.0	5.1
Total reportable segments	$66.2	$72.2	$108.3
Corporate and Other	0.6	0.7	0.9
Total capital expenditures	$66.8	$72.9	$109.2
The following table sets forth the Company’s segment assets:

	December 31,
	2025	2024
	(Dollars in millions)
Segment assets:
Domestic Coke	$1,174.5	$1,351.1
Industrial Services	544.3	158.2
Total reportable segments	$1,718.8	$1,509.3
Corporate and Other	71.1	158.9
Total assets	$1,789.9	$1,668.2
The following table sets forth the Company's assets disaggregated by domestic and international:

	December 31,
	2025	2024
	(Dollars in millions)
Assets:
Domestic	$1,650.9	$1,658.0
International	139.0	10.2
Total assets	$1,789.9	$1,668.2

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2025, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations, except for Flame Aggregator, LLC (“Phoenix Global”), for which we completed the acquisition on August 1, 2025. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The acquired business represented approximately 21 percent (of which 4 percent represented intangible assets and goodwill included within the scope of the Company's assessment) of our total assets and approximately 7 percent of our total revenues as of and for the year ended December 31, 2025.
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

Except as described above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”), which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
Item 11.Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.
Item 14.Principal Accountant Fees and Services
Our independent registered accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.
The other information required to be disclosed by this item is incorporated herein by reference to our 2026 Proxy Statement, which we expect to file with the SEC within 120 days of the end of our fiscal year ended December 31, 2025.

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

2.1
Agreement and Plan of Merger dated as of February 4, 2019 by and among SunCoke Energy, Inc., SC Energy Acquisition LLC, SunCoke Energy Partners, L.P., and SunCoke Energy Partners GP LLC. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on February 5, 2019, File No. 001-35243)

2.2+
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

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated July 25, 2025, by and among SunCoke Energy, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. (incorporated by reference herein to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025, File No. 001-35243)

10.2^
SunCoke Energy, Inc. Annual Incentive Plan, amended and restated as of December 8, 2021 (incorporated by reference herein to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.3^
SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan, effective May 12, 2022 (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 2, 2022, File No. 001-35243)

10.3.1^
Form of Stock Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.2^
Form of Cash Settled Restricted Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.3^
Form of Performance Share Unit Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.3.4^
Form of Long-Term Cash Incentive Award Agreement under the SunCoke Energy, Inc. Omnibus Long-Term Incentive Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023, File No. 001-35243)

10.4^
SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, amended and restated effective as of February 14, 2018 (incorporated by reference herein to Exhibit 10.5 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.4.1^
Form of Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.4.2^
Amendment to Stock Option Agreements under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan, entered into as of July 18, 2013, applicable to all Stock Option Awards outstanding as of July 18, 2012 (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 001-35243)

10.4.3^
Form of Performance Stock Option Agreement under the SunCoke Energy, Inc. Long-Term Performance Enhancement Plan by and between SunCoke Energy, Inc. and employees of SunCoke Energy, Inc. or one of its Affiliates (incorporated by reference herein to Exhibit 10.5.3 to the Company's Annual Report on Form 10-K, filed on February 16, 2017, File No. 001-35243)

10.5^
SunCoke Energy, Inc. Long-Term Cash Incentive Plan (effective as of January 1, 2016) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6^	SunCoke Energy, Inc. Savings Restoration Plan effective January 1, 2012 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on December 9, 2011, File No. 001-35243)

10.6.1^
Amendment Number One to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2012 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 2, 2012, File No. 001-35243)

10.6.2^
Second Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of June 1, 2015 (incorporated by reference herein to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.3^
Third Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2016 (incorporated by reference herein to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on April 27, 2016, File No. 001-35243)

10.6.4^
Fourth Amendment to the SunCoke Energy, Inc. Savings Restoration Plan, effective as of January 1, 2017 incorporated by reference herein to Exhibit 10.7.4 to the Company's Annual Report on Form 10-K, filed February 25, 2021. File No. 001-35243)

10.7^
SunCoke Energy, Inc. Special Executive Severance Plan, amended and restated effective as of December 8, 2021 (incorporated by reference herein to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.8^
SunCoke Energy, Inc. Executive Involuntary Severance Plan, amended and restated effective as of December 8, 2021 (incorporated by reference herein to Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.9^
SunCoke Energy, Inc. Amended and Restated Directors’ Deferred Compensation Plan, effective as of February 23, 2022 (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed on February 24, 2022, File No. 001-35243)

10.10^
Form of Indemnification Agreement, individually entered into between SunCoke Energy, Inc. and each director of the Company (incorporated by reference herein to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 2, 2011, File No. 001-35243)

10.11†
Amended and Restated Coke Supply Agreement, dated as of October 28, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.18 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.11.1†
Amendment No. 1 to Amended and Restated Coke Supply Agreement, dated as of December 5, 2003, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.19 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.2†
Letter Agreement, dated as of May 7, 2008, between ArcelorMittal USA Inc., Haverhill North Coke Company, Jewell Coke Company, L.P. and ISG Sparrows Point LLC, serving as (1) Amendment No. 2 to the Amended and Restated Coke Supply Agreement, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) and (2) Amendment No. 2 to the Coke Purchase Agreement, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.20 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.3†
Amendment No. 3 to Amended and Restated Coke Supply Agreement, dated as of January 26, 2011, by and between Jewell Coke Company, L.P., ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.21 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.11.4†
Amendment No. 7 to Coke Supply Agreement, dated July 30, 2020, by and among Jewell Coke Company, L.P., ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.12†
Coke Purchase Agreement, dated as of October 28, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.22 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed on July 6, 2011, File No. 333-173022)

10.12.1†
Amendment No. 1 to Coke Purchase Agreement, dated as of December 5, 2003, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.23 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.2†
Amendment No. 3 to Coke Purchase Agreement, dated as of May 8, 2008, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.25 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.3†
Amendment No. 4 to Coke Purchase Agreement, dated as of January 26, 2011, by and between Haverhill North Coke Company, ArcelorMittal Cleveland Inc. (f/k/a ISG Cleveland Inc.) and ArcelorMittal Indiana Harbor (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.26 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.12.4
Amendment No. 8 to Coke Purchase Agreement, dated July 30, 2020, by and among Haverhill Coke Company (f/k/a Haverhill North Coke Company), ArcelorMittal Cleveland LLC (f/k/a ArcelorMittal Cleveland Inc.) and ArcelorMittal USA LLC (f/k/a ISG Indiana Harbor Inc.) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.13†
Coke Purchase Agreement, dated as of August 31, 2009, by and between Haverhill North Coke Company and AK Steel Corporation (incorporated by reference herein to Exhibit 10.27 to the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed on July 18, 2011, File No. 333-173022)

10.13.1†
Second Amendment to Coke Purchase Agreement, dated July 7, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 3, 2020, File No. 001-35243)

10.13.2
Third Amendment to Coke Purchase Agreement, dated October 8, 2020, between AK Steel Corporation and Haverhill Coke Company LLC (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed on November 6, 2020, File No. 001-35243)

10.13.3
Amended and Restated Coke Purchase Agreement by and between Haverhill Coke Company LLC and Cleveland-Cliffs Steel LLC (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 18, 2025, File No. 001-35243)

10.14†
Amended and Restated Coke Purchase Agreement, dated as of February 19, 1998, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.1†
Amendment No. 1 to Amended and Restated Coke Purchase Agreement, dated as of November 22, 2000, by and between Indiana Harbor Coke Company, L.P., a subsidiary of the Company, and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.29 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.14.2†
Amendment No. 2 to Amended and Restated Coke Purchase Agreement, dated as of March 31, 2001, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.3†
Supplement to Amended and Restated Coke Purchase Agreement, dated as of February 3, 2011, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (f/k/a Inland Steel Company) (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.4†
Extension Agreement, dated as of September 5, 2013, by and between Indiana Harbor Coke Company, L.P. and ArcelorMittal USA Inc. (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed on October 30, 2013, File No. 001-35243)

10.14.5†
Supplement to the ArcelorMittal USA LLC and Indiana Harbor Coke Company, L.P. Coke Purchase Agreement Term Sheet and the ArcelorMittal Cleveland LLC, ArcelorMital Indiana Harbor LLC and Jewell Coke Company, L.P. Coke Supply Agreement, dated as of September 10, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed on October 28, 2014, File No. 001-35243)

10.15†
Coke Sale and Feed Water Processing Agreement, dated as of February 28, 2008, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.32 to the Company’s Amendment No. 7 to Registration Statement on Form S-1 filed on July 20, 2011, File No. 333-173022)

10.15.1†
Amendment No. 1 to Coke Sale and Feed Water Processing Agreement, dated as of November 1, 2010, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.33 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

10.15.2
Amendment No. 2 to Coke Sale and Feed Water Processing Agreement, dated as of July 6, 2011, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 24, 2015, File No. 001-35243)

10.15.3†
Amendment No. 3 to Coke Sale and Feed Water Processing Agreement, dated as of January 12, 2015, by and among Gateway Energy & Coke Company, LLC, Gateway Cogeneration Company LLC and U.S. Steel Corporation (incorporated by reference to Exhibit 10.23.3 to the Company's Annual Report on Form 10-K filed on February 24, 2015, File No. 001-35243)

10.15.4†
Amendment No. 4 to Coke Sale and Feed Water Processing Agreement, dated as of October 18, 2024, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2024, File No. 001-35243)

10.15.5*	Amendment No. 5 to Coke Sale and Feed Water Processing Agreement, dated as of January 14, 2026, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation

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

19.1	SunCoke Energy, Inc. Insider Trading Policy (incorporated by reference herein to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on February 21, 2025, File No. 001-35243)

21.1	Subsidiaries of the Registrant

22.1	List of Issuers and Guarantor Subsidiaries

23.1	Consent of KPMG LLP

31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

95.1*	Mine Safety Disclosure

97.1	Incentive Compensation Recoupment Policy (incorporated by reference herein to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 21, 2025, File No. 001-35243)

101*
The following financial statements from SunCoke Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 20, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104*
The cover page from SunCoke Energy, Inc's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

SUNCOKE ENERGY, INC.

By:	/s/ Mark W. Marinko
Mark W. Marinko Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

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