Form 10-Q
period 2026-03-31
SunCoke Energy, Inc.
filed 2026-04-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 24, 2026, there were 84,853,198 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:
•actual or potential impacts of international conflicts and humanitarian crises on global commodity prices, trade disputes, inflationary pressures, and state sponsored cyber activity;
•the effect of inflation on wages and operating expenses;
•the effect of restrictive trade regulations, including tariffs, on us or our major customers, business partners and/or suppliers, including changes in tariff rates and scope, retaliatory tariffs imposed by foreign governments, and the potential effects of such measures on steel demand, pricing, and the competitiveness of our customers;
•volatility and cyclical downturns in the steel industry and in other industries in which our customers and/or suppliers operate;
•changes in the marketplace that may affect our cokemaking business, including the supply and demand for our coke products, as well as increased imports of coke from foreign producers;
•volatility, cyclical downturns and other changes in the business climate and market for coal, affecting customers or potential customers for our industrial services business;
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
•age of, and changes in the reliability, efficiency and capacity of the various equipment and operating facilities used in our cokemaking operations, and in the operations of our subsidiaries' major customers, business partners and/or suppliers;
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

•our ability to identify acquisitions, execute them under favorable terms, and integrate them into our existing business operations including the integration of our acquisition of Flame Aggregator, LLC;
•our ability to realize expected benefits from investments and acquisitions;
•our ability to enter into joint ventures and other similar arrangements under favorable terms;
•our ability to consummate asset sales, other divestitures and strategic restructuring in a timely manner upon favorable terms, and/or realize the anticipated benefits from such actions;
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$455.1	$436.0
Costs and operating expenses
Cost of products sold and operating expenses	375.5	362.3
Selling, general and administrative expenses	30.3	14.7
Depreciation and amortization expense	44.9	28.8
Total costs and operating expenses	450.7	405.8
Operating income	4.4	30.2
Interest expense, net	8.7	5.2
(Loss) income before income tax (benefit) expense	(4.3)	25.0
Income tax (benefit) expense	(0.9)	5.6
Net (loss) income	(3.4)	19.4
Less: Net income attributable to noncontrolling interests	1.0	2.1
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.4)	$17.3
(Loss) earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$(0.05)	$0.20
Diluted	$(0.05)	$0.20
Weighted average number of common shares outstanding:
Basic	85.6	85.5
Diluted	85.6	85.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Net (loss) income	$(3.4)	$19.4
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	(0.1)	(0.1)
Currency translation adjustment	(0.3)	0.3
Other	(0.1)	—
Comprehensive (loss) income	(3.9)	19.6
Less: Comprehensive income attributable to noncontrolling interests	1.0	2.1
Comprehensive (loss) income attributable to SunCoke Energy, Inc.	$(4.9)	$17.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$104.4	$88.7
Receivables (net of allowances of $0.7 million and $11.1 million at March 31, 2026 and December 31, 2025, respectively)	115.2	111.5
Inventories	184.5	219.9
Income tax receivable	17.5	24.1
Other current assets	25.0	18.8
Total current assets	446.6	463.0
Properties, plants and equipment (net of accumulated depreciation of $1,535.5 million and $1,497.4 million at March 31, 2026 and December 31, 2025, respectively)	1,167.8	1,202.7
Goodwill	53.5	55.6
Intangible assets, net	43.2	44.0
Deferred charges and other assets	23.4	24.6
Total assets	$1,734.5	$1,789.9
Liabilities and Equity
Accounts payable	$140.7	$157.3
Accrued liabilities	53.5	60.8
Interest payable	6.1	1.4
Total current liabilities	200.3	219.5
Long-term debt	659.9	685.5
Accrual for black lung benefits	11.9	11.7
Retirement benefit liabilities	7.1	7.3
Deferred income taxes	196.9	190.3
Asset retirement obligations	18.5	18.1
Long-term financing lease liability	2.5	2.6
Other deferred credits and liabilities	27.4	28.8
Total liabilities	1,124.5	1,163.8
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,257,680 and 100,069,991 shares at March 31, 2026 and December 31, 2025, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both March 31, 2026 and December 31, 2025	(184.0)	(184.0)
Additional paid-in capital	731.8	732.2
Accumulated other comprehensive loss	(4.7)	(4.2)
Retained earnings	37.6	52.3
Total SunCoke Energy, Inc. stockholders’ equity	581.7	597.3
Noncontrolling interest	28.3	28.8
Total equity	610.0	626.1
Total liabilities and equity	$1,734.5	$1,789.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Cash Flows from Operating Activities
Net (loss) income	$(3.4)	$19.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	44.9	28.8
Deferred income tax expense (benefit)	7.4	(2.2)
Share-based compensation expense	0.7	0.4
Changes in working capital pertaining to operating activities:
Receivables, net	(2.9)	15.9
Inventories	34.3	(28.9)
Accounts payable	(9.8)	(3.3)
Accrued liabilities	(3.5)	(11.8)
Interest payable	4.7	6.1
Income taxes	7.1	10.9
Other operating activities	(6.8)	(9.5)
Net cash provided by operating activities	72.7	25.8
Cash Flows from Investing Activities
Capital expenditures	(17.0)	(4.9)
Acquisition of Phoenix Global, net of cash acquired	1.8	—
Other investing activities	(0.5)	0.3
Net cash used in investing activities	(15.7)	(4.6)
Cash Flows from Financing Activities
Proceeds from revolving facility	88.0	—
Repayment of revolving facility	(114.0)	—
Dividends paid	(10.7)	(10.9)
Cash distribution to noncontrolling interests	(1.5)	(3.0)
Repayment of finance lease liabilities	(2.0)	(0.2)
Other financing activities	(1.1)	(3.0)
Net cash used in financing activities	(41.3)	(17.1)
Net increase in cash and cash equivalents	15.7	4.1
Cash and cash equivalents at beginning of period	88.7	189.6
Cash and cash equivalents at end of period	$104.4	$193.7
Supplemental Disclosure of Cash Flow Information
Interest paid	$4.5	$—
Income taxes paid, net of refunds of $16.3 million and $3.8 million, respectively	$(14.9)	$(3.2)
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2026
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$732.2	$(4.2)	$52.3	$597.3	$28.8	$626.1
Net (loss) income	—	—	—	—	—	—	(4.4)	(4.4)	1.0	(3.4)
Other comprehensive income, net of tax	—	—	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Share-based compensation	—	—	—	—	0.7	—	—	0.7	—	0.7
Share issuances, net of shares withheld for taxes	187,689	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends	—	—	—	—	—	—	(10.3)	(10.3)	—	(10.3)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1.5)	(1.5)
At March 31, 2026	100,257,680	$1.0	15,404,482	$(184.0)	$731.8	$(4.7)	$37.6	$581.7	$28.3	$610.0
SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended March 31, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
Net income	—	—	—	—	—	—	17.3	17.3	2.1	19.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	0.4	—	—	0.4	—	0.4
Share issuances, net of shares withheld for taxes	299,159	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(10.5)	(10.5)	—	(10.5)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(3.0)	(3.0)
At March 31, 2025	100,055,579	$1.0	15,404,482	$(184.0)	$730.2	$(7.5)	$144.9	$684.6	$29.9	$714.5
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Update to Significant Accounting Policies
Except for the following, there have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Goodwill
Goodwill results from the excess of purchase price over the net assets of businesses acquired. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As part of the annual test, the Company may perform a qualitative, rather than quantitative, assessment to determine whether the fair values of its reporting units are "more likely than not" to exceed their carrying values. In performing this qualitative analysis, the Company considers various factors, including the effect of market or industry changes and the reporting units' actual results compared to projected results. If the fair value of a reporting unit does not meet the "more likely than not" criteria discussed above, the Company performs a quantitative assessment, which begins by measuring the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded equal to the carrying value of the reporting unit less its fair value, not to exceed the carrying value of goodwill. If a quantitative assessment is determined to be required, the Company calculates the fair value of its reporting units considering both the income approach and the market approach. The Company did not record any goodwill impairments in 2026 and 2025.
Acquisition of Flame Aggregator, LLC
On August 1, 2025, pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) announced on May 28, 2025, we completed the acquisition of Flame Aggregator, LLC (“Phoenix Global”), a privately held provider of mission-critical mill services to major steel producing companies, for purchase consideration of $294.0 million. The Company funded the transaction with cash on-hand and borrowings on our revolving credit facility, due 2030 (“Revolving Facility”). See Note 2 – Acquisitions for further detail.
Update to Reportable Segments
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recast all segment information for all prior periods presented herein to reflect this change. See Note 11 – Business Segment Information for further detail.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient.

The Company adopted this standard during the first quarter of 2026 and the impact to the consolidated financial statements was not material.
Accounting Pronouncements Not Yet Adopted
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
2. Acquisitions
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
Subsequent to the preliminary acquisition purchase consideration disclosed as of December 31, 2025, the Company received $1.8 million during the first quarter of 2026 primarily related to the settlement of final working capital. The acquisition purchase consideration, in accordance with ASC 805, totaled $294.0 million in net cash payments.
The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of Phoenix Global. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. The final allocation could differ from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets acquired and liabilities assumed in the transaction. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date. Subsequent to the preliminary purchase price allocation disclosed as of December 31, 2025, the Company recorded measurement period adjustments primarily related to refinements to the preliminary valuation of property, plants, and equipment and working capital. Property, plants, and equipment decreased by approximately $3.5 million and accrued liabilities decreased by approximately $2.2 million.

The following table sets forth the components and the allocation of the purchase price and summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Fair Value	(Dollars in millions)
Purchase consideration	$294.0
Cash and cash equivalents	24.3
Accounts receivable	44.9
Inventories	10.6
Other current assets	15.0
Property, plants, and equipment	204.4
Right-of-use assets	29.2
Intangible assets	20.2
Accounts payable	(21.5)
Accrued liabilities	(28.4)
Short-term financing lease liability	(11.0)
Short-term operating lease liability	(0.9)
Long-term financing lease liability	(5.8)
Long-term operating lease liability	(2.2)
Deferred income taxes	(15.1)
Other deferred credits and liabilities	(19.8)
Net identifiable assets acquired	$243.9
Goodwill	$50.1
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
Acquisition-related costs
Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities and due diligence. The Company incurred acquisition-related costs of $0.2 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
Supplemental pro forma financial information
The unaudited pro forma financial information included in the table below represents a summary of the consolidated results of operations for the three months ended March 31, 2025, assuming the acquisition had been completed as of January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments.
For the three months ended March 31, 2025, there are adjustments related to the elimination of debt and associated interest expense of $3.3 million at Phoenix Global, interest expense of $3.2 million for borrowings under the Company’s

Revolving Facility to finance the transaction, and reduced expenses from the remeasurement of assets and liabilities upon acquisition of $0.1 million. The income tax effects from the adjustments were offsetting at $0.7 million.

Three Months Ended March 31, 2025

(Dollars in millions)
Total revenue	$502.2
Net income	$7.9
3. Inventories
The components of inventories, net of lower of cost or net realizable value adjustments of $1.7 million and $2.9 million at March 31, 2026 and December 31, 2025, respectively, were as follows:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
Coal	$94.0	$116.5
Coke	26.3	39.7
Materials, supplies and other	64.2	63.7
Total inventories	$184.5	$219.9
4. Goodwill and Other Intangible Assets
The Company's goodwill at March 31, 2026 and December 31, 2025, by segment, is summarized below:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
Domestic Coke	$3.4	$3.4
Industrial Services	50.1	52.2
Total	$53.5	$55.6
Intangible assets, net, includes the intangibles detailed in the table below, excluding fully amortized intangible assets.

		March 31, 2026			December 31, 2025
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	11	$14.4	$0.7	$13.7	$14.4	$0.4	$14.0
Trade names	9	5.8	0.3	5.5	5.8	0.2	5.6
Permits	16	31.7	9.0	22.7	31.7	8.6	23.1
Other	24	1.6	0.3	1.3	1.6	0.3	1.3
Total		$53.5	$10.3	$43.2	$53.5	$9.5	$44.0
Total amortization expense for intangible assets subject to amortization was $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
5. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
(Loss) income before income tax (benefit) expense	$(4.3)	$25.0
Income tax (benefit) expense	(0.9)	5.6
Effective tax rate	20.9%	22.4%
The Company's effective tax rate was 20.9 percent and 22.4 percent for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21.0 percent primarily due to losses in jurisdictions for which no tax benefit was recognized, partially offset by earnings attributable to noncontrolling interests that are not subject to tax at the Company. For the three months ended March 31, 2025, the difference primarily reflected the impact of state taxes, compensation deduction limitations under Section 162(m) of the Internal Revenue Code, and a valuation allowance recorded against unused foreign tax credits, partially offset by earnings attributable to the Company’s noncontrolling ownership interests in a partnership.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
Accrued benefits	$19.1	$25.1
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	19.5	16.6
Current portion of black lung liability	0.9	0.9
Short-term operating lease liabilities	2.6	2.8
Short-term financing lease liabilities	2.6	3.8
Other	7.8	10.6
Total accrued liabilities	$53.5	$60.8
7. Debt
Total debt consisted of the following:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$325.0 Revolving Facility, due 2030	167.0	193.0
Total borrowings	$667.0	$693.0
Debt issuance costs	(7.1)	(7.5)
Total long-term debt	$659.9	$685.5
Revolving Facility
As of March 31, 2026, the Revolving Facility had an outstanding balance of $167.0 million, leaving $158.0 million available. Additionally, the Company has certain letters of credit totaling $5.7 million, which does not reduce the Revolving Facility's available balance.
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

If we fail to perform our obligations under these and other covenants, the lenders' credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the Revolving Facility could be declared immediately due and payable. The Company has a cross default provision that applies to our indebtedness having a principal amount in excess of $50.0 million.
As of March 31, 2026, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
8. Commitments and Contingent Liabilities
Legal Matters
Between 2005 and 2012, the U.S. Environmental Protection Agency (“EPA”) and the Ohio Environmental Protection Agency (“OEPA”) issued Notices of Violations, alleging violations of air emission operating permits for our Haverhill and Granite City cokemaking facilities. We worked in a cooperative manner with the EPA, the OEPA and the Illinois Environmental Protection Agency (“IEPA”) to address the allegations and, in November 2014, entered into a consent decree with these parties in federal district court in the Southern District of Illinois. On March 25, 2025, the consent decree was terminated for the Haverhill facility. The Granite City facility has also completed substantially all consent decree requirements, with the exception of the IEPA finalizing revisions to its air permit. Accordingly, on July 30, 2025, Granite City submitted a termination report to the EPA and IEPA requesting partial termination of the consent decree based on discussions with the agencies.
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
9. Fair Value Measurement
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at March 31, 2026 and December 31, 2025 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At March 31, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated to be $617.2 million and $656.7 million, respectively, compared to a carrying amount of $667.0 million and $693.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.

10. Revenue from Contracts with Customers
Cokemaking
As of March 31, 2026, our coke sales agreements have approximately 17.8 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately eight years.
Industrial Services
The following table provides estimated fixed fee and take-or-pay revenue for unsatisfied or partially unsatisfied performance obligations from all of our multi-year industrial services contracts as of March 31, 2026, which are expected to be recognized over approximately the next 10 years.

(Dollars in millions)

2026-2028	$313.0
2029-2031	152.4
2032-thereafter	84.2
Total estimated fixed fee and take-or-pay revenue	$549.6
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$350.4	$391.3
Energy	10.5	12.8
Industrial Services	84.9	22.1
Operating and licensing fees	8.0	7.8
Other	1.3	2.0
Sales and other operating revenue	$455.1	$436.0
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$265.0	$299.3
U.S. Steel	66.9	60.0
Other	123.2	76.7
Sales and other operating revenue	$455.1	$436.0

The following table provides disaggregated sales and other operating revenue by domestic and international:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Domestic	$431.0	$428.2
International	24.1	7.8
Sales and other operating revenue	$455.1	$436.0
11. Business Segment Information
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

The following tables include Adjusted EBITDA reportable segments, as defined above, which is a measure of segment profit or loss reported to the CODM for purposes of allocating resources to the segments and assessing their performance.

	Three Months Ended March 31, 2026
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$361.7	$85.4	$447.1
Intersegment revenues	—	5.5	5.5
Net revenues	361.7	90.9	452.6

Reconciliation of revenue
Corporate and Other			8.0
Elimination of intersegment revenues			(5.5)
Total consolidated revenues			455.1

Less:(1)
Operating and maintenance expense	74.8	55.8
Cost of products sold and other expenses(2)	245.4	—
Selling, general and administrative expenses	6.2	8.9
Adjusted EBITDA reportable segments	35.3	26.2	61.5
Depreciation and amortization expense			44.9
Interest expense, net(3)			8.7
Loss on derivative forward contracts			0.3
Restructuring costs(4)			0.3
Site closure costs(5)			6.4
Other corporate expenses(6)			5.2
Loss before income tax benefit			$(4.3)
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $8.7 million reflects (i) consolidated interest expense of $9.9 million and (ii) consolidated interest income of $1.2 million.
(4)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global within the Industrial Services reportable segment.
(5)Reflects costs incurred associated with the shutdown of our Haverhill I cokemaking facility within the Domestic Coke reportable segment and the closure of certain Phoenix Global operating sites within the Industrial Services reportable segment.
(6)Other corporate expenses represents business expenses not allocated to the Company’s reportable segments as well as the Company's Brazil cokemaking operations and are included in Corporate, which is not a reportable segment.

	Three Months Ended March 31, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$405.8	$22.4	$428.2
Intersegment revenues	—	5.6	5.6
Net revenues	405.8	28.0	433.8

Reconciliation of revenue
Corporate and Other			7.8
Elimination of intersegment revenues			(5.6)
Total consolidated revenues			436.0

Less:(1)
Operating and maintenance expense	71.1	14.0
Cost of products sold and other expenses(2)	277.9	—
Selling, general and administrative expenses	6.9	0.3
Adjusted EBITDA reportable segments	49.9	13.7	63.6
Depreciation and amortization expense			28.8
Interest expense, net(3)			5.2
Other corporate expenses(4)			4.6
Income before income tax expense			$25.0
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

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$24.2	$25.1
Industrial Services	20.1	3.1
Total reportable segments	$44.3	$28.2
Corporate and Other	0.6	0.6
Total depreciation and amortization expense	$44.9	$28.8

Capital expenditures:
Domestic Coke	$7.2	$2.1
Industrial Services	9.3	2.7
Total reportable segments	$16.5	$4.8
Corporate and Other	0.5	0.1
Total capital expenditures	$17.0	$4.9
The following table sets forth the Company's segment assets:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,133.2	$1,174.5
Industrial Services	527.9	544.3
Total reportable segments	$1,661.1	$1,718.8
Corporate and Other	73.4	71.1
Total assets	$1,734.5	$1,789.9
The following table sets forth the Company's segment assets disaggregated by domestic and international:

	March 31, 2026	December 31, 2025

	(Dollars in millions)
Assets:
Domestic	$1,594.8	$1,650.9
International	139.7	139.0
Total assets	$1,734.5	$1,789.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
First Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025

	(Dollars in millions)
Net (loss) income	$(3.4)	$19.4	$(22.8)
Net cash provided by operating activities	$72.7	$25.8	$46.9
Adjusted EBITDA(1)	$56.5	$59.8	$(3.3)
(1)See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the three months ended March 31, 2026 reflect lower volumes due to the shutdown of our Haverhill I cokemaking facility as well as the impact of severe winter weather and lower energy revenues due to the turbine failure at our Middletown cokemaking facility. Operating results for the three months ended March 31, 2026 also include the results of Flame Aggregator, LLC (“Phoenix Global”). Operating cash flows during the current period primarily reflect favorable changes in primary working capital. See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments
•Haverhill I Shutdown. In the first quarter of 2026, the Company completed the shutdown of its Haverhill I cokemaking facility.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025

	(Dollars in millions)
Revenues
Sales and other operating revenue	$455.1	$436.0	$19.1
Costs and operating expenses
Cost of products sold and operating expenses	375.5	362.3	13.2
Selling, general and administrative expenses	30.3	14.7	15.6
Depreciation and amortization expense	44.9	28.8	16.1
Total costs and operating expenses	450.7	405.8	44.9
Operating income	4.4	30.2	(25.8)
Interest expense, net	8.7	5.2	3.5
(Loss) income before income tax (benefit) expense	(4.3)	25.0	(29.3)
Income tax (benefit) expense	(0.9)	5.6	(6.5)
Net (loss) income	(3.4)	19.4	(22.8)
Less: Net income attributable to noncontrolling interests	1.0	2.1	(1.1)
Net (loss) income attributable to SunCoke Energy, Inc.	$(4.4)	$17.3	$(21.7)
Sales and Other Operating Revenue and Costs of Products Sold and Operating Expenses. Sales and other operating revenue and costs of products sold and operating expenses increased for the three months ended March 31, 2026 compared to the same prior year period, driven by the inclusion of Phoenix Global results. This increase was partially offset by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility, lower blast coke sales volumes due to the impact of severe winter weather, lower energy revenues due to the turbine failure at our Middletown cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2026 reflecting the inclusion of Phoenix Global costs and costs incurred associated with the shutdown of our Haverhill I cokemaking facility.
Depreciation and Amortization Expense. The increase to depreciation and amortization expense for the three months ended March 31, 2026 reflects the inclusion of Phoenix Global's expense in the current year period.
Interest Expense, Net. Interest expense, net, during the three months ended March 31, 2026 increased as a result of interest incurred on higher Revolving Facility borrowings.
Income Tax (Benefit) Expense. Income taxes were a benefit during the three months ended March 31, 2026 as a result of the pretax loss in the current year period, driven by the factors previously discussed, compared to pretax income in the comparative prior year period. See Note 5 Income Taxes to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
Results of Reportable Business Segments
Following the acquisition of Phoenix Global and as discussed in Note 11 Business Segment Information, we updated our reportable segments and have recast all segment information for all prior periods presented herein to reflect this change.
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
Corporate expenses that can be identified with a segment have been included in determining segment results. The remainder is included in Corporate and Other, including licensing and operating fees payable to us under long-term contracts with ArcelorMittal Brazil as well as the expenses related to those operations and activity from our legacy coal mining business, which is not considered a reportable segment and therefore, not included in our segment information in Note 11. However, we have included Corporate and Other within our operating data below.
Management believes Adjusted EBITDA is an important measure of operating performance, which is used by the CODM as one of the measurements to help determine the allocation of costs and resources to our reportable segments. Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP. See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$361.7	$405.8	$(44.1)
Industrial Services	85.4	22.4	63.0
Industrial Services intersegment sales	5.5	5.6	(0.1)
Elimination of intersegment sales	(5.5)	(5.6)	0.1
Total sales and other operating revenue reportable segments	$447.1	$428.2	$18.9
Corporate and Other, net(1)	8.0	7.8	0.2
Total sales and other operating revenue	$455.1	$436.0	$19.1
Adjusted EBITDA:
Domestic Coke	$35.3	$49.9	$(14.6)
Industrial Services	26.2	13.7	12.5
Total Adjusted EBITDA reportable segments	61.5	63.6	(2.1)
Corporate and Other, net(1)	(5.0)	(3.8)	(1.2)
Total Adjusted EBITDA(2)	$56.5	$59.8	$(3.3)
Coke Operating Data:
Domestic Coke capacity utilization(3)	95%	91%	4%
Domestic Coke production volumes (thousands of tons)	806	905	(99)
Domestic Coke sales volumes (thousands of tons)	842	898	(56)
Domestic Coke Adjusted EBITDA per ton(4)	$41.92	$55.57	$(13.65)
Industrial Services Operating Data:
Terminals handling volumes (thousands of tons)	5,643	5,724	(81)
Steel customer volumes serviced (thousands of tons)	5,562	—	5,562
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended March 31, 2026 vs. 2025
	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$405.8	$49.9
Volume(1)	(23.4)	(6.8)
Price(2)	(17.5)	(4.8)
Operating and maintenance costs	N/A	(0.6)
Energy and other(3)	(3.2)	(2.4)
Current year period	$361.7	$35.3
(1)Volumes during the three months ended March 31, 2026 decreased due to the shutdown of our Haverhill I cokemaking facility as well as lower blast coke sales volumes as a result of severe winter weather.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three months ended March 31, 2026. Sales and other operating revenue and Adjusted EBITDA for the three months ended March 31, 2026 decreased as a result of lower pricing on our foundry sales.
(3)Energy and other during the three months ended March 31, 2026 decreased due to the turbine failure at our Middletown cokemaking facility, which was partially offset by favorable pricing during the current year period.
Industrial Services
During the three months ended March 31, 2026, sales and other operating revenues, exclusive of intersegment sales, were $85.4 million, compared to $22.4 million in the corresponding prior year period. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three months ended March 31, 2026 was $26.2 million compared to $13.7 million in the corresponding prior year period. Industrial services results increased during the current year period due to the inclusion of Phoenix Global results, partially offset by lower transloading volumes.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $5.0 million for the three months ended March 31, 2026, compared to a loss of $3.8 million in the corresponding prior year period. The three months ended March 31, 2026 reflect higher employee related expenses.
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

Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Net (loss) income	$(3.4)	$19.4
Add:
Depreciation and amortization expense	44.9	28.8
Interest expense, net	8.7	5.2
Income tax (benefit) expense	(0.9)	5.6
Loss on derivative forward contracts	0.3	—
Restructuring costs(1)	0.3	—
Transaction costs(2)	0.2	0.8
Site closure costs(3)	6.4	—
Adjusted EBITDA	$56.5	$59.8
(1)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global.
(2)Reflects costs incurred related to the acquisition of Phoenix Global.
(3)Reflects costs incurred associated with the shutdown of our Haverhill I cokemaking facility and the closure of certain Phoenix Global operating sites.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of March 31, 2026, we had $104.4 million of cash and cash equivalents and $158.0 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Net cash provided by operating activities	$72.7	$25.8
Net cash used in investing activities	(15.7)	(4.6)
Net cash used in financing activities	(41.3)	(17.1)
Net increase in cash and cash equivalents	$15.7	$4.1
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $46.9 million to $72.7 million for the three months ended March 31, 2026 as compared to $25.8 million in the corresponding prior year period. The increase primarily reflects favorable changes in primary working capital, which is comprised of accounts receivable, inventories, and accounts payable, driven by lower coal inventory volumes.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $11.1 million to $15.7 million for the three months ended March 31, 2026 as compared to $4.6 million in the corresponding prior year period. The increase is primarily related to the inclusion of capital expenditures for Phoenix Global in the current year period. This increase was partially offset by $1.8 million received primarily related to the settlement of final working capital for the Phoenix Global acquisition during the current year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $24.2 million to $41.3 million for the three months ended March 31, 2026 as compared to $17.1 million in the corresponding prior year period. The increase in net cash used in financing activities was primarily driven by net repayments of $26.0 million on the Revolving Facility and an increase in repayments of finance lease liabilities of $1.8 million. These increases in the current year period were partially offset by lower cash distributions made to noncontrolling interests of $1.5 million as well as lower cash remittances of $2.0 million for taxes related to vestings on equity classified awards.
Dividends
On January 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on March 2, 2026, to stockholders of record on February 17, 2026.
Additionally, on April 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on June 2, 2026, to stockholders of record on May 15, 2026.
Covenants
As of March 31, 2026, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Three Months Ended March 31,
	2026	2025

	(Dollars in millions)
Ongoing capital	$17.0	$4.1
Expansion capital	—	0.8
Total capital expenditures(1)	$17.0	$4.9
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies and Estimates
There have been no significant changes to our accounting policies or estimates during the three months ended March 31, 2026 compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Standards
See Note 1 to our consolidated financial statements for further detail.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's exposure to market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at March 31, 2026.
Item 1A. Risk Factors
There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of March 31, 2026, $96.3 million remains available under the authorized repurchase program.
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

10.1
Amendment No. 5 to Coke Sale and Feed Water Processing Agreement, dated as of January 14, 2026, by and between Gateway Energy & Coke Company, LLC and U.S. Steel Corporation (incorporated by reference herein to Exhibit 10.15.5 to the Company’s Annual Report on Form 10-K, filed on February 20, 2026, File No. 001-35243)

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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the Securities and Exchange Commission on April 30, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three months ended March 31, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	April 30, 2026	By:	/s/ Karl A. Zabiello
Karl A. Zabiello
Vice President and Chief Accounting Officer and Treasurer (Duly Authorized Officer) (Principal Accounting Officer)