Form 10-Q
period 2026-06-30
SunCoke Energy, Inc.
filed 2026-07-30
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 24, 2026, there were 84,874,850 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time. Such risks and uncertainties include, without limitation:
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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$475.3	$434.1	$930.4	$870.1
Costs and operating expenses
Cost of products sold and operating expenses	374.9	375.1	750.4	737.4
Selling, general and administrative expenses	31.5	20.6	61.8	35.3
Depreciation and amortization expense	39.9	28.6	84.8	57.4
Total costs and operating expenses	446.3	424.3	897.0	830.1
Operating income	29.0	9.8	33.4	40.0
Interest expense, net	8.5	5.4	17.2	10.6
Income before income tax expense	20.5	4.4	16.2	29.4
Income tax expense	4.9	0.9	4.0	6.5
Net income	15.6	3.5	12.2	22.9
Less: Net income attributable to noncontrolling interests	2.5	1.6	3.5	3.7
Net income attributable to SunCoke Energy, Inc.	$13.1	$1.9	$8.7	$19.2
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.15	$0.02	$0.10	$0.22
Diluted	$0.15	$0.02	$0.10	$0.22
Weighted average number of common shares outstanding:
Basic	85.7	85.5	85.6	85.5
Diluted	85.8	85.6	85.8	85.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Net income	$15.6	$3.5	$12.2	$22.9
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Currency translation adjustment	(0.2)	0.3	(0.6)	0.6
Other	(0.9)	—	(0.9)	—
Comprehensive income	14.4	3.7	10.5	23.3
Less: Comprehensive income attributable to noncontrolling interests	2.5	1.6	3.5	3.7
Comprehensive income attributable to SunCoke Energy, Inc.	$11.9	$2.1	$7.0	$19.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$42.7	$88.7
Receivables (net of allowances of $0.2 million and $11.1 million at June 30, 2026 and December 31, 2025, respectively)	209.3	111.5
Inventories	186.1	219.9
Income tax receivable	11.5	24.1
Other current assets	23.5	18.8
Total current assets	473.1	463.0
Properties, plants and equipment (net of accumulated depreciation of $1,574.0 million and $1,497.4 million at June 30, 2026 and December 31, 2025, respectively)	1,148.8	1,202.7
Goodwill	55.3	55.6
Intangible assets, net	42.4	44.0
Deferred charges and other assets	23.6	24.6
Total assets	$1,743.2	$1,789.9
Liabilities and Equity
Accounts payable	$140.5	$157.3
Accrued liabilities	69.5	60.8
Interest payable	—	1.4
Total current liabilities	210.0	219.5
Long-term debt	653.9	685.5
Accrual for black lung benefits	12.0	11.7
Retirement benefit liabilities	7.0	7.3
Deferred income taxes	196.8	190.3
Asset retirement obligations	18.8	18.1
Long-term financing lease liability	2.5	2.6
Other deferred credits and liabilities	28.7	28.8
Total liabilities	1,129.7	1,163.8
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,279,332 and 100,069,991 shares at June 30, 2026 and December 31, 2025, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both June 30, 2026 and December 31, 2025	(184.0)	(184.0)
Additional paid-in capital	734.2	732.2
Accumulated other comprehensive loss	(5.9)	(4.2)
Retained earnings	40.3	52.3
Total SunCoke Energy, Inc. stockholders’ equity	585.6	597.3
Noncontrolling interest	27.9	28.8
Total equity	613.5	626.1
Total liabilities and equity	$1,743.2	$1,789.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$12.2	$22.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84.8	57.4
Deferred income tax expense (benefit)	6.3	(2.5)
Share-based compensation expense	3.1	1.8
Changes in working capital pertaining to operating activities:
Receivables, net	(97.0)	23.2
Inventories	32.7	(34.4)
Accounts payable	(12.5)	(14.8)
Accrued liabilities	13.3	(4.2)
Interest payable	(1.4)	—
Income taxes	13.1	(1.1)
Other operating activities	(9.1)	(5.0)
Net cash provided by operating activities	45.5	43.3
Cash Flows from Investing Activities
Capital expenditures	(32.9)	(17.5)
Acquisition of Phoenix Global, net of cash acquired	1.8	—
Other investing activities	1.5	0.3
Net cash used in investing activities	(29.6)	(17.2)
Cash Flows from Financing Activities
Proceeds from revolving facility	185.5	—
Repayment of revolving facility	(218.0)	—
Dividends paid	(20.9)	(21.1)
Cash distribution to noncontrolling interests	(4.4)	(5.2)
Repayment of finance lease liabilities	(3.0)	(0.2)
Other financing activities	(1.1)	(3.0)
Net cash used in financing activities	(61.9)	(29.5)
Net decrease in cash and cash equivalents	(46.0)	(3.4)
Cash and cash equivalents at beginning of period	88.7	189.6
Cash and cash equivalents at end of period	$42.7	$186.2
Supplemental Disclosure of Cash Flow Information
Interest paid	$19.3	$12.2
Income taxes paid, net of refunds of $18.7 million and $5.0 million, respectively	$(15.4)	$10.1
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended June 30, 2026
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At March 31, 2026	100,257,680	$1.0	15,404,482	$(184.0)	$731.8	$(4.7)	$37.6	$581.7	$28.3	$610.0
Net income	—	—	—	—	—	—	13.1	13.1	2.5	15.6
Other comprehensive income, net of tax	—	—	—	—	—	(1.2)	—	(1.2)	—	(1.2)
Share-based compensation	—	—	—	—	2.4	—	—	2.4	—	2.4
Share issuances, net of shares withheld for taxes	21,652	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2.9)	(2.9)
At June 30, 2026	100,279,332	$1.0	15,404,482	$(184.0)	$734.2	$(5.9)	$40.3	$585.6	$27.9	$613.5
SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended June 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At March 31, 2025	100,055,579	$1.0	15,404,482	$(184.0)	$730.2	$(7.5)	$144.9	$684.6	$29.9	$714.5
Net income	—	—	—	—	—	—	1.9	$1.9	1.6	3.5
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	1.4	—	—	1.4	—	1.4
Share issuances, net of shares withheld for taxes	14,412	—	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(2.2)	(2.2)
At June 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.6	$(7.3)	$136.4	$677.7	$29.3	$707.0
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2026
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$732.2	$(4.2)	$52.3	$597.3	$28.8	$626.1
Net income	—	—	—	—	—	—	8.7	8.7	3.5	12.2
Other comprehensive income, net of tax	—	—	—	—	—	(1.7)	—	(1.7)	—	(1.7)
Share-based compensation	—	—	—	—	3.1	—	—	3.1	—	3.1
Share issuances, net of shares withheld for taxes	209,341	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends	—	—	—	—	—	—	(20.7)	(20.7)	—	(20.7)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(4.4)	(4.4)
At June 30, 2026	100,279,332	$1.0	15,404,482	$(184.0)	$734.2	$(5.9)	$40.3	$585.6	$27.9	$613.5
SunCoke Energy, Inc.
Consolidated Statements of Equity
Six Months Ended June 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	1.0	15,404,482	(184.0)	732.8	(7.7)	138.1	680.2	30.8	711.0
Net income	—	—	—	—	—	—	19.2	$19.2	3.7	22.9
Other comprehensive income, net of tax	—	—	—	—	—	0.4	—	0.4	—	0.4
Share-based compensation	—	—	—	—	1.8	—	—	1.8	—	1.8
Share issuances, net of shares withheld for taxes	313,571	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(20.9)	(20.9)	—	(20.9)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.2)	(5.2)
At June 30, 2025	100,069,991	1.0	15,404,482	(184.0)	731.6	(7.3)	136.4	677.7	29.3	707.0

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2026 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Update to Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our quarterly report on Form 10-Q for the quarter ended March 31, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. The Company adopted this standard during the first quarter of 2026 applying the practical expedient and the impact to the consolidated financial statements was not material.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosures aimed at enhancing the transparency and decision usefulness of income statement expenses. This ASU is effective for fiscal years beginning after December 15, 2026 as well as interim periods beginning after December 15, 2027 and requires either prospective application or retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the related disclosures. The Company plans to adopt the guidance for the fiscal year ending December 31, 2027.
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”). The update is intended to improve the accounting for and disclosure of environmental credits and related obligations by establishing consistent guidance for recognition, measurement, presentation, and disclosure. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2026-02 is to be adopted retrospectively, through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company plans to adopt the guidance as of January 1, 2028 and is currently assessing the impact of adoption on its consolidated financial statements.

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
The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of Phoenix Global. The final purchase price allocation will be determined when the Company has completed its evaluation of the valuation analysis. Measurement period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the Acquisition Date. Subsequent to the preliminary purchase price allocation disclosed as of March 31, 2026, the Company recorded measurement period adjustments primarily related to refinements to the preliminary valuation of property, plants, and equipment and deferred tax liabilities. Property, plants, and equipment decreased by approximately $1.0 million and deferred tax liabilities increased by approximately $1.0 million.
The following table sets forth the components and the allocation of the purchase price and summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Fair Value	(Dollars in millions)
Purchase consideration	$294.0
Cash and cash equivalents	24.3
Accounts receivable	44.1
Inventories	10.9
Other current assets	15.0
Property, plants, and equipment	203.4
Right-of-use assets	29.2
Intangible assets	20.2
Accounts payable	(21.5)
Accrued liabilities	(27.6)
Short-term financing lease liability	(11.0)
Short-term operating lease liability	(0.9)
Long-term financing lease liability	(5.8)
Long-term operating lease liability	(2.2)
Deferred income taxes	(16.1)
Other deferred credits and liabilities	(19.9)
Net identifiable assets acquired	$242.1
Goodwill	$51.9
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
Acquisition-related costs
Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities and due diligence. The Company incurred acquisition-related costs of zero and $0.2 million during the three and six months ended June 30, 2026, respectively, and $4.7 million and $5.6 million during the three and six months ended June 30, 2025, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
Supplemental pro forma financial information
The unaudited pro forma financial information included in the table below represents a summary of the consolidated results of operations for the three and six months ended June 30, 2025, assuming the acquisition had been completed as of January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments.
For the three months ended June 30, 2025, there are adjustments related to the elimination of debt and associated interest expense of $3.3 million at Phoenix Global, interest expense of $3.2 million for borrowings under the Company’s Revolving Facility to finance the transaction, and reduced expenses from the remeasurement of assets and liabilities upon acquisition of $0.1 million. The income tax effects from the adjustments were offsetting at $0.7 million.
For the six months ended June 30, 2025, there are adjustments related to the elimination of debt and associated interest expense of $6.6 million at Phoenix Global, interest expense of $6.5 million for borrowings under the Company’s Revolving Facility to finance the transaction, and reduced expenses from the remeasurement of assets and liabilities upon acquisition of $0.1 million. The income tax effects from the adjustments were offsetting at $1.4 million.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

	(Dollars in millions)
Total revenue	$507.0	$1,009.3
Net income	$1.2	$9.0
3. Inventories
The components of inventories at June 30, 2026 and December 31, 2025, respectively, were as follows:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
Coal	$100.8	$116.5
Coke	20.7	39.7
Materials, supplies and other	64.6	63.7
Total inventories	$186.1	$219.9
4. Goodwill and Other Intangible Assets
The Company's goodwill at June 30, 2026 and December 31, 2025, by segment, is summarized below:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
Domestic Coke	$3.4	$3.4
Industrial Services	51.9	52.2
Total	$55.3	$55.6

Intangible assets, net, includes the intangibles detailed in the table below, excluding fully amortized intangible assets.

		June 30, 2026			December 31, 2025
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	11	$14.4	$1.0	$13.4	$14.4	$0.4	$14.0
Trade names	9	5.8	0.4	5.4	5.8	0.2	5.6
Permits	16	31.7	9.4	22.3	31.7	8.6	23.1
Other	24	1.6	0.3	1.3	1.6	0.3	1.3
Total		$53.5	$11.1	$42.4	$53.5	$9.5	$44.0
Total amortization expense for intangible assets subject to amortization was $0.8 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.
5. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Income before income tax expense	$20.5	$4.4	$16.2	$29.4
Income tax expense	4.9	0.9	4.0	6.5
Effective tax rate	23.9%	20.5%	24.7%	22.1%
The Company's effective tax rate was 23.9 percent and 24.7 percent for the three and six months ended June 30, 2026, respectively, and 20.5 percent and 22.1 percent for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21.0 percent primarily due to losses in jurisdictions for which no tax benefit was recognized and a valuation allowance recorded against unused foreign tax credits, partially offset by earnings attributable to the Company’s noncontrolling ownership interests in a partnership that are not subject to tax. For the three and six months ended June 30, 2025, the difference primarily reflected the impact of state taxes, compensation deduction limitations under Section 162(m) of the Internal Revenue Code and a valuation allowance recorded against unused foreign tax credits, partially offset by earnings attributable to the Company’s noncontrolling ownership interests in a partnership that are not subject to tax.
6. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
Accrued benefits	$25.6	$25.1
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	19.9	16.6
Current portion of black lung liability	0.9	0.9
Short-term operating lease liabilities	2.3	2.8
Short-term financing lease liabilities	2.0	3.8
Other	17.8	10.6
Total accrued liabilities	$69.5	$60.8

7. Debt
Total debt consisted of the following:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
4.875 percent senior notes, due 2029 (“2029 Senior Notes”)	$500.0	$500.0
$325.0 Revolving Facility, due 2030	160.5	193.0
Total borrowings	$660.5	$693.0
Debt issuance costs	(6.6)	(7.5)
Total long-term debt	$653.9	$685.5
Revolving Facility
As of June 30, 2026, the Revolving Facility had an outstanding balance of $160.5 million, leaving $164.5 million available. Additionally, the Company has certain letters of credit totaling $5.7 million, which does not reduce the Revolving Facility's available balance.
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
As of June 30, 2026, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at June 30, 2026 and December 31, 2025 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.
Certain Financial Assets and Liabilities not Measured at Fair Value
At June 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated to be $633.4 million and $656.7 million, respectively, compared to a carrying amount of $660.5 million and $693.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
10. Revenue from Contracts with Customers
Cokemaking
As of June 30, 2026, our coke sales agreements have approximately 17.0 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately eight years.
Industrial Services
The following table provides estimated fixed fee and take-or-pay revenue for unsatisfied or partially unsatisfied performance obligations from all of our multi-year industrial services contracts as of June 30, 2026, which are expected to be recognized over approximately the next 10 years.

(Dollars in millions)

2026-2028	$278.6
2029-2031	152.4
2032-thereafter	84.2
Total estimated fixed fee and take-or-pay revenue	$515.2

Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$357.5	$397.2	$707.9	$788.5
Energy	9.3	12.5	19.8	25.3
Industrial Services	97.6	13.9	182.5	36.0
Operating and licensing fees	9.4	8.6	17.4	16.4
Other	1.5	1.9	2.8	3.9
Sales and other operating revenue	$475.3	$434.1	$930.4	$870.1
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$290.0	$250.7	$555.0	$550.0
U.S. Steel	64.4	60.3	131.3	120.3
Other	120.9	123.1	244.1	199.8
Sales and other operating revenue	$475.3	$434.1	$930.4	$870.1
The following table provides disaggregated sales and other operating revenue by domestic and international:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Domestic	$448.0	$425.5	$879.0	$853.7
International	27.3	8.6	51.4	16.4
Sales and other operating revenue	$475.3	$434.1	$930.4	$870.1
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
In considering the financial performance of the business, the Chief Operating Decision Maker (“CODM”), who is the Company’s President and Chief Executive Officer, evaluates the performance of its segments based on Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on foreign currency derivative instruments assumed as part of the acquisition of Phoenix Global, site closure costs, transaction costs, and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). The CODM uses this measure to help determine the allocation of costs and resources to our reportable segments. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.
The following tables include Adjusted EBITDA reportable segments, as defined above, which is a measure of segment profit or loss reported to the CODM for purposes of allocating resources to the segments and assessing their performance.

	Three Months Ended June 30, 2026
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$367.5	$98.4	$465.9
Intersegment revenues	—	5.8	5.8
Net revenues	367.5	104.2	471.7

Reconciliation of revenue
Corporate and Other			9.4
Elimination of intersegment revenues			(5.8)
Total consolidated revenues			475.3

Less:(1)
Operating and maintenance expense	74.3	60.5
Cost of products sold and other expenses(2)	239.6	—
Selling, general and administrative expenses	11.1	9.3
Adjusted EBITDA reportable segments	42.5	34.4	76.9
Depreciation and amortization expense			39.9
Interest expense, net(3)			8.5
Restructuring costs(4)			0.3
Site closure costs(5)			0.4
Other corporate expenses(6)			7.3
Income before income tax expense			$20.5
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $8.5 million reflects (i) consolidated interest expense of $9.4 million and (ii) consolidated interest income of $0.9 million.
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

	Three Months Ended June 30, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$410.4	$15.1	$425.5
Intersegment revenues	—	5.9	5.9
Net revenues	410.4	21.0	431.4

Reconciliation of revenue
Corporate and Other			8.6
Elimination of intersegment revenues			(5.9)
Total consolidated revenues			434.1

Less:(1)
Operating and maintenance expense	71.2	13.0
Cost of products sold and other expenses(2)	291.5	—
Selling, general and administrative expenses	7.2	0.3
Adjusted EBITDA reportable segments	40.5	7.7	48.2
Depreciation and amortization expense			28.6
Interest expense, net(3)			5.4
Other corporate expenses(4)			9.8
Income before income tax expense			$4.4
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

	Six Months Ended June 30, 2026
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$729.2	$183.8	$913.0
Intersegment revenues	—	11.3	11.3
Net revenues	729.2	195.1	924.3

Reconciliation of revenue
Corporate and Other			17.4
Elimination of intersegment revenues			(11.3)
Total consolidated revenues			930.4

Less:(1)
Operating and maintenance expense	149.1	116.3
Cost of products sold and other expenses(2)	485.0	—
Selling, general and administrative expenses	17.3	18.2
Adjusted EBITDA reportable segments	77.8	60.6	138.4
Depreciation and amortization expense			84.8
Interest expense, net(3)			17.2
Loss on derivative forward contracts			0.3
Restructuring costs(4)			0.6
Site closure costs(5)			6.8
Other corporate expenses(6)			12.5
Income before income tax expense			$16.2
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $17.2 million reflects (i) consolidated interest expense of $19.4 million and (ii) consolidated interest income of $2.2 million.
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

	Six Months Ended June 30, 2025
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$816.2	$37.5	$853.7
Intersegment revenues	—	11.5	11.5
Net revenues	816.2	49.0	865.2

Reconciliation of revenue
Corporate and Other			16.4
Elimination of intersegment revenues			(11.5)
Total consolidated revenues			870.1

Less:(1)
Operating and maintenance expense	142.3	27.0
Cost of products sold and other expenses(2)	569.5	—
Selling, general and administrative expenses	14.0	0.6
Adjusted EBITDA reportable segments	90.4	21.4	111.8
Depreciation and amortization expense			57.4
Interest expense, net(3)			10.6
Other corporate expenses(4)			14.4
Income before income tax expense			$29.4
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

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$22.0	$24.9	$46.2	$50.0
Industrial Services	17.3	3.2	37.4	6.3
Total reportable segments	$39.3	$28.1	$83.6	$56.3
Corporate and Other	0.6	0.5	1.2	1.1
Total depreciation and amortization expense	$39.9	$28.6	$84.8	$57.4

Capital expenditures:
Domestic Coke	$7.9	$4.5	$15.1	$6.6
Industrial Services	7.4	8.0	16.7	10.7
Total reportable segments	$15.3	$12.5	$31.8	$17.3
Corporate and Other	0.6	0.1	1.1	0.2
Total capital expenditures	$15.9	$12.6	$32.9	$17.5
The following table sets forth the Company's segment assets:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,155.3	$1,174.5
Industrial Services	523.8	544.3
Total reportable segments	$1,679.1	$1,718.8
Corporate and Other	64.1	71.1
Total assets	$1,743.2	$1,789.9
The following table sets forth the Company's segment assets disaggregated by domestic and international:

	June 30, 2026	December 31, 2025

	(Dollars in millions)
Assets:
Domestic	$1,602.9	$1,650.9
International	140.3	139.0
Total assets	$1,743.2	$1,789.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Second Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Adjusted EBITDA(1)	$69.6	$43.6	$26.0	$126.1	$103.4	$22.7
Net income	$15.6	$3.5	$12.1	$12.2	$22.9	$(10.7)
Net cash provided by operating activities	$(27.2)	$17.5	$(44.7)	$45.5	$43.3	$2.2
(1)See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the three and six months ended June 30, 2026 reflect favorable coal-to-coke yields and terminals handling volumes. These increases were partially offset by lower volumes due to the shutdown of our Haverhill I cokemaking facility and lower energy revenues due to the turbine failure at our Middletown cokemaking facility. Additionally, operating results for the six months ended June 30, 2026 were negatively impacted by lower pricing on our foundry sales. Operating results for the three and six months ended June 30, 2026 include the results of Phoenix Global.
Net income for the three months ended June 30, 2026 increased compared to the same prior year period driven by the favorable operating results discussed above, partially offset by higher interest expense due to higher Revolving Facility borrowings. Net income for the six months ended June 30, 2026 decreased compared to the same prior year period driven by higher depreciation and amortization expense as a result of the inclusion of Phoenix Global results and higher interest expense due to higher Revolving Facility borrowings, partially offset by the favorable operating results discussed above.
Operating cash flows during the current period primarily reflect unfavorable changes in primary working capital driven by the timing of customer payments, partially offset by lower coal inventory.
See detailed analysis of the quarter's results throughout this MD&A.
Recent Developments
•Haverhill I Shutdown. In the first quarter of 2026, the Company completed the shutdown of its Haverhill I cokemaking facility.

Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Revenues
Sales and other operating revenue	$475.3	$434.1	$41.2	$930.4	$870.1	$60.3
Costs and operating expenses
Cost of products sold and operating expenses	374.9	375.1	(0.2)	750.4	737.4	13.0
Selling, general and administrative expenses	31.5	20.6	10.9	61.8	35.3	26.5
Depreciation and amortization expense	39.9	28.6	11.3	84.8	57.4	27.4
Total costs and operating expenses	446.3	424.3	22.0	897.0	830.1	66.9
Operating income	29.0	9.8	19.2	33.4	40.0	(6.6)
Interest expense, net	8.5	5.4	3.1	17.2	10.6	6.6
Income before income tax expense	20.5	4.4	16.1	16.2	29.4	(13.2)
Income tax expense	4.9	0.9	4.0	4.0	6.5	(2.5)
Net income	15.6	3.5	12.1	12.2	22.9	(10.7)
Less: Net income attributable to noncontrolling interests	2.5	1.6	0.9	3.5	3.7	(0.2)
Net income attributable to SunCoke Energy, Inc.	$13.1	$1.9	$11.2	$8.7	$19.2	$(10.5)
Sales and Other Operating Revenue. Sales and other operating revenue increased for the three and six months ended June 30, 2026 compared to the same prior year periods, driven by the inclusion of Phoenix Global results. These increases were partially offset by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility, lower energy revenues due to the turbine failure at our Middletown cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements. Additionally, sales and other operating revenue for the six months ended June 30, 2026 was negatively impacted by lower pricing on our foundry sales.
Costs of Products Sold and Operating Expenses. Costs of products sold and operating expenses decreased slightly for the three months ended June 30, 2026 as compared to the prior year period driven by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements, offset by the inclusion of Phoenix Global results. Costs of products sold and operating expenses increased for the six months ended June 30, 2026 as compared to the prior year period driven by the inclusion of Phoenix Global results. This increase was partially offset by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three and six months ended June 30, 2026 reflecting the inclusion of Phoenix Global costs, costs incurred associated with the shutdown of our Haverhill I cokemaking facility and higher employee-related costs.
Depreciation and Amortization Expense. The increase to depreciation and amortization expense for the three and six months ended June 30, 2026 reflects the inclusion of Phoenix Global's expenses in the current year periods.
Interest Expense, Net. Interest expense, net, during the three and six months ended June 30, 2026 increased as a result of interest incurred on higher Revolving Facility borrowings.
Income Tax Expense. Income tax expense increased during the three months ended June 30, 2026 compared to the same prior year period as a result of higher pretax income and decreased during the six months ended June 30, 2026 compared to the same prior year period due to lower pretax income, driven by the factors previously discussed. See Note 5 Income Taxes to our consolidated financial statements for further detail.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$367.5	$410.4	$(42.9)	$729.2	$816.2	$(87.0)
Industrial Services	98.4	15.1	83.3	183.8	37.5	146.3
Industrial Services intersegment sales	5.8	5.9	(0.1)	11.3	11.5	(0.2)
Elimination of intersegment sales	(5.8)	(5.9)	0.1	(11.3)	(11.5)	0.2
Total sales and other operating revenue reportable segments	$465.9	$425.5	$40.4	$913.0	$853.7	$59.3
Corporate and Other, net(1)	9.4	8.6	0.8	17.4	16.4	1.0
Total sales and other operating revenue	$475.3	$434.1	$41.2	$930.4	$870.1	$60.3
Adjusted EBITDA:
Domestic Coke	$42.5	$40.5	$2.0	$77.8	$90.4	$(12.6)
Industrial Services	34.4	7.7	26.7	60.6	21.4	39.2
Total Adjusted EBITDA reportable segments	76.9	48.2	28.7	138.4	111.8	26.6
Corporate and Other, net(1)	(7.3)	(4.6)	(2.7)	(12.3)	(8.4)	(3.9)
Total Adjusted EBITDA(2)	$69.6	$43.6	$26.0	$126.1	$103.4	$22.7
Domestic Coke Operating Data:
Domestic Coke capacity utilization(3)	100%	95%	5%	97%	93%	4%
Domestic Coke production volumes (thousands of tons)	864	947	(83)	1,670	1,852	(182)
Domestic Coke sales volumes (thousands of tons)	878	943	(65)	1,720	1,841	(121)
Domestic Coke Adjusted EBITDA per ton(4)	$48.41	$42.95	$5.46	$45.23	$49.10	$(3.87)
Industrial Services Operating Data:
Terminals handling volumes (thousands of tons)	6,672	4,746	1,926	12,316	10,470	1,846
Steel customer volumes serviced (thousands of tons)	5,763	—	5,763	11,326	—	11,326
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended June 30, 2026 vs. 2025		Six Months Ended June 30, 2026 vs. 2025
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$410.4	$40.5	$816.2	$90.4
Volume(1)	(22.8)	(4.4)	(46.6)	(11.3)
Price(2)	(16.8)	14.8	(33.9)	10.1
Operating and maintenance costs	N/A	(1.1)	N/A	(1.7)
Energy and other(3)	(3.3)	(7.3)	(6.5)	(9.7)
Current year period	$367.5	$42.5	$729.2	$77.8
(1)Volumes during the three and six months ended June 30, 2026 decreased due to the shutdown of our Haverhill I cokemaking facility.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three and six months ended June 30, 2026. Adjusted EBITDA for the three and six months ended June 30, 2026 increased due to favorable coal-to-coke yields.
(3)Energy and other during the three and six months ended June 30, 2026 decreased due to the turbine failure at our Middletown cokemaking facility partially offset by favorable pricing during the current year periods.
Industrial Services
During the three and six months ended June 30, 2026, sales and other operating revenues, exclusive of intersegment sales, were $98.4 million and $183.8 million, respectively, compared to $15.1 million and $37.5 million, respectively, in the corresponding prior year periods. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three and six months ended June 30, 2026 was $34.4 million and $60.6 million, respectively, compared to $7.7 million and $21.4 million, respectively, in the corresponding prior year periods. Industrial services results increased during the current year periods due to the inclusion of Phoenix Global results and favorable transloading volumes and pricing.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $7.3 million and $12.3 million, respectively, for the three and six months ended June 30, 2026, compared to a loss of $4.6 million and $8.4 million, respectively, in the corresponding prior year periods. The three and six months ended June 30, 2026 reflect higher employee related expenses.
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
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on foreign currency derivative instruments assumed as part of the acquisition of Phoenix Global, site closure costs and/or transaction costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.
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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in millions)
Net income	$15.6	$3.5	$12.2	$22.9
Add:
Depreciation and amortization expense	39.9	28.6	84.8	57.4
Interest expense, net	8.5	5.4	17.2	10.6
Income tax expense	4.9	0.9	4.0	6.5
Loss on derivative forward contracts	—	—	0.3	—
Restructuring costs(1)	0.3	—	0.6	—
Transaction costs(2)	—	5.2	0.2	6.0
Site closure costs(3)	0.4	—	6.8	—
Adjusted EBITDA	$69.6	$43.6	$126.1	$103.4
(1)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global.
(2)Reflects costs incurred related to the acquisition of Phoenix Global.
(3)Reflects costs incurred associated with the shutdown of our Haverhill I cokemaking facility and the closure of certain Phoenix Global operating sites.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of June 30, 2026, we had $42.7 million of cash and cash equivalents and $164.5 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	(Dollars in millions)
Net cash provided by operating activities	$45.5	$43.3
Net cash used in investing activities	(29.6)	(17.2)
Net cash used in financing activities	(61.9)	(29.5)
Net decrease in cash and cash equivalents	$(46.0)	$(3.4)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $2.2 million to $45.5 million for the six months ended June 30, 2026 as compared to $43.3 million in the corresponding prior year period. Net cash provided by operating activities during the current period primarily reflects unfavorable changes in primary working capital driven by the timing of customer payments partially offset by lower coal inventory. Current period cash flows from operating activities also includes the results of Phoenix Global.
Cash Flows from Investing Activities
Net cash used in investing activities increased by $12.4 million to $29.6 million for the six months ended June 30, 2026 as compared to $17.2 million in the corresponding prior year period. The increase is primarily related to the inclusion of capital expenditures for Phoenix Global in the current year period. This increase was partially offset by $1.8 million received primarily related to the settlement of final working capital for the Phoenix Global acquisition during the current year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $32.4 million to $61.9 million for the six months ended June 30, 2026 as compared to $29.5 million in the corresponding prior year period. The increase in net cash used in financing activities was primarily driven by net repayments of $32.5 million on the Revolving Facility and an increase in repayments of finance lease liabilities of $2.8 million. These increases in the current year period were partially offset by lower cash remittances of $1.9 million for taxes related to vestings on equity classified awards.
Dividends
On April 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on June 2, 2026, to stockholders of record on May 15, 2026.
Additionally, on July 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on September 2, 2026, to stockholders of record on August 17, 2026.
Covenants
As of June 30, 2026, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 7 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Six Months Ended June 30,
	2026	2025

	(Dollars in millions)
Ongoing capital	$32.9	$9.5
Expansion capital	—	8.0
Total capital expenditures(1)	$32.9	$17.5
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies and Estimates
There have been no significant changes to our accounting policies or estimates during the three months ended June 30, 2026 compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at June 30, 2026.
Item 1A. Risk Factors
There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of June 30, 2026, $96.3 million remains available under the authorized repurchase program.
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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, filed with the Securities and Exchange Commission on July 30, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	July 30, 2026	By:	/s/ Karl A. Zabiello
Karl A. Zabiello
Vice President and Chief Accounting Officer and Treasurer (Duly Authorized Officer) (Principal Accounting Officer)