Form 10-Q
period 2026-09-30
SunCoke Energy, Inc.
filed 2026-10-27
CIK 1514705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
 _____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 23, 2026, there were 84,874,850 shares of the Registrant’s Common Stock, par value $0.01 per share outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
SunCoke Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars and shares in millions, except per share amounts)
Revenues
Sales and other operating revenue	$485.9	$487.0	$1,416.3	$1,357.1
Costs and operating expenses
Cost of products sold and operating expenses	382.3	407.9	1,132.7	1,145.3
Selling, general and administrative expenses	27.7	28.3	92.2	63.6
Other income, net	(6.9)	—	(9.6)	—
Depreciation and amortization expense	42.2	37.4	127.0	94.8
Total costs and operating expenses	445.3	473.6	1,342.3	1,303.7
Operating income	40.6	13.4	74.0	53.4
Interest expense, net	8.5	8.4	25.7	19.0
Income before income tax expense (benefit)	32.1	5.0	48.3	34.4
Income tax expense (benefit)	8.3	(18.8)	12.3	(12.3)
Net income	23.8	23.8	36.0	46.7
Less: Net income attributable to noncontrolling interests	2.0	1.6	5.5	5.3
Net income attributable to SunCoke Energy, Inc.	$21.8	$22.2	$30.5	$41.4
Earnings attributable to SunCoke Energy, Inc. per common share:
Basic	$0.25	$0.26	$0.36	$0.48
Diluted	$0.25	$0.26	$0.36	$0.48
Weighted average number of common shares outstanding:
Basic	85.7	85.6	85.7	85.5
Diluted	86.2	85.7	85.9	85.6
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Net income	$23.8	$23.8	$36.0	$46.7
Other comprehensive income (loss):
Reclassification of prior service benefit and actuarial loss amortization to earnings, net of tax	—	(0.1)	(0.2)	(0.3)
Currency translation adjustment	(0.4)	6.3	(1.0)	6.9
Other	0.6	—	(0.3)	—
Comprehensive income	24.0	30.0	34.5	53.3
Less: Comprehensive income attributable to noncontrolling interests	2.0	1.6	5.5	5.3
Comprehensive income attributable to SunCoke Energy, Inc.	$22.0	$28.4	$29.0	$48.0
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
	(Dollars in millions, except par value amounts)
Assets
Cash and cash equivalents	$57.6	$88.7
Receivables (net of allowances of $0.3 million and $11.1 million at September 30, 2026 and December 31, 2025, respectively)	208.9	111.5
Inventories	180.6	219.9
Income tax receivable	7.4	24.1
Other current assets	18.8	18.8
Total current assets	473.3	463.0
Properties, plants and equipment (net of accumulated depreciation of $1,615.2 million and $1,497.4 million at September 30, 2026 and December 31, 2025, respectively)	1,129.9	1,202.7
Goodwill	59.5	55.6
Intangible assets, net	41.6	44.0
Deferred charges and other assets	28.3	24.6
Total assets	$1,732.6	$1,789.9
Liabilities and Equity
Accounts payable	$147.2	$157.3
Accrued liabilities	79.3	60.8
Interest payable	6.1	1.4
Total current liabilities	232.6	219.5
Long-term debt	600.8	685.5
Accrual for black lung benefits	11.9	11.7
Retirement benefit liabilities	7.0	7.3
Deferred income taxes	199.0	190.3
Asset retirement obligations	19.2	18.1
Long-term financing lease liability	2.5	2.6
Other deferred credits and liabilities	33.0	28.8
Total liabilities	1,106.0	1,163.8
Equity
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no issued shares at both September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value. Authorized 300,000,000 shares; issued 100,279,332 and 100,069,991 shares at September 30, 2026 and December 31, 2025, respectively	1.0	1.0
Treasury stock, 15,404,482 shares at both September 30, 2026 and December 31, 2025	(184.0)	(184.0)
Additional paid-in capital	735.3	732.2
Accumulated other comprehensive loss	(5.7)	(4.2)
Retained earnings	51.6	52.3
Total SunCoke Energy, Inc. stockholders’ equity	598.2	597.3
Noncontrolling interest	28.4	28.8
Total equity	626.6	626.1
Total liabilities and equity	$1,732.6	$1,789.9
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(Dollars in millions)
Cash Flows from Operating Activities
Net income	$36.0	$46.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127.0	94.8
Deferred income tax expense	8.7	1.2
Share-based compensation expense	4.2	2.0
Changes in working capital pertaining to operating activities:
Receivables, net	(99.9)	6.7
Inventories	38.1	(24.9)
Accounts payable	(8.0)	(17.3)
Accrued liabilities	18.5	(20.3)
Interest payable	4.7	7.5
Income taxes	17.2	(24.8)
Other operating activities	(6.2)	(19.1)
Net cash provided by operating activities	140.3	52.5
Cash Flows from Investing Activities
Capital expenditures	(53.8)	(43.0)
Acquisition of Phoenix Global, net of cash acquired	1.8	(271.5)
Other investing activities	8.4	(0.5)
Net cash used in investing activities	(43.6)	(315.0)
Cash Flows from Financing Activities
Proceeds from revolving facility	289.5	272.0
Repayment of revolving facility	(375.5)	(73.0)
Debt issuance costs	—	(2.0)
Dividends paid	(31.0)	(31.2)
Cash distribution to noncontrolling interests	(5.9)	(5.9)
Repayment of finance lease liabilities	(3.8)	(4.0)
Other financing activities	(1.1)	(3.0)
Net cash (used in) provided by financing activities	(127.8)	152.9
Effect of translation changes on cash	—	0.4
Net decrease in cash and cash equivalents	(31.1)	(109.2)
Cash and cash equivalents at beginning of period	88.7	189.6
Cash and cash equivalents at end of period	$57.6	$80.4
Supplemental Disclosure of Cash Flow Information
Interest paid	$21.5	$13.1
Income taxes paid, net of refunds of $18.7 million and $5.0 million, respectively	$(13.9)	$11.3
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2026
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2026	100,279,332	$1.0	15,404,482	$(184.0)	$734.2	$(5.9)	$40.3	$585.6	$27.9	$613.5
Net income	—	—	—	—	—	—	21.8	21.8	2.0	23.8
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2	—	0.2
Share-based compensation	—	—	—	—	1.1	—	—	1.1	—	1.1
Dividends	—	—	—	—	—	—	(10.5)	(10.5)	—	(10.5)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1.5)	(1.5)
At September 30, 2026	100,279,332	$1.0	15,404,482	$(184.0)	$735.3	$(5.7)	$51.6	$598.2	$28.4	$626.6
SunCoke Energy, Inc.
Consolidated Statements of Equity
Three Months Ended September 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At June 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.6	$(7.3)	$136.4	$677.7	$29.3	$707.0
Net income	—	—	—	—	—	—	22.2	22.2	1.6	23.8
Other comprehensive income, net of tax	—	—	—	—	—	6.2	—	6.2	—	6.2
Share-based compensation	—	—	—	—	0.2	—	—	0.2	—	0.2
Dividends	—	—	—	—	—	—	(10.4)	(10.4)	—	(10.4)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
At September 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.8	$(1.1)	$148.2	$695.9	$30.2	$726.1
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2026
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$732.2	$(4.2)	$52.3	$597.3	$28.8	$626.1
Net income	—	—	—	—	—	—	30.5	30.5	5.5	36.0
Other comprehensive income, net of tax	—	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Share-based compensation	—	—	—	—	4.2	—	—	4.2	—	4.2
Share issuances, net of shares withheld for taxes	209,341	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Dividends	—	—	—	—	—	—	(31.2)	(31.2)	—	(31.2)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.9)	(5.9)
At September 30, 2026	100,279,332	$1.0	15,404,482	$(184.0)	$735.3	$(5.7)	$51.6	$598.2	$28.4	$626.6
SunCoke Energy, Inc.
Consolidated Statements of Equity
Nine Months Ended September 30, 2025
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total SunCoke Energy, Inc. Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

	(Dollars in millions)
At December 31, 2024	99,756,420	$1.0	15,404,482	$(184.0)	$732.8	$(7.7)	$138.1	$680.2	$30.8	$711.0
Net income	—	—	—	—	—	—	41.4	41.4	5.3	46.7
Other comprehensive income, net of tax	—	—	—	—	—	6.6	—	6.6	—	6.6
Share-based compensation	—	—	—	—	2.0	—	—	2.0	—	2.0
Share issuances, net of shares withheld for taxes	313,571	—	—	—	(3.0)	—	—	(3.0)	—	(3.0)
Dividends	—	—	—	—	—	—	(31.3)	(31.3)	—	(31.3)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(5.9)	(5.9)
At September 30, 2025	100,069,991	$1.0	15,404,482	$(184.0)	$731.8	$(1.1)	$148.2	$695.9	$30.2	$726.1
(See accompanying notes to the consolidated financial statements)

SunCoke Energy, Inc.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim reporting. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2026 are not necessarily indicative of the operating results expected for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Update to Reportable Segments
Prior to the acquisition of Phoenix Global, the Company consisted of three reportable segments, Domestic Coke, Brazil Coke and Logistics. Following the acquisition, the Company now consists of two reportable segments, Domestic Coke and Industrial Services. Accordingly, the Company has recast all segment information for all prior periods presented herein to reflect this change. See Note 12 – Business Segment Information for further detail.
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
The allocation of the purchase price to the identifiable assets acquired and liabilities assumed for the Phoenix Global acquisition has been finalized. Subsequent to the preliminary purchase price allocation disclosed as of June 30, 2026, the Company recorded measurement period adjustments primarily related to working capital. Accrued liabilities increased by approximately $4.3 million.
The following table sets forth the components and the allocation of the purchase price and summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Fair Value	(Dollars in millions)
Purchase consideration	$294.0
Cash and cash equivalents	24.3
Accounts receivable	44.0
Inventories	10.9
Other current assets	15.0
Property, plants, and equipment	203.4
Right-of-use assets	29.2
Intangible assets	20.2
Accounts payable	(21.5)
Accrued liabilities	(31.8)
Short-term financing lease liability	(11.0)
Short-term operating lease liability	(0.9)
Long-term financing lease liability	(5.8)
Long-term operating lease liability	(2.2)
Deferred income taxes	(16.0)
Other deferred credits and liabilities	(19.9)
Net identifiable assets acquired	$237.9
Goodwill	$56.1
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
The Company amortizes its intangible assets over their estimated useful lives. The fair values allocated to the identifiable intangible assets and their useful lives are as follows:

Intangible assets	Fair value	Weighted average useful life in years
Customer Relationships	14.4	12
Trade Name	5.8	10
Total identifiable intangible assets	20.2

Acquisition-related costs
Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities and due diligence. The Company incurred acquisition-related costs of zero and $0.2 million during the three and nine months ended September 30, 2026, respectively, and $4.1 million and $9.7 million during the three and nine months ended September 30, 2025, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
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
The following table summarizes Phoenix Global’s revenue and earnings included in the accompanying Consolidated Statements of Operations from the Acquisition Date through September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(Dollars in millions)
Total revenue	$48.5	$48.5
Net loss	$2.1	$2.1
Supplemental pro forma financial information
The unaudited pro forma financial information included in the table below represents a summary of the consolidated results of operations for the three and nine months ended September 30, 2025, assuming the acquisition had been completed as of January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments.
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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

	(Dollars in millions)
Total revenue	$511.3	$1,520.6
Net income	$1.0	$9.4
3. Inventories
These components of inventories at September 30, 2026 and December 31, 2025, respectively, were as follows:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
Coal	$95.3	$116.5
Coke	19.6	39.7
Materials, supplies and other	65.7	63.7
Total inventories	$180.6	$219.9

4. Properties, Plants, and Equipment
The components of net properties, plants and equipment were as follows:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Coke and energy plant, machinery and equipment	$2,078.3	$2,047.2
Industrial services plant, machinery and equipment	424.1	419.8
Land and land improvements	114.0	116.7
Construction-in-progress	64.0	64.4
Other	64.7	52.0
Gross investment, at cost	2,745.1	2,700.1
Less: accumulated depreciation	(1,615.2)	(1,497.4)
Total properties, plants and equipment, net	$1,129.9	$1,202.7
During the nine months ended September 30, 2026, the Company recognized property insurance recoveries of $6.9 million related to a 2023 flood event at our Jewell cokemaking facility, as well as a net gain of $2.7 million related to assets sold in connection with the planned closure of certain Phoenix Global operating sites, which are recorded within Other income, net on the Consolidated Statements of Operations.
5. Goodwill and Other Intangible Assets
The Company's goodwill at September 30, 2026 and December 31, 2025, by segment, is summarized below:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
Domestic Coke	$3.4	$3.4
Industrial Services	56.1	52.2
Total	$59.5	$55.6
Intangible assets, net, includes the intangibles detailed in the table below, excluding fully amortized intangible assets.

		September 30, 2026			December 31, 2025
	Weighted - Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

		(Dollars in millions)
Customer relationships	11	$14.4	$1.3	$13.1	$14.4	$0.4	$14.0
Trade names	9	5.8	0.6	5.2	5.8	0.2	5.6
Permits	16	31.7	9.7	22.0	31.7	8.6	23.1
Other	24	1.6	0.3	1.3	1.6	0.3	1.3
Total		$53.5	$11.9	$41.6	$53.5	$9.5	$44.0
Total amortization expense for intangible assets subject to amortization was $0.8 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
6. Income Taxes
At the end of each interim period, we make our best estimate of the annual effective tax rate and the impact of discrete items, if any, and adjust the rate as necessary.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Income before income tax expense (benefit)	$32.1	$5.0	$48.3	$34.4
Income tax expense (benefit)	8.3	(18.8)	12.3	(12.3)
Effective tax rate	25.9%	(376.0)%	25.5%	(35.8)%
The Company's effective tax rate was 25.9 percent and 25.5 percent for the three and nine months ended September 30, 2026, respectively, and (376.0) percent and (35.8) percent for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the Company’s effective tax rate differed from the federal statutory rate of 21.0 percent primarily due to state and foreign taxes and a valuation allowance recorded against unused foreign tax credits, partially offset by earnings attributable to the Company’s noncontrolling ownership interests in a partnership that are not subject to tax.
During the three and nine months ended September 30, 2025, as part of tax planning, SunCoke conducted an analysis with respect to the Company’s capital investments under Section 48 of the Internal Revenue Code, which resulted in a net tax benefit of $20.7 million. The benefit was partially offset by $1.9 million in nondeductible transaction costs in connection with the acquisition of Phoenix Global. Before the impact of the discrete items mentioned above, the Company’s effective tax rate was 18.3 percent and 20.8 percent for the three and nine months ended September 30, 2025, respectively. The difference between the Company’s effective tax rates and federal statutory rate of 21.0 percent reflect the impact of state taxes, compensation deduction limitation under Section 162(m) of the Internal Revenue Code and a valuation allowance established for unused foreign tax credits, offset by earnings attributable to its noncontrolling ownership interests in a partnership.
7. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
Accrued benefits	$32.7	$25.1
Current portion of postretirement benefit obligation	1.0	1.0
Other taxes payable	20.8	16.6
Current portion of black lung liability	0.9	0.9
Short-term operating lease liabilities	3.2	2.8
Short-term financing lease liabilities	1.9	3.8
Other	18.8	10.6
Total accrued liabilities	$79.3	$60.8
8. Debt
Total debt consisted of the following:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
4.875 percent senior notes, due 2029	$500.0	$500.0
$325.0 Revolving Facility, due 2030	107.0	193.0
Total borrowings	$607.0	$693.0
Debt issuance costs	(6.2)	(7.5)
Total long-term debt	$600.8	$685.5
Revolving Facility
As of September 30, 2026, the Revolving Facility had an outstanding balance of $107.0 million, leaving $218.0 million available. Additionally, the Company has certain letters of credit totaling $5.7 million, which does not reduce the Revolving Facility's available balance.

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
As of September 30, 2026, the Company was in compliance with all applicable debt covenants. We do not anticipate violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing.
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
Certain assets and liabilities are measured at fair value on a recurring basis. The Company's cash and cash equivalents were measured at fair value at September 30, 2026 and December 31, 2025 based on quoted prices in active markets for identical assets. These inputs are classified as Level 1 within the valuation hierarchy.

Certain Financial Assets and Liabilities not Measured at Fair Value
At September 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt was estimated to be $580.7 million and $656.7 million, respectively, compared to a carrying amount of $607.0 million and $693.0 million, respectively. The fair value was estimated by management based upon estimates of debt pricing provided by financial institutions, which are considered Level 2 inputs.
11. Revenue from Contracts with Customers
Cokemaking
As of September 30, 2026, our coke sales agreements have approximately 16.2 million tons of unsatisfied or partially unsatisfied performance obligations, which are expected to be delivered over a weighted average remaining contract term of approximately eight years.
Industrial Services
The following table provides estimated fixed fee and take-or-pay revenue for unsatisfied or partially unsatisfied performance obligations from all of our multi-year industrial services contracts as of September 30, 2026, which are expected to be recognized over approximately the next 11 years.

(Dollars in millions)

2026-2028	$264.0
2029-2031	157.6
2032-thereafter	84.2
Total estimated fixed fee and take-or-pay revenue	$505.8
Disaggregated Sales and Other Operating Revenue
The following table provides disaggregated sales and other operating revenue by product or service, excluding intersegment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cokemaking	$364.3	$398.5	$1,072.2	$1,187.0
Energy	14.3	14.2	34.1	39.5
Industrial Services	92.6	63.8	275.1	99.8
Operating and licensing fees	9.7	9.2	27.1	25.6
Other	5.0	1.3	7.8	5.2
Sales and other operating revenue	$485.9	$487.0	$1,416.3	$1,357.1
The following table provides disaggregated sales and other operating revenue by customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Cliffs Steel	$318.6	$282.7	$873.6	$832.7
U.S. Steel	66.6	67.1	197.9	187.4
Other	100.7	137.2	344.8	337.0
Sales and other operating revenue	$485.9	$487.0	$1,416.3	$1,357.1

The following table provides disaggregated sales and other operating revenue by domestic and international:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Sales and other operating revenue:
Domestic	$459.1	$464.4	$1,338.1	$1,318.1
International	26.8	22.6	78.2	39.0
Sales and other operating revenue	$485.9	$487.0	$1,416.3	$1,357.1
12. Business Segment Information
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
In considering the financial performance of the business, the Chief Operating Decision Maker (“CODM”), who is the Company’s President and Chief Executive Officer, evaluates the performance of its segments based on Adjusted EBITDA reportable segments, which is defined as earnings before interest, taxes, depreciation and amortization, adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on foreign currency derivative instruments assumed as part of the acquisition of Phoenix Global, site closure costs and recoveries, property insurance recoveries, transaction costs and/or corporate/other expenses (“Adjusted EBITDA reportable segments”). The CODM uses this measure to help determine the allocation of costs and resources to our reportable segments. Additionally, other companies may calculate Adjusted EBITDA reportable segments differently than we do, limiting its usefulness as a comparative measure.

The following tables include Adjusted EBITDA reportable segments, as defined above, which is a measure of segment profit or loss reported to the CODM for purposes of allocating resources to the segments and assessing their performance.

	Three Months Ended September 30, 2026
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$379.4	$96.8	$476.2
Intersegment revenues	—	5.1	5.1
Net revenues	379.4	101.9	481.3

Reconciliation of revenue
Corporate and Other			9.7
Elimination of intersegment revenues			(5.1)
Total consolidated revenues			485.9

Less:(1)
Operating and maintenance expense	72.5	60.4
Cost of products sold and other expenses(2)	248.1	—
Selling, general and administrative expenses	7.7	9.4
Adjusted EBITDA reportable segments	51.1	32.1	83.2
Depreciation and amortization expense			42.2
Interest expense, net(3)			8.5
Restructuring costs(4)			1.7
Site closure costs and recoveries, net(5)			(0.9)
Property insurance recoveries(6)			(6.9)
Other corporate expenses(7)			6.5
Income before income tax expense			$32.1
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $8.5 million reflects (i) consolidated interest expense of $8.9 million and (ii) consolidated interest income of $0.4 million.
(4)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global within the Industrial Services reportable segment.
(5)Reflects costs and recoveries associated with the shutdown of our Haverhill I cokemaking facility within the Domestic Coke reportable segment and the closure of certain Phoenix Global operating sites within the Industrial Services reportable segment.
(6)Reflects property insurance recoveries related to a 2023 flood event at our Jewell cokemaking facility.
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

	Nine Months Ended September 30, 2026
	(Dollars in millions)
	Domestic Coke	Industrial Services	Total
Sales and other operating revenue	$1,108.6	$280.6	$1,389.2
Intersegment revenues	—	16.4	16.4
Net revenues	1,108.6	297.0	1,405.6

Reconciliation of revenue
Corporate and Other			27.1
Elimination of intersegment revenues			(16.4)
Total consolidated revenues			1,416.3

Less:(1)
Operating and maintenance expense	221.6	176.7
Cost of products sold and other expenses(2)	733.1	—
Selling, general and administrative expenses	25.0	27.6
Adjusted EBITDA reportable segments	128.9	92.7	221.6
Depreciation and amortization expense			127.0
Interest expense, net(3)			25.7
Loss on derivative forward contracts			0.3
Restructuring costs(4)			2.3
Site closure costs and recoveries, net(5)			5.9
Property insurance recoveries(6)			(6.9)
Other corporate expenses(7)			19.0
Income before income tax expense			$48.3
(1)The significant expense categories and amounts align with segment-level information that is regularly provided to the CODM.
(2)Cost of products sold and other expenses includes coal and transportation costs.
(3)Interest expense, net of $25.7 million reflects (i) consolidated interest expense of $28.2 million and (ii) consolidated interest income of $2.5 million.
(4)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global within the Industrial Services reportable segment.
(5)Reflects costs and recoveries associated with the shutdown of our Haverhill I cokemaking facility within the Domestic Coke reportable segment and the closure of certain Phoenix Global operating sites within the Industrial Services reportable segment.
(6)Reflects property insurance recoveries related to a 2023 flood event at our Jewell cokemaking facility.
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

The following table sets forth the Company’s depreciation and amortization expense as well as its capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Depreciation and amortization expense:
Domestic Coke	$21.7	$24.4	$67.9	$74.4
Industrial Services	19.9	12.4	57.3	18.7
Total reportable segments	$41.6	$36.8	$125.2	$93.1
Corporate and Other	0.6	0.6	1.8	1.7
Total depreciation and amortization expense	$42.2	$37.4	$127.0	$94.8

Capital expenditures:
Domestic Coke	$12.0	$10.6	$27.1	$17.2
Industrial Services	7.6	14.9	24.3	25.6
Total reportable segments	$19.6	$25.5	$51.4	$42.8
Corporate and Other	1.3	—	2.4	0.2
Total capital expenditures	$20.9	$25.5	$53.8	$43.0
The following table sets forth the Company's segment assets:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
Segment assets:
Domestic Coke	$1,156.7	$1,174.5
Industrial Services	517.6	544.3
Total reportable segments	$1,674.3	$1,718.8
Corporate and Other	58.3	71.1
Total assets	$1,732.6	$1,789.9
The following table sets forth the Company's segment assets disaggregated by domestic and international:

	September 30, 2026	December 31, 2025

	(Dollars in millions)
Assets:
Domestic	$1,595.9	$1,650.9
International	136.7	139.0
Total assets	$1,732.6	$1,789.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report on Form 10-Q”) contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expected future developments, expectations and intentions, and they involve known and unknown risks that are difficult to predict. As a result, our future results and financial condition may differ materially from those we currently anticipate as a result of the factors we describe in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), and as updated in this Quarterly Report on Form 10-Q, and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Additionally, please see our “Cautionary Statement Concerning Forward-Looking Statements” located elsewhere in this Quarterly Report on Form 10-Q.
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
Third Quarter Key Financial Results
Our consolidated results of operations were as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Adjusted EBITDA(1)	$76.9	$59.1	$17.8	$203.0	$162.5	$40.5
Net income	$23.8	$23.8	$—	$36.0	$46.7	$(10.7)
Net cash provided by operating activities	$94.8	$9.2	$85.6	$140.3	$52.5	$87.8
(1)See the “Non-GAAP Financial Measures” section for both the definition of Adjusted EBITDA and the reconciliation from GAAP to the non-GAAP measurement.
Operating results for the three months ended September 30, 2026 reflect one additional month of Phoenix Global results, the mix of contracted and non-contracted blast coke sales, favorable coal-to-coke yields, and higher terminals handling volumes, partially offset by lower volumes due to the shutdown of our Haverhill I cokemaking facility. Operating results for the nine months ended September 30, 2026 reflect seven additional months of Phoenix Global results, the mix of contracted and non-contracted blast coke sales, favorable coal-to-coke yields, and higher terminals handling volumes, partially offset by lower volumes due to the shutdown of our Haverhill I cokemaking facility and lower energy revenues due to the turbine failure at our Middletown cokemaking facility.
Net income for the three months ended September 30, 2026 is consistent with the prior year period due to the favorable operating results discussed above and an insurance recovery from a 2023 flood event at our Jewell cokemaking facility, offset by the absence of an income tax benefit related to capital investment tax credits recognized in the prior year and higher depreciation and amortization expense as a result of the inclusion of Phoenix Global results. Net income for the nine months ended September 30, 2026 decreased compared to the same prior year period driven by the absence of an income tax benefit related to capital investment tax credits recognized in the prior year, higher interest expense due to higher Revolving Facility borrowings and higher depreciation and amortization expense as a result of the inclusion of Phoenix Global results, partially offset by the favorable operating results discussed above and an insurance recovery from a 2023 flood event at our Jewell cokemaking facility.
Operating cash flows during the current period compared to the prior year periods primarily reflect the favorable operating results discussed above, payments in the prior year period to settle liabilities assumed as part of the acquisition of Phoenix Global and an increase in income tax receivables related to capital investment tax credits in the prior year period. Additionally, the increase in operating cash flows during the nine months ended September 30, 2026 was partially offset by the timing of customer payments.
See detailed analysis of the quarter's results throughout this MD&A.

Recent Developments
•Haverhill I Shutdown. In the first quarter of 2026, the Company completed the shutdown of its Haverhill I cokemaking facility.
•Algoma Steel Settlement. In October 2026, the Company reached a settlement agreement related to our claim against Algoma Steel.
Results of Operations
The following table sets forth amounts from the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Revenues
Sales and other operating revenue	$485.9	$487.0	$(1.1)	$1,416.3	$1,357.1	$59.2
Costs and operating expenses
Cost of products sold and operating expenses	382.3	407.9	(25.6)	1,132.7	1,145.3	(12.6)
Selling, general and administrative expenses	27.7	28.3	(0.6)	92.2	63.6	28.6
Other income, net	(6.9)	—	(6.9)	(9.6)	—	(9.6)
Depreciation and amortization expense	42.2	37.4	4.8	127.0	94.8	32.2
Total costs and operating expenses	445.3	473.6	(28.3)	1,342.3	1,303.7	38.6
Operating income	40.6	13.4	27.2	74.0	53.4	20.6
Interest expense, net	8.5	8.4	0.1	25.7	19.0	6.7
Income before income tax expense (benefit)	32.1	5.0	27.1	48.3	34.4	13.9
Income tax expense (benefit)	8.3	(18.8)	27.1	12.3	(12.3)	24.6
Net income	23.8	23.8	—	36.0	46.7	(10.7)
Less: Net income attributable to noncontrolling interests	2.0	1.6	0.4	5.5	5.3	0.2
Net income attributable to SunCoke Energy, Inc.	$21.8	$22.2	$(0.4)	$30.5	$41.4	$(10.9)
Sales and Other Operating Revenue. Sales and other operating revenue decreased for the three months ended September 30, 2026 compared to the same prior year period, driven by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements, mostly offset by one additional month of Phoenix Global results and higher terminals handling volumes. Sales and other operating revenue increased for the nine months ended September 30, 2026 compared to the same prior year period, driven by the inclusion of seven additional months of Phoenix Global results and higher terminals handling volumes, partially offset by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility, lower energy revenues due to the turbine failure at our Middletown cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements.
Costs of Products Sold and Operating Expenses. Costs of products sold and operating expenses decreased for the three and nine months ended September 30, 2026 compared to the same prior year periods driven by lower volumes as a result of the shutdown of our Haverhill I cokemaking facility and the pass-through of lower coal prices on our long-term, take-or-pay agreements, partially offset by one and seven additional months of Phoenix Global results, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended September 30, 2026 as compared to the same prior year period driven by the absence of transaction costs related to the acquisition of Phoenix Global, partially offset by the inclusion of one additional month of Phoenix Global costs and higher employee-related costs. Selling, general and administrative expenses increased during the nine months ended September 30, 2026 as compared to the same prior year period reflecting the inclusion of seven additional months of Phoenix Global costs, higher employee-related costs and costs incurred associated with the shutdown of our Haverhill I cokemaking facility, partially offset by the absence of transaction costs related to the acquisition of Phoenix Global.

Other income, net. Other income increased during the three and nine months ended September 30, 2026 as compared to the same prior year periods driven by property insurance recoveries of $6.9 million related to a 2023 flood event at our Jewell Cokemaking facility. Additionally, other income during the nine months ended September 30, 2026 reflects a gain of $2.7 million related to assets sold in connection with the planned closure of certain Phoenix Global operating sites.
Depreciation and Amortization Expense. The increase to depreciation and amortization expense for the three and nine months ended September 30, 2026 as compared to the same prior year periods reflects the inclusion of one and seven additional months of Phoenix Global's expenses in the current year periods, respectively.
Interest Expense, Net. Interest expense, net, increased during the three and nine months ended September 30, 2026 as compared to the same prior year periods as a result of interest incurred on higher Revolving Facility borrowings.
Income Tax Expense. Income tax expense increased during the three and nine months ended September 30, 2026 compared to the same prior year periods as a result of the absence of an income tax benefit related to capital investment tax credits recognized in the prior year and higher pretax income. See Note 6 Income Taxes to our consolidated financial statements for further detail.
Noncontrolling Interest. Net income attributable to noncontrolling interests represents a 14.8 percent third-party interest in our Indiana Harbor cokemaking facility and fluctuates with the financial performance of that facility.
Results of Reportable Business Segments
Following the acquisition of Phoenix Global and as discussed in Note 12 Business Segment Information, we updated our reportable segments and have recast all segment information for all prior periods presented herein to reflect this change.
We report our business results through two reportable segments:
•Domestic Coke consists of our Jewell facility, located in Virginia, our Indiana Harbor facility, located in Indiana, our Granite City facility located in Illinois, and our Middletown and Haverhill II facilities located in Ohio.
•Industrial Services consists of logistics terminals including Convent Marine Terminal, located in Louisiana, Kanawha River Terminal, located in West Virginia, and Lake Terminal, located in Indiana. Lake Terminal is located adjacent to our Indiana Harbor cokemaking facility. Additionally, Industrial Services includes fifteen molten slag removal, handling and processing operating sites across the United States, Brazil, Slovakia and Spain.
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

Segment Financial and Operating Data
The following tables set forth financial and operating data by segment:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025		2026	2025

	(Dollars in millions)
Sales and Other Operating Revenues:
Domestic Coke	$379.4	$413.8	$(34.4)	$1,108.6	$1,230.0	$(121.4)
Industrial Services	96.8	64.1	32.7	280.6	101.6	179.0
Industrial Services intersegment sales	5.1	5.3	(0.2)	16.4	16.8	(0.4)
Elimination of intersegment sales	(5.1)	(5.3)	0.2	(16.4)	(16.8)	0.4
Total sales and other operating revenue reportable segments	$476.2	$477.9	$(1.7)	$1,389.2	$1,331.6	$57.6
Corporate and Other, net(1)	9.7	9.1	0.6	27.1	25.5	1.6
Total sales and other operating revenue	$485.9	$487.0	$(1.1)	$1,416.3	$1,357.1	$59.2
Adjusted EBITDA:
Domestic Coke	$51.1	$44.0	$7.1	$128.9	$134.4	$(5.5)
Industrial Services	32.1	18.2	13.9	92.7	39.6	53.1
Total Adjusted EBITDA reportable segments	83.2	62.2	21.0	221.6	174.0	47.6
Corporate and Other, net(1)	(6.3)	(3.1)	(3.2)	(18.6)	(11.5)	(7.1)
Total Adjusted EBITDA(2)	$76.9	$59.1	$17.8	$203.0	$162.5	$40.5
Domestic Coke Operating Data:
Domestic Coke capacity utilization(3)	99%	97%	2%	98%	94%	4%
Domestic Coke production volumes (thousands of tons)	879	982	(103)	2,549	2,834	(285)
Domestic Coke sales volumes (thousands of tons)	875	951	(76)	2,595	2,792	(197)
Domestic Coke Adjusted EBITDA per ton(4)	$58.40	$46.27	$12.13	$49.67	$48.14	$1.53
Industrial Services Operating Data:
Terminals handling volumes (thousands of tons)	6,424	5,235	1,189	18,740	15,704	3,036
Steel customer volumes serviced (thousands of tons)	5,864	3,825	2,039	17,190	3,825	13,365
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
(4)Reflects Domestic Coke Adjusted EBITDA divided by Domestic Coke sales volumes.

Analysis of Segment Results
Domestic Coke
The following table sets forth year-over-year changes in the Domestic Coke segment's sales and other operating revenues and Adjusted EBITDA results:

	Three Months Ended September 30, 2026 vs. 2025		Nine Months Ended September 30, 2026 vs. 2025
	Sales and other operating revenue	Adjusted EBITDA	Sales and other operating revenue	Adjusted EBITDA

	(Dollars in millions)
Prior year period	$413.8	$44.0	$1,230.0	$134.4
Volume(1)	(29.6)	(6.0)	(76.3)	(17.6)
Price(2)	(4.6)	12.0	(38.3)	22.4
Operating and maintenance costs	N/A	2.3	N/A	0.6
Energy and other(3)	(0.2)	(1.2)	(6.8)	(10.9)
Current year period	$379.4	$51.1	$1,108.6	$128.9
(1)Volumes during the three and nine months ended September 30, 2026 decreased due to the shutdown of our Haverhill I cokemaking facility.
(2)The pass-through of lower coal prices decreased sales and other operating revenue during the three and nine months ended September 30, 2026. Adjusted EBITDA for the three and nine months ended September 30, 2026 increased due to favorable coal-to-coke yields and higher pricing driven by the mix of contracted and non-contracted blast coke sales in the current year period.
(3)Energy and other during the three months ended September 30, 2026 was consistent with the prior year period. Energy and other during the nine months ended September 30, 2026 decreased due to the turbine failure at our Middletown cokemaking facility, partially offset by favorable pricing during the current year period.
Industrial Services
During the three and nine months ended September 30, 2026, sales and other operating revenues, exclusive of intersegment sales, were $96.8 million and $280.6 million, respectively, compared to $64.1 million and $101.6 million, respectively, in the corresponding prior year periods. Adjusted EBITDA, inclusive of the impact of intersegment transactions, during the three and nine months ended September 30, 2026 was $32.1 million and $92.7 million, respectively, compared to $18.2 million and $39.6 million, respectively, in the corresponding prior year periods. Industrial services results increased during the current year periods due to the inclusion of an additional one and seven months of Phoenix Global results, respectively, and higher terminals handling volumes.
Corporate and Other
Corporate and Other Adjusted EBITDA represented a loss of $6.3 million and $18.6 million, respectively, for the three and nine months ended September 30, 2026, compared to a loss of $3.1 million and $11.5 million, respectively, in the corresponding prior year periods. The three and nine months ended September 30, 2026 reflect higher employee related expenses.
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
The Company evaluates the performance of its segments based on segment Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for any impairments, restructuring costs, gains or losses on extinguishment of debt, gains or losses on foreign currency derivative instruments assumed as part of the acquisition of Phoenix Global, site closure costs and recoveries, property insurance recoveries and/or transaction costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA do not represent and should not be considered alternatives to net income or operating income under GAAP and may not be comparable to other similarly titled measures in other businesses.

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
Reconciliation of Non-GAAP Financial Measures
Below is a reconciliation of Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in millions)
Net income	$23.8	$23.8	$36.0	$46.7
Add:
Depreciation and amortization expense	42.2	37.4	127.0	94.8
Interest expense, net	8.5	8.4	25.7	19.0
Income tax expense (benefit)	8.3	(18.8)	12.3	(12.3)
Loss on derivative forward contracts	—	0.7	0.3	0.7
Restructuring costs(1)	1.7	3.0	2.3	3.5
Transaction costs(2)	0.2	4.6	0.4	10.1
Site closure costs and recoveries, net(3)	(0.9)	—	5.9	—
Property insurance recoveries(4)	(6.9)	—	(6.9)	—
Adjusted EBITDA	$76.9	$59.1	$203.0	$162.5
(1)Restructuring costs include severance and other related charges primarily associated with the acquisition of Phoenix Global.
(2)Reflects costs incurred related to the acquisition of Phoenix Global and the granulated pig iron project with U.S. Steel.
(3)Reflects costs and recoveries associated with the shutdown of our Haverhill I cokemaking facility and the closure of certain Phoenix Global operating sites.
(4)Reflects property insurance recoveries related to a 2023 flood event at our Jewell cokemaking facility.
Liquidity and Capital Resources
Our primary liquidity needs are to fund working capital and investments, service our debt, maintain cash reserves and replace partially or fully depreciated assets and other capital expenditures. Our sources of liquidity include cash generated from operations, borrowings under our Revolving Facility and, from time to time, debt and equity offerings. We believe our current resources are sufficient to meet our working capital requirements for our current business for at least the next 12 months and thereafter for the foreseeable future. As of September 30, 2026, we had $57.6 million of cash and cash equivalents and $218.0 million of borrowing availability under our Revolving Facility.
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

Cash Flow Summary
The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	(Dollars in millions)
Net cash provided by operating activities	$140.3	$52.5
Net cash used in investing activities	(43.6)	(315.0)
Net cash (used in) provided by financing activities	(127.8)	152.9
Effect of translation changes on cash	—	0.4
Net decrease in cash and cash equivalents	$(31.1)	$(109.2)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $87.8 million to $140.3 million for the nine months ended September 30, 2026 as compared to $52.5 million in the corresponding prior year period. The increase primarily reflects favorable operating results, payments in the prior year period to settle liabilities assumed as part of the acquisition of Phoenix Global and an increase in income tax receivables related to capital investment tax credits in the prior year period, partially offset by the timing of customer payments in the current year period.
Cash Flows from Investing Activities
Net cash used in investing activities decreased by $271.4 million to $43.6 million for the nine months ended September 30, 2026 as compared to $315.0 million in the corresponding prior year period. The decrease is primarily related to cash paid for the acquisition of Phoenix Global in the prior year period of $271.5 million, which consisted of the purchase consideration net of cash and cash equivalents assumed in the acquisition. Net cash used in investing activities decreased further as a result of property insurance recoveries received in the current year period of $6.9 million related to a 2023 flood event at our Jewell cokemaking facility, as well as proceeds of $3.1 million related to assets sold in connection with the planned closure of certain Phoenix Global operating sites. These decreases were partially offset by the inclusion of capital expenditures for Phoenix Global in the current year period. Refer to “Capital Requirements and Expenditures” below for further detail.
Cash Flows from Financing Activities
Net cash used in financing activities increased by $280.7 million to $127.8 million for the nine months ended September 30, 2026 as compared to net cash provided by financing activities of $152.9 million in the corresponding prior year period. The increase in net cash used in financing activities was primarily driven by net repayments of $86.0 million on the Revolving Facility in the current year period as compared to net borrowings of $199.0 million on the Revolving Facility in the prior year period, related to funding the acquisition of Phoenix Global. The increase in net cash used in financing activities in the current year period was partially offset by lower cash remittances of $1.9 million for taxes related to vestings on equity classified awards and debt issuance costs of $2.0 million related to the amendment and extension of the Revolving Facility in the prior year period.
Dividends
On July 30, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend was paid on September 2, 2026, to stockholders of record on August 17, 2026.
Additionally, on October 27, 2026, SunCoke's Board of Directors declared a cash dividend of $0.12 per share of the Company's common stock. This dividend will be paid on December 1, 2026, to stockholders of record on November 17, 2026.
Covenants
As of September 30, 2026, we were in compliance with all applicable debt covenants. We do not anticipate a violation of these covenants nor do we anticipate that any of these covenants will restrict our operations or our ability to obtain additional financing. See Note 8 to the consolidated financial statements for details on debt covenants.
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
The following table summarizes our capital expenditures:

	Nine Months Ended September 30,
	2026	2025

	(Dollars in millions)
Ongoing capital	$53.8	$33.8
Expansion capital	—	9.2
Total capital expenditures(1)	$53.8	$43.0
(1)Reflects actual cash payments during the periods presented for our capital requirements.
Critical Accounting Policies and Estimates
There have been no significant changes to our accounting policies or estimates during the three months ended September 30, 2026 compared with those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
As of September 30, 2026, we completed the integration of Phoenix Global’s business processes and systems into our overall internal control over financial reporting. We will include Phoenix Global in Management’s Report on Internal Control over Financial Reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2026.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 to our consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Certain legal and administrative proceedings are pending or may be brought against us arising out of our current and past operations, including matters related to commercial disputes, employment claims, personal injury claims, common law tort claims, and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to us. Our management believes that any liabilities that may arise from such matters would not likely be material in relation to our business or our consolidated financial position, results of operations or cash flows at September 30, 2026.
Item 1A. Risk Factors
There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 28, 2019, the Company's Board of Directors authorized a program to repurchase outstanding shares of the Company’s common stock, $0.01 par value per share, from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws, for a total aggregate cost to the Company not to exceed $100.0 million. There have been no share repurchases since the first quarter of 2020. As of September 30, 2026, $96.3 million remains available under the authorized repurchase program.
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

101
The following financial statements from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, filed with the Securities and Exchange Commission on October 27, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to Consolidated Financial Statements.

104
The cover page from SunCoke Energy, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunCoke Energy, Inc.

Dated:	October 27, 2026	By:	/s/ Karl A. Zabiello
Karl A. Zabiello
Vice President and Chief Accounting Officer and Treasurer (Duly Authorized Officer) (Principal Accounting Officer)